Form 10-Q
period 1996-06-30
INTEGRAMED AMERICA INC
filed 1996-08-14
CIK 885988

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                        For the transition period from to

                           Commission File No. 0-20260
                           Commission File No. 1-11440

                            INTEGRAMED AMERICA, INC.
             (Exact name of Registrant as specified in its charter)


                                    Delaware
         (State or other jurisdiction of incorporation or organization)


                One Manhattanville Road, Purchase, New York 10577
                    (Address of principal executive offices)

                                  06-1150326
                      (I.R.S. employer identification no.)

                                 (914) 253-8000
              (Registrant's telephone number, including area code)

                                   ----------

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 12, 1996 was 9,198,375.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                           PAGE

PART I  -   FINANCIAL INFORMATION

    Item 1. Financial Statements

               Consolidated  Balance Sheet at June 30, 1996  (unaudited)
               and December 31, 1995.......................................   3

               Consolidated Statement of Operations for the three and
               six-month period ended June 30, 1996 and 1995 (unaudited)...   4

               Consolidated Statement of Cash Flows for the six-month
               period ended June 30, 1996 and 1995 (unaudited).............   5

             Notes to Consolidated Financial Statements (unaudited)........6-13

    Item 2. Management's Discussion and Analysis of Results of Operations
            and Financial Condition.......................................14-18


PART II -   OTHER INFORMATION

    Item 1. Legal Proceedings.............................................   19

    Item 2. Changes in Securities.........................................   19

    Item 3. Defaults upon Senior Securities...............................   19

    Item 4. Submission of Matters to a Vote of Security Holders...........19-20

    Item 5. Other Information.............................................19-20

    Item 6. Exhibits and Reports on Form 8-K..............................19-20


SIGNATURES              ..................................................   21

INDEX TO EXHIBITS.........................................................22-25

PART I  -  FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           (all dollars in thousands)

                                     ASSETS
                                                                                        June 30,  December 31,
                                                                                          1996        1995
                                                                                        --------    --------
                                                                                       (unaudited)
Current assets:
  Cash and cash equivalents ........................................................   $  5,739    $  7,883
  Short term investments ...........................................................      2,000       1,500
  Patient accounts receivable, less allowance for doubtful accounts of $96 and $64
  in 1996 and 1995, respectively ...................................................      2,237       1,271
  Management fees receivable .......................................................      1,202       1,125
  Research fees receivable .........................................................        299        --
  Other current assets .............................................................        867         508
  Controlled assets of Medical Providers- (see Note 2):
      Cash .........................................................................        215         296
      Accounts receivable, less allowance for doubtful accounts of $31 and $25
         in 1996 and 1995, respectively ............................................        872       1,449
      Other current assets .........................................................          9          14
                                                                                       --------    --------
         Total controlled assets of Medical Providers ..............................      1,096       1,759
         Total current assets ......................................................     13,440      14,046
                                                                                       --------    --------
    Fixed assets, net ..............................................................      2,670       2,266
    Trademarks, net ................................................................        158         163
    Goodwill and exclusive management rights, net ..................................      5,457       1,548
    Other assets ...................................................................        216         248
                                                                                       --------    --------
         Total assets ..............................................................   $ 21,941    $ 18,271
                                                                                       ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................................................   $    578    $    181
  Accrued liabilities ..............................................................      1,308       1,307
  Due to Medical Providers-(see Note 2) ............................................        665         606
  Dividends accrued on Preferred Stock .............................................      1,254         946
  Current portion of exclusive management rights obligation ........................        322         297
  Current portion of long-term debt ................................................        422         274
  Patient deposits .................................................................        371         411
                                                                                        -------     -------
         Total current liabilities .................................................      4,920       4,022
                                                                                        -------     -------
Exclusive management rights obligation .............................................      1,252         978
Long-term debt .....................................................................        726         340
Commitments and contingencies- (see Note 4) ........................................    -------     -------
Shareholders' equity - (see Note 3)
  Preferred Stock, $1.00 par value -
    3,773,878 and 3,785,378 shares  authorized in 1996 and 1995,  respectively -
    2,500,000 undesignated;  1,273,378 and 1,285,378 shares designated as Series
    A Cumulative  Convertible in 1996 and 1995,  respectively,  of which 773,878 and 785,378
    shares were issued and outstanding in 1996 and 1995, respectively ..............        774         785
  Common Stock, $.01 par value - 25,000,000 shares authorized; 6,765,375 and
  6,086,910 shares issued and outstanding in 1996 and 1995, respectively                     67          61
  Capital in excess of par .........................................................     33,891      31,785
  Accumulated deficit ..............................................................    (19,689)    (19,700)
                                                                                        -------     -------

         Total shareholders' equity ................................................     15,043      12,931
                                                                                        -------     -------

         Total liabilities and shareholders' equity ................................   $ 21,941    $ 18,271
                                                                                       ========    ========

  See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                For the three-month              For the six-month
                                                                period ended June 30,          period ended June 30,
                                                                1996            1995            1996          1995
                                                               -------        -------         -------       -------
                                                                     (unaudited)                    (unaudited)
Clinical revenues and management fees (see Note 2)........      $4,822        $4,288           $8,998        $8,420
Medical Provider retainage (see Note 2)...................         720           730            1,514         1,718
                                                               -------       -------          -------       -------
Revenues after Medical Provider Retainage (see Note 2)....       4,102         3,558            7,484         6,702
Costs of services rendered ...............................       2,986         2,479            5,550         5,005
                                                               -------       -------          -------       -------
Network sites' contribution ..............................       1,116         1,079            1,934         1,697
                                                               -------       -------          -------       -------
General and administrative expenses ......................         960           978            1,815         1,794
Research and development..................................          62            61              128           112
Exclusive management rights and goodwill amortization.....          49            13               91            13
Interest income...........................................        (102)         (160)            (222)         (327)
Interest expense..........................................           9             6               14            12
                                                               -------       -------          -------       -------
Total other expenses......................................         978           898            1,826         1,604
                                                               -------       -------          -------       -------
Income before income taxes................................         138           181              108            93
Provision for income and capital  taxes...................          53            53               97            87
                                                               -------       -------          -------       -------
Net income................................................          85           128               11             6
Less: Dividends accrued on Preferred Stock................         155           166              309           331
                                                               -------       -------          -------       -------
Net loss applicable to Common Stock.......................     $   (70)     $    (38)         $  (298)       $ (325)
                                                               =======      ========          =======        ======

Net loss per share of Common Stock........................      $(0.01)      $ (0.01)         $ (0.05)       $(0.05)
                                                               =======      ========          =======        ======
Weighted average number of shares of Common Stock
outstanding...............................................       6,267         6,087            6,177         6,087
                                                               =======      ========          =======        ======



         See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (all amounts in thousands)

                                                           For the six-month
                                                          period ended June 30,
                                                             1996     1995
                                                            ----       ----
                                                               (unaudited)
Cash flows from operating activities:
  Net income.............................................. $   11   $     6
  Adjustments to reconcile net income to net cash used
  in operating activities:
   Depreciation and amortization..........................    489       380
   Writeoff of deferred rent in 1996 and fixed assets
     in 1995..............................................   (120)        9
    Changes in assets and liabilities net of effects from
    acquired  businesses--
     (Increase) decrease in assets:
        Accounts receivable...............................   (884)     (329)
        Management fees receivable........................    (77)     (510)
        Other current assets..............................   (359)     (311)
        Trademarks........................................    (14)      -
        Other assets......................................     32        32
     Decrease in controlled assets of Medical Providers:
        Accounts receivable...............................    577       408
        Other current assets..............................      5        21
     Increase (decrease) in liabilities:
        Accounts payable..................................    397      (459)
        Accrued liabilities...............................   (295)      208
        Due to Medical Providers..........................     59      (291)
        Patient deposits..................................    (42)     (122)
                                                            -----    ------
  Net cash used in operating activities...................   (221)     (958)
                                                            -----    ------

  Cash flows (used in) provided by investing activities:
     Purchase of short-term investments...................   (500)      -
     Purchase of net assets of acquired businesses........   (431)      -
     Payments for exclusive management rights.............   (183)     (250)
     Purchase of fixed assets and leasehold improvements..   (650)     (780)
     Sale of fixed assets and leasehold improvements......    -         651
                                                            -----    ------
  Net cash used in investing activities................... (1,764)     (379)
                                                            -----    ------

  Cash flows (used in) provided by financing activities:
     Principal repayments on debt.........................    (46)      (37)
     Principal repayments under capital lease obligations.   (113)      (75)
     Purchase of Convertible Preferred Stock..............    (84)     (150)
     Proceeds from exercise of Common Stock options.......      3       -
                                                            -----    ------
Net cash used in financing activities.....................   (240)     (262)
                                                            -----    ------

Net decrease in cash...................................... (2,225)   (1,599)
Cash at beginning of period...............................  8,179    11,694
                                                            -----    ------


Cash at end of period..................................... $5,954   $10,095
                                                          =======   =======


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - INTERIM RESULTS:

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 1996, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Revenue and cost recognition --

   The Company has two divisions: the Reproductive Science Center Division (the "RSC Division") and the newly formed Women's Medical and Diagnostic Center Division (the "WMDC Division"). The RSC Division derives its revenues from nine Network sites which it provides management services to, including certain clinics and/or laboratories which are directly owned. The WMDC Division derives its revenues from the three women's healthcare companies and the 51% controlling interest in the National Menopause Foundation which it acquired in June 1996 (which combined, represent one Network site referred to herein as "WMDC of Gainesville"). For the three and six-month periods ended June 30, 1996, the RSC and the WMDC Divisions comprised 98% and 2%, and 99% and 1% of the Company's total revenues, respectively.

   All clinical revenues are recorded on a net realizable basis after deducting contractual allowances and consist of patient fees collected by the Company either on its own behalf (i.e., where the clinic and/or lab are directly owned by the Company) and/or on behalf of the medical institution or medical group for ART, infertility, laboratory and peri and post menopausal women's healthcare services performed at the Network sites. Under certain management contracts the Company is exclusively liable to the Medical Providers for physician compensation and other medical costs incurred ("Medical Provider retainage"), regardless of the actual revenue generated by the Medical Provider pursuant to its contract with the Company. Such retainage is segregated from clinical revenues and paid to or on behalf of the Medical Provider; any balance remaining represents the Company's management fee. Under management contracts where the Company is not exclusively liable for the Medical Provider costs, the Company recognizes management fees which typically have two components: 1) a fixed amount per month or a fixed percentage of both monthly net revenues and earnings after management fees; and 2) reimbursed cost of services (including other medical costs). Costs incurred in managing the Network sites, excluding Medical Provider retainage for certain contracts, are included in "Cost of services rendered".

    Clinical revenues and related direct costs are recognized in the period in which the clinical and/or laboratory services are rendered by the Medical Providers. Net realization is dependent upon benefits provided by the patient's insurance policy or agreements between the Network site and the third-party payor. Payments collected from patients in advance for services are included in patient deposits. Management fees under contracts where the Company is not exclusively liable for the Medical Provider costs are recorded on a net realizable basis and are recognized in the period in which such services are rendered by the Company.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)



For the three and six month period ended June 30, 1996 and 1995 the Company's revenues consisted of the following:

                                                                             For the                 For the
                                                                       three-month period       six-month period
                                                                          ended June 30,          ended June 30,
                                                                        1996        1995         1996       1995
                                                                        ----        ----         ----       ----

Clinical revenues associated with Medical Provider Retainage .....     $3,001      $3,584        $5,526   $7,442
Management fees...................................................      1,464         532         2,906      563
Clinical revenues from clinics and labs owned directly by
  the Company.....................................................        357         172           566      415
                                                                       ------      ------        ------   ------
Total clinical revenues and management fees.......................     $4,822      $4,288        $8,998   $8,420
                                                                       ======      ======        ======   ======


        Included in clinical revenues for the six-month period ended June 30, 1996 were approximately $53,000 of revenues earned under research study contracts between WMDC of Gainesville and various pharmaceutical companies. WMDC of Gainesville contracts with major pharmaceutical companies (sponsors) to perform women's medical care research mainly to determine the safety and efficacy of a medication. Based on the data collected from studies conducted by WMDC of Gainesville and other non-related centers for major pharmaceutical companies, the Food and Drug Administration (FDA) determines whether a medication can be manufactured and made available to the public. Research revenues are recognized pursuant to each respective research contract in the period which the medical services (as stipulated by the research study protocol) are performed and collection of such fees is considered probable. Net realization is dependent upon final approval by the sponsor that procedures were performed according to study protocol. Payments collected from sponsors in advance for services are included in accrued liabilities and totaled $71,000 as of June 30, 1996. Costs incurred in performing the research studies are included in "Cost of services rendered".

    Patient accounts receivable --

       Patient accounts receivable represent receivables from patients for medical services provided by the Medical Providers. Such amounts are recorded net of contractual allowances and estimated bad debts. As of June 30, 1996 and December 31, 1995, approximately $562,000 and $150,000, respectively, of accounts receivable were a function of Network site revenue (i.e., the Company purchased the accounts receivable from the Medical Provider) and the $1,675,000 and $1,121,000 balance, respectively, was a function of net revenues of the Company (see Note 2 -- "Revenue and Cost Recognition" above).

    Management fees receivable --

       Management fees receivable represent fees owed to the Company pursuant to its management agreements with certain Network sites (see Note 2 - "Revenue and cost recognition" above).

    Research Fees Receivable --

       Research fees receivable represent receivables from pharmaceutical companies for medical services provided by WMDC of Gainesville to patients pursuant to protocols stipulated under research study contracts between the pharmaceutical companies and WMDC.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


    Controlled assets of Medical Providers --

       Controlled cash represents segregated cash held in the name of certain Medical Providers; controlled accounts receivable represent patient receivables due to certain Medical Providers, and controlled other current assets represent assets owned by and held in the name of certain Medical Providers, all of which are reflected on the Company's balance sheet due to the Company's unilateral control of such assets.

       At June 30, 1996 and December 31, 1995, of the  $1,096,000 and $1,759,000
controlled assets of Medical Providers, $198,000 and $279,000, respectively, was restricted for payment of the amounts due to Medical Providers and the balance of $898,000 and $1,480,000 was payable to the Company.

    Intangible Assets --

       Goodwill and Exclusive Management Rights

       Goodwill represents the excess of the purchase price of businesses acquired over the fair value of the net assets of the businesses acquired. Exclusive management rights represent the cost incurred by the Company for the right to manage certain Network sites.

       Trademarks

       Trademarks which represent trademarks, service marks, trade names and logos purchased related to the ART program are valued at cost less accumulated amortization.

       Amortization and Recoverability

       The Company periodically reviews its intangible assets to assess recoverability and impairments would be recognized in the consolidated statement of operations if a permanent impairment were determined to have occurred. Recoverability of intangibles is determined based on undiscounted expected earnings from the related business unit or activity over the remaining amortization period. Goodwill is amortized over the life of the business acquired, not to exceed forty years. At June 30, 1996, goodwill was being amortized over a forty year period. Exclusive management rights are amortized over the term of the respective management agreement, usually ten years.

    Minority Interest --

       Minority interest represents a 49% interest in the National Menopause Foundation held by the original owner, now a significant shareholder of the Company. The Company acquired its 51% interest in this entity in June 1996 and this entity is included in the Company's consolidated financial statements as of the date of acquisition. As of June 30, 1996, the minority interest is included in accrued liabilities in the consolidated balance sheet.

NOTE 3 - SHAREHOLDERS' EQUITY:

         Dividends on the Convertible Preferred Stock are payable at the rate of $.80 per share per annum, quarterly on the fifteenth day of August, November, February and May of each year commencing August 15, 1993. As of June 30, 1996, the Company's Board of Directors suspended eight quarterly dividend payments thereby entitling holders of the Convertible Preferred Stock to one vote per share of Convertible Preferred Stock on all matters submitted to a vote of stockholders, including election of directors; once in effect, such voting rights are not terminated by the payment of all accrued dividends. As of June 30, 1996, dividend payments of $1,254,000 on the Convertible Preferred Stock were in arrears. The Company does not anticipate the payment of any cash dividends on the Convertible Preferred Stock in the foreseeable future.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

       The determination by the Board of Directors to not declare and pay each of the last eight quarterly dividends and the Company's issuance of Common shares in connection with its acquisition of WMDC of Gainesville, resulted in an adjustment to the conversion rate from 1.122 shares of Common Stock to 1.45 shares of Common Stock for each share of Convertible Preferred Stock.

       On November 30, 1994 the Company announced it may purchase up to 300,000 shares of its outstanding Convertible Preferred Stock at such times and prices as it deems advantageous. The Company has no commitment or obligation to purchase any particular number of shares, and it may suspend the program at any time. As of June 30, 1996, the Company had purchased and retired 90,000 shares of Convertible Preferred Stock, which resulted in a balance of 773,878 shares of Convertible Preferred Stock outstanding as of this date.

       On June 6, 1996, the Company made a new conversion offer (the "Offer") to the holders ("Preferred Stockholders") of the 773,878 outstanding shares of the Company's Convertible Preferred Stock. Under the Offer, Preferred Stockholders received four shares of the Company's Common Stock upon conversion of a share of Convertible Preferred Stock subject to the terms and conditions set forth in the Offer. The Offering was conditioned upon a minimum of 400,000 shares of Preferred Stock being tendered; provided that the Company reserved the right to accept fewer shares. Upon expiration of the Offer on July 17, 1996, the Company accepted for conversion 608,234 shares, or 78.6% of the Convertible Preferred Stock outstanding, constituting all the shares validly tendered. Following the transaction, there were 9,198,375 shares of IntegraMed America's Common Stock outstanding and 165,644 shares of Convertible Preferred Stock outstanding. Refer to Note 7 for pro forma information regarding the Offer.

NOTE 4 - COMMITMENTS AND CONTINGENCIES:

    Reliance on Third Party Vendors --

       The Network sites are dependent on three third-party vendors that supply patient medication. Should any of these vendors experience a supply shortage of medication, it may have an adverse impact on the operations of the Network sites. Currently, the Network sites have not experienced any such adverse impacts.

    Commitments to Medical Providers --

       Under certain management contracts , the Company is obligated to perform the following: (i) advance funds to the Network site to guarantee a minimum physician draw and/or to provide to the Network site new services, utilize new technologies, fund projects, etc. ; and (ii) on or before the fifteenth business day of each month purchase the net accounts receivable of the Network site arising during the previous month and to transfer or pay to the Network site such amount of funds equal to the net accounts receivable less any amounts owed to the Company for management fees and/or advances. Any advances are to be repaid monthly and interest expense, computed at the prime rate used by the Company's primary bank in effect at the time of the advance, will be charged by the Company for funds advanced. Advances due to the Company are included in "management fees receivable" and net receivables purchased by the Company are included in "patient accounts receivable" in the balance sheet as of June 30, 1996 and December 31, 1995, respectively.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

    Commitments to the National Menopause Foundation --

       In connection with its acquisition of 51% of the outstanding stock of the National Menopause Foundation ("NMF") in June 1996, the Company will provide funding to and for the development of NMF on an as-needed basis during the four year period commencing June 6, 1996 in amounts not to exceed $500,000 in the aggregate.

    Litigation -

       On June 20, 1996, the Company announced that the Court of Chancery of the State of Delaware has denied a claim by a Preferred Stockholder, in Bernstein v. IVF America, et.al. that the anti-dilution rights of existing Preferred Stockholders were required to be expanded as a result of a previous Conversion Offer made by the Company in November 1994.

       The lawsuit was originally filed in the Court on December 13, 1994. By its June 11, 1996 decision, the Court has directed that the Complaint be dismissed and judgement entered accordingly. The plaintiff has a right of appeal but has not indicated what, if any, further action he intends to take.

       The plaintiffs' application for class certification in Karlin v. IVF America, Inc. et.al., filed in Supreme Court, Westchester County, New York, has been denied by the Court. The Court ruled that the potential class of patients treated at the IVF America Program at United Hospital did not meet the criteria for class action status as required by New York law. In particular, the Court reached this conclusion because, "individualized and varied issues arising out of the particular physician-patient relationship, more aligned with the issue of lack of informed consent, tend to predominate." While plaintiffs have appealed, the Company is pleased by this decision, sustaining the individualized nature of treatment at IVF America Network sites, and intends to defend vigorously the Court's ruling.

NOTE 5 - RELATED PARTY TRANSACTION

       Under the WMDC of Gainesville acquisition agreement, Morris Notelovitz, M.D., Ph.D. ("Physician"), the founder of the Gainesville entities acquired by the Company, became a member of the Company's Board of Directors, and, under a long term employment agreement, the Physician will serve as Vice President for Medical Affairs and Medical Director of the Division. The Company simultaneously entered into an Employment Agreement with the Physician pursuant to which the Physician will provide medical services, as defined.

NOTE 6 - ACQUISITIONS

       The transactions detailed below were accounted for on the purchase method and the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. The unaudited consolidated financial statements include the results of these transactions from their respective dates of acquisition.

        On June 7, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which INMD Acquisition Corp. ("IAC"), a Florida corporation and wholly-owned subsidiary of the Company, acquired all of the outstanding stock of the following three related Florida corporations: The Climacteric Clinic, Inc. ("CCI"), Midlife Centers of America, Inc. ("MCA"), and Women's Research Centers, Inc. ("WRC"), America (collectively "the Merger
Companies"), and 51% of the outstanding stock of the National Menopause Foundation, Inc. ("NMF"), also a related Florida corporation. Pursuant to the Agreement, the Merger Companies were merged with and into IAC, the surviving corporation in the Merger, which will continue its corporate existence under the laws of the State of Florida under the name Women's Medical & Diagnostic Center,

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

Inc. ("WMDC"). In exchange for the shares of the Merger Companies, the Company paid cash in an aggregate amount of $350,000 and issued 666,666 shares of Common Stock which had a market value of $2.5 million. In exchange for the 51% of the outstanding stock of NMF, the Company paid cash in an aggregate amount of $50,000 and issued a note in an amount of $600,000, which is payable in sixteen quarterly installments of $37,500 beginning September 1, 1996 with simple interest at a rate of 4%.

       The aggregate purchase price of the Merger Companies of $2,850,000 was allocated as follows to assets acquired and liability assumed: $390,000 to current assets, $99,000 to fixed assets, $254,000 to accrued liabilities, $97,000 to debt and the balance of $2,712,000 to goodwill, which will be amortized over a forty year period. The aggregate purchase price of NMF of $650,000 was allocated as follows: $2,000 to current assets, $30,000 to fixed assets and the $628,000 balance to goodwill, which will be amortized over a forty year period.

       On May 15, 1996, the Company entered into an asset purchase and a long term management agreement with W.F. Howard, M.D., P.A. near Dallas, Texas (the "Reproductive Science Center ("RSC") of Dallas"), a provider of conventional infertility and assisted reproductive technology services. The aggregate purchase price was approximately $701,500 of which approximately $244,000 was paid at closing and the Company issued a promissory note for the $457,500 balance which is payable as follows: $100,000 on the last business day of May 1997 and 1998, and $36,786 on the last business day of May in each of the seven years thereafter, thru May 2005. The aggregate purchase price was allocated to fixed assets in the amount of $145,000 and the balance of $557,500 to exclusive management rights, which will be amortized over the ten year term of the agreement.

       The following unaudited pro forma results of operations have been prepared by management based on the unaudited financial information of the Merger Companies, NMF and the RSC of Dallas adjusted where necessary, with respect to pre-acquisition periods, to the basis of accounting used in the historical financial statements of the Company. Such adjustments include modifying the unaudited results to reflect operations as if the related management agreements had been consummated on January 1, 1996 and 1995, respectively. Additional general corporate expenses which would have been required to support the operations of the new Network sites are not included in the pro forma results. The unaudited pro forma results may not be indicative of the results that would have occurred if the acquisition and management agreement had been in effect on the dates indicated or which may be obtained in the future.

                                                           For the
                                                      six-month period
                                                        ended June 30,
                                                     1996           1995
                                                     ----           ----

Clinical revenues and management fees.........    $10,166,000    $10,164,000
Income (loss) before income taxes (1).........    $   (87,000)   $    59,000
Net loss  applicable to Common Stock
(includes  $309,000 and $600,000  dividends
accrued on Preferred Stock for the six-month
period ended June 30, 1996 and the
year ended December 31, 1995,
respectively).................................    $  (396,000)    $ (541,000)
Net loss per share of Common Stock............    $     (0.06)    $    (0.08)

(1) Income (loss) before income taxes include $126,000 and $83,000 of goodwill and exclusive management rights amortization in 1996 and 1995, respectively.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

NOTE 7- PROFORMA EFFECT OF JULY 1996 PREFERRED STOCK CONVERSION OFFERING

       In connection with the July 1996 conversion of Preferred Stock to Common Stock (see Note 3), the Company converted 78% of its Convertible Preferred Stock to Common Stock. The pro-forma effect of this change, as if the conversion occurred on January 1, 1996, would have resulted in a reduction in the net loss applicable to Common Stockholders from $(0.05) per share to $(0.01) per share for the six-month period ended June 30, 1996. The pro-forma effect of this change, as if the conversion occurred on January 1, 1995, would have resulted in a reduction in the net loss applicable to Common Stockholders from $(0.05) per share to $(0.01) per share for the six-month period ended June 30, 1995. The pro forma loss per share calculations give effect to the 2,432,936 Common Shares which were issued in the conversion and the elimination of accrued dividends related to the converted Preferred Shares of approximately $243,000 for both 1996 and 1995,respectively. However, the pro forma information does not give effect to the inducement discussed in the following paragraph.

       As discussed in Note 3, the Company completed a tender offer to the Company's Convertible Preferred Stockholders in July 1996. In connection therewith, the Company offered the Preferred holders four shares of Common Stock for each Preferred share owned. The four shares represented an increase from the original terms of the Preferred Stock which provided for 1.45 Common Shares for each Preferred Share after adjustment for the failure of the Company to pay eight dividends and after adjustment for the issuance of Common Shares pursuant to the acquisition of WMDC of Gainesville. Under a recently enacted accounting pronouncement, the Company is required to reduce earnings available to Common Stockholders to convert their shares. Since the Company issued an additional 1,550,997 Common Shares in the tender offer, compared to the shares that would have been issued under the original terms of the Preferred Stock, the Company was required to deduct the fair value of these additional shares of approximately $4,265,000 from earnings available to Common shareholders. This non-cash charge, partially offset by the reversal of $973,000 accrued dividends attributable to the conversion, will result in the increase in net loss per share by approximately $(.46) and $(.57) in the three and nine-month period ended September 30, 1996, respectively. While this charge is intended to show the cost of the inducement to the owners of the Company's Common Shares immediately before the tender offer, management does not believe that it accurately reflects the impact of the tender offer on the Company's Common Stockholders. As a result of the conversion, the Company will reverse $973,000 in accrued dividends from its balance sheet and the conversion will save the Company from accruing annual dividends of $486,000 and the need to include these dividends in earnings per share calculations. The conversion has also eliminated a $6.1 million liquidation preference related to the Preferred Shares converted.

 NOTE 8 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
 TRANSACTIONS:

       In connection with the Company's acquisition of WMDC of Gainesville in June 1996, the Company issued 666,666 shares of Common Stock, acquired assets of $521,000, assumed current liabilities of $264,000, and debt of $97,000. In connection with this transaction, the Company also issued a note payable in the amount of $600,000 with annual interest payable at 4%.

       In May 1996, the Company entered into a management agreement with W.F. Howard, M.D., P.A. located near Dallas, Texas. Pursuant to this agreement, the Company incurred a $550,000 obligation for the exclusive right to manage this facility of which $100,000 had been paid as of June 30, 1996.

       At June 30, 1996 and 1995, there were accrued dividends on Convertible Preferred Stock outstanding of $1,254,000 and $676,000, respectively (see Note 3 and Note 7).

       At June 30, 1996 and 1995 controlled cash of Medical Providers was $215,000 and $429,000, respectively, which represented a decrease of $81,000 and $60,000 for the six-month periods ended June 30, 1996 and 1995, respectively.

       State taxes, which primarily reflect Massachusetts income taxes and New York capital taxes of $65,000 and $70,000 were paid in the six-month period ended June 30, 1996 and 1995, respectively.

       Interest paid in cash in the six-month period ended June 30, 1996 and 1995 amounted to $13,000 and $12,000, respectively. Interest received in the six-month period ended June 30, 1996 and 1995 amounted to $221,000 and $327,000, respectively.

Item 2.Management's Discussion and Analysis of Results of Operations and Financial Condition

       The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

General

       In the second quarter, the Company initiated and/or completed the following four significant events: (1) the acquisition of four women's healthcare companies located in Gainesville, Florida which formed the basis for the Company's new Women's Medical and Diagnostic Center Division, (2) the acquisition of certain assets and a management agreement with the W.F. Howard, M.D., P.A. located near Dallas, Texas, (3) the extention of a new conversion offer to its Preferred Stockholders which closed with favorable results in July 1996, and (4) a formal name change to IntegraMed America, Inc. in order to more accurately reflect the Company's strategy of broadening its service base beyond infertility and expanding its operations into specialty women's health services management. In addition, the quarter showed a 12.5% increase in revenues and a 3.4% increase in Network site contribution.

Revenue and Cost Recognition

       The Company has two divisions: the Reproductive Science Center Division (the "RSC Division") and the newly formed Women's Medical and Diagnostic Center Division (the "WMDC Division"). The RSC Division derives its revenues from nine Network sites which it provides management services to, including certain clinics and/or laboratories which are directly owned. The WMDC Division derives its revenues from the three women's healthcare companies and the 51% controlling interest in the National Menopause Foundation which it acquired in June 1996 (which combined represent one Network site referred to herein as "WMDC of Gainesville"). For the three and six-month periods ended June 30, 1996, the RSC and the WMDC Divisions comprised 98% and 2%, and 99% and 1% of the Company's total revenues, respectively.

       All clinical revenues are recorded on a net realizable basis after deducting contractual allowances and consist of patient fees collected by the Company either on its own behalf (i.e., where the clinic and/or lab are directly owned by the Company) and/or on behalf of the medical institution or medical group for ART, infertility, laboratory and peri and post menopausal women's healthcare services performed at the Network sites. Under certain management contracts the Company is exclusively liable to the Medical Providers for physician compensation and other medical costs incurred ("Medical Provider retainage"), regardless of the actual revenue generated by the Medical Provider pursuant to its contract with the Company. Such retainage is segregated from clinical revenues and paid to or on behalf of the Medical Provider; any balance remaining represents the Company's management fee. Under management contracts where the Company is not exclusively liable for the Medical Provider costs, the Company recognizes management fees which typically have two components: 1) a fixed amount per month or a fixed percentage of both monthly net revenues and earnings after management fees; and 2) reimbursed cost of services (including other medical costs). Costs incurred in managing the Network sites, excluding Medical Provider retainage for certain contracts, are included in "Cost of services rendered".

       Clinical revenues and related direct costs are recognized in the period in which the clinical and/or laboratory services are rendered by the Medical Providers. Net realization is dependent upon benefits provided by the patient's insurance policy or agreements between the Network site and the third-party payor. Payments collected from patients in advance for services are included in patient deposits. Management fees under contracts where the Company is not exclusively liable for the Medical Provider costs are recorded on a net realizable basis and are recognized in the period in which such services are rendered by the Company.

       Also included in clinical revenues for the six-month period ended June 30, 1996 were approximately $53,000 of revenues earned under research study contracts between WMDC of Gainesville and various pharmaceutical companies. WMDC of Gainesville contracts with major pharmaceutical companies (sponsors) to perform women's medical care research mainly to determine the safety and efficacy of a medication. Based on the data collected from studies conducted by WMDC of Gainesville and other non-related centers for major pharmaceutical companies, the Food and Drug Administration (FDA) determines whether a medication can be manufactured and made available to the public. Research revenues are recognized pursuant to each respective research contract in the period which the medical services (as stipulated by the research study protocol) are performed. Net realization is dependent upon final approval by the sponsor that procedures were performed according to study protocol. Payments collected from sponsors in advance for services are included in accrued liabilities and totaled $71,000 as of June 30, 1996. Costs incurred in performing the research studies are included in "Cost of services rendered".

Results of Operations

     Three  Months  Ended June 30, 1996  Compared to Three Months Ended June 30,
     1995

       Revenues for 1996 were approximately $4.8 million, an increase of 12.5% compared to approximately $4.3 million for 1995. The increase in revenues was due to revenues related to Network sites acquired in the second and fourth quarters of 1995 and the second quarter of 1996, to a 14% increase in revenue related to the Boston Network site attributable to both higher volume and to a more favorable service mix, and to a 61% increase in revenue related to the Long Island Network site primarily due to the operational changes effected by the Company in the 1995 second quarter and to higher volume. These favorable variances were partially offset by a 38% decrease in revenues related to the Westchester Network site attributable to lower volume and by the effects of the Company's new management contract related to the New Jersey Network site.

       Medical Provider retainage for 1996 was approximately $720,000, a decrease of 1.4%, compared to approximately $730,000 in 1995, primarily due to the decrease in volume and a negotiated reduction in hospital contract fees at the Westchester Network site and to the management contract changes related to the New Jersey Network site, partially offset by an increase in physician compensation at the Boston Network site attributable to the addition of a physician who commenced services in July 1995 and to renegotiated physician compensation.

       The increase in revenues and the decrease in Medical Provider retainage resulted in an increase of 15.3% in revenues after Medical Provider Retainage in 1996 compared to 1995.

       Cost of services rendered were approximately $3.0 million in 1996, an increase of 20.5%, compared to approximately $2.5 million in 1995. Such increase was primarily due to the new management contracts acquired in the second and fourth quarter of 1995 and the second quarter of 1996, partially offset by the effects of the new management contract related to the New Jersey Network site and lower costs of services at the Westchester Network site attributable to lower volume and certain cost reductions implemented by management including lower hospital contract fees.

       General and administrative expenses for 1996 were $960,000 compared to $978,000 in 1995. Such decrease was primarily attributable to a decrease in consulting, professional, and recruitment fees, partially offset by an increase in travel costs related to the Company's growth strategy and to managing additional network sites and general office costs attributable to the opening of a Central and Southern regional office in the 1995 third quarter to facilitate future growth.

       Research and development expenses were $62,000 in 1996 and $61,000 in 1995 due to funding pursuant to the Company's new collaborative agreement with Monash University in 1996, partially offset by a decrease in development costs related to genetic and immature oocyte testing.

       Amortization of exclusive management rights was $49,000 in 1996 compared to $13,000 in 1995 and represented the amortization of the purchase price paid by the Company for the exclusive right to manage Network sites which were acquired in the second and fourth quarters in 1995 and the second quarter of 1996 over the ten-year term of each management agreement. The 1996 expense amount also includes goodwill amortization related to the Company's acquisition of WMDC of Gainesville in June 1996.

       Interest income for 1996 was $102,000 compared to $160,000 in 1995. This decrease was due to lower short-term interest rates and a lower cash balance (refer to "Liquidity and Capital Resources").

       The provision for income taxes primarily reflected Massachusetts income taxes and New York capital taxes in 1996 and 1995, respectively.

       Net income was $85,000 in 1996 compared to net income of $128,000 in 1995. This decrease in net income was primarily due to a $58,000 decrease in interest income and $36,000 increase in amortization of exclusive management rights and goodwill, partially offset by a $37,000 increase in contribution and a $18,000 decrease in general and administrative expenses.

     Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

       Revenues for 1996 were approximately $9.0 million, an increase of 6.9% compared to approximately $8.4 million for 1995. The increase in revenues was due to revenues related to Network sites acquired in the second and fourth quarters of 1995 and the second quarter of 1996 and to a 21% increase in revenue related to the Boston Network site attributable to both higher volume and to a more favorable service mix. These favorable variances were partially offset by a 38% decrease in revenues related to the Westchester Network site attributable to lower volume, the effects of the Company's new management contract related to the New Jersey Network site, and to a 13% decrease in revenue related to the Long Island Network site attributable to lower volume.

       Medical Provider retainage for 1996 was approximately $1.5 million, a decrease of 11.9%, compared to approximately $1.7 million in 1995, primarily due to the management contract changes related to the New Jersey Network site, operational changes at the Long Island Network site and to the decrease in volume and a negotiated reduction in hospital contract fees at the Westchester Network site. These favorable variances were partially offset by an increase in physician compensation at the Boston Network site attributable to the addition of a physician who commenced services in July 1995 and to renegotiated physician compensation.

       The increase in revenues and the decrease in Medical Provider retainage resulted in an increase of 11.7% in revenues after Medical Provider Retainage in 1996 compared to 1995.

       Cost of services rendered were approximately $5.6 million in 1996, an increase of 10.9%, compared to approximately $5.0 million in 1995. Such increase was primarily due to the new management contracts acquired in the second and fourth quarter of 1995 and the second quarter of 1996, partially offset by the effects of the new management contract related to the New Jersey Network site, which included the reversal of $120,000 in deferred rent in the 1996 first quarter, lower costs of services at the Westchester Network site attributable to lower volume and certain cost reductions implemented by management and the modification of the Long Island Network site's operations, which included a $110,000 decrease in occupancy cost due to the relocation of this Network site in the 1995 second quarter.

       General and administrative expenses were approximately $1.8 million in 1996 and in 1995. General and administrative expenses in 1996 reflect a decrease in legal and consulting fees partially offset by an increase in travel and entertainment and general office costs related to implementing the Company's growth strategy, the opening of a Central and Southern Regional office in the 1995 third quarter to facilitate growth and to managing additional Network sites.

       Research and development expenses were $128,000 in 1996 and $112,000 in 1995. Such increase was due to funding pursuant to the Company's new collaborative agreement with Monash University, partially offset by a decrease in development costs related to genetic and immature oocyte testing.

       Amortization of exclusive management rights was $91,000 in 1996 compared to $13,000 in 1995 and represented the amortization of the purchase price paid by the Company for the exclusive right to manage Network sites which were acquired in the second and fourth quarters in 1995 and the second quarter of

1996 over the ten-year term of each management agreement. The 1996 expense amount also includes goodwill amortization related to the Company's acquisition of WMDC of Gainesville in June 1996.

       Interest income for 1996 was $222,000 compared to $327,000 in 1995. This decrease was due to lower short-term interest rates and a lower cash balance (refer to "Liquidity and Capital Resources").

       The provision for income taxes primarily reflected Massachusetts income taxes and New York capital taxes in 1996 and 1995, respectively.

       Net income was $11,000 in 1996 compared to a net income of $6,000 in 1995. This increase in net income was primarily due to a $237,000 increase in contribution, partially offset by a $105,000 decrease in interest income, a $78,000 increase in exclusive management right and goodwill amortization, a $21,000 increase in general and administrative expenses, a $16,000 decrease in research and development costs and a $10,000 increase in the provision for income and capital taxes.

Liquidity and Capital Resources

       In 1995, the Company achieved its first annual operating profit. Historically, the Company has financed its operations primarily through sales of equity securities and loans from its shareholders. The Company has raised approximately $41.3 million in gross proceeds from the sale of equity securities, including approximately $6.2 million ($4.4 million, net) from its initial public offering of Common Stock in October 1992 and $20.0 million ($16.8 million, net) from its public offering of Convertible Preferred Stock in May 1993.

       At June 30,  1996,  the  Company  had  working  capital  of $8.5  million
(including $1.1 million of controlled assets of Medical Providers), approximately $8.0 million of which consisted of cash and cash equivalents (including $215,000 of controlled cash) and short term investments, compared to working capital of $10.0 million at December 31, 1995 (including $1.8 million of controlled assets of Medical Providers), $9.7 million of which consisted of cash and cash equivalents (including $296,000 of controlled cash). The decrease in working capital during 1996 was principally due to fixed asset purchases and leasehold improvements of $650,000, $400,000 paid towards the purchase of WMDC of Gainesville, partially offset by $104,000 of net assets acquired and $150,000 increase in short-term debt, a $308,000 increase in the Company's accrued dividend obligation on its Convertible Preferred Stock, a $397,000 increase in accounts payable and exclusive management rights payments of $183,000. These decreases in working capital were partially offset by a $307,000 increase in total patient and research accounts receivable, a $359,000 increase in other current assets primarily related to prepaid insurance and taxes, a $295,000 decrease in accrued liabilities and a $77,000 increase in management fees receivable. On a short-term basis, the Company will continue to finance its operations from its current working capital.

       The Company's current cash outflows for investment consist of equipment purchases and leasehold improvements related to existing Network sites. On a long-term basis, the Company may incur commitments for capital expenditures to purchase additional equipment for existing and new Network sites. In addition, on a short and/or long term basis, in accordance with the Company's growth strategy, the Company may incur cash out flows for the purchase of exclusive management rights. Also, in connection with its acquisition of 51% of the outstanding stock of the National Menopause Foundation ("NMF") in June 1996, the Company committed to provide funding to and for the development of NMF on an as-needed basis during the four year period commencing June 6, 1996 in amounts not to exceed $500,000 in the aggregate.

       In 1994, the Company initiated a program to conserve capital to fund future business growth and to expand the scope of its infertility services. As part of this program, during the third quarter of 1994, the Company suspended payment of its Convertible Preferred Stock dividend beginning with the dividend payable August 15, 1994. Also, as part of this program, the Company proposed a conversion offer to its Preferred Stockholders (the "Offer"), offering them the right to receive three shares of Common Stock, plus $.20 in cash, for each share of Preferred Stock tendered for conversion pursuant to the Offer. The Company accepted for conversion 1,136,122 Preferred shares, or 56.8 percent of the Convertible Preferred Stock outstanding. Following the transaction, 6,086,910 shares of the Company's Common Stock and 863,878 shares of Convertible Preferred

Stock remained outstanding, thereby eliminating approximately $909,000 of its annual dividend obligation. As of August 12, 1996, the Company's Board of Directors suspended nine consecutive quarterly dividend payments and the Company does not anticipate the payment of any cash dividends on the Convertible Preferred Stock in the foreseeable future.

       On November 30, 1994 the Company announced it may purchase up to 300,000 shares of its outstanding Convertible Preferred Stock at such times and prices as it deems advantageous. The Company has no commitment or obligation to purchase any particular number of shares, and it may suspend the program at any time. As of August 12, 1996, the Company purchased and retired 90,000 shares of Convertible Preferred Stock, which resulted in a balance of 773,878 shares of Convertible Preferred Stock outstanding as of this date.

       On June 6, 1996, the Company made a new conversion offer (the "Offer") to the holders ("Preferred Stockholders") of the 773,878 outstanding shares of the Company's Convertible Preferred Stock. Under the Offer, Preferred Stockholders received four shares of the Company's Common Stock upon conversion of a share of Convertible Preferred Stock subject to the terms and conditions set forth in the Offer. The Offering was conditioned upon a minimum of 400,000 shares of Preferred Stock being tendered; provided that the Company reserved the right to accept fewer shares. The Offer expired on July 17, 1996. The Company accepted for conversion 608,234 shares, or 78.6% of the Convertible Preferred Stock outstanding, constituting all the shares validly tendered. Following the transaction, there were 9,198,375 shares of IntegraMed America's Common Stock outstanding and 165,644 shares of Convertible Preferred Stock outstanding. As a result of the conversion, the Company will reverse approximately $973,000 in accrued dividends from its balance sheet and $6.1 million of liquidation preference has been eliminated.

       Under certain management contracts, the Company is obligated to perform the following: (i) advance funds to the Network site to guarantee a minimum physician draw and/or to provide new services, utilize new technologies, fund projects, etc. ; and (ii) on or before the fifteenth business day of each month purchase the net accounts receivable of the Network site arising during the previous month and to transfer or pay to the Network site such amount of funds equal to the net accounts receivable less any amounts owed to the Company for management fees and/or advances. Any advances are to be repaid monthly and interest expense, computed at the prime rate used by the Company's primary bank in effect at the time of the advance, will be charged by the Company for funds advanced.

Reliance on Third-Party Vendors

       The Network sites are dependent on three third-party vendors that produce patient medication. Should any of these vendors experience a supply shortage of medication, it may have an adverse impact on the operations of the Network sites. As of today, the Network sites have not experienced any such adverse impacts.

Forward Looking Statements

       The Company wishes to caution readers that any forward-looking statements contained in this Form 10-Q or made by the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could cause the Company's financial performance to differ materially from the expectations expressed in any forward-looking statements made by or on behalf of the Company: The success of the Company in acquiring additional management agreements, including the Company's ability to finance future growth, increases in overhead due to expansion, the loss of significant management contract(s), the profitability or lack thereof at Network sites managed by the Company, the exclusion of infertility services and women's healthcare services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, and the timely development of and acceptance of new infertility, genetic and/or women's healthcare technologies and techniques.

Part II -         OTHER INFORMATION

   Item 1.        Legal Proceedings.
                     On June 20, 1996, the Registrant announced that the Court of Chancery of the State of Delaware has denied a claim by a Preferred Stockholder, in Bernstein v. IVF America, et.al. that the anti-dilution rights of existing Preferred Stockholders were required to be expanded as a result of a previous Conversion Offer made by the Company in November 1994.

                     The lawsuit was originally filed in the Court on December 13, 1994. By its June 11, 1996 decision, the Court has directed that the Complaint be dismissed and judgement entered accordingly. The plaintiff has a right of appeal but has not indicated what, if any, further action he intends to take.

                     The plaintiffs' application for class certification in Karlin v. IVF America, Inc. et al, filed in Supreme Court, Westchester County, New York, has been denied by the Court. The Court ruled that the potential class of patients treated at the IVF America Program at United Hospital did not meet the criteria for class action status as required by New York law. In particular, the Court reached this conclusion because, "individualized and varied issues arising out of the particular physician-patient relationship, more aligned with the issue of lack of informed consent, tend to predominate." While plaintiffs have appealed, the Company is pleased by this decision, sustaining the individualized nature of treatment at IVF America Network sites, and intends to defend vigorously the Court's ruling.

   Item 2.        Changes in Securities.
                     On June 6, 1996, the Company made a new conversion offer (the "Offer") to the holders ("Preferred Stockholders") of the 773,878 outstanding shares of the Company's Convertible Preferred Stock. Under the Offer, Preferred Stockholders received four shares of the Company's Common Stock upon conversion of a share of Convertible Preferred Stock subject to the terms and conditions set forth in the Offer. The Offering was conditioned upon a minimum of 400,000 shares of Preferred Stock being tendered; provided that the Company reserved the right to accept fewer shares. Upon expiration of the Offer on July 17, 1996, the Company accepted for conversion 608,234 shares, or 78.6% of the Convertible Preferred Stock outstanding, constituting all the shares validly tendered. Following the transaction, there were 9,198,375 shares of IntegraMed America's Common Stock outstanding and 165,644 shares of Convertible Preferred Stock outstanding. As a result of the conversion, the Company will reverse $973,000 in accrued dividends from its balance sheet and the conversion will save the Company from accruing annual dividends of approximately $486,000 and the need to include these dividends in earnings per share calculations. The conversion has also eliminated a $6.1 million liquidation preference related to the Preferred Shares converted.

   Item 3.        Defaults Upon Senior Securities.
                     As of August 12, 1996, dividend payments of $265,000 on the Series A Cumulative Convertible Preferred Stock were in arrears.

   Item 4.     Submission of Matters to Vote of Security  Holders.  At an annual shareholders' meeting held on June 11, 1996, the following five proposals were approved: 1) to reelect the Board of five directors, 2) to approve and ratify an amendment to the Certificate of Incorporation changing the Company's name to IntegraMed America, Inc., 3) to approve and ratify an amendment to the Certificate of Incorporation to provide that all stockholder action be taken at a meeting, and 4) to approve and ratify the appointment of Price Waterhouse LLP as the independent accountants of the Company.


                  The respective vote tabulations are detailed below:
                                                                                        Shares Voted
                  Proposal 1                                               For     Against  Abstained   Non-Votes
                  ----------                                               ---     -------  ---------   ---------
                  Gerardo Canet                                         6,447,875   45,451       -          -
                  Vicki L. Baldwin                                      6,449,926   43,400       -          -
                  Elliott D. Hillback, Jr.                              6,449,926   43,400       -          -
                  Lawrence Stuesser                                     6,449,926   43,400       -          -
                  Sarason D. Liebler                                    6,449,926   43,400       -          -

                  Proposal 2
                  Amendment to the Certificate of Incorporation
                  Changing the Company's Name                           6,396,041   63,043    34,242        -

                  Proposal 3
                  Amendment to the Certificate of Incorporation to provide that all stockholder action be taken at

                  a meeting                                             2,929,685  1,179,932  10,098    2,373,611

                  Proposal 4
                  Reappointment of Price Waterhouse LLP                 6,469,426   17,708     6,192        -

   Item 5.        Other Information.
                     Not applicable

   Item 6.        Exhibits and Reports on Form 8-K.

                  (a) Exhibits.
                            See Index to  Exhibits on pages 16-19
                  (b) Reports on Form 8-K.
                        On June 20, 1996, the Company filed with the Securities and Exchange Commission a Form 8-K reporting the following four significant items: 1) On June 7, 1996, the Company acquired four women's healthcare companies which will form the basis for the Company's new Women's Medical and Diagnostic Center; 2) On May 15, 1996, the Company entered into an asset and a long term management agreement with W.F. Howard, M.D., P.A. located near Dallas, Texas, a provider of conventional infertility and assisted reproductive technology services; 3) On June 6, 1996, the Company made a new conversion offer to the holders of the 773,878 outstanding shares of the Company's Convertible Preferred Stock whereby the Preferred Stockholders would receive four shares of the Company's Common Stock upon conversion of a shares of Preferred Stock subject to the terms and conditions set forth in the offer; and 4) On June 20, 1996, the Registrant announced that the Court of Chancery of the State of Delaware has denied a claim by a Preferred Stockholder, in Bernstein v. IVF America, et.al. that the anti-dilution rights of existing Preferred Stockholders were required to be expanded as a result of a previous Conversion Offer made by the Company in November 1994.

                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTEGRAMED AMERICA, INC.
                                  (Registrant)




Date:    August 14, 1996          By: /s/ Dwight P. Ryan
                                      ------------------
                                      Dwight P. Ryan
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.                         Exhibit

3.1(a) --Amended and Restated Certificate of Incorporation of Registrant effecting, inter alia, reverse stock split (ii)

3.1(b) --Amendment to Certificate of Incorporation of Registrant increasing authorized capital stock by authorizing Preferred Stock (ii)

3.1(c) --Certificate  of  Designations  of  Series  A  Cumulative   Convertible
         Preferred Stock (ii)

3.2    --Copy of By-laws of Registrant (i)

3.2(a) --Copy of By-laws of Registrant (As Amended and Restated on December 12,
         1995) (xi)

4.1    --Warrant Agreement of Robert Todd Financial Corporation. (i)

4.2    --Copy of Warrant, as amended, issued to IG Labs. (i)

4.3    --RAS  Securities  Corp.  and  ABD  Securities   Corporation's   Warrant
         Agreement. (ii)

4.4    --Form of Warrants issuable to Raymond James & Associates, Inc. (vii)

10.1   --Copy of Registrant's 1988 Stock Option Plan,  including form of option
         (i)

10.2   --Copy of Registrant's 1992 Stock Option Plan,  including form of option
         (i)

10.4   --Severance arrangement between Registrant and Vicki L. Baldwin (i)

10.4(a)--Copy of Change in Control Severance  Agreement between  Registrant and
         Vicki L. Baldwin (vii)

10.5(a)--Copy of Severance  Agreement with Release between Registrant and David
         J. Beames (iv)

10.6   --Severance arrangement between Registrant and Donald S. Wood (i)

10.6(a)--Copy of Executive Retention Agreement between Registrant and Donald S.
         Wood, Ph.D. (viii)

10.7(a)--Copy  of  lease  for  Registrant's   executive  offices  relocated  to
         Purchase, New York (viii)

10.8   --Copy of Lease Agreement for medical office in Mineola, New York (i)

10.8(a)--Copy of new 1994 Lease  Agreement for medical  office in Mineola,  New
         York (v)

10.8(b)--Copy of Letter of Credit in favor of Mineola Pavilion Associates, Inc.
         (viii)

10.9 --Copy of Service Agreement for ambulatory surgery center in Mineola, New York (i)

10.10 --Copy of Agreement with MPD Medical Associates, P.C. for Center in Mineola, New York (i)

Exhibit No.                         Exhibit

10.10 --Copy of Agreement with MPD Medical Associates, P.C. for Center in Mineola, New York dated September 1, 1994 (vii)

10.10(a)--Copy of Agreement with MPD Medical Associates, P.C. for Center in
          Mineola, New York dated September 1, 1994 (vii)

10.11   --Copy of Service Agreement with United Hospital (i)

10.12 --Copy of Service Agreement with Waltham Weston Hospital and Medical Center (i)

10.15(a)--Copy of post-Dissolution Consulting Agreement between Registrant and Allegheny General Hospital (vi)

10.18(a)--Copy of post-Dissolution Consulting, Training and License Agreement between Registrant and Henry Ford Health Care Systems (iii)

10.19   --Copy of Guarantee Agreement with Henry Ford Health System (i)

10.20 --Copy of Service Agreement with Saint Barnabas Outpatient Centers for center in Livingston, New Jersey (i)

10.21 --Copy of Agreement with MPD Medical Associates, P.C. for center in Livingston, New Jersey (i)

10.22   --Copy of Lease Agreement for medical offices in Livingston,  New Jersey
          (i)

10.23 --Form of Development Agreement between Registrant and IG Laboratories, Inc. (i)

10.24   --Copy of Research  Agreement  between  Registrant and Monash University
          (i)

10.24(a)--Copy of Research  Agreement  between  Registrant and Monash University
          (ix)

10.28 --Copy of Agreement with Massachusetts General Hospital to establish the Vincent Center for Reproductive Biology and a Technical Training Center (ii)

10.29   --Copy  of  Agreement  with  General   Electric   Company   relating  to
          Registrant's training program (ii)

10.30 --Copy of Indemnification Agreement between Registrant and Philippe L. Sommer (vii)

10.31   --Copy of  Employment  Agreement  between  Registrant  and Gerardo Canet
          (vii)

10.31(a)--Copy of Change in Control Severance  Agreement between  Registrant and
          Gerardo Canet (vii)

10.31(b)--Copy of the Amendment of Change in Control Severance Agreement between
          Registrant and Gerardo Canet (viii)

10.33 --Copy of Change in Control Severance Agreement between Registrant and Dwight P. Ryan (vii)

Exhibit No.                            Exhibit

10.35 --Revised Form of Dealer Manager Agreement between Registrant and Raymond James & Associates, Inc. (vii)

10.36 --Copy of Agreement between MPD Medical Associates, P.C. and Patricia Hughes, M.D. (vii)

10.37   --Copy of Agreement  between IVF America (NJ) and Patricia Hughes,  M.D.
          (vii)

10.38 --Copy of Management Agreement between Patricia M. McShane, M.D. and IVF America (MA), Inc. (vii)

10.39 --Copy of Sublease Agreement for medical office in North Tarrytown, New York (viii)

10.40   --Copy of Executive  Retention Agreement between Registrant and Patricia
          M. McShane, MD (viii)

10.41 --Copy of Executive Retention Agreement between Registrant and Lois Dugan (viii)

10.42 --Copy of Executive Retention Agreement between Registrant and Jay Higham (viii)

10.43 --Copy of Service Agreement between Registrant and Saint Barnabas Medical Center (ix)

10.44 --Asset Purchase Agreement among Registrant, Assisted Reproductive Technologies, P.C. d/b/a Main Line Reproductive Science Center, Reproductive Diagnostics, Inc. and Abraham K. Munabi, M.D. (ix)

10.44(a)--Management  Agreement  among  Registrant  and  Assisted   Reproductive
          Technologies, P.C. d/b/a Main Line Reproductive Science Center and Reproductive Diagnostics, Inc. (ix)

10.44(b)--Physician Service Agreement between Assisted Reproductive Technologies
          P.C. d/b/a Main Line Reproductive Science Center and Abraham K. Munabi, M.D. (ix)

10.45 --Copy of Executive Retention Agreement between Registrant and Stephen Comess (x)

10.46 --Copy of Executive Retention Agreement between Registrant and Peter Callan (x)

10.47   --Management  Agreement  between  Registrant and Robert Howe, M.D., P.C.
          (x)

10.47(a)--P.C. Funding Agreement between Registrant and Robert Howe, M.D. (x)

10.48 --Management Agreement among Registrant and Reproductive Endocrine & Fertility Consultants, P.A. and Midwest Fertility Foundations & Laboratory, Inc. (x)

10.48(a)--Asset Purchase Agreement among Registrant and Reproductive Endocrine &
          Fertility Consultants, Inc. and Midwest Fertility Foundations & Laboratory, Inc. (x)

10.49   --Copy of Sublease  Agreement for office space in Kansas City,  Missouri
          (x)

10.50   --Copy of Lease Agreement for office space in Charlotte,  North Carolina
          (x)

Exhibit No.                         Exhibit

10.51 --Copy of Contract Number DADA15-96-C-0009 as awarded to IVF America by the Department of the Army, Walter Reed Army Medical Center for In Vitro Fertilization Laboratory Services (xi)

10.52 --Agreement and Plan of Merger By and Among IVF America, Inc., INMD Acquisition Corp., The Climacteric Clinic, Inc., Midlife Centers of America, Inc., Women's Research Centers, Inc., America, National Menopause Foundation, Inc. and Morris Notelovitz (xii)

10.53 --Employment Agreement between Morris Notelovitz, M.D., Ph.D. and IVF America, Inc., d/b/a IntegraMed America (xii)

10.54 --Physician Employment Agreement Between Morris Notelovitz, M.D., Ph.D. and INMD Acquisition Corp. ("IAC"), a Florida corporation and wholly owned subsidiary of IVF America, Inc. ("INMD") (xii)

10.55 --Management Agreement between IVF America, Inc., d/b/a IntegraMed America, and W.F. Howard, M.D., P.A. (xii)

10.56 --Asset Purchase Agreement between IVF America, Inc., d/b/a IntegraMed America and W.F. Howard, M.D., P.A. (xii)

11      --Computation of Per Share Earnings


                                   ----------

(i) Filed as Exhibit with identical exhibit number to Registrant's Statement on Form S-1 (Registration No. 33-47046) and incorporated herein by reference thereto.

(ii) Filed as Exhibit with identical exhibit number to Registrant's Statement on Form S-1 (Registration No. 33-60038) and incorporated herein by reference thereto.

(iii) Filed as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994 and incorporated herein by reference thereto.

(iv) Filed as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994 and incorporated herein by reference thereto.

(v) Filed as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994 and incorporated herein by reference thereto.

(vi) Filed as Exhibit with identical exhibit number to Registrant's Statement on Form 10-K for the period ended December 31, 1993.

(vii) Filed as Exhibit with identical exhibit number to Registrant's Statement on Form S-4 (Registration No. 33- 82038) and incorporated herein by reference thereto.

(viii) Filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the period ended December 31, 1994.

(ix) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

(x) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

(xi) Filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the period ended December 31, 1995.

(xii) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated June 20, 1996.