Form 10-Q/A
period 1996-06-30
INTEGRAMED AMERICA INC
filed 1996-08-28
CIK 885988

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A
                                 Amendment No. 1

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


================================================================================
       IntegraMed America, Inc. hereby amends Part I, Item 1 of the Quarterly Report on Form 10-Q for the period ended June 30, 1996 as set forth herein. The amendment is being filed to correct certain disclosures made in Note 6 - Acquisitions - to the unaudited consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                                   FORM 10-Q/A

                                TABLE OF CONTENTS


                                                                           PAGE

PART I  -   FINANCIAL INFORMATION

    Item 1. Financial Statements

               Consolidated  Balance Sheet at June 30, 1996  (unaudited)
               and December 31, 1995.......................................   3

               Consolidated Statement of Operations for the three and
               six-month period ended June 30, 1996 and 1995 (unaudited)...   4

               Consolidated Statement of Cash Flows for the six-month
               period ended June 30, 1996 and 1995 (unaudited).............   5

             Notes to Consolidated Financial Statements (unaudited)........6-13


SIGNATURES              ..................................................   14

PART I  -  FINANCIAL INFORMATION

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

    Minority Interest --

       Minority interest represents a 49% interest in the National Menopause Foundation held by the original owner, now a significant shareholder of the Company. The Company acquired its 51% interest in this entity in June 1996 and this entity is included in the Company's consolidated financial statements as of the date of acquisition. At June 30, 1996, the minority interest is included in accrued liabilities in the consolidated balance sheet.

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


       The aggregate purchase price of the Merger Companies of $2,850,000 was allocated as follows to assets acquired and liability assumed: $390,000 to current assets, $99,000 to fixed assets, $254,000 to accrued liabilities,
$97,000  to debt and the  balance  of  $2,712,000  to  goodwill,  which  will be amortized over a forty year period. The aggregate purchase price of NMF of $650,000 was allocated as follows: $2,000 to current assets, $30,000 to fixed assets, $10,000 to current liabilities and the $628,000 balance to goodwill,
         -------------------------------
which will be amortized over a forty year period.

       On May 15, 1996, the Company entered into an asset purchase and a long term management agreement with W.F. Howard, M.D., P.A. near Dallas, Texas (the "Reproductive Science Center ("RSC") of Dallas"), a provider of conventional infertility and assisted reproductive technology services. The aggregate purchase price was approximately $701,500 of which approximately $244,000 was paid at closing and the Company issued a promissory note for the $457,500 balance which is payable as follows: $100,000 on the last business day of May 1997 and 1998, and $36,786 on the last business day of May in each of the seven years thereafter, thru May 2005. The aggregate purchase price was allocated to fixed assets in the amount of $144,000 and the balance of $557,500 to exclusive
                               --------
management rights, which will be amortized over the ten year term of the agreement.


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


                                                           For the
                                                      six-month period
                                                        ended June 30,
                                                     1996           1995
                                                     ----           ----
                                                           Unaudited



Clinical revenues and management fees.........    $10,166,000    $10,164,000
Income (loss) before income taxes (1).........    $   (87,000)   $    59,000
Net loss  applicable to Common Stock
(includes  $309,000 and $331,000  dividends
accrued on Preferred Stock for the six-month
period ended June 30, 1996 and 1995,
respectively).................................    $  (493,000)    $ (359,000)
Net loss per share of Common Stock............    $     (0.07)    $    (0.05)


(1) Income (loss) before income taxes include $150,000 and $70,000 of goodwill and exclusive management rights amortization in 1996 and 1995, respectively.

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

       As discussed in Note 3, the Company made a new conversion offer to its Convertible Preferred Stockholders in July 1996. In connection therewith, the Company offered the Preferred holders four shares of Common Stock for each Preferred share owned. The four shares represented an increase from the original terms of the Preferred Stock which provided for 1.45 Common Shares for each Preferred Share after adjustment for the failure of the Company to pay eight dividends and after adjustment for the issuance of Common Shares pursuant to the acquisition of WMDC of Gainesville. Under a recently enacted accounting pronouncement, the Company is required to reduce earnings available to Common Stockholders to convert their shares. Since the Company issued an additional 1,550,997 Common Shares in the tender offer, compared to the shares that would have been issued under the original terms of the Preferred Stock, the Company was required to deduct the fair value of these additional shares of approximately $4,265,000 from earnings available to Common shareholders. This non-cash charge, partially offset by the reversal of $973,000 accrued dividends attributable to the conversion, will result in the increase in net loss per share by approximately $(.46) and $(.57) in the three and nine-month period ended September 30, 1996, respectively. While this charge is intended to show the cost of the inducement to the owners of the Company's Common Shares immediately before the tender offer, management does not believe that it accurately reflects the impact of the tender offer on the Company's Common Stockholders. As a result of the conversion, the Company will reverse $973,000 in accrued dividends from its balance sheet and the conversion will save the Company from accruing annual dividends of $486,000 and the need to include these dividends in earnings per share calculations. The conversion has also eliminated a $6.1 million liquidation preference related to the Preferred Shares converted.

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


                                  INTEGRAMED AMERICA, INC.
                                  (Registrant)




Date:    August 28, 1996          By: /s/ Dwight P. Ryan
                                      ------------------
                                      Dwight P. Ryan
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)