Form 10-Q/A
period 1996-06-30
INTEGRAMED AMERICA INC
filed 1996-10-07
CIK 885988

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A
                                 Amendment No. 2

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

                                   ----------

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on October 7, 1996 was 9,226,807.


================================================================================

                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTEGRAMED AMERICA, INC.
                                  (Registrant)




Date:    October 7, 1996          By: /s/ Dwight P. Ryan
                                      ------------------
                                      Dwight P. Ryan
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

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

27      --Financial Data Schedule


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