Form 10-Q
period 1996-09-30
INTEGRAMED AMERICA INC
filed 1996-11-14
CIK 885988

================================================================================
                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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


                             One Manhattanville Road
                               Purchase, New York
                    (Address of principal executive offices)
                                   06-1150326
                      (I.R.S. employer identification no.)



                                      10577
                                   (Zip code)


                                 (914) 253-8000
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 7, 1996 was 9,226,807.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                          PAGE

PART I  -        FINANCIAL INFORMATION

    Item 1.      Financial Statements

                   Consolidated  Balance  Sheet at  September  30, 1996
                   (unaudited) and December 31, 1995........................ 3

                   Consolidated Statement of Operations for the three and nine-month period ended September 30, 1996 and
                   1995 (unaudited)......................................... 4

                   Consolidated Statement of Cash Flows for the nine-month
                   period ended September 30, 1996 and 1995 (unaudited)..... 5

                   Notes to Consolidated Financial Statements (unaudited)..6-12

    Item 2.      Management's Discussion and Analysis of Results of
                 Operations and Financial Condition.......................13-17


PART II -        OTHER INFORMATION

    Item 1.      Legal Proceedings.......................................... 18

    Item 2.      Changes in Securities...................................... 18

    Item 3.      Defaults upon Senior Securities.............................18

    Item 4.      Submission of Matters to a Vote of Security Holders.........18

    Item 5.      Other Information...........................................18

    Item 6.      Exhibits and Reports on Form 8-K............................18


SIGNATURES       ............................................................19

INDEX TO EXHIBITS.........................................................20-23

PART I  -  FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           (all dollars in thousands)

                                     ASSETS
                                                                                      September 30, December 31,
                                                                                          1996          1995
                                                                                         -------      -------
                                                                                       (unaudited)
Current assets:
  Cash and cash equivalents ..........................................................   $ 4,806      $ 7,883
  Short term investments..............................................................     2,000        1,500
  Patient accounts receivable, less allowance for doubtful accounts of $114 and $64
    in 1996 and 1995, respectively....................................................     2,451        1,271
  Management fees receivable..........................................................     1,098        1,125
  Research fees receivable............................................................       223          -
  Other current assets ...............................................................       621          508
  Controlled assets of Medical Providers- (see Note 2):
      Cash............................................................................       250          296
      Accounts receivable, less allowance for doubtful accounts of $126 and $25 in
         1996 and 1995, respectively..................................................       859        1,449
      Other current assets ...........................................................        19           14
                                                                                         -------      -------
         Total controlled assets of Medical Providers.................................     1,128        1,759
         Total current assets.........................................................    12,327       14,046
                                                                                         -------      -------
    Fixed assets, net ................................................................     2,940        2,266
    Intangible assets, net............................................................     5,576        1,711
    Other assets......................................................................       215          248
                                                                                         -------      -------
         Total assets.................................................................   $21,058      $18,271
                                                                                         =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................   $   524      $   181
  Accrued liabilities.................................................................     1,310        1,307
  Due to Medical Providers-(see Note 2)...............................................       678          606
  Dividends accrued on Preferred Stock................................................       298          946
  Current portion of exclusive management rights obligation...........................       222          297
  Current portion of long-term debt...................................................       409          274
  Patient deposits ...................................................................       429          411
                                                                                         -------      -------
         Total current liabilities....................................................     3,870        4,022
                                                                                         -------      -------
Exclusive management rights obligation................................................     1,252          978
Long-term debt .......................................................................       631          340
Commitments and contingencies- (see Note 5)...........................................       -           -
Shareholders' equity - (see Note 3)
  Preferred Stock, $1.00 par value -
    3,165,644 and 3,785,378 shares  authorized in 1996 and 1995,  respectively -
    2,500,000 undesignated;  665,644 and 1,285,378 shares designated as Series A
    Cumulative Convertible in 1996 and 1995, respectively,  of which 165,644 and
    785,378
    shares were issued and outstanding in 1996 and 1995, respectively.................       166          785
  Common Stock, $.01 par value - 25,000,000 shares authorized; 9,218,311 and
    6,086,910  shares issued and outstanding in 1996 and 1995, respectively...........        92           61
  Capital in excess of par ...........................................................    35,428       31,785
  Accumulated deficit ................................................................   (20,381)     (19,700)
                                                                                         -------      -------
         Total shareholders' equity ..................................................    15,305       12,931
                                                                                         -------      -------
         Total liabilities and shareholders' equity...................................   $21,058      $18,271
                                                                                         =======      =======

      See  accompanying  notes  to the  consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                         For the                      For the
                                                                   three-month period             nine-month period
                                                                   ended September 30,           ended September 30,
                                                                   1996           1995            1996          1995
                                                                  ------         ------         -------        -------
                                                                       (unaudited)                    (unaudited)

Revenues, net (see Note 2)................................        $5,016         $4,088         $14,004        $12,508
Medical Provider retainage (see Note 2)...................           761            656           2,264          2,374
                                                                  ------         ------         -------        -------
Revenues after Medical Provider retainage (see Note 2)....         4,255          3,432          11,740         10,134
Costs of services rendered ...............................         3,678          2,433           9,228          7,438
                                                                  ------         ------         -------        -------
Network sites' contribution ..............................           577            999           2,512          2,696
                                                                  ------         ------         -------        -------
General and administrative expenses ......................         1,153            976           2,969          2,770
Research and development..................................            94             92             222            204
Amortization of intangible assets.........................           102             24             193             37
Interest income...........................................          (108)          (148)           (331)          (475)
Interest expense..........................................            11              5              26             17
                                                                  ------         ------         -------        -------
Total other expenses......................................         1,252            949           3,079          2,553
                                                                  ------         ------         -------        -------
(Loss) income before income taxes.........................          (675)            50            (567)           143
Provision for income and capital  taxes...................            18             38             114            125
                                                                  ------         ------         -------        -------
Net (loss) income.........................................          (693)            12            (681)            18
Less: Dividends accrued on Preferred Stock................            33            111              99            442
                                                                  ------         ------         -------        -------
Net loss applicable to Common Stock
   before consideration for induced
   conversion of Preferred Stock..........................        $ (726)        $  (99)        $  (780)       $  (424)
                                                                  ======         ======         =======        =======
Net loss per share of Common Stock
   before consideration for induced
   conversion of Preferred Stock..........................        $(0.08)        $(0.02)        $ (0.11)       $ (0.07)
                                                                  ======         ======         =======        =======
Net loss per share of Common Stock (see Note 3) ..........        $(0.46)        $(0.02)        $ (0.58)       $ (0.07)
                                                                  ======         ======         =======        =======
Weighted average number of shares of
   Common Stock outstanding ..............................         8,795          6,087           7,056          6,087
                                                                  ======         ======         =======        =======

  See  accompanying  notes  to the  consolidated financial statements.




                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (all amounts in thousands)

                                                                                           For the
                                                                                     nine-month period
                                                                                    ended September 30,
                                                                                     1996         1995
                                                                                    ------       ------
                                                                                        (unaudited)
Cash flows from operating activities:
  Net (loss) income...........................................................     $  (681)    $    18
  Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization..............................................         796         567
   Writeoff of fixed assets in 1995...........................................          -            9
    Changes in assets and liabilities net of effects from acquired  businesses--
     (Increase) decrease in assets:
        Accounts receivable...................................................      (1,094)       (443)
        Management fees receivable............................................          27        (711)
        Research fees receivable..............................................          31          -
        Other current assets..................................................        (113)       (152)
        Intangible assets.....................................................         (22)         -
        Other assets..........................................................          33          32
     Decrease (increase) in controlled assets of Medical Providers:
        Accounts receivable...................................................         590         636
        Other current assets..................................................          (5)         30
     Increase (decrease) in liabilities:
        Accounts payable......................................................         343        (586)
        Accrued liabilities...................................................        (242)        490
        Due to Medical Providers..............................................          72        (131)
        Patient deposits......................................................          18        (324)
                                                                                   -------     -------
  Net cash used in operating activities.......................................        (247)       (565)
                                                                                   -------     -------

  Cash flows (used in) provided by investing activities:
     Purchase of short-term investments.......................................        (500)         -
     Purchase of net assets of acquired businesses............................        (271)       (210)
     Payments for exclusive management rights.................................        (783)       (250)
     Purchase of fixed assets and leasehold improvements......................        (974)       (693)
     Sale of fixed assets and leasehold improvements..........................          -          651
                                                                                   -------     -------

  Net cash used in investing activities.......................................      (2,528)       (502)
                                                                                   -------     -------

  Cash flows (used in) provided by financing activities:
     Principal repayments on debt.............................................        (105)        (56)
     Principal repayments under capital lease obligations.....................        (162)       (105)
     Purchase of Convertible Preferred Stock..................................         (84)       (343)
     Preferred Stock conversion costs.........................................         (18)         -
     Proceeds from exercise of Common Stock options...........................          21          -
                                                                                   -------     -------
Net cash used in financing activities.........................................        (348)       (504)
                                                                                   -------     -------

Net decrease in cash..........................................................      (3,123)     (1,571)
Cash at beginning of period...................................................       8,179      11,694
                                                                                   -------     -------

Cash at end of period.........................................................     $ 5,056     $10,123
                                                                                   =======     =======

    See  accompanying  notes  to the  consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - INTERIM RESULTS:

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 1996, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Revenue and cost recognition --

       The Company has two divisions: the Reproductive Science Center Division (the "RSC Division") and the newly formed Adult Women's Medical Center Division (the "AWMC Division"). The RSC Division derives its revenues from eight Network sites which it provides management services to, including certain clinics and/or laboratories which are directly owned; of these Network sites, the Westchester Network site will be closed and certain of its services will be consolidated with the Mineola, NY Network site in the fourth quarter of 1996. The AWMC Division derives its revenues from the three women's healthcare companies and the 51% controlling interest in the National Menopause Foundation which it acquired in June 1996 (which combined represent one Network site referred to herein as "AWMC of Gainesville").

       Under certain management contracts and where the Company directly owns the clinic or laboratory associated with the Network site, revenues are recorded on a net realizable basis after deducting contractual allowances and consist of patient fees collected by the Company on behalf of the medical institution or medical group for ART, infertility, laboratory and peri and post menopausal women's healthcare services performed at the Network sites and/or on its own behalf. Under certain of these management contracts the Company is exclusively liable to the Medical Providers for physician compensation and other medical costs incurred ("Medical Provider retainage"), regardless of the actual revenue generated by the Medical Provider pursuant to its contract with the Company. Such retainage is segregated from clinical revenues and paid to or on behalf of the Medical Provider; any balance remaining represents the Company's management fee. Under management contracts where the Company is not exclusively liable for the Medical Provider costs, the Company's revenues consist of management fees which typically have two components: 1) a fixed amount per month or a fixed percentage of both monthly net revenues and earnings after management fees; and
2)reimbursed cost of services.

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

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)




       Revenues also include amounts earned under research study contracts between AWMC of Gainesville and various pharmaceutical companies. AWMC of Gainesville contracts with major pharmaceutical companies (sponsors) to perform women's medical care research mainly to determine the safety and efficacy of a medication. Based on the data collected from studies conducted by AWMC of Gainesville and other non-related centers for major pharmaceutical companies, the Food and Drug Administration (FDA) determines whether a medication can be manufactured and made available to the public. Research revenues are recognized pursuant to each respective research contract in the period which the medical services (as stipulated by the research study protocol) are performed and collection of such fees is considered probable. Net realization is dependent upon final approval by the sponsor that procedures were performed according to study protocol. Payments collected from sponsors in advance for services are included in accrued liabilities, and costs incurred in performing the research studies are included in "Cost of services rendered".

    Patient accounts receivable --

       Patient accounts receivable represent receivables from patients for medical services provided by the Medical Providers. Such amounts are recorded net of contractual allowances and estimated bad debts. As of September 30, 1996 and December 31, 1995, approximately $656,000 and $150,000, respectively, of accounts receivable were a function of Network site revenue (i.e., the Company purchased the accounts receivable from the Medical Providers) and the $1,795,000 and $1,121,000 balance, respectively, was a function of net revenues of the Company (see Note 2 -- "Revenue and Cost Recognition").

    Management fees receivable --

       Management fees receivable represent fees owed to the Company pursuant to its management agreements with certain Network sites (see Note 2 - "Revenue and cost recognition").

    Research Fees Receivable --

       Research fees receivable represent receivables from pharmaceutical companies for medical services provided by AWMC of Gainesville to patients pursuant to protocols stipulated under research study contracts between the pharmaceutical companies and AWMC.

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

       At September 30, 1996 and December 31, 1995, of the $1,128,000 and $1,759,000 controlled assets of Medical Providers, $372,000 and $279,000, respectively, was restricted for payment of the amounts due to Medical Providers and the balance of $756,000 and $1,480,000 was payable to the Company.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

    Intangible Assets --

       Exclusive Management Rights, Goodwill and Other Intangible Assets

       Exclusive  management  rights,   goodwill  and  other  intangible  assets
represent costs incurred by the Company for the right to manage and/or acquire certain Network sites and are valued at cost less accumulated amortization.

       Trademarks

       Trademarks represent trademarks, service marks, trade names and logos purchased by the Company and are valued at cost less accumulated amortization.

       Amortization and Recoverability

       The Company periodically reviews its intangible assets to assess recoverability and impairments would be recognized in the consolidated statement of operations if a permanent impairment were determined to have occurred. Recoverability of intangibles is determined based on undiscounted expected earnings from the related business unit or activity over the remaining amortization period. Exclusive management rights are amortized over the term of the respective management agreement, usually ten years. Goodwill and other intangibles are amortized over periods ranging from three to forty years. Trademarks are amortized over seven years.

    Minority Interest --

       Minority interest represents a 49% interest in the National Menopause Foundation held by the original owner, now a significant shareholder of the Company. The Company acquired its 51% interest in this entity in June 1996. At September 30, 1996, the minority interest is included in accrued liabilities in the consolidated balance sheet.

NOTE 3 - SHAREHOLDERS' EQUITY:

       On June 6, 1996, the Company made a new conversion offer (the "Offer") to the holders ("Preferred Stockholders") of the 773,878 outstanding shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock"). Under the Offer, Preferred Stockholders received four shares of the Company's Common Stock upon conversion of a share of Convertible Preferred Stock subject to the terms and conditions set forth in the Offer. The Offering was conditioned upon a minimum of 400,000 shares of Preferred Stock being tendered; provided that the Company reserved the right to accept fewer shares. Upon expiration of the Offer on July 17, 1996, the Company accepted for conversion 608,234 shares, or 78.6% of the Convertible Preferred Stock outstanding, constituting all the shares validly tendered. Following the transaction, there were 9,198,375 shares of IntegraMed America's Common Stock outstanding and 165,644 shares of Convertible Preferred Stock outstanding.

        The pro-forma effect of this change, as if the conversion occurred on January 1, 1996, would have resulted in a reduction in the net loss applicable to Common Stockholders from $(0.11) per share to $(0.09) per share for the nine-month period ended September 30, 1996. The pro-forma effect of this change, as if the conversion occurred on January 1, 1995, would have resulted in a reduction in the net loss applicable to Common Stockholders from $(0.07) per share to $(0.01) per share for the nine-month period ended September 30, 1995. The pro forma loss per share calculations give effect to the 2,432,936 Common Shares which were issued in the conversion and the elimination of accrued dividends related to the converted Preferred Shares of approximately $243,000 for both 1996 and 1995, respectively. However, the pro forma information does not give effect to the inducement discussed in the following paragraph.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

        Under the Offer, Preferred Stockholders received four shares of Common Stock for each share of Preferred Stock converted. This Offer represented an increase from the original terms of the Preferred Stock which provided for 1.45 shares of Common Stock for each share of Preferred Stock (after adjustment for the failure of the Company to pay eight dividends and after adjustment for the issuance of Common Stock pursuant to its acquisition of AWMC of Gainesville). Since the Company issued an additional 1,550,997 shares of Common Stock in the conversion offer compared to the shares that would have been issued under the original terms of the Preferred Stock, the Company was required, pursuant to a recently enacted accounting pronouncement, to deduct the fair value of these additional shares of approximately $4,265,000 from earnings available to Common Stockholders. This non-cash charge, partially offset by the reversal of $973,000 accrued dividends attributable to the conversion, resulted in the increase in net loss per share by approximately $(.38) and $(.47) in the three and nine-month period ended September 30, 1996, respectively. While this charge is intended to show the cost of the inducement to the owners of the Company's Common Stock immediately before the conversion offer, management does not believe that it accurately reflects the impact of the conversion offer on the Company's Common Stockholders. As a result of the conversion, the Company reversed $973,000 in accrued dividends from its balance sheet and the conversion will save the Company from accruing annual dividends of $486,000 and the need to include these dividends in earnings per share calculations. The conversion has also eliminated a $6.1 million liquidation preference related to the shares of Preferred Stock converted.

       As of September 30, 1996, dividend payments of $298,000 were in arrears as a result of the Company's Board of Directors suspending nine consecutive quarterly dividend payments on the Preferred Stock.

NOTE 4 - ACQUISITIONS

       The transactions detailed below were accounted for by the purchase method and the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. The unaudited consolidated financial statements include the results of these transactions from their respective dates of acquisition.

       On June 7, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which INMD Acquisition Corp. ("IAC"), a Florida corporation and wholly-owned subsidiary of the Company, acquired all of the outstanding stock of the following three related Florida corporations: The Climacteric Clinic, Inc. ("CCI"), Midlife Centers of America, Inc. ("MCA"), and Women's Research Centers, Inc. ("WRC"), America (collectively "the Merger
Companies"), and 51% of the outstanding stock of the National Menopause Foundation, Inc. ("NMF"), also a related Florida corporation. Pursuant to the Agreement, the Merger Companies were merged with and into IAC, the surviving corporation in the Merger, which will continue its corporate existence under the laws of the State of Florida under the name Adult Women's Medical Center, Inc. ("AWMC"). In exchange for the shares of the Merger Companies, the Company paid cash in an aggregate amount of $350,000 and issued 666,666 shares of Common Stock which had a market value of $2.5 million. In exchange for the 51% of the outstanding stock of NMF, the Company paid cash in an aggregate amount of $50,000 and issued a note in an amount of $600,000, which is payable in sixteen quarterly installments of $37,500 beginning September 1, 1996 with simple interest at a rate of 4%.

       The aggregate purchase price of the Merger Companies of $2,850,000 was allocated as follows to assets acquired and liabilities assumed: $338,000 to current assets, $99,000 to fixed assets, $214,000 to intangible assets which will be amortized over a three-year period, $235,000 to accrued liabilities, $97,000 to debt and the balance of $2,531,000 to goodwill, which will be amortized over a forty-year period. The aggregate purchase price of NMF of $650,000 was allocated as follows: $2,000 to current assets, $30,000 to fixed assets, $10,000 to current liabilities and the $628,000 balance to goodwill, which will be amortized over a forty-year period.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)



       On May 15, 1996, the Company entered into an asset purchase and a long term management agreement with W.F. Howard, M.D., P.A. near Dallas, Texas (the "Reproductive Science Center ("RSC") of Dallas"), a provider of conventional infertility and assisted reproductive technology services. The aggregate purchase price was approximately $701,500 of which approximately $244,000 was paid at closing and the Company issued a promissory note for the $457,500 balance which is payable as follows: $100,000 on the last business day of May 1997 and 1998, and $36,786 on the last business day of May in each of the seven years thereafter, thru May 2005. The aggregate purchase price was allocated to fixed assets in the amount of $144,000 and the balance of $557,500 to exclusive management rights, which will be amortized over the ten year term of the agreement.

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

                                                           For the
                                                      nine-month period
                                                     ended September 30,
                                                      1996          1995
                                                     ------        ------
                                                         (unaudited)

Revenues, net.................................... $16,120,000   $15,933,000

(Loss) income before income taxes (1)............ $  (966,000)  $   837,000

Net (loss) income applicable to Common Stock
(includes  $99,000 and $442,000  dividends
accrued on Preferred  Stock for the nine-month
period ended  September 30, 1996 and 1995,
respectively) before consideration for induced
conversion of Preferred Stock.................... $(1,179,000)  $   202,000

Net (loss) income per share of Common Stock before
consideration for induced conversion of
Preferred Stock.................................. $     (0.16)  $      0.03

(1)  Income (loss) before income taxes include $348,000 and $192,000 of goodwill
     and   exclusive   management   rights   amortization   in  1996  and  1995,
     respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

    Reliance on Third Party Vendors --

       The Network sites are dependent on three third-party vendors that supply patient medication. Should any of these vendors experience a supply shortage of medication, it may have an adverse impact on the operations of the Network sites. Currently, the Network sites have not experienced any such adverse impacts.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

    Commitments to Medical Providers --

       Under certain management contracts , the Company is obligated to perform the following: (i) advance funds to the Network site to guarantee a minimum physician draw and/or to provide to the Network site new services, utilize new technologies, fund projects, etc. ; and (ii) on or before the fifteenth business day of each month purchase the net accounts receivable of the Network site arising during the previous month and to transfer or pay to the Network site such amount of funds equal to the net accounts receivable less any amounts owed to the Company for management fees and/or advances. Any advances are to be repaid monthly and interest expense, computed at the prime rate used by the Company's primary bank in effect at the time of the advance, will be charged by the Company for funds advanced. Advances due to the Company are included in "management fees receivable" and net receivables purchased by the Company are included in "patient accounts receivable" in the balance sheet as of September 30, 1996 and December 31, 1995, respectively.

    Commitments to the National Menopause Foundation --

       In connection with its acquisition of 51% of the outstanding stock of the National Menopause Foundation ("NMF") in June 1996, the Company will provide funding to and for the development of NMF on an as-needed basis during the four year period commencing June 6, 1996 in amounts not to exceed $500,000 in the aggregate.

    Litigation -

       On September 5, 1996, the plaintiff in Bernstein v. IVF America, et.al. withdrew his appeal of the Delaware Court of Chancery's earlier decision denying the plaintiff's claim that Preferred Stockholders were entitled to expanded anti-dilution rights as a result of the Company's November 1994 Conversion Offer with respect to the Preferred Stock. As a result of the plaintiff's appeal being withdrawn, the case has been dismissed.

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

NOTE 6 - RELATED PARTY TRANSACTION

       Under the AWMC of Gainesville acquisition agreement, Morris Notelovitz, M.D., Ph.D. ("Physician"), the founder of the Gainesville entities acquired by the Company, became a member of the Company's Board of Directors, and, under a long term employment agreement, the Physician will serve as Vice President for Medical Affairs and Medical Director of the Division. The Company simultaneously entered into an Employment Agreement with the Physician pursuant to which the Physician will provide medical services, as defined.

NOTE 7 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
TRANSACTIONS:

       In connection with the Company's acquisition of AWMC of Gainesville in June 1996, the Company issued 666,666 shares of Common Stock, acquired tangible assets of $469,000, assumed current liabilities of $245,000, and debt of $97,000, and acquired $214,000 of intangible assets and $3,159,000 of goodwill. In connection with this transaction, the Company also issued a note payable in the amount of $600,000 with annual interest payable at 4%.

       In May 1996, the Company entered into a management agreement with W.F. Howard, M.D., P.A. located near Dallas, Texas. Pursuant to this agreement, the Company incurred a $550,000 obligation for the exclusive right to manage this facility.

       Pursuant to its management agreement with the Philadelphia Clinical Facilities, the Company incurred a $1 million obligation for the exclusive right to manage these facilities and assumed capital lease obligations of $89,000.

       At September 30, 1996 and 1995, there were accrued dividends on Convertible Preferred Stock outstanding of $298,000 and $788,000, respectively (see Note 3).

       At September 30, 1996 and 1995 controlled cash of Medical Providers was $250,000 and $629,000, respectively, which represented a decrease of $46,000 and an increase of $140,000 for the nine-month period ended September 30, 1996 and 1995, respectively.

       State taxes, which primarily reflect Massachusetts income taxes and New York capital taxes of $103,000 and $132,000 were paid in the nine-month period ended September 30, 1996 and 1995, respectively.

       Interest paid in cash in the nine-month period ended September 30, 1996 and 1995 amounted to $26,000 and $17,000, respectively. Interest received in the nine-month period ended September 30, 1996 and 1995 amounted to $360,000 and $554,000, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

       The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

General

      The Company achieved revenue growth of approximately 22.7% and 12% for the three and nine-month periods ended September 30, 1996, respectively, primarily attributable to its acquisition efforts. Network site contribution was down by 42.2% and 6.8% for these same periods, primarily due to a $408,000 and $621,000 non-recurring loss, respectively, which included a reserve recorded in the 1996 third quarter associated with the closing and consolidation of the Westchester Network site with the Mineola, NY (the "Long Island") Network site effective November 18, 1996. As discussed in previous quarters, the Westchester Network site has had continued revenue and contribution declines from the prior year, and this action marks the Company's final transition from pre-1995 management contracts, which generally had higher cost structures and less favorable terms for the Company compared to current contracts.

     In the third quarter, the Company accepted for conversion 78.6% of its outstanding Convertible Preferred Stock. As a result of the conversion, the Company reversed $973,000 in accrued dividends from its balance sheet and the conversion will save the Company from accruing annual dividends of $486,000 and the need to include these dividends in earnings per share calculations.

Revenue and Cost Recognition

     The Company has two divisions: the Reproductive Science Center Division (the "RSC Division") and the newly formed Adult Women's Medical Center Division (the "AWMC Division"). The RSC Division derives its revenues from eight Network sites which it provides management services to, including certain clinics and/or laboratories which are directly owned; as discussed above, the Westchester Network site will be closed and certain of its services will be consolidated with the Long Island Network site in the fourth quarter of 1996. The AWMC Division derives its revenues from the three women's healthcare companies and the 51% controlling interest in the National Menopause Foundation which it acquired in June 1996 (which combined represent one Network site referred to herein as "AWMC of Gainesville").

       Under certain management contracts and where the Company directly owns the clinic or laboratory associated with the Network site, revenues are recorded on a net realizable basis after deducting contractual allowances and consist of patient fees collected by the Company on behalf of the medical institution or medical group for ART, infertility, laboratory and peri and post menopausal women's healthcare services performed at the Network sites and/or on its own behalf. Under certain of these management contracts the Company is exclusively liable to the Medical Providers for physician compensation and other medical costs incurred ("Medical Provider retainage"), regardless of the actual revenue generated by the Medical Provider pursuant to its contract with the Company. Such retainage is segregated from clinical revenues and paid to or on behalf of the Medical Provider; any balance remaining represents the Company's management fee. Under management contracts where the Company is not exclusively liable for the Medical Provider costs, the Company's revenues consist of management fees which typically have two components: 1) a fixed amount per month or a fixed percentage of both monthly net revenues and earnings after management fees; and
2) reimbursed cost of services.

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

       Revenues also include revenues earned under research study contracts between AWMC of Gainesville and various pharmaceutical companies. AWMC of Gainesville contracts with major pharmaceutical companies (sponsors) to perform women's medical care research mainly to determine the safety and efficacy of a medication. Based on the data collected from studies conducted by AWMC of Gainesville and other non-related centers for major pharmaceutical companies, the Food and Drug Administration (FDA) determines whether a medication can be manufactured and made available to the public. Research revenues are recognized pursuant to each respective research contract in the period which the medical services (as stipulated by the research study protocol) are performed and collection of such fees is considered probable. Net realization is dependent upon final approval by the sponsor that procedures were performed according to study protocol. Payments collected from sponsors in advance for services are included in accrued liabilities, and costs incurred in performing the research studies are included in "Cost of services rendered".

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

       Revenues for 1996 were approximately $5.0 million, an increase of 22.7% compared to approximately $4.1 million for 1995. The increase in revenues was due to revenues related to Network sites acquired in the second and fourth quarters of 1995 and the second quarter of 1996, and to a 63.4% increase in revenue related to the Long Island Network site primarily due to an increase in volume principally attributable to the operational changes effected by the Company in the 1995 second quarter. These favorable variances were partially offset by a 40.2% decrease in revenues related to the Westchester Network site attributable to lower volume.

       Medical Provider retainage for 1996 was approximately $761,000, an increase of 15.9%, compared to approximately $656,000 in 1995, primarily due to an increase in physician compensation at the Boston Network site attributable to the addition of a physician who commenced services in July 1995 and to renegotiated physician compensation, partially offset by the decrease in volume and a negotiated reduction in hospital contract fees at the Westchester Network site.

       The increase in revenues more than offsets the increase in Medical Provider retainage resulting in an increase of 24.0% in revenues after Medical Provider retainage in 1996 compared to 1995.

       Cost of services rendered were approximately $3.7 million in 1996, an increase of 51.2%, compared to approximately $2.4 million in 1995. Such increase was primarily due to the Network sites acquired in the second and fourth quarter of 1995 and the second quarter of 1996, partially offset by the effects of the new management contract related to the New Jersey Network site and lower costs of services at the Westchester Network site attributable to lower volume and certain cost reductions implemented by management.

       General and administrative expenses for 1996 were $1.2 million compared to $976,000 in 1995. Such increase was primarily attributable to general office costs attributable to the opening of regional offices in the 1995 third quarter and in 1996 to facilitate future growth, to costs incurred in creating the infrastructure for the new Adult Women's Medical Division, and to an increase in travel costs related to the Company's growth strategy and to managing additional network sites.

       Research and development expenses were $94,000 in 1996 and $92,000 in 1995 representing funding pursuant to the Company's new collaborative agreement with Monash University in 1996 and development costs related to genetic and immature oocyte testing.

       Amortization of intangible assets was $102,000 in 1996 compared to $24,000 in 1995 and principally represented the amortization of the purchase price paid by the Company for the exclusive right to manage Network sites which were acquired in the second and fourth quarters of 1995 and the second quarter of 1996 over the ten-year term of each management agreement. The 1996 expense amount also includes goodwill and other intangible asset amortization related to the Company's acquisition of AWMC of Gainesville in June 1996.

       Interest income for 1996 was $108,000 compared to $148,000 in 1995. This decrease was due to a lower cash balance and lower short-term interest rates (refer to "Liquidity and Capital Resources").

       The  provision  for  income  and  capital   taxes   primarily   reflected
Massachusetts income taxes and New York capital taxes in 1996 and 1995, respectively.

       Net loss was $693,000 in 1996 compared to net income of $12,000 in 1995. This net loss was primarily due to a $422,000 decrease in contribution primarily attributable to a $408,000 non-recurring loss associated with the Westchester Network site, which included a reserve to account for the closing and consolidation of this site with the Long Island Network site, partially offset by a significant increase in contribution from the Long Island Network site. The net loss was also due to a $177,000 increase in general and administrative expenses, a $78,000 increase in amortization of exclusive management rights and goodwill and a $40,000 decrease in interest income.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

       Revenues for 1996 were approximately $14.0 million, an increase of 12.0% compared to approximately $12.5 million for 1995. The increase in revenues was due to revenues related to Network sites acquired in the second and fourth quarters of 1995 and the second quarter of 1996 and to a 13.3% increase in revenue related to the Boston Network site attributable to both higher volume and to a more favorable service mix. These favorable variances were partially offset by a 38.8% decrease in revenues related to the Westchester Network site attributable to lower volume and the effects of the Company's new management contract related to the New Jersey Network site.

       Medical Provider retainage for 1996 was approximately $2.3 million, a decrease of 4.6%, compared to approximately $2.4 million in 1995, primarily due to the decrease in volume and a negotiated reduction in hospital contract fees at the Westchester Network site, management contract changes related to the New Jersey Network site, and to operational changes at the Long Island Network site. These favorable variances were partially offset by an increase in physician compensation at the Boston Network site attributable to the addition of a physician who commenced services in July 1995 and to renegotiated physician compensation.

       The increase in revenues and the decrease in Medical Provider retainage resulted in an increase of 15.8% in revenues after Medical Provider retainage in 1996 compared to 1995.

       Cost of services rendered were approximately $9.2 million in 1996, an increase of 24.1%, compared to approximately $7.4 million in 1995. Such increase was primarily due to the new management contracts acquired in the second and fourth quarter of 1995 and the second quarter of 1996, and to a $365,000 reserve recorded in the third quarter associated with the closing and consolidation of the Westchester Network site with the Long Island Network site, partially offset by the effects of the new management contract related to the New Jersey Network site, which included the reversal of $120,000 in deferred rent in the 1996 first quarter, and the modification and relocation of the Long Island Network site's operations in the 1995 second quarter.

       General and administrative expenses were approximately $3.0 million in 1996 and $2.8 million in 1995. Such increase was primarily attributable to general office costs attributable to the opening of regional offices in the 1995 third quarter and in 1996 to facilitate future growth, to costs incurred in creating the infrastructure for the new Adult Women's Medical Division, and an increase in travel costs related to the Company's growth strategy and to managing additional network sites.

       Research and development expenses were $222,000 in 1996 and $204,000 in 1995. Such increase was due to funding pursuant to the Company's new collaborative agreement with Monash University, partially offset by a decrease in development costs related to genetic and immature oocyte testing.

       Amortization of intangible assets was $193,000 in 1996 compared to $37,000 in 1995 and principally represented the amortization of the purchase price paid by the Company for the exclusive right to manage Network sites which were acquired in the second and fourth quarters in 1995 and the second quarter of 1996 over the ten-year term of each management agreement. The 1996 expense amount also includes goodwill and other intangible asset amortization related to the Company's acquisition of AWMC of Gainesville in June 1996.

       Interest income for 1996 was $331,000 compared to $475,000 in 1995. This decrease was due to a lower cash balance and lower short-term interest rates (refer to "Liquidity and Capital Resources").

       The provision for income taxes primarily reflected Massachusetts income taxes and New York capital taxes in 1996 and 1995, respectively.

       Net loss was $681,000 in 1996 compared to net income of $18,000 in 1995. This net loss was primarily due to a $184,000 decrease in contribution attributable to a $621,000 non-recurring loss associated with the Westchester Network site, inclusive of a reserve to account for the closing and consolidation of this site with the Long Island Network site, partially offset by significant increases in contribution from the New Jersey and Long Island Network sites. The net loss was also due to a $198,000 increase in general and administrative expenses, a $156,000 increase in exclusive management right and goodwill amortization, and a $144,000 decrease in interest income.

Liquidity and Capital Resources

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

      At September 30, 1996, the Company had working capital of $8.5 million (including $1.1 million of controlled assets of Medical Providers), approximately $7.1 million of which consisted of cash and cash equivalents (including $250,000 of controlled cash) and short term investments, compared to working capital of $10.0 million at December 31, 1995 (including $1.8 million of controlled assets of Medical Providers), $9.7 million of which consisted of cash and cash equivalents (including $296,000 of controlled cash). The decrease in working capital during 1996 was principally due to payments of $1,054,000 for exclusive management rights and acquisitions, fixed asset purchases and leasehold improvements for existing Network sites of $974,000, a $343,000 increase in accounts payable, and a $60,000 net increase in short-term debt and exclusive management rights obligation. These decreases in working capital were partially offset by a $648,000 decrease in the Company's accrued dividend obligation on its Convertible Preferred Stock due to the July 1996 conversion offer, a $446,000 net increase in aggregate patient, management and research accounts receivable, a $242,000 decrease in accrued liabilities, and a $118,000 increase in other current assets primarily related to prepaid insurance and taxes.

       As of November 7, 1996, the Company has a $1,500,000 revolving credit facility (the "Credit Facility") issued by First Union National Bank (the "Bank"). The interest rate on the Credit Facility is the Bank's prime rate plus
 .75%. The Credit Facility terminates on April 1, 1998 and is secured by the Company's assets. The Company acquired this Credit Facility to have an available external source of liquidity. On a short-term basis, the Company will continue to finance its operations from its current working capital.

       The Company's current cash outflows for investment consist of payments for acquired businesses and exclusive management rights, and equipment purchases and leasehold improvements related to existing Network sites. In executing its growth strategy, the Company, on a short and/or long term basis, may incur cash outflows to acquire businesses and/or exclusive management rights, and may incur commitments for capital expenditures to purchase additional equipment for existing and new Network sites. Also, in connection with its acquisition of 51% of the outstanding stock of the National Menopause Foundation ("NMF") in June 1996, the Company committed to provide funding to and for the development of NMF on an as-needed basis during the four year period commencing June 6, 1996 in amounts not to exceed $500,000 in the aggregate.

       As of November 7, 1996, dividend payments of $298,000 were in arrears as a result of the Company's Board of Directors suspending nine consecutive quarterly dividend payments on the Series A Convertible Preferred Stock (the "Preferred Stock").

       On June 6, 1996, the Company made a new conversion offer (the "Offer") to the holders ("Preferred Stockholders") of the 773,878 outstanding shares of the Company's Preferred Stock. Under the Offer, Preferred Stockholders received four shares of the Company's Common Stock upon conversion of a share of Preferred Stock subject to the terms and conditions set forth in the Offer. The Offering was conditioned upon a minimum of 400,000 shares of Preferred Stock being tendered; provided that the Company reserved the right to accept fewer shares. Upon expiration of the Offer on July 17, 1996, the Company accepted for conversion 608,234 shares, or 78.6% of the Preferred Stock outstanding, constituting all the shares validly tendered. Following the transaction, there were 9,198,375 shares of IntegraMed America's Common Stock outstanding and 165,644 shares of Preferred Stock outstanding. As a result of the conversion, the Company reversed approximately $973,000 in accrued dividends from its balance sheet and $6.1 million of liquidation preference has been eliminated.

       Under certain management contracts, the Company is obligated to perform the following: (i) advance funds to the Network site to guarantee a minimum physician draw and/or to provide new services, utilize new technologies, fund projects, etc.; and (ii) on or before the fifteenth business day of each month purchase the net accounts receivable of the Network site arising during the previous month and to transfer or pay to the Network site such amount of funds equal to the net accounts receivable less any amounts owed to the Company for management fees and/or advances. Any advances are to be repaid monthly and interest expense, computed at the prime rate used by the Company's primary bank in effect at the time of the advance, will be charged by the Company for funds advanced.

Reliance on Third-Party Vendors

       The Network sites are dependent on three third-party vendors that produce patient medication. Should any of these vendors experience a supply shortage of medication, it may have an adverse impact on the operations of the Network sites. As of today, the Network sites have not experienced any such adverse impacts.

Forward Looking Statements

       This Form 10-Q and discussions and/or announcements made by or on behalf of the Company, contain certain forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to the following factors: the success of the Company in acquiring additional management agreements, including the Company's ability to finance future growth, increases in overhead due to expansion, the loss of significant management contract(s), the profitability or lack thereof at Network sites managed by the Company, the exclusion of infertility services and women's healthcare services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, and the timely development of and acceptance of new infertility, genetic and/or women's healthcare technologies and techniques.

Part II -         OTHER INFORMATION

   Item 1.        Legal Proceedings.
                        On September 5, 1996,  the plaintiff in Bernstein v. IVF
                     America, et.al. withdrew his appeal of the Delaware Court of Chancery's earlier decision denying the plaintiff's claim that Preferred Stockholders were entitled to expanded anti-dilution rights as a result of the Company's November 1994 Conversion Offer with respect to the Preferred Stock. As a result of the plaintiff's appeal being withdrawn, the case has been dismissed.

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

   Item 2.        Changes in Securities.

                       On June 6, 1996, the Company made a new conversion  offer
                    (the "Offer") to the holders ("Preferred Stockholders") of the 773,878 outstanding shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock"). Under the Offer, Preferred Stockholders received four shares of the Company's Common Stock upon conversion of a share of Convertible Preferred Stock subject to the terms and conditions set forth in the Offer. The Offering was conditioned upon a minimum of 400,000 shares of Preferred Stock being tendered; provided that the Company reserved the right to accept fewer shares. Upon expiration of the Offer on July 17, 1996, the Company accepted for conversion 608,234 shares, or 78.6% of the Convertible Preferred Stock outstanding, constituting all the shares validly tendered. Following the transaction, there were 9,198,375 shares of IntegraMed America's Common Stock outstanding and 165,644 shares of Convertible Preferred Stock outstanding.

                        Under the Offer,  Preferred  Stockholders  received four
                     shares of Common Stock for each share of Preferred Stock converted. This Offer represented an increase from the original terms of the Preferred Stock which provided for
                     1.45 shares of Common Stock for each share of Preferred Stock (after adjustment for the failure of the Company to pay eight dividends and after adjustment for the issuance of Common Stock pursuant to its acquisition of AWMC of
                     Gainesville). Since the Company issued an additional 1,550,997 shares of Common Stock in the conversion offer compared to the shares that would have been issued under the original terms of the Preferred Stock, the Company was required, pursuant to a recently enacted accounting pronouncement, to deduct the fair value of these additional shares of approximately $4,265,000 from earnings available to Common Stockholders. This non-cash charge, partially offset by the reversal of $973,000 accrued dividends attributable to the conversion, resulted in the increase in net loss per share by approximately $(.38) and $(.47) in the three and nine-month period ended September 30, 1996, respectively. While this charge is intended to show the cost of the inducement to the owners of the Company's Common Stock immediately before the conversion offer, management does not believe that it accurately reflects the impact of the conversion offer on the Company's Common Stockholders. As a result of the conversion, the Company reversed $973,000 in accrued dividends from its balance sheet and the conversion will save the Company from accruing annual dividends of $486,000 and the need to include these dividends in earnings per share calculations. The conversion has also eliminated a $6.1 million liquidation preference related to the shares of Preferred Stock converted.


   Item 3.        Defaults Upon Senior Securities.
                        As of November 7, 1996, dividend payments of $298,000 on
                     the Series A Cumulative Convertible Preferred Stock were in arrears. As a result of the Company's July 1996 conversion offer to Preferred Stockholders, the Company reversed approximately $973,000 in accrued dividends from its balance sheet in the third quarter of 1996.

   Item 4.        Submission of Matters to Vote of Security Holders.
                        None.

   Item 5.        Other Information.
                        Not applicable

   Item 6.        Exhibits and Reports on Form 8-K.

                  (a) Exhibits.
                        See Index to Exhibits on pages 20-23.

                  (b) Reports on Form 8-K.
                        On August 20, 1996, the Company filed with the Securities and Exchange Commission a Form 8-K/A reporting the required audited financial statements and pro forma information associated with the businesses acquired by the Company in May and June 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTEGRAMED AMERICA, INC.
                                            (Registrant)




Date:    November 13, 1996              By: /s/ Dwight P. Ryan
                                            ------------------
                                            Dwight P. Ryan
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

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