Form 10-Q/A
period 1996-09-30
INTEGRAMED AMERICA INC
filed 1996-11-14
CIK 885988

================================================================================
                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                Amendment No. 1


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

                   Consolidated Statement of Cash Flows for the nine-month
                   period ended September 30, 1996 and 1995 (unaudited)..... 5

                   Notes to Consolidated Financial Statements (unaudited)..6-12



SIGNATURES       ............................................................13

PART I  -  FINANCIAL INFORMATION

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

                                                          For the
                                                      nine-month period
                                                     ended September 30,
                                                      1996          1995
                                                     ------        ------
                                                         (unaudited)


Revenues, net.................................... $16,120,000   $15,126,000
                                                                -----------

(Loss) income before income taxes (1)............ $  (966,000)  $    30,000
                                                                -----------

Net (loss) applicable to Common Stock
(includes  $99,000 and $442,000  dividends
accrued on Preferred  Stock for the nine-month
period ended  September 30, 1996 and 1995,
respectively) before consideration for induced
conversion of Preferred Stock.................... $(1,179,000)  $  (605,000)
                                                                -----------

Net (loss) per share of Common Stock before
consideration for induced conversion of
Preferred Stock.................................. $     (0.16)  $     (0.09)
                                                                -----------


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


                                            INTEGRAMED AMERICA, INC.
                                            (Registrant)




Date:    November 14, 1996              By: /s/ Dwight P. Ryan
                                            ------------------
                                            Dwight P. Ryan
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)