Form 10-K
period 1996-12-31
INTEGRAMED AMERICA INC
filed 1997-03-24
CIK 885988

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                   06-1150326
                      (I.R.S. employer identification no.)

         One Manhattanville Road
             Purchase, New York                              10577
     (Address of principal executive offices)              (Zip code)

                                 (914) 253-8000
              (Registrant's telephone number, including area code)

                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
        Series A Cumulative Convertible Preferred Stock, $1.00 par value
                          Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (17 CFR ss. 229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

         Aggregate market value of voting stock (Common Stock, $.01 par value and Preferred Stock, $1.00 par value) held by non-affiliates of the Registrant was approximately $24.1 million on March 18, 1997 based on the closing sale price of the Common Stock and Preferred Stock on such date.

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, was approximately 9,563,890 on March 18, 1997.


================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

         Portions of the Registrant's Definitive Proxy
         Statement Relating to the Annual Meeting of
         Shareholders to be held on June 10, 1997    ...............    Part III

                                     PART I
ITEM 1.  Business

Company Overview

      IntegraMed America, Inc. (herein with its subsidiaries, the "Company") is a physician practice management company which provides comprehensive management support services to a network of medical providers of women's health care services (the "Network"). The Company's objective is to create and manage a nationwide Network of medical providers of specialty women's health care services that achieves high quality clinical outcomes with maximum cost effectiveness. The Company currently operates in two divisions: the Reproductive Science Center Division (the "RSC Division"), providing infertility and assisted reproductive technology ("ART") services, and the Adult Women's Medical Division (the "AWM Division"), providing peri- and post-menopause health services.

      The RSC Division is currently comprised of eight sites (the "Network sites") which provide conventional infertility and/or ART services to infertile couples seeking to achieve pregnancy and have a baby. The AWM Division, established in the second quarter of 1996, is currently comprised of one Network site with three locations which provide comprehensive diagnostic and treatment alternatives to peri- and post-menopausal women and clinical research pursuant to contracts with pharmaceutical companies related to the treatment of health issues common to peri- and post-menopausal women. On February 28, 1997, the Company entered into agreements to acquire certain assets of and the right to manage the Fertility Center of Illinois, a five physician group practice with six locations (the "Pending Acquisition"). The aggregate purchase price for the Pending Acquisition is $6 million in cash plus shares of the Company's Common Stock, ranging from 666,667 to 1.0 million shares, the exact number of which to be determined based on the then current market price of the Common Stock, as defined. The closing of the Pending Acquisition is conditioned upon the Company's raising at least $6 million in capital over the next six months. If consummated, the Pending Acquisition will be the largest acquisition by the Company to date as part of its series of acquisitions over the last eighteen months. The Company is actively seeking to acquire and/or manage additional Network sites under both Divisions.

      The Company provides management services to Network sites in one or more of the following four areas of expertise: clinical service, science and technology, administration and finance, and marketing and practice development. Benefits available to medical providers at a Network site include: systems and technology to achieve high quality clinical outcomes, access to capital to develop comprehensive treatment facilities; marketing and managed care contracting strategies for practice growth; and relief from increasingly complex administrative burdens.

      The Company was founded in June 1985 to help introduce reproductive science to the United States. Since that time, its affiliated Medical Providers have treated thousands of couples in their quest to conceive a child. Over the past three years, the Company has adapted its operations to advances in technology, market demand and the ever changing health care environment. Management of the Company believes that it has now established the appropriate models suitable to substantially expand its business, both in the Company's traditional area of expertise, reproductive services, and in the far larger and more comprehensive field of peri- and post- menopausal women's health. These two service areas both utilize the technological strength of the Company's affiliated physicians and scientists who are specialists in the female endocrine system. While there are a wide array of reasons why a couple has difficulty conceiving, by far the single most prominent course of therapy involves treatment of the woman's endocrine system to optimize an opportunity for pregnancy. Nature's schedule for this same endocrine system is the controlling factor in menopause for women. While the Company believes that its reproductive science activities are the foundation of its business and will offer continued growth over the foreseeable future, the Company believes that the extension of its business into adult women's health will open up a larger area of opportunity for which it is uniquely qualified.

      In the United States, it is estimated that approximately 9% of women between the ages of 15 and 44, or 5.3 million women, have impaired fertility and approximately 2.3 million of these women seek care in any year. Currently, there are approximately 300 facilities providing ART services of which approximately half are hospital affiliated and half are free standing physician practice based and there is a trend towards moving high cost hospital-based programs to lower cost physician practice settings. In addition, there are also approximately 600 reproductive endocrinologists and an in- determinant number of other "infertility specialists", many of whom practice at established ART programs, and approximately 38,000 OB/GYN physicians across the country, most of whom provide initial diagnostic and first line treatment. This highly fragmented market presents an opportunity for the Company to lead a consolidation effort that will produce value for medical providers joining the Network.

      Women around the age of menopause (age 40 to 65) have been identified as a population with a range of health needs and potential health problems that are not consistently identified and addressed. Nationally consumers, physicians, hospitals and payors are taking note of this expanding patient population and realizing the lack of attention being paid to their total health needs. In the United States, there are over 30 million peri-menopausal women and over 47 million women over age 50. Another 39 million will reach age 50 over the next 10 years. Currently, no well organized medical delivery system has emerged to address this population comprehensively.

Network Sites

      The Company defines a Network site as a location or group of locations where the Company either directly employs (if the location(s) is owned by the Company) or has an agreement with a physician group, a sole practitioner or a medical institution (the "Medical Provider(s)") to provide management services in one or more of its areas of expertise. Each Network site functions independently with its own Medical Providers, Executive Director and clinical and administrative support team. The organization is structured to address patient needs and provide patient care effectively and efficiently. All patient medical care at a Network site is provided by the Medical Providers. The Executive Director is responsible for marketing, budgeting, and all financial operations. Depending on the size of the Network site, there may be a Patient Services Director, who is responsible for all daily operations and a Professional Liaison, who is responsible for targeting and facilitating relationships with the local medical community. The staff of a Network site, exclusive of physicians ranges from five to forty-four equivalent employees, depending on the size of the Network site and patient volume.

      Medical Providers at the Network sites may also have affiliate care and/or satellite service agreements with physicians located in the geographic area of the Network sites. Under an affiliate care agreement, the Medical Providers negotiate an independent contractor agreement with physicians(s) for such physician(s) to provide medical management of the patient's care within the Network site treatment protocols. The contracted physician(s) may also provide ultrasonography and may draw blood samples as part of the medical management process. Under a satellite service agreement, the Medical Providers negotiate an independent contractor agreement with physician(s) for such physician(s) to provide specific services, such as ultrasound monitoring and/or blood drawing, and/or endocrine testing. Under satellite service agreements, the Network site Medical Providers retain medical management of the patient's treatment program.

Reproductive Science Center Division

      Each Network site under the RSC Division offers conventional infertility and/or ART services and the majority of the Network sites have a state-of-the-art laboratory providing the necessary diagnostic and therapeutic services. Multi disciplinary teams help infertile couples identify and address distinct physical, emotional, psychological and financial issues related to infertility. Following a consultation session, the physician recommends an appropriate treatment plan of services tailored to meet each couple's needs.

Infertility Services

      Conventional infertility procedures include diagnostic tests performed on the female, such as endometrial biopsy, post- coital test, laparoscopy examinations, and hormone screens, and diagnostic tests performed on the male, such as semen analysis and tests for sperm antibodies. Depending on the results of the diagnostic tests performed, treatment options could include fertility drug therapy, tubal surgery and intrauterine insemination ("IUI"). IUI is a procedure utilized generally to address male factor or unexplained infertility. Depending on the severity of the condition, the man's sperm is processed to identify the most active sperm for insemination into the woman, who must have a normal reproductive system for this procedure. In the event the man's condition is such that his sperm cannot be used, donor sperm may be utilized. Such conventional infertility services are not classified as ART services and are traditionally performed by infertility specialists.

The ART Services

      Members of the Network have preferential access to the latest innovations in ART services. Current types of ART services include, but are not limited to: in vitro fertilization ("IVF"), gamete intrafallopian transfer ("GIFT"), zygote intrafallopian transfer ("ZIFT"), tubal embryo transfer ("TET"), frozen embryo transfer ("FET"), and donor egg programs. Current ART techniques include microinsemination, intra-cytoplasmic sperm injection ("ICSI"), assisted hatching and cryopreservation of embryos. In consultation with the medical staff and after psychological and financial counseling, a patient couple is advised which ART service has the greatest probability of success in light of the couple's specific infertility problem. Following this discussion and receipt of a signed informed consent form, treatment is initiated. The major steps in a typical IVF cycle to treat female and/or male infertility are (i) administration of a fertility medication ("stimulation"), (ii) egg retrieval (not all stimulations initiated result in a retrieval), (iii) fertilization of the egg(s) which, in a growing number of male infertility treatments involves the technique of ICSI,
(iv) incubation and evaluation of the fertilized eggs ("embryos"), (v) transfer of the embryo(s) to the woman, and (vi) a pregnancy test.

     A donor egg program for women who are unable to produce eggs but whose reproductive systems are otherwise normal is available at certain Network sites. This comprehensive program meets important criteria to ensure an appropriate match. A donor is recruited to provide eggs for fertilization and transfer to the recipient woman. This service is complex and the ovulation cycles of the donor and recipient must be synchronized requiring medication for both women followed by the normal IVF fertilization and embryo transfer processes. When ART services may be appropriate for the woman and the man's sperm is inadequate, donor sperm may be utilized in the ART services.

Laboratory Services

     In addition to performing diagnostic laboratory tests for patient couples enrolled in infertility and/or ART services, the majority of the Network sites under the RSC Division derive additional revenue by providing endocrine and andrology laboratory tests. Endocrine tests assess hormone levels in blood samples and an array of andrology laboratory tests on semen samples are used to determine an appropriate treatment plan. All endocrine and andrology tests are available for the Medical Providers at Network sites as well as for physicians in the geographic area.

Adult Women's Medical Division

      The Company's current Network site focuses on the identification and treatment needs of women and represents the model for future Network sites in the AWM Division. The primary care medical staff is joined by sub-specialty physicians and allied health professionals to care for cardiovascular disease, incontinence, osteoporosis, metabolic and endocrine disorders, and emotional and psychological needs of women. Multi disciplinary teams at this Network site meet patients needs in the following three areas: clinical care, clinical research, and educational programs.

Clinical Care

      Clinical services include complete cardiovascular assessment, urodynamic analysis, bone densitometry, hormone- replacement therapy, physical therapy, exercise stress testing, nutrition assessment/dietary recommendation, psychological/sexual counseling, as well as, mammography and laboratory tests designed to provide early detection of cancer of the breast, colon, and reproductive organs.

      With proper preventive medical care, lifestyle changes, diet, and exercise, the health risk factors of women aged 40 to 65 can be significantly reduced. Early intervention can reduce the risk factors for osteoporosis and heart disease and early detection of problems such as breast disease and cancer, can increase survival rates.

Clinical Research

      The Network site is involved in clinical trials with major pharmaceutical companies. This participation helps to bring new products to a clinical setting. Clinical trials provide access to the most advanced therapies for patients and Medical Providers and generate an additional revenue stream for the Company and the Medical Providers.

Educational Programs

      Multifaceted educational programs are designed to increase patient compliance, attract new patients and educate women on related health care and life quality issues. At the existing Network site, a quarterly women's health digest is published and a 1-900 number is available to answer common questions women have regarding their own health. The Women's Health Digest, which is distributed nationally, includes articles on traditional and non-traditional medical therapies as well as important breakthroughs in health care, and topics that enhance the quality of life.

Effects of Third-Party Payor Contracts

      Traditionally, ART services have been supported by a large self-pay population and conventional infertility services have been largely covered by indemnity insurance. Currently, there are several states which mandate offering benefits of varying degrees for infertility. In some cases, the mandate is limited to an obligation on the part of the payor to offer the benefit to employers. In Massachusetts, Rhode Island, Maryland, Arkansas, Illinois and Hawaii the mandate requires coverage of conventional infertility services as well as ART treatments. Outside of mandated states, managed care payors have traditionally covered conventional infertility but not ART services. There is a growing trend of payors beginning to develop comprehensive coordinated benefits through full service infertility and ART medical providers.

      Over the past few years much attention has been focused on clinical outcomes in managed care. Infertility is a disorder which naturally lends itself to developing a managed care plan. First, infertility has a clearly defined endpoint: an infertile couple either conceives or does not conceive. Second, the treatment regimens and protocols used for treating infertile couples have predictable outcomes that make it possible to develop statistical tables for the probability of success. Third, it is possible to develop rational treatment plans over a limited period of time for infertile couples.

      The Company, through its RSC Division, has invested in information technology that takes into consideration the cost structure of a full service practice, the probability of achieving clinical success, and defined treatment plans which result in improved outcomes and reduced costs. The Company estimates that the majority of the couples participating in infertility and ART services at a Network site, other than in Massachusetts, have greater than 50% of their costs reimbursed by their health care insurance carrier. In Massachusetts, where comprehensive infertility and ART services insurance reimbursement is mandated, virtually all patient costs are reimbursed.

      To the extent insurance reimbursement for ART services becomes more widespread, the Company anticipates that the demand for such services will increase. However, the enactment of health care reform legislation may adversely affect reimbursement for ART and infertility services and thereby the demand for such services may decrease. See Government Regulation.

      The majority of diagnostic and therapeutic services offered through the Company's AWM Division are covered by third party payors. As these services emphasize prevention and screening, they are expected to continue to be covered by third party payors.

Reliance on Third-Party Vendors

      The Network sites under the RSC Division are dependent on three third-party vendors that produce patient fertility medications (lupron, metrodin and fertinex)which are vital to the provision of ART services. Should any of these vendors experience a supply shortage of medication, it may have an adverse impact on the operations of the Network sites. To date, the Network sites under the RSC Division have not experienced any such adverse impacts.

IntegraMed America Operations

  Current Network Sites

      The  Company  currently  provides   management  support  services  at  the
following Network sites (1):

                                                              Initial Management
             Network Site                       Location        Contract Date
             ------------                       --------        -------------

REPRODUCTIVE SCIENCE CENTER DIVISION

Reproductive Science Center of Boston          Waltham, MA       July 1988
Reproductive Science Associates                Mineola, NY       June 1990
Institute of Reproductive Medicine and
 Science of Saint Barnabas Medical Center      Livingston, NJ    December 1991
Reproductive Science Center of
 Greater Philadelphia                          Wayne, PA         May 1995
Reproductive Science Associates                Kansas City, MO   November 1995
Reproductive Science Center of Walter Reed
  Army Medical Center                          Washington, DC    December 1995

Reproductive Science Center of Dallas          Carrollton, TX    May 1996
Reproductive Science Center of the Bay Area
Fertility & Gynecology Medical Group           San Ramon, CA     January 1997(2)


ADULT WOMEN'S MEDICAL DIVISION
Women's Medical & Diagnostic Center            Gainesville, FL   June 1996 (3)

(1) On February 28, 1997, the Company entered into agreements to acquire certain assets of and right to manage the Fertility Center of Illinois, a five physician group practice with six locations currently recognized as one of the largest speciality infertility and ART providers in the country. The closing of this Pending Acquisition is conditioned upon the Company's raising at least $6 million in capital over the next six months.

      (2) On January 7, 1997, the Company acquired certain assets of the Bay Area Fertility and Gynecology Medical Group, a California Partnership ( the "Partnership"), and acquired the right to manage the Bay Area Fertility and Gynecology Medical Group, Inc., a California professional corporation which is the successor to the Partnership's medical practice. The aggregate purchase price was approximately $2.0 million, of which $1.5 million was paid by the Company in cash and $0.5 million was paid in the form of the Company's Common Stock, or 333,333 shares of the Company's Common Stock, at closing.

(3) On June 7, 1996, INMD Acquisition Corp. ("IAC"), a Florida corporation and wholly-owned subsidiary of the Company, acquired all of the outstanding stock of three related Florida corporations (collectively "the Merger Companies"), and 51% of the outstanding stock of the National Menopause Foundation, Inc. ("NMF"), a related Florida corporation. Pursuant to the Agreement, the Merger Companies were merged with and into IAC, the surviving corporation in the Merger, which will continue its corporate existence under the laws of the State of Florida under the name Adult Women's Medical Center, Inc. ("AWMC"). In exchange for the shares of the Merger Companies, the Company paid cash in an aggregate amount of $350,000 and issued 666,666 shares of Common Stock which had a market value of $2.5 million. In exchange for 51% of the outstanding stock of NMF, the Company paid cash in an aggregate amount of $50,000 and issued a note in an amount of $600,000, which is payable in sixteen quarterly installments of $37,500 beginning September 1, 1996 with simple interest at a rate of 4.16%. The Merger Companies and NMF represent one of the locations under the Women's Medical & Diagnostic Center ("WMDC").

      Effective November 1996, the Company ceased operations at the Westchester Network site which had been located in Port Chester, NY, due to this site's continued revenue and contribution declines from prior years. The Westchester Network site had a high cost hospital-based management contract with the Company that could not compete effectively and the closing of this site marks the Company's final transition from the higher cost structure pre-1995 management contract model.

      Effective January 31, 1997, the Company terminated its management agreement with the Network site in East Longmeadow, MA. Concurrently, the Medical Provider at the Boston Network site entered into an affiliate and satellite agreement with the respective physician.

Management Services

      The Company provides management services to Network sites in four areas of expertise: clinical service, science and technology, administration and finance, and marketing and practice development.

  Clinical Service

      In the RSC Division clinical arena, the Company provides the necessary facilities, equipment, personnel, supplies and non-medical clinical support staff to enable the Network sites to offer conventional infertility services and an expanding array of advanced ART procedures. The Company's highly trained personnel assist reproductive endocrinologists in refining clinical strategies and improving protocols, quality assurance and risk management programs. The Company has implemented and is continuing to enhance a customized infertility database for analyzing clinical information and improving outcomes.

      In the AWM Division clinical arena, the Company provides the necessary facilities, equipment, personnel, supplies and non-medical clinical support staff to enable the Network site to offer the latest available treatments in adult women's health care and to participate in a variety of research contracts with major pharmaceutical companies.

  Science and Technology

      In the RSC Division, the Company's science and technology expertise provides reproductive and diagnostic laboratories at Network sites with advanced protocols and equipment and highly trained certified personnel. The Company's Network provides Medical Providers with the latest information on current government regulations. The Company provides Medical Providers with the opportunity to participate in clinical development projects that take new technology from a research environment to the clinical setting. The Company's affiliations with leading ART programs in academic and corporate laboratories -- including Monash University, Australia -- provide Network physicians with preferential access to new clinical service developments and the ability to acquire and implement new technologies.

      In the AWM Division, research grants from major pharmaceutical companies provide Medical Providers with preferential involvement in cutting edge therapies and generate an additional revenue stream for the Company and the Medical Providers.

   Finance and Administration

      The Company's finance and administrative services encompass managing the majority of financial, administrative, information systems, personnel and legal issues, and recurring responsibilities at the Network sites, thereby enabling the Medical Providers to devote their efforts on a concentrated and continuous basis to the rendering of medical services to patients.

      Accounting and Finance

      The Company's accounting and finance services include billing and collections, accounts payable and payroll, as well as, financial reporting and planning. The Company's size enables it to group purchase supplies, equipment and services at below market cost. The Company also finances new equipment, facilities and accounts receivable for the Network sites.

      Information Systems

      The Company provides Network sites with access to local and wide area networks with consulting capabilities across the country. Medical Providers are able to access a number of customized practice and research based systems designed by the Company for analyzing clinical data to support both their clinical and business needs. Electronic medical records and a chart tracking system are also available. All systems are supported by the Company's expert in-house systems support team.

      Human Resources

      The Company provides services that assure that all factors relating to both professional and non-professional staff are managed efficiently including: recruitment/hiring/supervision of all appropriate non-medical positions, comprehensive professional and practice liability insurance, and policy and procedures.

      Legal

      Through the availability of in-house legal counsel, the Network sites have ready access to expert legal advice and consultation in connection with all legal aspects of their operations, including regulatory concerns.

     Marketing and Practice Development

      The Company's marketing and practice development competencies are essential in positioning each Network site for continued growth and success. The Company's marketing strategy focuses on revenue and referral enhancement, relationships with local physicians, managed care contracting, and media and public relations. Patients are targeted through the local medical community, media and public relations, direct to consumer advertising, and managed care contracting. For certain Network sites, the Company recruits, trains and manages a Professional Liaison who is responsible for facilitating relationships with the local medical community. Market concepts, materials and videotapes developed at the Company's headquarters are customized for each Network site.

      As the average ART program performs less than 100 procedures annually, the Company's practice development strategy focuses on consolidating competitors in major market areas in order to achieve the volumes necessary to drive bottom line profitability. Additional infertility physicians are added to existing locations to achieve multi-physician group practices with sizable market presence. Integrating infertility physicians with ART facilities produces a full service Medical Provider that can compete effectively for managed care contracts and deliver superior results. "Same site growth" is facilitated by a balanced approach to business development with referring physician programs, direct to consumer marketing and managed care contracting. In well developed markets, competition between Medical Providers is largely based on outcomes. Support from the Company has proven to result in steadily increasing success rates; excellent results support innovative outcome-based pricing.

      Most OB/GYN physicians concentrate their practice on GYN care as their patient population ages. The Company's practice development strategy aims to aggregate OB/GYN providers into group practices in defined market areas and then provide them with new revenue streams by facilitating their access to diagnostic technology, capital, management and research support.

      The Company's management believes that the overall trend in the health care industry of increases in managed care contracting will continue in the markets currently served by the Company. In response to this trend, the Company also assists Network sites in establishing managed care alliances to promote long-term relationships that ensure a high-volume, cost effective practice.

Network Site Agreements

RSC Division

     Management Agreement Model

      Typically, under the Company's current management agreement model, the Company enters into an obligation to pay a fixed sum for the exclusive right to manage the practice of the Medical Provider, a portion or all of which is paid at the contract signing with any balance to be paid in future annual installments. The agreements are typically for terms of ten or twenty years. The Company may guarantee the Medical Provider a certain amount of compensation (i.e. medical practice distributions) during the first twelve months of the agreement. In addition, the Company usually purchases the Medical Provider's fixed assets and equipment and assumes the equipment and building leases; the Medical Provider retains use of the assets, equipment and building during the term of the management agreement.

      All patient medical care at a Network site is provided by the Medical Provider(s). The Company is typically responsible for recruiting and retaining employees, independent contractors, laboratory technicians and such other personnel as are necessary to provide technical, consultative and administrative support for the patient services at the Network site. Such services may include billing patients on behalf of the Medical Provider for services performed at the Network site and any other services which are encompassed by the Company's competencies as previously discussed. On a monthly basis during the term of the agreement, the Company purchases the Network site's accounts receivable from the Medical Provider. The Company may also advance funds to the Medical Provider to provide new services, utilize new technologies, fund projects, provide working capital or fund mergers with other physicians or physician groups. Advance amounts are subject to interest charges and are to be repaid on a monthly basis or as negotiated with the Company.

      Either party may terminate the management agreement due to insolvency or material breach of contract by the other party. Typically, if the agreement is terminated by the Company, the Company shall receive the following from the Medical Provider (i) either a 90 or a 180 day option to sell the Network site's assets to the Medical Provider at their then net book value and to reassign any existing equipment and leases, (ii) either a fixed percentage of the Network site's preceding 12 months revenues or a fixed percentage of the excess of such revenues over a specified benchmark and, (iii)if termination occurs during the first five years of the agreement, any unamortized exclusive management right fee rounded to the nearest calendar quarter (for certain agreements this provision applies to the entire term of the agreement). If the agreement is terminated by the Medical Provider, the Medical Provider will have either a 90 or a 180 day option to buy the site's assets from the Company at their then net book value and to assume any existing equipment and office leases.

      In order to protect its investment and commitment of resources, the Company may also enter into a Personal Responsibility Agreement ("PR Agreement") with each of the physicians of a group practice (i.e, typically for a group practice, the Medical Provider contracting with the Company is a professional corporation ("PC") of which the physicians are the sole shareholders; in addition, there may be physicians who are employees as opposed to shareholders of the PC). If the physician should cease to practice medicine through the respective contracted Medical Provider during the first five years of the management agreement, except as a result of death or "permanent disability", the PR Agreement obligates the physician to repay a rateable portion of the right to manage fee paid by the Company to the Medical Provider. The PR Agreement also contains covenants for the physician not to compete with the Company during the term of his or her employment agreement with the Medical Provider and for a period of up to three years thereafter; aggregate non-competition periods may range from six to ten years. The non-compete provisions stipulate that should the physician violate the covenant, he or she shall owe the Company management fees in an amount determined according to the provisions of the PR Agreement. The Company currently has PR Agreements with each of the physicians at the Bay Area Network site and if the Pending Acquisition is consummated, the Company will have PR Agreements with each of the physicians at the Fertility Center of Illinois.

   Revenue and Cost Recognition

      The RSC Division's operations are currently comprised of eight management agreements.

      Under four of the agreements, the Company receives as compensation for its management services a three-part management fee comprised of: i) a fixed percentage of net revenues, ii) reimbursed cost of services (costs incurred in managing a Network site and any costs paid on behalf of the site), and iii) a fixed or variable percentage of earnings after the Company's management fees and any guaranteed physician compensation, or an additional fixed or variable percentage of net revenues. Direct costs incurred by the Company in performing its management services and costs incurred on behalf of the Network site are recorded in cost of services. If consummated, the Company's compensation pursuant to the management agreement relating to the Pending Acquisition will also be determined and recorded in this manner.

      Under two management agreements, the Company consolidates its revenues and expenses with those of the Network site's due to the Company's unilateral and perpetual control over these items. Under these agreements, the Company records all clinical revenues and, out of such revenues, the Company pays the Medical Providers' expenses relating to the operation of the Network site including physicians' and other medical fees, direct materials, etc. (the "Medical
Provider retainage"). Remaining revenue, if any, is used to reimburse the Company for other direct administrative expenses which are recorded as cost of services and/or to pay the Company a management fee. Under the arrangements between the Company and the Medical Provider, the Company is responsible for payment of all liabilities relating to the Network site's operations.

      Two of the Company's Network sites are affiliated with Medical Centers. Under one of these management agreements, the Company primarily provides endocrine testing and administrative and finance services for a fixed percentage of revenues and reimbursed costs of services. Under the second of these management agreements, the Company's revenues are derived from certain ART laboratory services performed, and directly billed to the patients by the Company; out of these revenues, the Company pays its direct costs and the remaining balance represents the Company's Network site contribution. All direct costs incurred by the Company are recorded as cost of services.

AWM Division

   Management Agreement Model

      The Company believes that in states where a commercial enterprise is prohibited from owning medical service companies, the model for management agreements for the AWM Division will generally be the same as described above for the RSC Division. Florida, where the Company's current Network site under the AWM Division is located, does not prohibit commercial enterprises from owning medical service companies, therefore, the Company was able to acquire a direct ownership interest in this Network site. As a direct owner, the Company entered into an employment agreement, inclusive of non-compete provisions, with the Medical Providers. All patient medical care at a Network site is provided by the Medical Providers and the Company's responsibilities are generally consistent with those it has at Network sites under the RSC Division. In the event the Medical Provider(s) employment agreement is terminated for any reason other than death or permanent disability of the Medical Provider(s) during the first five years, the Company shall receive from the Medical Provider(s) any unamortized purchase price paid by the Company rounded to the nearest calendar quarter.

   Revenue and Cost Recognition

      The AWM Division's operations are currently comprised of one Network site with three locations which are directly owned by the Company and a 51% interest in NMF, a company which develops multifaceted educational programs regarding women's healthcare and publishes a quarterly women's health digest. The Network site is also involved in clinical trials with major pharmaceutical companies.

      The Company bills and records all clinical revenues of the Network site and records all direct costs incurred as cost of services. The Company retains as Network site contribution an amount determined using the three-part management fee calculation described above with regard to the RSC Division, and the balance is paid as compensation to the Medical Providers and is recorded by the Company in cost of services rendered. The Medical Providers receive a fixed monthly draw which may be adjusted quarterly by the Company based on the respective Network site's actual operating results.

      Revenues in the AWM Division also include amounts earned under research study contracts between the Network site and various pharmaceutical companies. The Network site contracts with major pharmaceutical companies (sponsors) to perform women's medical care research mainly to determine the safety and efficacy of a medication. Based on the data collected from studies conducted by the Network site and other non-related centers for major pharmaceutical companies, the Food and Drug Administration (FDA) determines whether a medication can be manufactured and made available to the public. Research revenues are recognized pursuant to each respective research contract in the period which the medical services (as stipulated by the research study protocol) are performed and collection of such fees is considered probable. Net realization is dependent upon final approval by the sponsor that procedures were performed according to study protocol. Payments collected from sponsors in advance for services are included in accrued liabilities, and costs incurred in performing the research studies are included in cost of services rendered.

      The Company's 51% interest in NMF is included in the Company's consolidated financial statements. The Company records 100% of the revenues and costs of NMF and will report the minority interest in any profits of NMF as a separate expense line item on its consolidated statement of operations. Any unpaid minority equity will be presented as a liability on the Company's consolidated balance sheet.

Clinical Services Development

     The Company invests in clinical service development programs in order to expand and develop its business. For the years ended December 31, 1996, 1995 and 1994, approximately $323,000, $290,000, and $452,000, respectively, were charged to clinical service development. The primary clinical service development efforts in which these funds were expended are described below.

   Various ART Services and Techniques

      Since 1989 the Company has contracted with Monash University Melbourne, Australia ("Monash") regarding various ART services and techniques. Monash is one of the world leaders in the development of new ART technology. Monash (i) pioneered the use of fertility medication to stimulate production of multiple eggs in a single cycle, (ii) developed technology to successfully cryopreserve human embryos and achieved the world's first human pregnancy with a cryopreserved embryo, and (iii) achieved the first birth using a donated egg in a woman with no ovaries.

      The Company's original agreement with Monash provided for Monash to conduct research in ART and human fertility which was funded by an annual payment of 300,000 Australian dollars by the Company since 1989, the results of which were jointly owned by the Company and Monash. Under the agreement, which expired on June 30, 1995, Monash facilitated the transfer of the research and development results to the Company by providing training and other services and assisted the Company in introducing certain services and techniques, including TET, ZIFT, micro insemination, cryopreservation of embryos, and immature oocyte collection and maturation into the ART services offered at certain Network sites. Effective July 1, 1995, the Company entered into a new three-year agreement with Monash University which provides for Monash to conduct research in ART and human fertility to be funded by a minimum annual payment of 220,000 Australian dollars by the Company, the results to be jointly owned by the Company and Monash. If certain milestones are met as specified in the agreement, the Company's annual payment may be a maximum of 300,000 Australian dollars in year two and 380,000 Australian dollars in year three. Minimum payments of 55,000 Australian dollars and payments for the attainment of certain research milestones will be made quarterly throughout the term of the agreement, July 1, 1995 through June 30, 1998.
                                       11

  Immature Oocyte Services and Related Technologies

      The Company sponsored research at Monash led to the world's first birth of a healthy infant from immature oocyte technology in 1994. Immature oocyte services use transvaginal ultrasound-guided aspiration to obtain immature oocytes from a woman's ovaries, subsequent maturation and fertilization of the oocytes in vitro, and transfer of one or more of the resulting embryos into the woman's uterus for development of a possible pregnancy. A major anticipated benefit of this technology is that it may facilitate treatment of infertility without the use of drugs to stimulate follicular development. This would eliminate risks and side effects associated with such drugs including hyper stimulation of the ovaries. A speculative, although unproven, risk of ovarian cancer from fertility drugs would also be eliminated by application of immature oocyte technology. The results from the Monash study have been reported at scientific and medical conferences and published in peer-reviewed journals. The Company continues to sponsor this research and the Boston Network site is currently attempting to improve the procedure and has undertaken a limited clinical study to determine the efficacy of the immature oocyte clinical and laboratory technology.

   Genetic Services

      Since 1994, the Company has had a collaborative arrangement with Integrated Genetics ("IG"), a leading United States company specializing in the diagnosis of genetic disease and a division of Genzyme Corporation, to transfer preimplantation genetic testing from its current research center applications into a clinical service available at the Network sites. The Company and IG mutually agreed to terminate this contract in December 1996 with the Company retaining the right to use the technology developed during the term of this contract. The Company currently has several patients under treatment and is awaiting the outcome of such treatment to ensure that the technology has been successfully transferred from laboratory research protocol to the clinical service protocol that the Company has developed.

      Preimplantation embryo genetic testing (the fusion of advances in genetic testing and embryology) has the potential to offer infertile couples utilizing ART services a higher probability of the birth of a healthy baby after fertilization, as well as offering fertile couples at high risk of transmitting a genetic disorder the option to utilize ART services to achieve pregnancy with a higher degree of certainty that the fetus will be free of the genetic disorder for which it was tested. Successful births following preimplantation embryo genetic testing have been reported by a limited number of medical research institutions in the United States and abroad.

      The Company believes the use of preimplantation embryo genetic tests, when and if available, will enable the Network sites to expand their patient base for ART services to fertile couples at high risk of transmitting a genetic disorder. Such couples may seek to utilize the ART option, in conjunction with preimplantation embryo genetic tests, to increase the probability that the pregnancy and fetus will be free of the disorder.

Competition

      The infertility industry is highly fragmented and competitive. Currently in the United States, there are approximately 600 physicians that are identified as reproductive endocrinologists with sub-specialty training in infertility and approximately 300 facilities that provide ART services. Approximately half of such ART facilities are located at university teaching and community hospitals and the other half are free standing physician practice based. In well developed competitive markets, competition between Medical Providers is largely based on outcomes. The limited availability of infertility experts and suitable Medical Providers, the evolving technology, and the changing regulatory requirements may adversely affect the Company. In addition, the industry is characterized by technological improvements and new ART techniques may be developed which may outmode or render obsolete the ART techniques currently employed at certain Network sites. Further, major health care corporations and/or physician practice management companies may decide to enter the industry and compete with the Company for acquisitions or management, thereby negatively impacting the Company's expansion opportunities.

      Although the reproductive science activities of the Company are the foundation of its business and the Company believes such activities will offer continued growth over the foreseeable future, the overall market is finite and growth is limited with increasing competition. With the Company's extension of its expertise into adult women's health, the Company believes it is opening up a significantly larger area of opportunity for which it is uniquely qualified.

      The adult women's health market has not, to the Company's knowledge, been identified by any national competitor. The medical conditions which frequently emerge at menopause are commonly treated by obstetricians/gynecologists, primary care physicians and cardiologists. In addition, diagnostic screening services are commonly provided in hospitals and free-standing radiology group practice settings. A number of physician practice management companies have emerged with a special focus on women's health - mostly related to routine obstetrics and gynecology, not with a specialty focus on menopause or adult women. In addition, private practice physician groups often contract with third party sponsors to perform clinical trials relating to women's health care. However, the Company is not aware of there being any significant competitors focused on clinical trials specific to women's health care.

Government Regulation

     Federal and state regulatory requirements affect the Company's method of operations. All services and the relationships between the Company and the medical institutions and medical groups providing the patient medical care at the Network sites have been designed to comply with existing laws and regulations. However, existing laws and regulations may be interpreted or applied in a manner, and/or new laws and regulations may be adopted, which would adversely impact the Company's operations.

      State laws generally prohibit a commercial enterprise, such as the Company, from engaging in the practice of medicine and physicians and other health care providers from receiving fees for patient referrals or from engaging in fee-splitting. In addition, certain states have laws which generally prohibit physicians from referring patients to entities where the physician has a financial relationship, a prohibition which the United States Congress is also considering. In this respect, legislation in New York generally prohibits physicians from referring patients to a laboratory where the physician has a financial relationship. The Company believes that each Network site is in compliance with all applicable state laws.

      State licenses are generally required for the operation of endocrine laboratories. The Company or the Network sites have obtained licenses for the Boston, New Jersey, Philadelphia, Kansas City, and Bay Area Network sites which provide endocrine testing services.

      With the increased utilization of ART services, government oversight of the ART industry has increased and legislation has been adopted or is being considered in a number of states regulating the storage, testing and distribution of sperm, eggs and embryos. Federal legislation has been enacted requiring certification of laboratories that handle biological matter, such as, eggs, sperm and embryos. The Company believes it is currently in compliance with such legislation where failure to comply would subject the Company to sanctions by regulatory authorities, which could adversely affect the Company's operations.

      The Company expects that there will be continued pressure on cost-containment throughout the U.S. health care system. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company; however, the exclusion of ART services as a health care benefit could adversely affect the Company's operations.

Employees

      As of February 28, 1997, the Company had 185 employees, 7 of whom are executive management, 163 are employed at the Network sites, and 22 are employed at the Company's headquarters. Of the Company's employees, 31 persons at the Network sites and 4 at the Company's headquarters are employed on a part-time basis. The Company is not party to any collective bargaining agreement and believes its employee relationships are good.

Directors and Executive Officers of the Registrant

      The executive officers and directors of the Company are as follows:

     Name                      Age                 Position
     ----                      ---                 --------

 Gerardo Canet                 51     Chairman of the Board, President, Chief
                                      Executive Officer, and Director

 Peter Callan                  39     Vice President, Central Region

 Lois A. Dugan                 52     Vice President, Northeast Region

 Jay Higham                    38     Vice President, Marketing and Development

 Dwight P. Ryan                39     Vice President, Chief Financial Officer,
                                        Treasurer and Secretary

 Glenn G. Watkins              45     Vice President, President of Adult Women's
                                        Medical Division

 Donald S. Wood, Ph.D.         52     Vice President, Chief Operating Officer of
                                        Reproductive Science Center Division

 Vicki L. Baldwin              51     Director

 Elliott D. Hillback, Jr. (1)  52     Director

 Sarason D. Liebler (1) (3)    60     Director

 Patricia M. McShane, M.D.     48     Director

 Lawrence J. Stuesser (1) (2)  54     Director

     (1) Member of Audit Committee and Compensation Committee.
     (2) Chairman of Compensation Committee.
     (3) Chairman of Audit Committee.

      GERARDO CANET became President, Chief Executive Officer and a director of the Company effective February 14, 1994 and the Chairman of the Board effective April 19, 1994. For approximately five years prior to joining the Company, Mr. Canet held various executive management positions with Curative Health Services, Inc., most recently as Executive Vice President and President of its Wound Care Business Unit. From 1979 to 1989, Mr. Canet held various management positions with Kimberly Quality Care, Inc. (and a predecessor company), a provider of home health care services, most recently from 1987 to 1989 as Executive Vice President, Chief Operating Officer and a director of Kimberly Quality Care, Inc. Mr. Canet earned an M.B.A. from Suffolk University and a B.A. in Economics from Tufts University. Mr. Canet has been a director of Curative Health Services, Inc. since July 1991.

      PETER CALLAN became Vice President of Operations for the Central Region in August 1995. For two years prior to joining the Company, Mr. Callan performed volunteer services in Papua, New Guinea teaching health and business management. From 1990 to 1993, Mr. Callan held the position of Regional Vice President with Kimberly Quality Care, Inc., a provider of home care services. For six years prior thereto, Mr. Callan held various management positions with Kimberly Quality Care. Mr. Callan earned his R.N. at Davnets School of Nursing, Ireland and a diploma in gerontology from Queens University, Belfast, Ireland.

      LOIS A. DUGAN became Vice President of Operations for the Northeast Region in April 1994. For two years prior to joining the Company, Ms. Dugan was President of KQC Staffing, a division of Olsten Kimberly Quality Care. From January 1990 to March 1992, Ms. Dugan was President of Personal Care Health Services, a provider of home care services. Ms. Dugan earned her M.A. from New York University and her R.N. at Flushing Hospital Medical Center.

      JAY HIGHAM became Vice President of Marketing and Development in October 1994. For four years prior to joining the Company, Mr. Higham held a variety of executive positions, the most current of which was as Vice President of Health Systems Development for South Shore Hospital and South Shore Health and Education Corporation where he developed and implemented a strategy for integration with physician group practices and managed care payors. Mr. Higham earned an M.H.S.A. from George Washington University.

      DWIGHT P. RYAN became Secretary of the Company in March 1994, Vice President in November 1993, Chief Financial Officer in February 1993, and has been Treasurer since December 1990. Mr. Ryan served as Controller from December 1989 through January 1993 and as an executive employee of the Company from December 1987 to December 1989. For more than two years prior to joining the Company, Mr. Ryan was financial manager of CenterCore, a corporation newly organized to manufacture office furniture. Mr. Ryan holds a B.A. from Lynchburg College.

      GLENN G. WATKINS joined the Company in February 1997 as a corporate Vice President and as its President of the Adult Women's Medical Division. During 1996, Mr. Watkins headed his own healthcare consulting firm specializing in physician integration and practice management services. Previously, Mr. Watkins held numerous executive management positions over his 24-year career at Morton Plant Mease Health Care, Inc., a provider of integrated health services in Tampa Bay, Florida, including the position of President for various subsidiaries from 1988 through 1996. Mr. Watkins holds an M.S. in Management from the University of South Florida, a B.A. from the University of South Florida and an A.R.R.T. certification in Radiological Technology.

      DONALD S. WOOD, PH.D. joined the Company in April 1991 as its Vice President of Genetics. In 1997, Dr. Wood was promoted to Vice President, Chief Operating Officer of Reproductive Science Center Division. From 1989 through March 1991, Dr. Wood was the Executive Vice President and Chief Scientific
Officer of Odyssey Biomedical Corp., a genetic testing company which he co-founded and which was acquired by IG Labs, Inc. in December 1990. Dr. Wood received a Ph.D. in Physiology from Washington State University and completed a post-doctoral fellowship in neurology at the Columbia/Presbyterian Medical Center in New York, where he subsequently was appointed an Assistant Professor of Neurology.

      VICKI L. BALDWIN is the mother of two children conceived at the Monash IVF Program in Melbourne, Australia, and a founder of the Company. Ms. Baldwin is currently a director of the Company and was an executive officer and a director from its inception through December 1995. Prior to founding the Company, Ms. Baldwin worked as a management consultant for McKinsey and Company, Inc. in Australia. Ms. Baldwin has recently joined Oxford Health Plans, Inc. where she is focusing on an initiative aimed at implementing a new model for developing and financing specialty women's health services. Ms. Baldwin earned a B.A. in Biology and Chemistry with High Honors from the University of Delaware, received an M.Ed. from the University of Houston, and an M.B.A. in International Business and Finance from New York University. Ms. Baldwin is a past president of Women in Management and serves on the Board of Directors of RESOLVE, Inc., the national, nonprofit organization serving the needs of infertile couples.

      ELLIOTT D. HILLBACK, JR. was elected a director of the Company in June 1992. Mr. Hillback is a Senior Vice President of Genzyme Corp., a position he has held since July 1990, and from July 1991 to September 1996 he has also served as the President and Chief Executive Officer of Integrated Genetics, a
division of Genzyme Corp. See "Business -- Clinical Services Development-Genetic Services." For one year prior to joining Genzyme Corp., Mr. Hillback was President and Chief Executive Officer of Cellcor Therapies, Inc., a biotechnology company, and for six years prior thereto was employed by The BOC Group, Inc. in its human health care product group, as President of Glasrock Home Health Care, Inc. Most recently, Mr. Hillback was elected a director for Aquila Biopharmaceuticals, Inc. Mr. Hillback has a B.A. from Cornell University and an M.B.A. from Harvard Business School.

      SARASON D. LIEBLER was appointed a director of the Company in August 1994. Mr. Liebler is President of SDL Consultants, a privately-owned consulting firm engaged in rendering general business advice. From February 1985 to December 1, 1991, Mr. Liebler served as Chief Executive Officer of American Equine Products, Inc. and served as a director of that company from February 1985 to November 1992. American Equine Products, Inc., manufactured and distributed horse health care products and was a franchisor of retail pet stores and a distributor of pet products. American Equine Products, Inc. filed for bankruptcy in September 1991. During the past 20 years, Mr. Liebler has been a director and/or officer of a number of companies in the fields of home health care, clinical diagnostics, high density optical storage and sporting goods.

      PATRICIA M. MCSHANE, M.D. was elected a director of the Company in March 1997 and was a Vice President of the Company in charge of medical affairs from September 1992 through February 28, 1997. Since May 1988, Dr. McShane has been, and currently is, the Medical Director of the Boston Network site and has also been, and currently is, engaged in the private practice of medicine, specializing in infertility. For four years prior thereto, Dr. McShane was the Director of the IVF program at Brigham and Women's Hospital in Boston. Dr. McShane has held various positions at Harvard University School of Medicine, including Assistant Professor of Obstetrics and Gynecology. Dr. McShane
graduated from Tufts University School of Medicine and is board certified in reproductive endocrinology and infertility.

      LAWRENCE J. STUESSER was elected a director of the Company in April 1994. Since June 1996, Mr. Stuesser has held the position of President and CEO of Computer People Inc., the U.S. subsidiary of London-based Delphi Group. From July 1993 to May 1996, he was a private investor and business consultant. Mr. Stuesser was elected Chairman of the Board in July 1995 and has been a director of Curative Health Services, Inc. since 1993. Mr. Stuesser was Chief Executive Officer of Kimberly Quality Care, Inc. from 1986 to July 1993, at which time that Company was acquired by the Olsten Company. Mr. Stuesser holds a B.B.A. in accounting from St. Mary's University.

      In connection with the Company's acquisition of WMDC in June 1996, Morris Notelovitz, M.D., Ph.D. (the "Physician") became a member of the Company's Board of Directors, and under two long term employment agreements (the "Employment Agreements"), one being with the Company and the other with AWMC, the Physician agreed to serve as Vice President for Medical Affairs and Medical Director of the AWM Division and agreed to provide medical services under the AWM Division, as defined, respectively. Effective January 1, 1997, Dr. Notelovitz resigned from his position as a director of the Company and terminated the Employment Agreements (medical services under the Employment Agreement with AWMC will be terminated effective March 31, 1997). Currently, Dr. Notelovitz is a greater than 5% shareholder of the Company's outstanding Common Stock and a consultant to the Company.

ITEM  2.    Properties

      In January 1995, the Company relocated its headquarters and executive offices to an office building in Purchase, New York where it occupies approximately 8,000 square feet under a lease expiring April 14, 2000 at a monthly rental of $12,671, increasing annually to $15,339 per month in January 1999.

      The Company leases, subleases, and/or occupies, pursuant to its management agreements, each Network site space from either third-party landlords or from the Medical Provider(s). Costs associated with these agreements are included in either "Medical Provider retainage" or in "Cost of services rendered" and, with regard to agreements entered into in 1995 and thereafter, such costs are typically reimbursed to the Company as part of its management fee; reimbursed costs are included in "Revenues, net".

      The Company believes its executive offices and the space occupied by the Network sites are adequate.

ITEM  3.    Legal Proceedings

      On or about December 14, 1994, a holder of the Company's Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") commenced a class action, Bernstein v. IVF America, et. al, in the Chancery Court of New Castle County, Delaware, against the Company and its Directors asserting that the Company's offer to convert each share of Convertible Preferred Stock into three shares of the Company's Common Stock plus $.20 in cash (the "Conversion Offer") had triggered the anti-dilution provisions of the Certificate of Designations (which sets out the rights and privileges of the Convertible Preferred Stock) and that this necessitated an adjustment of the conversion rate of the Convertible Preferred Stock remaining outstanding. On September 5, 1996, the plaintiff in Bernstein v. IVF America, et.al. withdrew his appeal of the Delaware Court of Chancery's earlier decision denying the plaintiff's claim that Preferred Stockholders were entitled to expanded anti-dilution rights as a result of the Company's November 1994 Conversion Offer with respect to the Preferred Stock. As a result of the plaintiff's appeal being withdrawn, the case has been dismissed.

      In November 1994, the Company was served with a complaint in a matter captioned Karlin v. IVF America, et. al., pending in the Supreme court of the State of New York, County of Westchester. The suit also named, as co-defendants, Vicki L. Baldwin, a Director of the Company, United Hospital and Dr. John Stangel. The action purported to be a class-action, initiated by plaintiffs on behalf of themselves and a class of persons similarly situated. Class action certification was vigorously and substantively disputed in a motion currently pending before the Court. The Complaint alleged that the defendants, individually and collectively, had, in the communication of clinical outcome statistics, inaccurately stated success rates or failed to communicate medical risks attendant to ART procedures. These allegations gave rise to the central issue of the case, that of informed consent. The plaintiffs' application for class certification in Karlin v. IVF America, Inc. et al, filed in Supreme Court, Westchester County, New York, has been denied by the Court. The Court ruled that the potential class of patients treated at the IVF America Program at United Hospital did not meet the criteria for class action status as required by New York law. In particular, the Court reached this conclusion because, "individualized and varied issues arising out of the particular physician-patient relationship, more aligned with the issue of lack of informed consent, tend to predominate." While plaintiffs have appealed, the Company is pleased by this decision, sustaining the individualized nature of treatment at IntegraMed America (formerly IVF America) Network sites, and intends to defend vigorously the Court's ruling.

      There are several other legal proceedings to which the Company is a party. In the Company's view, the claims asserted and the outcome of these proceedings will not have a material adverse effect on the financial position or the results of operations of the Company.

ITEM  4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "INMD" since the Company's formal name change in May 1996 and prior to the name change under the symbol "IVFA" since May 21, 1993. Prior thereto, the Company's Common Stock had been trading on the Nasdaq Small Cap Market since October 8, 1992. The Company's Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") had been traded on the Nasdaq National Market under the symbol IVFAP from May 21, 1993 through February 8, 1996, when the Preferred Stock failed to continue to meet the continued listing requirements of the Nasdaq National Market as a result of a decrease of the number of holders of Preferred Stock ("Preferred Stockholders") to below 400 due to the acceptance by a large number of the Preferred Stockholders of the Offer (as defined below). Effective February 9, 1996, the Company's Preferred Stock has been traded in the Over-the- Counter (OTC) market under the symbol "INMDP". The following table sets forth the closing high and low sales prices for the Common Stock and the Preferred Stock during 1995 and 1996.


                                                  Common Stock
                                             ---------------------
                                             High              Low
                                             ----              ---
         1995
         ----
         First Quarter...........           $1.88            $  .94
         Second Quarter..........            2.44              1.31
         Third Quarter...........            3.25              1.81
         Fourth Quarter..........            3.81              1.94

         1996
         ----
         First Quarter...........           $3.75             $2.31
         Second Quarter..........            4.18              2.00
         Third Quarter...........            3.50              2.25
         Fourth Quarter..........            2.62              1.25

                                                  Convertible
                                                Preferred Stock
                                            -----------------------
                                             High              Low
                                            -----             -----
         1995
         ----
         First Quarter..........            $4.75             $3.50
         Second Quarter.........             5.75              4.00
         Third Quarter..........             7.38              5.38
         Fourth Quarter.........             7.50              5.75

         1996
         ----
         First Quarter...........          $12.00             $3.00
         Second Quarter..........           17.00              6.75
         Third Quarter...........           13.37             10.00
         Fourth Quarter..........            5.75              5.50

      On February 28, 1997, there were approximately 273 and 3 holders of record of the Common Stock and Preferred Stock, respectively, excluding beneficial owners of shares registered in nominee or street name.

      The Company has never paid a cash dividend on the Common Stock and does not anticipate the payment of any cash dividends on the Common Stock in the foreseeable future.

      On October 7, 1994, the Company offered to the Preferred Stockholders of the 2,000,000 outstanding shares of the Company's Preferred Stock the ability to convert each share of Preferred Stock into 3.0 shares of the Company's Common Stock, $.01 par value per share, and $.20 in cash (the "Offer"). Upon expiration of the Offer on November 10, 1994 and pursuant to its terms, 1,136,122 shares of Preferred Stock were accepted for conversion into 3,408,366 shares of Common Stock and $227,224 in cash. In connection with the Offer, five-year warrants to purchase 70,826 shares of Common Stock at $1.25 per share were issued to Raymond James & Associates, Inc.

      On June 6, 1996, the Company made a new conversion offer (the "Second Offer") to the holders of the 773,878 outstanding shares of the Company's Preferred Stock. Under the Second Offer, Preferred Stockholders received four shares of the Company's Common Stock upon conversion of each share of Preferred Stock and respective accrued dividends subject to the terms and conditions set forth in the Second Offer. The Second Offer was conditioned upon a minimum of 400,000 shares of Preferred Stock being tendered; provided that the Company reserved the right to accept fewer shares. Upon expiration of the Second Offer on July 17, 1996, and pursuant to its terms, 608,234 shares of Preferred Stock were accepted for conversion into 2,432,936 shares of Common Stock, or 78.6% of the Preferred Stock outstanding, constituting all the shares validly tendered. Upon consummation of the Second Offer, there were 9,198,375 shares of the Company's Common Stock outstanding and 165,644 shares of Preferred Stock outstanding. As a result of the conversion, the Company reversed approximately $973,000 in accrued dividends from its balance sheet and $6.1 million of liquidation preference has been eliminated.

      Dividends on the Preferred Stock are payable at the rate of $.80 per share per annum, quarterly on the fifteenth day of August, November, February and May of each year commencing August 15, 1993. In May 1995, as a result of the Company's Board of Directors suspending four quarterly dividend payments, holders of the Preferred Stock became entitled to one vote per share of Preferred Stock on all matters submitted to a vote of stockholders, including election of directors; once in effect, such voting rights are not terminated by the payment of all accrued dividends. The Company does not anticipate the payment of any cash dividends on the Preferred Stock in the foreseeable future. As of February 28, 1997, eleven quarterly dividend payments have been suspended resulting in $364,000 of dividend payments being in arrears.

      As a result of the issuance of the Common Stock pursuant to the Company's acquisition of WMDC in June 1996 and its new asset purchase and management agreement with the Bay Area Fertility and Gynecology Medical Group in January 1997, and the anti-dilution rights of the Preferred Stock, the conversion rate of the Preferred Stock is subject to increase and each share of Preferred Stock is now convertible into Common Stock at a conversion rate equal to 1.5664 shares of Common Stock for each share of Preferred Stock.

      On November 30, 1994, the Company announced it may purchase up to 300,000 shares of its outstanding Preferred Stock at such times and prices as it deems advantageous. The Company has no commitment or obligation to purchase any particular number of shares, and it may suspend the program at any time. As of February 28, 1997, there were 165,644 shares of Preferred Stock outstanding.

ITEM 6.  Selected Financial Data

      The following selected financial data are derived from the Company's consolidated financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data:

                                                                         Years ended December 31,
                                                   1996           1995          1994          1993         1992
                                                 --------       --------     ---------     ---------    -------
                                                                        (in thousands, except per share amounts)

Revenues, net................................    $18,343         $16,711       $17,578       $16,025      $13,806
Medical Provider retainage...................       2,680          3,063         3,824         4,605        3,936
                                                ---------       --------      --------     ---------    ---------
Revenues after Medical Provider retainage....     15,663          13,648        13,754        11,420        9,870
Costs of services rendered...................     12,398           9,986        10,998        10,222        7,257
                                                --------        --------      --------      --------    ---------
Network sites' contribution..................       3,265          3,662         2,756         1,198        2,613
                                                ---------       --------     ---------     ---------    ---------
General and administrative expenses..........      4,339           3,680         3,447         3,079        2,071
Equity in loss of Partnerships (1)...........        --              --           --           1,793          876
Total other (income) expenses
  (including income taxes)...................         416            (88)          123           923        1,622
                                                ---------     ----------    ----------    ----------    ---------
Net income (loss)............................     (1,490)             70          (814)       (4,597)      (1,956)
Less: Dividends accrued and/or paid on
   Preferred Stock...........................         132             600        1,146           748          --
                                                ---------      ----------    ---------    ----------    --------
Net loss applicable to Common Stock..........   $ (1,622)      $    (530)     $ (1,960)     $ (5,345)    $ (1,956)
                                                ========       =========      ========      ========     ========
Net loss per share of Common Stock
   before consideration for induced
   conversion of Preferred Stock (2).........   $   (0.21)    $     (.09)    $   (0.32)    $   (1.14)  $     (.94)
                                                =========     ==========     =========     =========   ==========
Weighted average number of shares of
 Common Stock and Common Stock
    equivalents outstanding..................      7,602           6,087         6,081         4,680        2,042
                                               =========       =========     =========     =========    =========

Balance Sheet Data:
                                                                          As of December 31,
                                                  1996            1995          1994          1993         1992
                                                --------       ---------     ---------     ---------     ------
                                                                            (in thousands)

Working capital (3)..........................  $   7,092         $10,024      $ 11,621      $ 14,435     $  2,773
Total assets (3).............................     20,850          18,271        17,733        20,238        8,722
Total indebtedness (4).......................      2,553           1,889           356           708          977
Accumulated deficit..........................    (21,190)        (19,700)      (19,770)      (18,956)     (14,359)
Shareholders' equity.........................     14,478          12,931        13,819        16,532        5,023


(1)  Effective  September 1, 1993 and December 31, 1993,  the Company  dissolved
     its  50%   partnership   interests   in  the   Pennsylvania   and  Michigan
     Partnerships,  respectively,  which had been accounted for under the equity method.  The management fees therefrom were reported under "Revenues,  net"
     in the Statement of Operations.

(2)  Refer  to Note 10 -  Shareholders'  Equity  to the  Company's  Consolidated
     Financial Statements - regarding the impact of the Company's Second Offer on net loss per share in 1996.

(3) Includes controlled assets of certain Medical Providers of $650,000, $1,759,000, $2,783,000, $3,148,000, and $1,401,000 at December 31, 1996,
     1995, 1994, 1993 and 1992, respectively.

(4)  Total indebtedness as of December 31, 1996 and 1995 included $1,435,000 and
     $1,275,000 of exclusive management rights obligation, respectively.

                                       20

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

General

      In 1996 and early 1997, the Company implemented certain measures to position it for growth and improved financial performance. These measures included broadening its service base to include peri- and post-menopausal services by establishing the Adult Women's Medical Division (the "AWM
Division"), the acquisition and/or signing of new management contracts, termination of unprofitable contracts, and a successful Preferred Stock conversion offer.

      The Company broadened its focus from only infertility to speciality women's health care services. In connection therewith, the Company established two divisions: the Reproductive Science Center Division (the "RSC Division") that concentrates on infertility and assisted reproductive technology services and the AWM Division that concentrates on comprehensive diagnostic and treatment alternatives to peri- and post-menopausal women, including clinical research pursuant to contracts with pharmaceutical companies related to the treatment of health issues common to peri- and post-menopausal women. To more accurately reflect its broadened focus, the Company changed its name from "IVF America, Inc." to "IntegraMed America, Inc." in 1996.

      In 1996, the Company acquired one Network site in the RSC Division and one Network site with three locations to establish the AWM Division. This latter Network site is comprised of two physician practices which were separately acquired in 1996 and then merged, and a newly established medical office. In January 1997, under the RSC Division, the Company acquired certain assets of and the right to manage a three physician group practice in the San Francisco area marking its first entry into the West Coast market. On February 28, 1997, the Company entered into agreements to acquire certain assets of and the right to manage the Fertility Center of Illinois, a five physician group practice with six locations in the Chicago area (the "Pending Acquisition"). The aggregate purchase price for the Pending Acquisition is $6 million in cash plus shares of the Company's Common Stock, ranging from 666,667 to 1.0 million shares, the exact number of which to be determined based on the then current market price of the Common Stock, as defined. The closing of the Pending Acquisition is conditioned upon the Company's raising at least $6 million in capital over the next six months. If consummated, the Pending Acquisition will be the largest acquisition by the Company to date as part of its series of acquisitions over the last eighteen months.

      Revenues for 1996 were approximately $18.3 million, an increase of 9.8% compared to approximately $16.7 million for 1995. Net loss was $1.5 million in 1996 compared to net income of $70,000 in 1995. The net loss was largely due to non-recurring charges and operating losses of $581,000 associated with the closing of the Westchester Network site under the RSC Division and to non-recurring charges and operating losses of $522,000 associated with the development of the new AWM Division. The Westchester Network site had a high cost hospital-based management contract with the Company that could not compete effectively and the closing of this site marks the Company's final transition from the higher cost structure pre-1995 management contract model. Costs incurred for the AWM Division primarily related to Medical Providers and to the development of three new medical office locations. In addition, effective January 31, 1997, the Company terminated its management agreement with the Network site in East Longmeadow, MA and concurrently, the Medical Provider at the Boston Network site entered into an affiliate and satellite agreement with the respective physician.

      In the third quarter, the Company accepted for conversion 78.6% of its then outstanding Preferred Stock. As a result of the conversion, the Company reversed $973,000 in accrued dividends from its balance sheet and the conversion has saved the Company from accruing annual dividends of $486,000 and the need to include these dividends in earnings per share calculations.

Revenue and Cost Recognition

   RSC Division

      The RSC Division's operations are currently comprised of eight management agreements.

      Under four of the agreements, the Company receives as compensation for its management services a three-part management fee comprised of: (i) a fixed percentage of net revenues, ii) reimbursed cost of services (costs incurred in managing a Network site and any costs paid on behalf of the site), and iii) a fixed or variable percentage of earnings after the Company's management fees and any guaranteed physician compensation, or an additional fixed or variable percentage of net revenues. Direct costs incurred by the Company in performing its management services and costs incurred on behalf of the Network site are recorded in cost of services. If consummated, the Company's compensation pursuant to the management agreement relating to the Pending Acquisition will also be determined and recorded in this manner.

      Under two management agreements, the Company consolidates its revenues and expenses with those of the Network site's due to the Company's unilateral and perpetual control over these items. Under these agreements, the Company records all clinical revenues and, out of such revenues, the Company pays the Medical Providers' expenses relating to the operation of the Network site including physicians' and other medical fees, direct materials, certain hospital contract fees, etc. (the "Medical Provider retainage"). Remaining revenue, if any, is used to reimburse the Company for other direct administrative expenses which are recorded as cost of services and/or to pay the Company a management fee. Under the arrangements between the Company and the Medical Provider, the Company is responsible for payment of all liabilities relating to the Network site's operations.

      Two of the Company's Network sites are affiliated with Medical Centers. Under one of these management agreements, the Company primarily provides endocrine testing and administrative and finance services for a fixed percentage of revenues and reimbursed costs of services. Under the second of these management agreements, the Company's revenues are derived from certain ART laboratory services performed, and directly billed to the patients by the Company; out of these revenues, the Company pays its direct costs and the remaining balance represents the Company's Network site contribution. All direct costs incurred by the Company are recorded as cost of services.

   AWM Division

      The AWM Division's operations are currently comprised of one Network site with three locations which are directly owned by the Company and a 51% interest in the National Menopause Foundation ("NMF"), a company which develops multifaceted educational programs regarding women's healthcare and publishes a quarterly women's health digest. The Network site is also involved in clinical trials with major pharmaceutical companies.

      The Company bills and records all clinical revenues of the Network site and records all direct costs incurred as cost of services. The Company retains as Network site contribution an amount determined using the three-part management fee calculation described above with regard to the RSC Division, and the balance is paid as compensation to the Medical Providers and is recorded by the Company in cost of services rendered. The Medical Providers receive a fixed monthly draw which may be adjusted quarterly by the Company based on the respective Network site's actual operating results.

       Revenues in the AWM Division also include amounts earned under research study contracts between the Network site and various pharmaceutical companies. The Network site contracts with major pharmaceutical companies (sponsors) to perform women's medical care research mainly to determine the safety and efficacy of a medication. Based on the data collected from studies conducted by the Network site and other non-related centers for major pharmaceutical companies, the Food and Drug Administration (FDA) determines whether a medication can be manufactured and made available to the public. Research revenues are recognized pursuant to each respective research contract in the period which the medical services (as stipulated by the research study protocol) are performed and collection of such fees is considered probable. Net realization is dependent upon final approval by the sponsor that procedures were performed according to study protocol. Payments collected from sponsors in advance for services are included in accrued liabilities, and costs incurred in performing the research studies are included in cost of services rendered.

      The Company's 51% interest in NMF is included in the Company's consolidated financial statements. The Company records 100% of the revenues and costs of NMF and will report the minority interest in any profits of NMF as a separate expense line item on its consolidated statement of operations. Any unpaid minority equity will be presented as a liability on the Company's consolidated balance sheet.

Results of Operations

Calendar Year 1996 Compared to Calendar Year 1995

      Revenues for 1996 were approximately $18.3 million, an increase of 9.8% compared to approximately $16.7 million for 1995. The increase in revenues was due to revenues related to Network sites acquired in the second and fourth quarters of 1995 and the second quarter of 1996. In addition, the Company experienced a 7.1% increase in revenue at the Boston Network site attributable to higher volume and a 11.7% increase in revenue at the Long Island Network site due to an increase in volume which was primarily attributable to operational changes effected at the Long Island Network site in mid- 1995. These increases were partially offset by a 52.9% decrease in revenues related to the Westchester Network site attributable to lower volume and the closing of such site in November 1996, and the effects of the Company's new management contract related to the New Jersey Network site pursuant to which the Company's revenues now consist of a fixed percentage of the New Jersey Network site's revenues and reimbursed costs of services, as opposed to 100% of this Network site's revenues.

      Medical Provider retainage for 1996 was approximately $2.7 million, a decrease of 12.5%, compared to approximately $3.1 million in 1995, primarily due to the decrease in volume and a negotiated reduction in hospital contract fees at the Westchester Network site, management contract changes related to the New Jersey Network site, and to operational changes at the Long Island Network site. These favorable variances were partially offset by an increase in physician compensation at the Boston Network site attributable to the addition of a physician who commenced services at such site in July 1995 and to renegotiated physician compensation.

      The increase in revenues and the decrease in Medical Provider retainage resulted in an increase of 14.8% in revenues after Medical Provider retainage in 1996 compared to 1995.

      Cost of services rendered were approximately $12.4 million in 1996, an increase of 24.2%, compared to approximately $10.0 million in 1995. Such increase was primarily due to the Network sites acquired by the Company in the second and fourth quarter of 1995 and the second quarter of 1996, and to a $365,000 charge recorded in the third quarter of 1996 associated with the closing of the Westchester Network site. These increases were partially offset by the effects of the new management contract related to the New Jersey Network site, which included the reversal of $120,000 in deferred rent, and lower occupancy and direct material costs related to the Long Island Network site due to the relocation and operational changes effected at this site in the second quarter of 1995.

      General and administrative expenses were approximately $4.3 million in 1996 and $3.7 million in 1995. Such increase was primarily attributable to $522,000 of costs incurred primarily in creating the infrastructure for the new AWM Division, general office costs attributable to the opening of regional offices in the 1995 third quarter and in 1996 to facilitate future growth, an increase in travel costs related to the Company's growth strategy and to managing additional Network sites.

      Clinical service development expenses were approximately $323,000 in 1996 and $290,000 in 1995. Such increase was due to funding requirements pursuant to the Company's new collaborative agreement with Monash University, which expenses were partially offset by a decrease in development costs related to genetic and immature oocyte testing.

      Amortization of intangible assets was $331,000 in 1996 compared to $73,000 in 1995 and principally represented the amortization of the purchase price paid by the Company for the exclusive right to manage Network sites which were acquired in the second and fourth quarters in 1995 and the second quarter of 1996 over the ten-year term of each management agreement. The 1996 expense amount also included goodwill and other intangible asset amortization related to the Company's acquisition of the Women's Medical & Diagnostic Center in June 1996.

      Interest income for 1996 was $415,000 compared to $626,000 in 1995. This decrease was due to a lower cash balance and lower short-term interest rates. See Liquidity and Capital Resources.
                                       23

      The provision for income taxes primarily reflected Massachusetts income taxes and New York capital taxes in 1996 and 1995.

      Net loss was $1.5 million in 1996 compared to net income of $70,000 in 1995. This net loss was primarily due to an approximate $397,000 decrease in Network site contribution attributable to a $1.4 million decrease in contribution related to the Westchester Network site, inclusive of a $365,000 non-recurring charge to account for the closing of this site, and a decrease in contribution from the Boston Network site, partially offset by significant increases in contribution from the New Jersey and Long Island Network sites. In addition, general and administrative expenses increased by $659,000 largely due to non-recurring charges associated with the development of the AWM Division, a $258,000 increase in amortization of intangible assets, and a $211,000 decrease in interest income.

Calendar Year 1995 Compared to Calendar Year 1994

      Revenues for 1995 were approximately $16.7 million, a decrease of 4.9% compared to approximately $17.6 million for 1994. The decrease in revenues was attributable to two significant events. The first event was the temporary closing in late February 1995 of the Long Island Network site for implementation of certain changes in its operational structure, including relocating the facility and modifying certain agreements it has with Medical Providers. The Long Island Network site reopened in July 1995 at another site in Mineola. The second event was the new management contract with Saint Barnabas Medical Center, effective in May 1995, involving the New Jersey Network site, pursuant to which the Company's revenues now consist of a fixed percentage of the New Jersey Network site's revenues and reimbursed costs of services, as opposed to 100% of this Network site's revenues. Unfavorable revenue variances were partially offset by higher revenues associated with the Boston and Westchester Network sites, primarily attributable to increased volume and patient service mix, respectively, and by revenues recorded pursuant to the Company's management contract with the Philadelphia, Kansas City and Longmeadow Network sites (the "new Network sites").

      Medical Provider retainage for 1995 was approximately $3.1 million, a decrease of 19.9 %, compared to approximately $3.8 million in 1994, primarily due to the two significant events described above.

      The majority of the decrease in revenues was offset by the increase in Medical Provider retainage which resulted in a less than 1.0% decrease in revenues after Medical Provider retainage earned in 1995 compared to 1994.

      Cost of services rendered were approximately $10.0 million in 1995, a decrease of 9.2%, compared to approximately $11.0 million in 1994. Such decrease was primarily due to the temporary closing of both the Long Island and New Jersey Network sites and to the new management contract with Saint Barnabas Medical Center, partially offset by costs recorded by the Company pursuant to its management contracts with the new Network sites. As a percentage of revenues, cost of services decreased to 59.8% in 1995 compared to 62.6% in 1994 due to the favorable variance in cost of services partially offset by the unfavorable variance in revenues.

      General and administrative expenses for 1995 were $3.7 million compared to $3.4 million in 1994. Such increase was primarily attributable to new regional offices and higher marketing costs, partially offset by a decrease in consulting fees.

      Clinical service development expenses were $290,000 in 1995 compared to $452,000 in 1994. Such decrease was primarily due to lower expenses pursuant to the Company's collaborative agreements with Monash University under which the Company made its final funding in July 1994 under its original agreement and made its initial funding under a new agreement entered into in July 1995, and a decrease in development costs related to genetic and immature oocyte testing.

      Amortization of intangible assets of $73,000 in 1995 represented the amortization of the purchase price paid by the Company for the exclusive right to manage certain new Network sites over the ten-year term of each management agreement.

      Interest income for 1995 was $626,000 compared to $519,000 in 1994 due to higher short-term interest rates.

      The provision for income taxes reflected Massachusetts income taxes and New York capital taxes, and Massachusetts income taxes and Connecticut capital taxes in 1995 and 1994, respectively.

      Net income was $70,000 in 1995 compared to a net loss of $814,000 in 1994 primarily due to a $906,000 increase in contribution, a $162,000 decrease in clinical service development expenses, and a $107,000 increase in interest income, partially offset by a $233,000 increase in general and administrative costs and a $73,000 increase in amortization of intangible assets.

New Accounting Standards

      The Company adopted, in the first quarter of 1996, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company periodically reviews the fair value of long-lived assets, the results of which have had no material effect on the Company's financial position or results of operations.

      The Company also adopted Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), on January 1, 1996. Under FAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock based awards using a fair value method. The Company has adopted the disclosure only provisions, as permitted by FAS 123.

   Liquidity and Capital Resources

      Historically, the Company has financed its operations primarily through sales of equity securities and loans from its shareholders. The closing of the Pending Acquisition is conditioned upon the Company's raising at least $6 million in capital over the next six months. If consummated, the Pending Acquisition will be the largest acquisition by the Company to date as part of its series of acquisitions over the last eighteen months. The Company expects it will be required to raise significant additional funds over at least the next two years to fund, primarily through the issuance of additional equity securities, its acquisition strategy.

      At December 31, 1996, the Company had working capital of $7.1 million (including $650,000 of controlled assets of Medical Providers), approximately $6.0 million of which consisted of cash and cash equivalents (including $191,000 of controlled cash) and short term investments, compared to working capital of $10.0 million at December 31, 1995 (including $1.8 million of controlled assets of Medical Providers), $9.7 million of which consisted of cash and cash equivalents (including $296,000 of controlled cash) and short term investments. The decrease in working capital during 1996 was principally due to payments of $1.4 million for exclusive management rights, acquired physician practices and related net asset purchases, payments of $1.5 million for fixed asset purchases and leasehold improvements primarily for existing Network sites, a $839,000 increase in accounts payable and $409,000 of debt and capital lease repayments. These decreases in working capital were partially offset by a $615,000 decrease in the Company's accrued dividend obligation on its Preferred Stock due to the consummation of the June 1996 conversion offer, a $442,000 net increase in aggregate patient, management and research accounts receivable and a $379,000 increase in other current assets primarily related to prepaid insurance.

      On January 7, 1997, the Company acquired certain assets of the Bay Area Fertility and Gynecology Medical Group, a California Partnership (the "Partnership"), and acquired the right to manage the Bay Area Fertility and Gynecology Medical Group, Inc., a California professional corporation which is the successor to the Partnership's medical practice ("Bay Area Fertility"). The aggregate purchase price was approximately $2.0 million, of which $1.5 million was paid by the Company in cash and $0.5 million was paid in the form of the Company's Common Stock, or 333,333 shares of the Company's Common Stock, at closing. In addition to the exclusive right to manage Bay Area Fertility, the Company acquired other assets which primarily consisted of the name "Bay Area Fertility" and medical equipment and furniture and fixtures which will continue to be used by Bay Area Fertility in the provision of infertility and ART services.

      In November 1996, the Company obtained a $1,500,000 revolving credit facility (the "Credit Facility") issued by First Union National Bank (the "Bank"). The interest rate on the Credit Facility is the Bank's prime rate plus
 .75%. The Credit Facility terminates on April 1, 1998 and is secured by the Company's assets. The Company acquired this Credit Facility to have an available external source of liquidity. On a short-term basis, the Company will continue to finance its operations from its current working capital and may, from time to time, draw funds from the Credit Facility. Currently, $250,000 is outstanding under this Credit Facility at an interest rate of 9.0%.

      The Company's current cash outflows for investment consist of payments for acquired businesses and exclusive management rights, and equipment purchases and leasehold improvements related to newly acquired and existing Network sites. In executing its growth strategy, the Company, on a short and/or long term basis, may incur cash outflows to acquire businesses and/or exclusive management rights, and may incur commitments for capital expenditures to purchase additional equipment for existing and new Network sites. Also, in connection with its acquisition of 51% of the outstanding stock of NMF in June 1996, the Company committed to provide funding to and for the development of NMF on an as-needed basis during the four year period commencing June 6, 1996 in amounts not to exceed $500,000 in the aggregate; as of January 1, 1997 the Company had not provided any funding and pursuant to an agreement between the Company and the minority owner of NMF, the Company is no longer obligated to provide such funding.

      On June 6, 1996, the Company made a new conversion offer (the "Second Offer") to the holders of the 773,878 outstanding shares of the Company's Preferred Stock. Under the Second Offer, Preferred Stockholders received four shares of the Company's Common Stock upon conversion of each share of Preferred Stock and respective accrued dividends subject to the terms and conditions set forth in the Second Offer. The Second Offer was conditioned upon a minimum of 400,000 shares of Preferred Stock being tendered; provided that the Company reserved the right to accept fewer shares. Upon expiration of the Second Offer on July 17, 1996, and pursuant to its terms, 608,234 shares of Preferred Stock were accepted for conversion into 2,432,936 shares of Common Stock, or 78.6% of the Preferred Stock outstanding, constituting all the shares validly tendered. Upon consummation of the Second Offer, there were 9,198,375 shares of the Company's Common Stock outstanding and 165,644 shares of Preferred Stock outstanding. As a result of the conversion, the Company reversed approximately $973,000 in accrued dividends from its balance sheet and $6.1 million of liquidation preference has been eliminated.

      As of December 31, 1996, dividend payments of $331,000 were in arrears as a result of the Company's Board of Directors suspending ten consecutive quarterly dividend payments on the Preferred Stock and the Company does not anticipate the payment of any dividends on the Preferred Stock in the foreseeable future.

Terms of Network Site Agreements

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

      Typically, under the Company's current management agreement model, either party may terminate the management agreement due to insolvency or material breach of contract by the other party. If the agreement is terminated by the Company, the Company shall receive the following from the Medical Provider (i) either a 90 or a 180 day option to sell the Network site's assets to the Medical Provider at their then net book value and to reassign any existing equipment and leases, (ii) either a fixed percentage of the Network site's preceding 12 months revenues or a fixed percentage of the excess of such revenues over a specified benchmark and, (iii)if termination occurs during the first five years of the agreement, any unamortized exclusive management right fee rounded to the nearest calendar quarter (for certain agreements this provision applies to the entire term of the agreement). If the agreement is terminated by the Medical Provider, the Medical Provider will have either a 90 or a 180 day option to buy the site's assets from the Company at their then net book value and to assume any existing equipment and office leases.

      In order to protect its investment and commitment of resources, the Company may also enter into a Personal Responsibility Agreement ("PR Agreement") with each of the physicians of a group practice (i.e, typically for a group practice, the Medical Provider contracting with the Company is a professional corporation ("PC") of which the physicians are the sole shareholders; in addition, there may be physicians who are employees as opposed to shareholders of the PC). If the physician should cease to practice medicine through the respective contracted Medical Provider during the first five years of the management agreement, except as a result of death or "permanent disability", the PR Agreement obligates the physician to repay a rateable portion of the right to manage fee paid by the Company to the Medical Provider. The PR Agreement also contains covenants for the physician not to compete with the Company during the term of his or her employment agreement with the Medical Provider and for a period of up to three years thereafter; aggregate non-competition periods may range from six to ten years. The non-compete provisions stipulate that should the physician violate the covenant, he or she shall owe the Company management fees in an amount determined according to the provisions of the PR Agreement. The Company currently has PR Agreements with each of the physicians at the Bay Area Fertility Network site and if the Pending Acquisition is consummated, the Company will have PR Agreements with each of the physicians at the Fertility Center of Illinois.

Major Network Site Agreements

      During 1996, the Company derived substantially all of its revenue from nine service agreements and from the Women's Medical and Diagnostic Center which it acquired in June 1996. For the year ended December 31, 1996, one of these service agreements provided 38.5% of revenues and two other agreements, including the Westchester Network site agreement which was terminated in November 1996, each comprised over 10% of the Company's revenue. If consummated, the Company believes the Pending Acquisition will represent a significant revenue source for the Company.

Effects of Third-Party Payor Contracts

      Traditionally, ART services have been supported by a large self-pay population and conventional infertility services have been largely covered by indemnity insurance. Currently, there are several states which mandate offering benefits of varying degrees for infertility. In some cases, the mandate is limited to an obligation on the part of the payor to offer the benefit to employers. In Massachusetts, Rhode Island, Maryland, Arkansas, Illinois and Hawaii the mandate requires coverage of conventional infertility services as well as ART treatments. Outside of mandated states, managed care payors have traditionally covered conventional infertility but not ART services. There is a growing trend of payors beginning to develop comprehensive coordinated benefits through full service infertility and ART medical providers.

      Over the past few years much attention has been focused on clinical outcomes in managed care. Infertility is a disorder which naturally lends itself to developing a managed care plan. First, infertility has a clearly defined endpoint: an infertile couple either conceives or does not conceive. Second, the treatment regimens and protocols used for treating infertile couples have predictable outcomes that make it possible to develop statistical tables for the probability of success. Third, it is possible to develop rational treatment plans over a limited period of time for infertile couples.

      The Company, through its RSC Division, has invested in information technology that takes into consideration the cost structure of a full service practice, the probability of achieving clinical success, and defined treatment plans which result in improved outcomes and reduced costs. The Company estimates that the majority of the couples participating in infertility and ART services at a Network site, other than in Massachusetts, have greater than 50% of their costs reimbursed by their health care insurance carrier. In Massachusetts, where comprehensive infertility and ART services insurance reimbursement is mandated, virtually all patient costs are reimbursed.

      To the extent insurance reimbursement for ART services becomes more widespread, the Company anticipates that the demand for such services will increase. However, the enactment of health care reform legislation may adversely affect reimbursement for ART and infertility services and thereby the demand for such services may decrease. See - Government Regulation.

      The majority of diagnostic and therapeutic services offered through the Company's AWM Division are covered by third party payors. As these services emphasize prevention and screening, they are expected to continue to be covered by third party payors.

Reliance on Third-Party Vendors

      The Network sites under the RSC Division are dependent on three third-party vendors that produce patient fertility medications (lupron, metrodin and fertinex)which are vital to the provision of ART services. Should any of these vendors experience a supply shortage of medication, it may have an adverse impact on the operations of the Network sites. To date, the Network sites under the RSC Division have not experienced any such adverse impacts.

Forward Looking Statements

      This Form 10-K and discussions and/or announcements made by or on behalf of the Company, contain certain forward- looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to the following factors: the success of the Company in acquiring additional management agreements, including the Company's ability to finance future growth including the Pending Acquisition, increases in overhead due to expansion, the loss of significant management contract(s), the profitability or lack thereof at Network sites managed by the Company, the exclusion of infertility, ART and other women's healthcare services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, and the timely development of and acceptance of new infertility, ART, genetic and/or women's healthcare technologies and techniques.

ITEM 8. Financial Statements and Supplementary Data

     See Index to Financial Statements and Financial Statement Schedules on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Information with respect to the executive officers and directors of the Company is incorporated by reference from the Company's Proxy Statement relating to the annual Meeting of Shareholders to be held on June 10, 1997.

ITEM 11. Executive Compensation

     This information is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 10, 1997.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 10, 1997.

ITEM 13. Certain Relationships and Related Transactions

     This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 10 , 1997.

                                     PART IV

ITEM 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

         (a) (1) and (2) Financial Statements and Financial Statement Schedules.

              See  Index  to  Financial   Statements  and  Financial   Statement
              Schedules on page F-1.

             (3) The exhibits  listed on the Index to Exhibits  herein are filed herewith. Executive compensation plans and arrangements are included or referenced as exhibits 10.4, 10.4(a), 10.6, 10.6(a), 10.31, 10.31(a), 10.31(b), 10.33, 10.40, 10.41, 10.42,
                 10.45, 10.46 and 10.69 .

         (b) Reports on Form 8-K.

                 On January 20, 1997, the Company filed with the Securities and Exchange Commission a Form 8-K reporting the completion of an asset purchase and long term management agreement with Bay Area Fertility and Gynecology Medical Group.

         (c) Exhibits.

              The list of exhibits required to be filed with this Annual Report on Form 10-K is set forth in the Index to Exhibits herein.



         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                        Item 8 and Item 14 (a)(1) and (2)

                                    Contents
                                                                           Page
                                                                           ----

Consolidated Financial Statements:

         Report of Independent Accountants..................................F-2

         Consolidated Balance Sheet at December 31, 1996 and 1995...........F-3

         Consolidated Statement of Operations for the years ended
           December 31, 1996, 1995 and 1994.................................F-4

         Consolidated Statement of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994..........................F-5

         Consolidated Statement of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994.................................F-6

         Notes to Consolidated Financial Statements...................F-7 - F-22

Financial Statement Schedule:

         II     Valuation and Qualifying Accounts...........................S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of IntegraMed America, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Items 8 and 14(a)(1) and (2) on page F-1 present fairly, in all material respects, the financial position of IntegraMed America, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

Stamford, Connecticut
February 24, 1997



                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           (all amounts in thousands)
                                                                                         December 31,
                                                                                         ------------
                                                                                    1996          1995
                                                                                   -------       -------
                                     ASSETS
Current assets:
  Cash and cash equivalents ...................................................   $  3,761     $   7,883
  Short term investments.......................................................      2,000         1,500
  Patient accounts receivable, less allowance for doubtful accounts
   of $113 and $64 in 1996 and 1995, respectively..............................      2,770         1,271
  Management fees receivable, less allowance for doubtful accounts
   of $50 and $0 in 1996 and 1995, respectively................................      1,249         1,125
   Research fees receivable....................................................        232           --
  Other current assets ........................................................        897           508
  Controlled assets of Medical Providers (see Note 2)
    Cash.......................................................................        191           296
    Accounts receivable, less allowance for doubtful accounts
     of $146 and $25 in 1996 and 1995, respectively............................        459         1,449
    Other current assets.......................................................        --             14
                                                                                   -------      --------
          Total controlled assets of Medical Providers.........................        650         1,759
          Total current assets ................................................     11,559        14,046
                                                                                   -------      --------
Fixed assets, net .............................................................      3,186         2,266
Intangible assets, net.........................................................      5,894         1,761
Other assets...................................................................        211           198
                                                                                   -------      --------

          Total assets.........................................................    $20,850      $ 18,271
                                                                                   =======      ========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................   $  1,020     $     181
  Accrued liabilities .........................................................      1,652         1,307
  Due to Medical Providers-- (see Notes 2 and 5)...............................        326           606
  Dividends accrued on Preferred Stock.........................................        331           946
  Current portion of exclusive management rights obligation....................        222           297
  Current portion of long-term debt............................................        426           274
  Patient deposits ............................................................        490           411
                                                                                   -------       -------
       Total current liabilities ..............................................      4,467         4,022
                                                                                   -------       -------
Exclusive management rights obligation.........................................      1,213           978
Long-term debt.................................................................        692           340
Commitments and Contingencies -- (see Note 14).................................        --            --
Shareholders' equity:
  Preferred Stock, $1.00 par value --
   3,165,644 and 3,785,378  shares  authorized in 1996 and 1995,  respectively -
    2,500,000 undesignated;  665,644 and 1,285,378 shares designated as Series A
    Cumulative Convertible of which 165,644 and 785,378 were issued
    and outstanding in 1996 and 1995, respectively.............................        166           785
  Common Stock, $.01 par value-- 25,000,000 shares authorized; 9,230,557
    and 6,086,910  shares issued and outstanding in 1996 and 1995, respectively         92            61
  Capital in excess of par ....................................................     35,410        31,785
  Accumulated deficit .........................................................    (21,190)      (19,700)
                                                                                   -------       -------

       Total shareholders' equity .............................................     14,478        12,931
                                                                                   -------       -------

       Total liabilities and shareholders' equity..............................    $20,850       $18,271
                                                                                   =======       =======

                            See accompanying notes to the consolidated financial statements



                                               INTEGRAMED AMERICA, INC.
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                 (all amounts in thousands, except per share amounts)


                                                                        For the years ended December 31,
                                                                 --------------------------------------------
                                                                    1996              1995             1994
                                                                 ---------          --------          -------
Revenues, net (see Note 2).................................      $  18,343           $16,711          $17,578
Medical Provider retainage (see Note 2)....................          2,680             3,063            3,824
                                                                  --------           -------          -------

Revenues after Medical Provider retainage (see Note 2).....         15,663            13,648           13,754
Costs of services rendered ................................         12,398             9,986           10,998
                                                                  --------           -------          -------

Network sites' contribution ...............................          3,265             3,662            2,756
                                                                  --------           -------          -------

General and administrative expenses........................          4,339             3,680            3,447
Clinical service development expenses .....................            323               290              452
Amortization of intangible assets..........................            331                73              --
Interest income ...........................................           (415)             (626)            (519)
Interest expense ..........................................             36                20               40
                                                                  --------           -------          -------

Total other expenses ......................................          4,614             3,437            3,420
                                                                  --------           -------          -------
(Loss) income before income taxes .........................         (1,349)              225             (664)

Provision for income and capital taxes ....................            141              155               150
                                                                  --------           -------          -------

Net (loss) income .........................................         (1,490)               70             (814)

Less: Dividends accrued and/or paid on Preferred Stock.....            132               600            1,146
                                                                  --------           -------          -------
   consideration for induced conversion of
   Preferred Stock.........................................       $ (1,622)          $  (530)         $(1,960)
                                                                  ========           =======          =======

Net loss per share of Common Stock before
   consideration for induced conversion of
   Preferred Stock.........................................       $  (0.21)          $ (0.09)         $( 0.32)
                                                                  ========           =======          =======

Net loss per share of Common Stock (see Note 10)...........       $  (0.68)          $ (0.09)         $ (0.32)
                                                                  ========           =======          =======
Weighted average number of shares of Common Stock
   outstanding.............................................          7,602             6,087            6,081
                                                                  ========           =======          =======




        See accompanying notes to the consolidated financial statements.

                                       F-4


                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                (all amounts in thousands, except share amounts)



                                              Cumulative Convertible
                                                  Preferred Stock        Common Stock
                                                  ---------------        ------------                                   Total
                                                                                         Capital in    Accumulated   Shareholders'
                                                 Shares      Amount     Shares  Amount  Excess of par    Deficit        Equity
                                                 ------      ------     ------  ------  -------------    -------        ------


BALANCE AT DECEMBER 31, 1993  ...............  2,000,000    $ 2,000    2,666,867  $27   $   33,461    $  (18,956)   $   16,532
    Stock, net of  issuance costs ........... (1,136,122)    (1,136)   3,408,366   34          326          --            (776)
Dividends accrued and paid to preferred
    shareholders ............................       --          --          --     --       (1,146)         --          (1,146)
Exercise of Common Stock options ............       --          --        11,677   --           23          --              23
Net loss ....................................       --          --          --     --         --            (814)         (814)
                                               ---------    -------    ---------  ---   ----------    ----------    ----------

BALANCE AT DECEMBER 31, 1994 ................    863,878        864    6,086,910   61       32,664       (19,770)       13,819
Dividends accrued to preferred shareholders .       --          --          --     --         (600)         --            (600)
Purchase and retirement of Preferred Stock ..    (78,500)       (79)        --     --         (279)         --            (358)
Net income ..................................       --          --          --     --         --              70            70
                                                ---------    -------    ---------  ---   ----------    ----------    ----------

BALANCE AT DECEMBER 31, 1995 ................    785,378        785    6,086,910   61       31,785       (19,700)       12,931
Conversion of Preferred Stock to Common
    Stock, net of  issuance costs and the
    reversal of accrued Preferred Stock
    dividends ...............................   (608,234)      (608)   2,432,936   24        1,298          --             714
Issuance of Common Stock for acquisition ....       --          --       666,666    7        2,493          --           2,500
Dividends accrued to preferred shareholders .       --          --          --     --         (132)         --            (132)
Purchase and retirement of Preferred Stock ..    (11,500)       (11)        --     --          (72)         --             (83)
Exercise of Common Stock options ............       --          --        44,045   --           38          --              38
Net loss ....................................       --          --          --     --         --          (1,490)       (1,490)
                                               ---------    -------    ---------  ---   ----------    ----------    ----------
BALANCE AT DECEMBER 31, 1996 ................    165,644    $   166    9,230,557  $92   $   35,410    $  (21,190)   $   14,478
                                               =========    =======    =========  ===   ==========    ==========    ==========


        See accompanying notes to the consolidated financial statements.




                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (all amounts in thousands)

                                                                        For the years ended December 31,
                                                                   ------------------------------------------
                                                                     1996              1995             1994
                                                                   -------           -------          -------
Cash flows from operating activities:
  Net (loss) income .......................................        $(1,490)         $     70         $   (814)
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization .........................          1,116               775              770
    Writeoff of fixed assets...............................            --                 21              275
    Changes in assets and liabilities  net of effects from
     acquired  businesses-
    (Increase) decrease in assets:
     Accounts receivable ..................................         (1,318)              (94)            (142)
     Management fees receivable............................           (124)           (1,125)              --
     Research fees receivable..............................             10                --               --
      Other current assets ................................           (379)             (304)              22
      Other assets ........................................            (13)              (21)               1
    (Increase) decrease in controlled assets of Medical Providers:
      Accounts receivable..................................            990               806              316
      Other current assets.................................             14                25               15
    Increase (decrease) in liabilities:
      Accounts payable ....................................            839              (502)             175
      Accrued liabilities .................................            106                 3              (56)
      Due to Medical Providers.............................           (280)             (131)             124
      Patient deposits ....................................             79               (77)            (109)
                                                                   -------           -------          -------
Net cash (used in) provided by operating activities........           (450)             (554)             577
                                                                   -------           -------          -------
Cash flows (used in) provided by investing activities:
  Purchase of short term investments.......................           (500)           (1,500)             --
  Payment for exclusive management rights and
       acquired physician practices........................           (984)             (177)             --
  Purchase of net assets of acquired businesses ...........           (394)             (168)             --
  Purchase of fixed assets and leasehold improvements......         (1,498)           (1,152)            (913)
  Sale of fixed assets and leasehold improvements.........              86              651               --
                                                                   -------           -------          -------
Net cash used in investing activities .....................         (3,290)           (2,346)            (913)
                                                                   -------           -------          -------
Cash flows (used in) provided by financing activities:
  Principal repayments on debt ............................           (193)              (84)             (78)
  Principal repayments under capital lease obligations.....           (216)             (173)            (326)
  Repurchase of Convertible Preferred Stock................            (83)             (358)             --
  Used for recapitalization costs..........................            (33)              --              (776)
  Dividends paid on Convertible Preferred Stock............            --                --              (800)
  Proceeds from exercise of Common Stock options...........             38               --                23
                                                                   -------           -------          -------
Net cash used in financing activities......................           (487)             (615)          (1,957)
                                                                   -------           -------          -------
Net decrease in cash ......................................         (4,227)           (3,515)          (2,293)
Cash at beginning of period ...............................          8,179            11,694           13,987
                                                                   -------           -------          -------
Cash at end of period .....................................        $ 3,952           $ 8,179          $11,694
                                                                   =======           =======          =======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- THE COMPANY:

     IntegraMed America, Inc. (herein with its subsidiaries, the "Company") is a physician practice management company which provides comprehensive management support services to a network of medical providers of women's health care services (the "Network"). The Company is comprised of two divisions: the Reproductive Science Center Division (the "RSC Division"), providing infertility and assisted reproductive technology (ART) services, and the Adult Women's Medical Division (the "AWM Division"), providing peri- and post-menopause health services. During 1996, the RSC Division was comprised of nine sites (the "Network sites"), one of which was terminated in November 1996, which provide conventional infertility and/or ART services to infertile couples seeking to achieve pregnancy and have a baby. The AWM Division, established in the second quarter of 1996, is currently comprised of one Network site with three locations which provide comprehensive diagnostic and treatment alternatives to peri- and post-menopausal women and clinical research pursuant to contracts with pharmaceutical companies related to the treatment of health issues common to peri- and post-menopausal women. The Company is actively seeking to acquire and/or manage additional Network sites under both Divisions.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of consolidation--

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries, IVF America (NY), Inc., IVF America (MA), Inc., IVF America (PA), Inc., IVF America (NJ), Inc., IVF America
(MI), Inc. and the Adult Women's Medical Center, Inc. All significant intercompany transactions have been eliminated. In addition, the financial statements of three Network sites managed by the Company, of which one management agreement was terminated in November 1996, are included in these consolidated financial statements as the Company has unilateral and perpetual control of the revenues and expenses generated from these sites.

     These consolidated financial statements are prepared in accordance with generally accepted accounting principles which requires the use of management's estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue and cost recognition--

  RSC Division

     During  1996,  the  RSC  Division's   operations  were  comprised  of  nine
management agreements, one of which was terminated in November 1996.

     Under four of the agreements, one of which was terminated in January 1997, the Company receives as compensation for its management services a three-part management fee comprised of : (i) a fixed percentage of net revenues, (ii) reimbursed cost of services (costs incurred in managing a Network site and any costs paid on behalf of the site) and, (iii) a fixed or variable percentage of earnings after management fees and any guaranteed physician compensation, or an additional fixed or variable percentage of net revenues. All management fees are reported as revenues, net by the Company. Direct costs incurred by the Company in performing its management services and costs incurred on behalf of the Network site are recorded in cost of services rendered.

     Under three management agreements, one of which was terminated in November 1996, the Company consolidates its revenue and expenses with the Network sites due to its unilateral and perpetual control over these items. Under these agreements, the Company records all clinical revenues and, out of such revenues, the Company pays the Medical Provider's expenses relating to the operation of the Network site including physicians' and other medical fees, direct materials, rent, etc. (the "Medical Provider retainage"). Remaining revenue, if any, is used to reimburse the Company for other direct administrative expenses which are recorded as cost of services and/or to pay the Company a management fee. Under the arrangements between the Company and the Medical Provider, the Company is liable for payment of all liabilities relating to the Network site's operations.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Two of the Company's Network sites are affiliated with Medical Centers. Under one of these management agreements, the Company primarily provides endocrine testing and administrative and finance services for a fixed percentage of revenues and reimbursed costs of services. Under the second of these management agreements, the Company's revenues are derived from certain ART laboratory services performed, and directly billed to the patients by the Company; out of these revenues, the Company pays its direct costs and the remaining balance represents the Company's Network site contribution. All direct costs incurred by the Company are recorded as cost of services.

  AWM Division

      The AWM Division's operations are currently comprised of one Network site with three locations which are directly owned by the Company and a 51% interest in the National Menopause Foundation ("NMF"), a company which develops multifaceted educational programs regarding women's healthcare and publishes a quarterly women's health digest. The Network site is also involved in clinical trials with major pharmaceutical companies.

      The Company bills and records all clinical revenues of the Network site and records all direct costs incurred as cost of services. The Company retains as Network site contribution an amount determined using the three-part management fee calculation described above with regard to the RSC Division, and the balance is paid as compensation to the Medical Providers and is recorded by the Company in cost of services rendered. The Medical Providers receive a fixed monthly draw which may be adjusted quarterly by the Company based on the respective Network site's actual operating results.

      Revenues in the AWM Division also include amounts earned under research study contracts between the Network site and various pharmaceutical companies. The Network site contracts with major pharmaceutical companies (sponsors) to perform women's medical care research mainly to determine the safety and efficacy of a medication. Based on the data collected from studies conducted by the Network site and other non-related centers for major pharmaceutical companies, the Food and Drug Administration (FDA) determines whether a medication can be manufactured and made available to the public. Research revenues are recognized pursuant to each respective research contract in the period which the medical services (as stipulated by the research study protocol) are performed and collection of such fees is considered probable. Net realization is dependent upon final approval by the sponsor that procedures were performed according to study protocol. Payments collected from sponsors in advance for services are included in accrued liabilities, and costs incurred in performing the research studies are included in cost of services rendered.

      The Company's 51% interest in NMF is included in the Company's consolidated financial statements. The Company records 100% of the revenues and costs of NMF and will report the minority interest in any profits of NMF as a separate expense line item on the income statement. Any unpaid minority equity will be presented as a liability on the Company's consolidated balance sheet. Minority interest at December 31, 1996 was $0.

  Cash and cash equivalents--

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  Short term investments --

     Short term investments consist of investments in corporate commercial paper with an original maturity of less than one year but greater than three months and are available for sale. Investments are recorded at cost, which approximates market.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Patient accounts receivable--

     Patient accounts receivable represent receivables from patients for medical services provided by the Medical Providers. Such amounts are recorded net of contractual allowances and estimated bad debts. As of December 31, 1996, approximately $836,000 of accounts receivable were a function of Network site revenue (i.e., the Company purchased the accounts receivable from the Medical Provider) and the $2,393,000 balance was a function of net revenues of the Company (see Note 2 -- "Revenue and cost recognition" above).

  Management fees receivable --

     Management fees receivable represent fees owed to the Company pursuant to its management agreements with certain Network sites (see Note 2 -- "Revenue and cost recognition" above).

  Research fees receivable --

     Research fees receivable represent receivables from pharmaceutical companies for medical services provided by the Medical Providers at the Network site under the AWM Division to patients pursuant to protocols stipulated under research study contracts between the pharmaceutical companies and AWMC.

  Controlled assets of Medical Providers--

     Controlled cash represents segregated cash held in the name of certain Medical Providers; controlled accounts receivable represent patient receivables due to certain Medical Providers, and controlled other current assets represent assets owned by and held in the name of certain Medical Providers, all of which are reflected on the Company's consolidated balance sheet due to the Company's unilateral control of such assets.

     At December 31, 1996 and 1995, of the $650,000 and $1,759,000 controlled assets of Medical Providers, $117,000 and $279,000, respectively, was restricted for payment of the amounts due to Medical Providers and the balance of $533,000 and $1,480,000, respectively, was payable to the Company.

  Fixed assets--

     Fixed  assets  are  valued  at  cost  less  accumulated   depreciation  and
amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the asset life or the remaining term of the lease. Assets under capital leases are amortized over the term of the lease agreements. The Company periodically reviews the fair value of long-lived assets, the results of which have had no material effect on the Company's financial position or results of operations.

     When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts. The difference between the net book value of the assets and proceeds from disposition is recognized as gain or loss. Routine maintenance and repairs are charged to expenses as incurred, while costs of betterments and renewals are capitalized.

  Intangible assets --

     Intangible assets at December 31, 1996 and 1995 consisted of the following (000's omitted):

                                                1996              1995
                                               ------            ------
    Exclusive management rights.........       $2,178            $1,621
    Goodwill............................        3,935                50
    Trademarks..........................          394               372
                                               ------            ------
      Total.............................        6,507             2,043
    Less - accumulated amortization.....         (613)             (282)
                                               ------            ------
      Total.............................       $5,894            $1,761
                                               ======            ======

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Amortization and recoverability

     The Company periodically reviews its intangible assets to assess recoverability and impairments would be recognized in the consolidated statement of operations if a permanent impairment were determined to have occurred. Recoverability of intangibles is determined based on undiscounted expected earnings from the related business unit or activity over the remaining amortization period. Exclusive management rights are amortized over the term of the respective management agreement, usually ten or twenty years. Goodwill and other intangibles are amortized over periods ranging from three to forty years. Trademarks are amortized over seven years. Accumulated amortization of exclusive management rights, goodwill and trademarks were $270,000, $91,000 and $252,000 at December 31, 1996, respectively, and $73,000, $0 and $209,000 at December 31, 1995, respectively.

  Due to Medical Providers--

     Due to Medical Providers represents liabilities the Company was obligated to pay on behalf of, or directly to, the Medical Providers from the controlled assets of Medical Providers, which may be offset by advances made by the Company to certain Medical Providers for professional and affiliate fees.

  Stock based employee compensation--

     The Company adopted Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), on January 1, 1996. Under FAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock based awards, using a fair value method. The Company has adopted the disclosure only provisions, as permitted by FAS 123.

  Concentrations of credit--

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's trade receivables are primarily from third party payors, principally insurance companies and health maintenance organizations.

  Income taxes--

     The Company accounts for income taxes utilizing the asset and liability approach.

  Earnings per share--

     Net loss per share is determined by dividing net income or loss, decreased or increased by accrued dividends and dividend payments on the Series A Cumulative Convertible Preferred Stock ("Preferred Stock"), by the weighted average number of shares of Common Stock outstanding during the period (see Note
10).

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 -- FIXED ASSETS, NET:

   Fixed assets, net at December 31, 1996 and 1995 consisted of the following (000's omitted):

                                                           1996       1995
                                                          ------     ------

    Furniture, office and other equipment ..............  $2,145     $1,617
    Medical equipment ..................................   1,954      1,319
    Leasehold improvements .............................   1,246        728
    Assets under capital leases ........................   1,426      1,453
                                                          ------     ------

         Total                                             6,771      5,117
    Less--Accumulated depreciation and amortization ....  (3,585)    (2,851)
                                                          ------     ------

                                                          $3,186     $2,266
                                                          ======     ======

     Assets  under  capital  leases  primarily  consist  of  medical  equipment.
Accumulated amortization relating to capital leases at December 31, 1996 and 1995 was $1,065 and $908, respectively.

NOTE 4  -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 1996 and 1995 consisted of the following (000's omitted):

                                                        1996             1995
                                                       ------           ------

     Deferred compensation........................    $   357          $   314
     Accrued payroll..............................        226              --
     Deferred research revenue....................        118              --
     Accrued state taxes..........................        166               93
     Deferred rent................................        166              286
     Westchester Network site closing reserve.....         90              --
     Other........................................        529              614
                                                       ------           ------
     Total accrued liabilities....................     $1,652           $1,307
                                                       ======           ======

NOTE 5 -- DUE TO MEDICAL PROVIDERS:

     Due to Medical Providers at December 31, 1996 and 1995 consisted of the following (000's omitted):

                                                                1996      1995
                                                                ----      ----

     Accrued hospital contract fees.........................    $354      $446
     Accrued professional fees and affiliates, net..........     (46)      130
     Accrued other..........................................      18        30
                                                                ----      ----

     Total due to Medical Providers ........................    $326      $606
                                                                ====      ====

NOTE 6 - ACQUISITIONS AND MANAGEMENT AGREEMENTS

     The transactions detailed below were accounted for by the purchase method and the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. The consolidated financial statements include the results of these transactions, with the exception of the Bay Area Fertility transaction which was completed in January 1997 (see Note 18), from their respective dates of acquisition.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On June 7, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which INMD Acquisition Corp. ("IAC"), a Florida corporation and wholly-owned subsidiary of the Company, acquired all of the outstanding stock of the following three related Florida corporations: The Climacteric Clinic, Inc. ("CCI"), Midlife Centers of America, Inc. ("MCA"), and Women's Research Centers, Inc. ("WRC"), America (collectively "the Merger Companies"), and 51% of the outstanding stock of NMF, a related Florida corporation. Pursuant to the Agreement, the Merger Companies were merged with and into IAC, the surviving corporation in the Merger, which will continue its corporate existence under the laws of the State of Florida under the name Adult Women's Medical Center, Inc. ("AWMC"). In exchange for the shares of the Merger Companies, the Company paid cash in an aggregate amount of $350,000 and issued 666,666 shares of Common Stock which had a market value of $2.5 million. In exchange for the 51% of the outstanding stock of NMF, the Company paid cash in an aggregate amount of $50,000 and issued a note in an amount of $600,000, which is payable in sixteen quarterly installments of $37,500 beginning September 1, 1996 with simple interest at a rate of 4.16%. The Merger Companies and NMF represent one of the locations under the Women's Medical & Diagnostic Center ("WMDC").

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

     On May 15, 1996, the Company acquired certain assets of and the right to manage W.F. Howard, M.D., P.A. near Dallas, Texas (the "Reproductive Science Center ("RSC") of Dallas"), a provider of conventional infertility and assisted reproductive technology services. The aggregate purchase price was approximately $701,500 of which approximately $244,000 was paid at closing and the Company issued a promissory note for the $457,500 balance which is payable as follows:
$100,000 on the last business day of May 1997 and 1998, and $36,786 on the last business day of May in each of the seven years thereafter, thru May 2005. The aggregate purchase price was allocated to fixed assets in the amount of $144,000 and the balance of $557,500 to exclusive management rights, which will be amortized over the ten year term of the agreement.

     Refer to Note 18 - Subsequent Events - regarding the Bay Area Fertility transaction which was closed in January 1997.

     The following unaudited pro forma results of operations have been prepared by management based on the unaudited financial information of the Merger
Companies, NMF, the RSC of Dallas and Bay Area Fertility adjusted where necessary, with respect to pre-acquisition periods, to the basis of accounting used in the historical financial statements of the Company. Such adjustments include modifying the unaudited results to reflect operations as if the related management agreements had been consummated on January 1, 1996 and 1995, respectively. Additional general corporate expenses which would have been required to support the operations of the new Network sites are not included in the pro forma results. The unaudited pro forma results may not be indicative of the results that would have occurred if the acquisition and management agreement had been in effect on the dates indicated or which may be obtained in the future.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                For the year
                                                              ended December 31,
                                                               (000's omitted)
                                                              1996        1995
                                                            -------      -------
                                                                (unaudited

 Revenues, net..........................................   $21,006      $21,388
 (Loss) income before income taxes (1)..................   $(1,593)     $   139
 Net (loss)  applicable  to Common  Stock(includes
 $132,000  and $600,000 dividends accrued on
 Preferred Stock for the year-ended December 31, 1996
 and 1995, respectively) before consideration
 for induced conversion of Preferred Stock...............  $(1,878)     $  (623)
 Net (loss) per share of Common Stock before
 consideration for induced conversion of
 Preferred Stock........................................   $ (0.23)     $ (0.09)

 (1) Income (loss) before income taxes include $520,000 and $385,000 of goodwill and exclusive management rights amortization in 1996 and 1995, respectively.

NOTE 7 -- EXCLUSIVE MANAGEMENT RIGHTS OBLIGATION:

     Exclusive management rights obligation represents the liability owed by the Company to Medical Providers for the cost of acquiring the exclusive right to manage the non-medical aspects of the Medical Providers' infertility practices. Typically, the Company will pay cash for a portion of such cost at the inception of the management agreement and pay the balance in equal installments over the life of the agreement, usually ten years.

     At December 31, 1996, aggregate exclusive management rights obligation payments in future years were as follows (000's omitted):

                           1997...................   $    222
                           1998...................        222
                           1999...................        159
                           2000...................        159
                           2001...................        159
                           Thereafter.............        514
                                                       ------

                           Total payments.........     $1,435
                                                       ======

NOTE 8 -- DEBT:

     Debt at December 31, 1996 and 1995 consisted of the following (000's omitted):
                                                             1996        1995
                                                            ------       -----

 Acquisition note payable................................   $  525       $ --
 Notes payable to Medical Providers employed by the
  Company................................................      220         --
 Obligations under capital lease ........................      269         485
 Construction loan ......................................       51         129
 Other...................................................       53         --
                                                            ------       -----
 Total debt..............................................    1,118         614
 Less--Current portion....................................    (426)       (274)
                                                            ------       -----
 Long-term debt .........................................   $  692       $ 340
                                                            ======       =====

     In June 1996, the Company purchased a 51% interest in NMF for a total purchase price of $650,000, of which $50,000 was paid at closing and the balance is to be paid in sixteen quarterly installments of $37,500 beginning September 1, 1996. Interest is payable quarterly at the rate of 4.16% (see Notes 6 and 15).

     On December 30, 1996, the Company acquired North Central Florida Ob-Gyn Associates which it then merged into WMDC. The total purchase price of the acquisition was $320,000 of which $220,000 is to be paid in four equal installments of $55,000 for each of the next four years commencing December 30, 1997.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In May 1992, the Company obtained a $350,000 construction loan for the development of its New Jersey Network site of which $51,000 and $129,000 were outstanding at December 31, 1996 and 1995, respectively. The debt is payable in fifty- four monthly installments of $6,481 commencing on April 1, 1993 through September 1, 1997. Interest is payable at the bank's prime rate which was 8.25% and 8.5% at December 31, 1996 and 1995, respectively.

     Capital  lease  obligations  relate  primarily  to  furniture  and  medical
equipment  for  the  Network  sites.   The  current  portion  of  capital  lease
obligations   was   $139,000  and  $202,000  at  December  31,  1996  and  1995,
respectively.

     The Company has operating leases for its corporate headquarters and for medical office space relating to its managed Network sites. In 1996, the Company also entered into operating leases for certain medical equipment. Aggregate rentalexpense under operating leases was $540,000, $522,000 and $829,000 in 1996, 1995 and 1994, respectively. Refer to Note 14 -- "Commitments and Contingencies - Commitments to Medical Providers."

     At December 31, 1996, the minimum lease payments for assets under capital and noncancelable operating leases in future years were as follows (000's omitted):
                                                      Capital        Operating
                                                      -------        ---------

         1997.........................................  $149          $   730
         1998.........................................   124              739
         1999.........................................     6              702
         2000.........................................     4              357
         2001.........................................    --              265
         Thereafter ..................................    --              831
                                                        ----           ------
         Total minimum lease payments ................   283           $3,624
                                                                       ======
         Less--Amount representing interest ..........   (14)
                                                        ----
         Present value of minimum lease payments......  $269
                                                        ====
NOTE 9 -- INCOME TAXES:

     The deferred tax provision was determined under the asset and liability approach. Deferred tax assets and liabilities were recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The provision for income taxes was the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities. The provision for 1996, 1995 and 1994 of $140,000, $155,000 and $150,000, respectively, was comprised of current state taxes payable.

     The Company's deferred tax assets primarily represented the tax benefit of operating loss carryforwards. However, such deferred tax asset was fully reduced by a valuation allowance due to the uncertainty of its realization. This valuation allowance increased to $7,115,000 at December 31, 1996 from $6,584,000 at December 31, 1995 due to changes in operating losses and tax deductible temporary differences.

     At December 31, 1996, the Company had operating loss carryforwards of approximately $17.9 million which expire in 2002 through 2011. Approximately $14.5 million of such loss carryforwards occurred prior to the 1993 ownership change which resulted from the Company's May 1993 Preferred Stock offering. For tax purposes, there is an annual limitation of approximately $2.8 million on the utilization of net operating losses resulting from this change in ownership in May 1993.

     Significant components of the noncurrent deferred tax assets (liabilities) at December 31, 1996 and 1995 were as follows (000's omitted):

                                                   1996            1995
                                                  ------          -------


     Net operating loss carryforwards ......      $6,777          $ 6,138
     Other .................................         438              504
     Valuation allowance ...................      (7,115)          (6,584)
                                                  ------          -------
     Deferred tax assets....................         100               58
     Deferred tax liabilities...............        (100)             (58)
                                                  ------          -------
     Net deferred taxes ....................      $   --          $    --
                                                  ======          =======

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The financial statement income tax provision differed from income taxes determined by applying the statutory Federal income tax rate to the financial statement income or loss before income taxes for the year ended December 31, 1996, 1995 and 1994 as a result of the following:

                                                                          1996              1995             1994
                                                                        ---------         --------         ---------

     Tax expense (benefit) at Federal statutory rate ............       $(472,000)       $  79,000         $(277,000)
     State income taxes..........................................         141,000          155,000           150,000
     Net operating profit or loss (providing) not providing
       current year tax benefit..................................         472,000          (79,000)          277,000
                                                                        ---------         --------         ---------

     Provision for income taxes .................................       $ 141,000         $155,000         $ 150,000
                                                                        =========         ========         =========

NOTE 10-- SHAREHOLDERS' EQUITY:

     At its meeting held on July 26, 1994, the Company's Board of Directors approved an offer to the holders ("Preferred Stockholders") of the 2,000,000 outstanding shares of the Company's Preferred Stock to convert each share of Preferred Stock into 3.0 shares of the Company's Common Stock, $.01 par value per share, and $.20 in cash (the "Offer"). Upon expiration of the Offer on November 10, 1994 and pursuant to its terms, 1,136,122 shares of Preferred Stock were accepted for conversion into 3,408,366 shares of Common Stock and $227,224 in cash. In connection with the Offer, five-year warrants to purchase 70,826 shares of Common Stock at $1.25 per share were issued to Raymond James & Associates, Inc.

     On June 6, 1996, the Company made a new conversion offer (the "Second Offer") to the holders of the 773,878 outstanding shares of the Company's Preferred Stock. Under the Second Offer, Preferred Stockholders received four shares of the Company's Common Stock upon conversion of a share of Preferred Stock and respective accrued dividends, subject to the terms and conditions set forth in the Second Offer. The Second Offer was conditioned upon a minimum of 400,000 shares of Preferred Stock being tendered; provided that the Company reserved the right to accept fewer shares. Upon expiration of the Second Offer on July 17, 1996, the Company accepted for conversion 608,234 shares, or 78.6% of the Preferred Stock outstanding, constituting all the shares validly tendered. Following the transaction, there were 9,198,375 shares of IntegraMed
America's Common Stock outstanding and 165,644 shares of Preferred Stock outstanding.

     Under the Second Offer, Preferred Stockholders received four shares of Common Stock for each share of Preferred Stock and respective accrued dividends converted. This Second Offer represented an increase from the original terms of the Preferred Stock which provided for 1.45 shares of Common Stock for each share of Preferred Stock (after adjustment for the failure of the Company to pay four dividends and after adjustment for the issuance of Common Stock pursuant to its acquisition of WMDC and NMF). Since the Company issued an additional 1,550,997 shares of Common Stock in the conversion offer compared to the shares that would have been issued under the original terms of the Preferred Stock, the Company was required, pursuant to a recently enacted accounting pronouncement, to deduct the fair value of these additional shares of approximately $4,265,000 from earnings available to Common Stockholders. This non-cash charge, partially offset by the reversal of $973,000 accrued dividends attributable to the conversion, resulted in the increase in net loss per share by approximately $(.47) for the year ended December 31, 1996. While this charge is intended to show the cost of the inducement to the owners of the Company's Common Stock immediately before the conversion offer, management does not believe that it accurately reflects the impact of the conversion offer on the Company's Common Stockholders. As a result of the conversion, the Company reversed $973,000 in accrued dividends from its balance sheet and the conversion will save the Company from accruing annual dividends of $486,000 and the need to include these dividends in earnings per share calculations. The conversion has also eliminated a $6.1 million liquidation preference related to the shares of Preferred Stock converted.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Dividends on the Preferred Stock are payable at the rate of $.80 per share per annum, quarterly on the fifteenth day of August, November, February and May of each year commencing August 15, 1993. In May 1995, as a result of the Company's Board of Directors suspending four quarterly dividend payments, holders of the Preferred Stock became entitled to one vote per share of Preferred Stock on all matters submitted to a vote of stockholders, including election of directors; once in effect, such voting rights are not terminated by the payment of all accrued dividends. The Company does not anticipate the payment of any cash dividends on the Preferred Stock in the foreseeable future; ten quarterly dividend payments have been suspended as of December 31, 1996 resulting in $331,000 of dividend payments being in arrears as of this date.

      As a result of the issuance of the Common Stock pursuant to the Company's acquisition of the WMDC in June 1996 and the anti-dilution rights of the Preferred Stock, the conversion rate of the Preferred Stock is subject to increase and each share of Preferred Stock was convertible into Common Stock at a conversion rate equal to 1.45 shares of Common Stock for each share of Preferred Stock as of December 31, 1996.

      On November 30, 1994, the Company announced it may purchase up to 300,000 shares of its outstanding Preferred Stock at such times and prices as it deems advantageous. The Company has no commitment or obligation to purchase any particular number of shares, and it may suspend the program at any time.

     In conjunction with the Second Offer, the Company entered into an agreement with two representatives of the underwriters of such offering (the "Representatives") to issue warrants to one or both of the Representatives. Pursuant to this agreement (the "Warrant Agreement"), the Company issued to the Representatives warrants to purchase through May 21, 1998 (a) up to an aggregate 200,000 shares of Preferred Stock at an initial price of $16.00 per share, (b) up to 220,000 shares, subject to certain adjustments, of Common Stock at an initial exercise price of $14.54 per share of Common Stock or (c) any combination of such securities at the respective exercise prices which results in an aggregate exercise price of $3,200,000, all subject to the terms and conditions of the Warrant Agreement. No warrants have been exercised through December 31, 1996.

NOTE 11 -- STOCK OPTIONS:

     Under the 1988 Stock Option Plan (as amended), (the "1988 Plan") and the 1992 Stock Option Plan, (the "1992 Plan"), 144,567 and 1,300,000 shares, respectively, are reserved for issuance of incentive and non-incentive stock options. Under both the 1988 and 1992 Plans, incentive stock options, as defined in Section 422 of the Internal Revenue Code, may be granted only to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors (or a committee (the "Committee) appointed by the Board) determines will contribute to the Company's success at exercise prices equal to at least 100%, or 110% for a ten percent shareholder, of the fair market value of the Common Stock on the date of grant with respect to incentive stock options and at exercise prices determined by the Board of Directors or the Committee with respect to non-incentive stock options. The 1988 Plan provides for the payment of a cash bonus to eligible employees in an amount equal to that required to exercise incentive stock options granted. Stock options issued under the 1988 Plan are exercisable, subject to such conditions and restrictions as determined by the Board of Directors or the Committee, during a ten-year period, or a five-year period for incentive stock options granted to a ten percent shareholder, following the date of grant; however, the maturity of any incentive stock option may be accelerated at the discretion of the Board of Directors or the Committee. Under the 1992 Plan, the Board of Directors or the Committee determines the exercise dates of options granted; however, in no event may incentive stock options be exercised prior to one year from date of grant. Under both the 1988 and 1992 Plans, the Board of Directors or the Committee selects the optionees, determines the number of shares of Common Stock subject to each option and otherwise administers the Plans. Under the 1988 Plan, options expire one month from the date of the holder's termination of employment with the Company or six months in the event of disability or death. Under the 1992 Plan, options expire three months from the date of the holder's termination of employment with the Company or twelve months in the event of disability or death.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On April 19, 1994, the Compensation Committee of the Board of Directors of the Company approved a stock option exchange program under which incentive stock options to purchase an aggregate of 107,992 shares of Common Stock at an exercise price of $2.50 per share were granted to employees holding options to purchase an identical number of shares at exercise prices ranging from $8.00 to $11.75, contingent upon the surrender of the old stock options. The new stock options expire on April 18, 2004 and are exercisable, with respect to 25% of the underlying shares, one year from the date of grant; thereafter the options become exercisable every three months at the rate of 6.25% of the total number of shares subject to each such option. Stock options to purchase an aggregate of 105,559 shares of Common Stock were surrendered.

     On April 19, 1994, the Board of Directors approved the 1994 Outside Director Stock Purchase Plan, reserving for issuance thereunder 125,000 shares of Common Stock, pursuant to which directors who are not full-time employees of the Company may elect to receive all or a part of their annual retainer fees, the fees payable for attending meetings of the Board of Directors and the fees payable for serving on Committees of the Board, in the form of shares of Common Stock rather than cash, provided that any such election be made at least six months prior to the date that the fees are to be paid. At December 31, 1996 and 1995, there were no options outstanding under the Outside Directors Purchase Plan.

     Stock option activity, under the 1988 and 1992 Plans combined, is summarized as follows:

                                                                  Number of
                                                                  shares of
                                                                 Common Stock
                                                                  underlying             Weighted Average
                                                                   options                exercise price
                                                                   -------                --------------

     Options outstanding at December 31, 1993..............         181,377                    $6.37
     Granted
             Option Price = Fair Market Value..............         437,627                    $1.38
             Option Price greater than Fair Market Value...         206,992                    $2.25
             Option Price less than Fair Market Value......          95,000                    $0.63
     Exercised.............................................         (11,677)                   $1.44
     Canceled..............................................        (176,692)                   $6.77
                                                                  ---------

     Options outstanding at December 31, 1994..............         732,627                    $1.44
     Granted
             Option Price = Fair Market Value..............         130,250                    $2.62
             Canceled......................................         (19,675)                   $2.06
                                                                  ---------

     Options outstanding at December 31, 1995..............         843,202                    $1.63
     Granted
             Option Price = Fair Market Value..............         119,500                    $3.42
             Option Price > Fair Market Value..............         225,000                    $2.37
     Exercised.............................................         (44,045)                   $1.31
     Canceled..............................................         (76,841)                   $2.37

     Options outstanding at December 31, 1996..............       1,066,816                    $1.92
                                                                  =========

     Options exercisable at:
             December 31, 1994.............................          57,060                    $1.17
             December 31, 1995.............................         270,035                    $1.47
             December 31, 1996.............................         406,710                    $1.54

     Included in options that were canceled during 1996, 1995 and 1994 were forfeitures (representing canceled unvested options only) of 56,710, 16,034 and 133,723 with weighted average exercise prices of $2.30, $2.10 and $6.20, respectively.

     The average remaining life of the 1,066,816 options outstanding at December 31, 1996, under the 1988 and 1992 Plan combined, was 8.2 years at exercise prices ranging from $0.63 to $3.75.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Pro forma information:

     FAS 123 requires pro forma disclosures of net income and earnings per share amounts as if compensation expense, using the fair value method, was recognized for options granted after 1994. Using this approach, pro forma net loss and earnings per share in 1996 would be $313,000 and $0.04 higher, respectively, versus reported amounts. Pro forma net income would be $38,000 lower and loss per share would be $0.01 higher in 1995. The weighted average fair value of options granted during 1996 was $2.91 for options granted at prices equal to market value and $1.99 for options granted at prices higher than fair value ($2.28 for options granted during 1995). These values, which were used as a basis for the pro forma disclosures, were estimated using the Black- Scholes Options-Pricing Model with the following assumptions used for grants in 1996 and 1995, respectively; dividend yield of 0% in both years; volatility of 108.72% and 115.18% in 1996 and 1995; risk-free interest rate of 6.7% and 6.3% in 1996 and 1995; and an expected term of 6 years for both years.

     These pro forma disclosures may not be representative of the effects for future years since options vest over several years and options granted prior to 1995 are not considered in these disclosures. Also, additional awards generally are made each year.

     The Company recognizes compensation cost for stock-based employee compensation plans over the vesting period based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. Deferred employee compensation cost at December 31, 1996 and 1995 was $357,000 and $314,000, respectively. Total compensation cost recognized in income for the year ended December 31, 1996 and 1995 was $43,000 and $81,000, respectively.

NOTE 12 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for 1996 and 1995 (in thousands, except per share data) appears below:


                                              Network sites'                                  Net loss per
                         Revenues, net         contribution          Net (loss) income           share (1)
                      ------------------     ------------------     -------------------     ------------------
                        1996       1995       1996        1995       1996         1995       1996        1995
                      -------    -------     ------      ------     -------       -----     ------       -----
First quarter .....  $ 4,175    $ 4,132    $   818    $    618    $    (74)     $ (122)    $(0.04)     $ (.05)
Second quarter ....    4,822      4,288      1,116       1,079          85         128      (0.01)       (.01)
Third quarter .....    5,016      4,088        577         999        (693)         12      (0.08)       (.02)
Fourth quarter.....    4,330      4,203        754         966        (808)         52      (0.09)       (.02)
                     -------    -------     ------      ------     -------       -----     ------       -----

Total year.........  $18,343    $16,711     $3,265      $3,662     $(1,490)      $  70     $(0.21)      $(.09)
                     =======    =======     ======      ======     =======       =====     ======       =====

(1)  Refer to Note 10 -  Shareholders'  Equity -  regarding  the  impact  of the
     Company's Second Offer on net loss per share in 1996.

NOTE 13  -- MAJOR CUSTOMERS:

     During 1996, the Company derived substantially all of its revenue from nine service agreements and from the Women's Medical and Diagnostic Center which it acquired in June 1996. For the year ended December 31, 1996, one of these service agreements provided 38.5% of revenues and two other agreements, including the Westchester Network site agreement which was terminated in November 1996, each comprised over 10% of the Company's revenue.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 -- COMMITMENTS AND CONTINGENCIES:

   Clinical Services Development

     The Company has commitments to fund clinical services development pursuant to various collaboration agreements. Effective July 1, 1995, the Company entered into a new three-year agreement with Monash University which provides for Monash to conduct research in ART and human fertility to be funded by a minimum annual payment in Australian dollars of 220,000, the results to be jointly owned by the Company and Monash. If certain milestones are met as specified in the Agreement, the Company's annual payment may be a maximum of 300,000 Australian dollars in year two and 380,000 Australian dollars in year three. Minimum payments of 55,000 Australian dollars and payments for the attainment of certain research milestones will be made quarterly throughout the term of the Agreement, July 1, 1995 through June 30, 1998. The Company expensed approximately $189,000 and $88,000 under this agreement in 1996 and 1995, respectively.

     Under its contract for a joint development program for genetic testing with Integrated Genetics ("IG"), the Company funded approximately $56,000 and $134,000 in the year-ended December 31, 1996 and 1995, respectively. The Company and IG mutually agreed to terminate this contract in December 1996; the Company retained the right to use the technology developed under the contract through this date.

   Operating Leases

     Refer to Note 8 for a summary of lease commitments.

   Line of Credit

     In November 1996, the Company obtained a $1,500,000 revolving credit facility (the "Credit Facility") issued by First Union National Bank (the "Bank"). The interest rate on the Credit Facility is the Bank's prime rate plus
 .75%. The Credit Facility terminates on April 1, 1998 and is secured by the Company's assets. As of December 31, 1996, there were no amounts outstanding under this credit facility.

   Reliance on Third Party Vendors

   The Network sites under the RSC Division are dependent on three third-party vendors that produce patient fertility medications (lupron, metrodin and fertinex)which are vital to the provision of ART services. Should any of these vendors experience a supply shortage of medication, it may have an adverse impact on the operations of the Network sites. To date, the Network sites under the RSC Division have not experienced any such adverse impacts.

   Employment Agreements

     The Company has entered into employment and change in control severance agreements with certain of its management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation. The Company's minimum aggregate commitment under these agreements at December 31, 1996 was approximately $1.7 million.

   Commitments to Medical Providers

     Pursuant to most new management contracts entered into by the Company in 1995, the Company is obligated to perform the following: (i) advance funds to the Network site to guarantee a minimum physician salary and/or to provide new services, utilize new technologies, fund projects, etc. ; and (ii) on or before the fifteenth business day of each month purchase the net accounts receivable of the Network site arising during the previous month and to transfer or pay to the Network site such amount of funds equal to the net accounts receivable less any amounts owed to the Company for management fees and/or advances. Any advances are to be repaid monthly and interest expense, computed at the prime rate used by the Company's primary bank in effect at the time of the advance, will be charged by the Company for funds advanced. The Company may guarantee the Medical Provider a certain amount of compensation (i.e. medical practice distributions) during the first twelve months of the agreement.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



     Under certain management agreements which expire through 2001, the Company pays the affiliated Medical Provider a fee for the use of space and other facility services. Such fee is a fixed amount and/or a fee based upon the number of "procedures" or "cycles", as defined in the respective agreement, performed at the Network site. The aggregate amount paid pursuant to such agreements was $856,000, $1,136,000 and $1,443,000 in 1996, 1995 and 1994, respectively.

   Commitments to the National Menopause Foundation

      In connection with its acquisition of 51% of the outstanding stock of NMF in June 1996, the Company committed to provide funding to and for the development of NMF on an as-needed basis during the four year period commencing June 6, 1996 in amounts not to exceed $500,000 in the aggregate; as of January 1, 1997 the Company had not provided any funding and pursuant to an agreement between the Company and the minority owner of NMF, the Company is no longer obligated to provide such funding.

   Litigation

     On or about December 14, 1994, a holder of the Company's Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") commenced a class action, Bernstein v. IVF America, et. al, in the Chancery Court of New Castle County, Delaware, against the Company and its Directors asserting that the Company's offer to convert each share of Convertible Preferred Stock into three shares of the Company's Common Stock plus $.20 in cash (the "Conversion Offer") had triggered the anti-dilution provisions of the Certificate of Designations (which sets out the rights and privileges of the Convertible Preferred Stock) and that this necessitated an adjustment of the conversion rate of the Convertible Preferred Stock remaining outstanding. On September 5, 1996, the plaintiff in Bernstein v. IVF America, et.al. withdrew his appeal of the Delaware Court of Chancery's earlier decision denying the plaintiff's claim that Preferred Stockholders were entitled to expanded anti-dilution rights as a result of the Company's November 1994 Conversion Offer with respect to the Preferred Stock. As a result of the plaintiff's appeal being withdrawn, the case has been dismissed.

     In November 1994, the Company was served with a complaint in a matter captioned Karlin v. IVF America, et. al., pending in the Supreme court of the State of New York, County of Westchester. The suit also named, as co-defendants, Vicki L. Baldwin, a Director of the Company, United Hospital and Dr. John Stangel. The action purported to be a class-action, initiated by plaintiffs on behalf of themselves and a class of persons similarly situated. Class action certification was vigorously and substantively disputed in a motion currently pending before the Court. The Complaint alleged that the defendants, individually and collectively, had, in the communication of clinical outcome statistics, inaccurately stated success rates or failed to communicate medical risks attendant to ART procedures. These allegations gave rise to the central issue of the case, that of informed consent. The plaintiffs' application for class certification in Karlin v. IVF America, Inc. et al, filed in Supreme Court, Westchester County, New York, has been denied by the Court. The Court ruled that the potential class of patients treated at the IVF America Program at United Hospital did not meet the criteria for class action status as required by New York law. In particular, the Court reached this conclusion because, "individualized and varied issues arising out of the particular physician-patient relationship, more aligned with the issue of lack of informed consent, tend to predominate." While plaintiffs have appealed, the Company is pleased by this decision, sustaining the individualized nature of treatment at IntegraMed America (formerly IVF America) Network sites, and intends to defend vigorously the Court's ruling.

     There are several other legal proceedings to which the Company is a party. In the Company's view, the claims asserted and the outcome of these proceedings will not have a material adverse effect on the financial position or the results of operations of the Company.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Insurance

     The Company and its affiliated Medical Providers are insured with respect to medical malpractice risks on a claims made basis. Management is not aware of any claims against it or its affiliated Medical Providers which might have a material impact on the Company's financial position or results of operations.

NOTE 15 -- RELATED PARTY TRANSACTIONS:

     In connection with the Company's acquisition of WMDC (see Note 6) in June 1996, Morris Notelovitz, M.D., Ph.D. (the "Physician") became a member of the Company's Board of Directors, and under two long term employment agreements (the "Employment Agreements"), one being with the Company and the other with AWMC, the Physician agreed to serve as Vice President for Medical Affairs and Medical Director of the AWM Division and agreed to provide medical services under the AWM Division, as defined, respectively. Effective January 1, 1997, Dr. Notelovitz resigned from his position as a director of the Company and terminated the Employment Agreements (medical services under the Employment Agreement with AWMC will be terminated effective March 31, 1997). At December 31, 1996, Dr. Notelovitz was a greater than 5% shareholder of the Company's outstanding Common Stock and remains a consultant to the Company (see Note 8).

     SDL Consultants, a company owned by Sarason D. Liebler, who became a director of the Company in August, 1994, rendered consulting services to the Company during 1996 and 1995 for aggregate fees of approximately $17,000 and $22,000, respectively.

     Under its contract for a joint development program for genetic testing with Integrated Genetics ("IG"), the Company funded approximately $56,000 and $134,000 in the year-ended December 31, 1996 and 1995, respectively. The Company and IG mutually agreed to terminate this contract in December 1996; the Company retained the right to use the technology developed under the contract through this date.

NOTE 16 -- RESTRICTED CASH:

     Included in other assets at December 31, 1995 was restricted cash of $100,000 which represented a security deposit for a letter of credit outstanding in connection with the lease for the Long Island Network Site. As of December 31, 1996, a security deposit was no longer required for this letter of credit.

NOTE 17 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
TRANSACTIONS:

      In connection with the Company's acquisition of WMDC and NMF in June 1996, the Company issued 666,666 shares of Common Stock, acquired tangible assets of $469,000, assumed current liabilities of $245,000, and debt of $97,000, and acquired $214,000 of intangible assets and $3,159,000 of goodwill. In connection with this transaction, the Company also issued a note payable in the amount of $600,000 with annual interest payable at 4.16%.

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

     At December 31, 1996 and 1995, there were accrued dividends on Preferred Stock outstanding of $331,000 and $946,000, respectively, (see Note 10).

     Pursuant to the Offer (see Note 10), 1,136,122 shares of Preferred Stock were converted into 3,408,366 shares of Common Stock and $227,224 in cash. Included in recapitalization costs in 1994 was the $227,224 paid to converting holders of Preferred Stock.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Pursuant to the Second Offer (see Note 10), 608,234 shares of Preferred Stock were converted into 2,432,936 shares of Common Stock.

     At December 31, 1996 and 1995 controlled cash of Medical Providers was $191,000 and $296,000, respectively, which represented a decrease of $105,000, $193,000 and $34,000 for the year ended December 31, 1996, 1995, and 1994, respectively.

     State taxes, which primarily reflect Massachusetts income taxes and Connecticut capital taxes, of $119,000 and $155,000 and $150,000 were paid in the years ended December 31, 1996, 1995 and 1994, respectively.

     Interest paid in cash during 1996, 1995 and 1994 amounted to $35,000, $20,000 and $40,000, respectively. Interest received during 1996, 1995 and 1994 amounted to $412,000, $648,000 and $498,000, respectively.

NOTE 18 -- SUBSEQUENT EVENTS - (Unaudited):

     Subsequent to December 31, 1996, the Company entered into two new asset purchase and management agreements and terminated one management agreement under the RSC Division as described below.

     On January 7, 1997, the Company acquired certain assets of the Bay Area Fertility and Gynecology Medical Group, a California Partnership ( the "Partnership"), and acquired the right to manage the Bay Area Fertility and Gynecology Medical Group, Inc., a California professional corporation which is the successor to the Partnership's medical practice ("Bay Area Fertility"). The aggregate purchase price was approximately $2.0 million, of which $1.5 million was paid by the Company in cash and $0.5 million was paid in the form of the Company's Common Stock, or 333,333 shares of the Company's Common Stock, at closing. In addition to the exclusive right to manage Bay Area Fertility, the Company acquired other assets which primarily consisted of the name "Bay Area Fertility" and medical equipment and furniture and fixtures which will continue to be used by Bay Area Fertility in the provision of infertility and ART services.

     On February 28, 1997, the Company entered into agreements to acquire certain assets of and the right to manage the Fertility Center of Illinois, a five physician group practice with six locations (the "Pending Acquisition"). The aggregate purchase price for the Pending Acquisition is $6 million in cash plus shares of the Company's Common Stock, ranging from 666,667 to 1.0 million shares, the exact number of which to be determined based on the then market price of the Common Stock, as defined. The closing of the Pending Acquisition is conditioned upon the Company's raising at least $6 million in capital over the next six months. If consummated, the Pending Acquisition will be the largest acquisition by the Company to date as part of its series of acquisitions over the last eighteen months.

      Effective January 31, 1997, the Company terminated its management agreement with the Network site in East Longmeadow, MA. Concurrently, the Medical Provider at the Boston Network site entered into an affiliate and satellite agreement with the respective physician.

                                                                   SCHEDULE II



                            INTEGRAMED AMERICA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1996, 1995 and 1994


                                                            Additions-
                                              Balance at    Charged to                 Balance
                                               Beginning    Costs and                   at End
                                               of Period    Expenses   Deductions(1)   of Period

Year Ended December 31, 1996
Allowance for doubtful  accounts...........   $  89,000     $344,000     $124,000       $309,000
Year Ended December 31, 1995
Allowance for doubtful  accounts...........    $125,000     $119,000     $155,000       $ 89,000
Year Ended December 31, 1994
Allowance for doubtful  accounts...........    $193,000     $289,000     $357,000       $125,000



(1)  Uncollectible accounts written off.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INTEGRAMED AMERICA, INC.

Dated: March 21, 1997

                            By   /s/ DWIGHT P. RYAN
                                     Dwight P. Ryan
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                           Title                           Date
   ---------                           -----                           ----

/s/   GERARDO CANET
------------------------------
      Gerardo Canet                President,                     March 21, 1997
                                   Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer)

/s/ DWIGHT P. RYAN
------------------------------
    Dwight P. Ryan                 Vice President and             March 21, 1997
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

/s/VICKI L. BALDWIN
------------------------------
     Vicki L. Baldwin              Director                       March 21, 1997

/s/   ELLIOTT D. HILLBACK, JR.
------------------------------
      Elliott D. Hillback, Jr.     Director                       March 21, 1997

/s/   SARASON D. LIEBLER
------------------------------
      Sarason D. Liebler           Director                       March 21, 1997

/s/   PATRICIA M. MCSHANE, M.D.
------------------------------
      Patricia M. McShane, M.D.    Director                       March 21, 1997

/s/   LAWRENCE J. STUESSER
------------------------------
      Lawrence J. Stuesser         Director                       March 21, 1997

                                INDEX TO EXHIBITS


Exhibit No.                         Exhibit
-----------                         -------

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

10.7(a)--Copy  of  lease  for  Registrant's   executive  offices  relocated  to
         Purchase, New York (viii)

10.8   --Copy of Lease Agreement for medical office in Mineola, New York (i)

10.8(a)--Copy of new 1994 Lease  Agreement for medical  office in Mineola,  New
         York (v)

10.8(b)--Copy of Letter of Credit in favor of Mineola Pavilion Associates, Inc.
         (viii)

10.9 --Copy of Service Agreement for ambulatory surgery center in Mineola, New York (i)

10.10 --Copy of Agreement with MPD Medical Associates, P.C. for Center in Mineola, New York (i)

Exhibit No.                         Exhibit
-----------                         -------

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

10.30 --Copy of Indemnification Agreement between Registrant and Philippe L. Sommer (vii)

10.31   --Copy of  Employment  Agreement  between  Registrant  and Gerardo Canet
          (vii)

10.31(a)--Copy of Change in Control Severance  Agreement between  Registrant and
          Gerardo Canet (vii)

10.31(b)--Copy of the Amendment of Change in Control Severance Agreement between
          Registrant and Gerardo Canet (viii)

10.33 --Copy of Change in Control Severance Agreement between Registrant and Dwight P. Ryan (vii)

Exhibit No.                            Exhibit
-----------                            -------

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

10.49   --Copy of Sublease  Agreement for office space in Kansas City,  Missouri
          (x)

10.50   --Copy of Lease Agreement for office space in Charlotte,  North Carolina
          (x)

Exhibit No.                         Exhibit
-----------                         -------

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

10.56 --Asset Purchase Agreement between IVF America, Inc., d/b/a IntegraMed America and W.F. Howard, M.D., P.A. (xii)

10.57 --Business Purposes Promissory Note dated September 8, 1993 in the amount of $100,000 (xiii) 10.58 --Business Purposes Promossory Note dated November 18, 1994 in the amount of $64,000 (xiii)

10.59   --Guaranty Agreement (xiii)

10.60   --Security Agreement (Equipment and Consumer Goods (xiii)

10.61 --Management Agreement dated January 7, 1997 by and between the Registrant and Bay Area Fertility and Gynecology Medical Group, Inc.
          (xiv)

10.62 --Asset Purchase Agreement dated January 7, 1997 by and between the Registrant and Bay Area Fertility and Gynecology Medical, a California Partnership (xiv)

10.63 --Physician Employment Agreement between Robin E. Markle, M.D. and Women's Medical & Diagnostic Center, Inc.

10.64 --Physician Employment Agreement between W. Banks Hinshaw, Jr., M.D. and Women's Medical & Diagnostic Center, Inc.

10.65 --Agreement between IntegraMed America, Inc., f/k/a IVF America Inc.,; Women's Medical & Diagnostic Center, Inc., f/k/a INMD Acquisition Corp., and Morris Notelovitz, M.D.

10.66 --Peronsal Responsibility Agreement between IntegraMed America, Inc., Bay Area Fertility and Gynecology Medical Group, Inc. and Donald I. Galen, M.D.

10.67 --Peronsal Responsibility Agreement between IntegraMed America, Inc., Bay Area Fertility and Gynecology Medical Group, Inc. and Louis N. Weckstein, M.D.

10.68   --Peronsal  Responsibility  Agreement between IntegraMed America,  Inc.,
          Bay Area Fertility and Gynecology Medical Group, Inc. and Arnold Jacobson, M.D.

10.69 --Copy of Executive Retention Agreement between Registrant and Glenn G. Watkins

11      --Computation of Per Share Earnings

21      --List of Subsidiaries

23.1    --Consent of Price Waterhouse LLP

27      --Financial Data Schedule

 ----------------------

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

(xii) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated June 20, 1996.

(xiii) Filed as Exhibit with identical exhibit number to Registrant's Report on form 8-K/A dated August 20, 1996.

(xiv) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated January 20, 1997.