Form 10-Q
period 1997-03-31
INTEGRAMED AMERICA INC
filed 1997-05-15
CIK 885988

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

                  For the quarterly period ended March 31, 1997

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

                                 Yes [X] No [ ]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 14, 1997 was 9,587,640.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                           PAGE

PART I  -        FINANCIAL INFORMATION

    Item 1.  Financial Statements

              Consolidated Balance Sheet at March 31, 1997 (unaudited)
               and December 31, 1996..........................................3

              Consolidated Statement of Operations for the three-month
               period ended March 31, 1997 and 1996 (unaudited)...............4

              Consolidated Statement of Cash Flows for the three-month
               period ended March 31, 1997 and 1996 (unaudited)...............5

              Notes to Consolidated Financial Statements (unaudited)........6-8

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................9-12


PART II -    OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................13

    Item 2.  Changes in Securities...........................................13

    Item 3.  Defaults upon Senior Securities.................................13

    Item 4.  Submission of Matters to a Vote of Security Holders.............13

    Item 5.  Other Information...............................................13

    Item 6.  Exhibits and Reports on Form 8-K................................13


SIGNATURES   ............................................................... 14

INDEX TO EXHIBITS.........................................................15-16

PART I  -  FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           (all dollars in thousands)
                                     ASSETS
                                                                                           March 31,     December 31,
                                                                                             1997            1996
                                                                                          ----------     -----------
                                                                                          (unaudited)
Current assets:
  Cash and cash equivalents ..........................................................     $ 3,336         $ 3,761
  Short term investments..............................................................        --             2,000
  Patient accounts receivable, less allowance for doubtful accounts of $127 and $113
    in 1997 and 1996, respectively....................................................       3,146           2,770
 Management fees receivable, less allowance for doubtful accounts of $147 and $50
    in 1997 and 1996, respectively....................................................       1,757           1,249
  Research fees receivable............................................................         222             232
  Other current assets ...............................................................       1,003             897
  Controlled assets of Medical Practices-(see Note 2):
    Cash..............................................................................          65             191
    Patient accounts receivable, less allowance for doubtful accounts of $92 and $146
      in 1997 and 1996, respectively..................................................         360             459
                                                                                           -------         -------
      Total controlled assets of Medical Practices....................................         425             650
      Total current assets............................................................       9,889          11,559
                                                                                           -------         -------
    Fixed assets, net ................................................................       2,947           3,186
    Intangible assets, net............................................................       7,937           5,894
    Other assets......................................................................         216             211
                                                                                           -------         -------
      Total assets....................................................................     $20,989         $20,850
                                                                                           =======         =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................     $   575         $ 1,020
  Accrued liabilities.................................................................       1,275           1,652
  Due to Medical Practices-(see Note 2)...............................................         428             326
  Dividends accrued on Preferred Stock................................................         364             331
  Current portion of exclusive management rights obligation...........................         222             222
  Note payable and current portion of long-term debt..................................         653             426
  Patient deposits ...................................................................         581             490
                                                                                           -------         -------
      Total current liabilities.......................................................       4,098           4,467
                                                                                           -------         -------
Exclusive management rights obligation................................................       1,213           1,213
Long-term debt .......................................................................         681             692
Shareholders' equity
  Preferred Stock, $1.00 par value -
  3,165,644  shares  authorized  in 1997  and  1996,  respectively  -  2,500,000 undesignated;  665,644 shares designated as Series A Cumulative Convertible of which 165,644 shares were issued and outstanding in 1997 and
  1996, respectively..................................................................         166             166
  Common Stock, $.01 par value - 25,000,000 shares authorized; 9,587,640 and
  9,230,557 shares issued and outstanding in 1997 and 1996, respectively..............          96              92
  Capital in excess of par ...........................................................      35,970          35,410
  Accumulated deficit ................................................................     (21,235)        (21,190)
                                                                                           -------         -------
      Total shareholders' equity .....................................................      14,997          14,478
                                                                                           -------         -------
      Total liabilities and shareholders' equity......................................     $20,989         $20.850
                                                                                           =======         =======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                  For the
                                                             three-month period
                                                               ended March 31,
                                                              1997        1996
                                                            -------     -------
                                                                (unaudited)

Revenues, net (see Note 2)..............................     $5,088      $4,175
Medical Practice retainage (see Note 2).................        396         794
                                                             ------      ------

Revenues after Medical Practice retainage (see Note 2)..      4,692       3,381
Costs of services rendered .............................      3,615       2,563
                                                             ------      ------

Network Sites' contribution ............................      1,077         818
                                                             ------      ------

General and administrative expenses ....................        918         855
Clinical service development expenses...................         59          67
Amortization of intangible assets.......................        137          42
Interest income.........................................        (34)       (120)
Interest expense........................................         10           5
                                                             ------      ------

Total other expenses....................................      1,090         849
                                                             ------      ------

Loss before income taxes................................        (13)        (31)

Provision for income and capital  taxes.................         32          43
                                                             ------      ------

Net loss ...............................................     $  (45)     $  (74)

Less: Dividends accrued on Preferred Stock..............         33         154
                                                             ------      ------

Net loss applicable to Common Stock.....................     $  (78)     $ (228)
                                                             ======      ======

Net loss per share of Common Stock......................     $ (.01)     $ (.04)
                                                             ======      ======

Weighted average number of shares of
Common Stock outstanding................................      9,544       6,087
                                                             ======      ======


        See accompanying notes to the consolidated financial statements.




                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (all amounts in thousands)

                                                                                     For the three-month
                                                                                    period ended March 31,
                                                                                      1997         1996
                                                                                      ----         ----
                                                                                         (unaudited)
Cash flows from operating activities:
  Net loss....................................................................      $  (45)      $  (74)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..............................................         417          230
   Writeoff of fixed assets...................................................          55          --
   Changes in assets and liabilities-- (Increase) decrease in assets:
        Patient accounts receivable...........................................        (376)        (542)
        Management fees receivable............................................        (508)        (207)
        Research fees receivable..............................................          10          --
        Other current assets..................................................        (106)         (95)
        Other assets..........................................................          (5)         (17)
     Decrease in controlled assets of Medical Practices:
        Patient accounts receivable...........................................          99          458
        Other current assets..................................................         --             4
     Increase (decrease) in liabilities:
        Accounts payable......................................................        (445)          92
        Accrued liabilities...................................................        (377)        (228)
        Due to Medical Practices..............................................         102          (12)
        Patient deposits......................................................          91            7
                                                                                    ------       ------
  Net cash used in operating activities.......................................      (1,088)        (384)
                                                                                    ------       ------

  Cash flows provided by (used in) investing activities:
     Proceeds from short term investments.....................................       2,000          --
     Purchase of net assets of acquired businesses............................         (29)         --
     Payments for exclusive management rights.................................      (1,635)         --
     Purchase of fixed assets and leasehold improvements......................         (64)        (344)
     Proceeds from sale of fixed assets.......................................          80          --
                                                                                    ------       ------
  Net cash provided by (used in) investing activities.........................         352         (344)
                                                                                    ------       ------

  Cash flows provided by (used in) by financing activities:
     Proceeds from bank under Credit Facility.................................         250          --
     Principal repayments on debt.............................................         (52)         (44)
     Principal repayments under capital lease obligations.....................         (27)         (43)
     Repurchase of Convertible Preferred Stock................................         --           (11)
     Proceeds from exercise of Common Stock options...........................          14            2
                                                                                    ------       ------
Net cash provided by (used in) financing activities...........................         185          (96)
                                                                                    ------       ------

Net decrease in cash..........................................................        (551)        (824)
Cash at beginning of period...................................................       3,952        8,179
                                                                                    ------       ------

Cash at end of period.........................................................      $3,401       $7,355
                                                                                    ======       ======
        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 1997, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Revenue and cost recognition -

   Reproductive Science Center Division ("RSC Division")

     The operations of the RSC Division are currently conducted pursuant to eight management agreements.

     Under four of the Company's management agreements, the Company receives a three-part management fee as compensation for its management services comprised of: (i) a fixed percentage of net revenues, (ii) reimbursed cost of services (costs incurred in managing a Network Site and any costs paid on behalf of the Network Site) and (iii) a fixed or variable percentage of earnings after the Company's management fees and any guaranteed physician compensation, or an additional fixed or variable percentage of net revenues. Direct costs incurred by the Company in performing its management services and costs incurred on behalf of the Network Site are recorded as cost of services rendered.

     Under the Company's management agreements for the Boston and Long Island Network Sites, the Company consolidates its revenues and expenses with those of the respective Network Sites. Under these agreements, the Company records all clinical revenues and, out of such revenues, the Company pays the Medical Practices' operating expenses including physicians' and other medical fees, direct materials, and certain hospital contract fees (the "Medical Practice retainage"). Remaining revenues, if any, are used to reimburse the Company for other direct administrative expenses which are recorded as cost of services or to pay the Company a management fee. Under this arrangement, the Company is responsible for payment of all liabilities relating to the Network Site's operations.

     Under the Company's management agreement for the New Jersey Network Site, the Company primarily provides endocrine testing and administrative and finance services for a fixed percentage of revenues and reimbursed costs of services. Under the management agreement for the Walter Reed Network Site, the Company's revenues are derived from certain ART laboratory services performed and the Company bills patients directly for these services. The Company's direct costs are reimbursed out of these revenues with the balance representing the Company's Network Site contribution. All direct costs incurred by the Company are recorded as cost of services.

   Adult Women's Medical Division ("AWM Division")

     The AWM Division's operations are currently conducted through and owned by the Women's Medical & Diagnostic Center, Inc., a Florida corporation and a wholly-owned subsidiary of the Company. The Company bills and records all clinical revenues of the AWM Division and records all direct costs incurred as cost of services rendered. The Company retains as Network Site contribution an amount determined using the three-part management fee calculation described above. The remaining balance is paid as compensation to the employed physicians and is recorded by the Company as cost of services rendered. The employed physicians receive a fixed monthly draw which may be adjusted quarterly by the Company based on the Network Site's actual operating results.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

     Revenues in the AWM Division also include amounts earned under contracts relating to clinical trials performed by the AWM Division. The AWM Division has contracted with major pharmaceutical companies to participate in clinical trials to determine the safety and efficacy of drugs under development. Research revenues are recognized pursuant to each respective contract in the period in which the medical services (as stipulated by the clinical trial protocol) are performed and collection of such fees is considered probable. Net realization is dependent upon final approval by the sponsor that procedures were performed according to trial protocol. Payments collected from sponsors in advance for services are included in accrued liabilities, and costs incurred in performing the clinical trials are included as cost of services rendered.

     The Company's 51% interest in the National Menopause Foundation, Inc. ("NMF"), is included in the Company's consolidated financial statements. The Company records 100% of the revenues and costs of NMF and reports 49% of any profits of NMF as a minority interest.

   Patient accounts receivable--

     Patient accounts receivable represent receivables from patients for medical services provided by the Medical Practices. Such amounts are recorded net of contractual allowances and estimated bad debts. As of March 31, 1997 and December 31, 1996, approximately $1,041,000 and $836,000 of patient accounts receivable were a function of the Company purchasing the accounts receivable from the Medical Practices and the balances of $2,105,000 and $1,934,000, respectively, were a function of net revenues of the Company (see -- "Revenue and cost recognition" above).

   Management fees receivable --

     Management fees receivable represent fees owed to the Company pursuant to its management agreements with certain Medical Practices (see -- "Revenue and cost recognition" above).

   Research fees receivable --

     Research fees receivable represent receivables from pharmaceutical companies for medical services provided by the Medical Practices at the Network Site under the AWM Division to patients pursuant to protocols stipulated under contracts for clinical trials between the pharmaceutical companies and the AWM Division.

   Controlled assets of Medical Practices--

     Controlled cash represents segregated cash held in the name of certain Medical Practices; controlled patient accounts receivable represent patient receivables due to certain Medical Practices, and controlled other current assets represent assets owned by and held in the name of certain Medical Practices, all of which are reflected on the Company's consolidated balance sheet due to the Company's unilateral control of such assets.

     At March 31, 1997 and  December  31,  1996,  of the  $425,000  and $650,000
controlled assets of Medical Practices, $76,000 and $117,000, respectively, was restricted for payment of the amounts due to Medical Practices and the balance of $349,000 and $533,000, respectively, was payable to the Company.

NOTE 3 - NOTE PAYABLE:

     In November 1996, the Company obtained a $1.5 million revolving credit facility (the "Credit Facility") issued by First Union National Bank (the "Bank"). Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.75% per annum, which at March 31, 1997, was 9.25%. The Credit Facility terminates on April 1, 1998 and is secured by the Company's assets. At March 31, 1997, $250,000 was outstanding under the Credit Facility and is included in "Note payable and current portion of long-term debt" in the accompanying consolidated balance sheet. At December 31, 1996, no amounts were outstanding under the Credit Facility.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

NOTE 4 -RECENT AND PENDING ACQUISITIONS:

     In January 1997, the Company acquired certain assets of the Bay Area Fertility and Gynecology Medical Group, a California partnership (the "Partnership"), and acquired the right to manage the Bay Area Fertility and Gynecology Medical Group, Inc., a California professional corporation which is the successor to the Partnership's medical practice. The aggregate purchase price was approximately $2.1 million, consisting of $1.5 million in cash and 333,333 shares of Common Stock. The aggregate purchase price was allocated as follows: $500,000 to the name "Bay Area Fertility", $29,000 to fixed assets, and the balance of approximately $1.6 million to exclusive management rights. All intangible assets related to this acquisition will be amortized over the twenty-year term of the management agreement.

     In February 1997, the Company entered into agreements to acquire certain fixed assets of and the right to manage Fertility Centers of Illinois, S.C. ("FCI"), a physician group practice comprised of five physicians and six locations (the "Pending Acquisition") in the Chicago, Illinois area. The aggregate purchase price for the Pending Acquisition is approximately $8.6 million of which $8.0 million is for the exclusive management right and $600,000 is for certain fixed assets. Approximately $6.6 million of the aggregate purchase price is payable in cash and approximately $2.0 million is payable in shares of Common Stock, the exact number of which will be determined based on the average market price of the Common Stock for the ten trading day period prior to closing of the Pending Acquisition, subject to a minimum and maximum price per share. The closing of the Pending Acquisition is conditioned upon the Company's raising at least $6.0 million in capital by August 28, 1997 and other customary closing conditions.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
TRANSACTIONS:

     In connection with its acquisition of the exclusive right to manage Bay Area Fertility in January 1997, the Company issued 333,333 shares of Common Stock with an aggregate fair value equal to $583,000.

     In the three-month period ended March 31, 1997, the Company entered into a capital lease obligation in the amount of $105,000 for medical equipment.

     In the three-month period ended March 31, 1997, the Company assigned two capital lease obligations for medical equipment with an aggregate book value of $60,000 to two related parties.

     Accrued dividends on Convertible Preferred Stock outstanding increased $33,000 and $153,000 during the three-month periods ended March 31, 1997 and 1996, respectively.

     Controlled  cash of Medical  Practices  decreased  $125,000  and  increased
$30,000  during  the  three-month   periods  ended  March  31,  1997  and  1996,
respectively.

     State taxes, which primarily reflect Massachusetts income taxes and New York capital taxes, of $2,000 and $65,000 were paid in the three-month periods ended March 31, 1997 and 1996, respectively.

     Interest paid in cash in the three-month periods ended March 31, 1997 and 1996 amounted to $11,000 and $5,000, respectively. Interest received in the three-month periods ended March 31, 1997 and 1996 amounted to $34,000 and $115,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Overview

     The Company has historically focused its efforts on providing management support services to Medical Practices in the area of infertility and assisted reproductive technology ("ART") services. During 1996, the Company broadened its focus from infertility and ART services to include adult women's health care services. In connection therewith, the Company established two divisions: the Reproductive Science Center Division ("RSC Division"), which concentrates on infertility and ART services, and the Adult Women's Medical Division ("AWM Division"), which concentrates on comprehensive diagnostic and treatment alternatives for peri- and post-menopausal women.

     The RSC Division currently consists of eight Network Sites. During the three-month period ended March 31, 1997, the RSC Division principally derived its revenues pursuant to eight management agreements, including one which was acquired in January 1997 and one which was acquired in May 1996. During the three-month period ended March 31, 1996, the RSC Division principally derived its revenues pursuant to six management agreements including one which was terminated in November 1996.

     The AWM Division currently consists of one Network Site which was established in June 1996 and is directly owned by the Company.

     In January 1997, the Company acquired certain assets of the Bay Area Fertility and Gynecology Medical Group, a California partnership (the "Partnership"), and acquired the right to manage the Bay Area Fertility and Gynecology Medical Group, Inc., a California professional corporation which is the successor to the Partnership's medical practice (the "Bay Area Acquisition"). The aggregate purchase price was approximately $2.1 million, consisting of $1.5 million in cash and 333,333 shares of Common Stock.

     In February 1997, the Company entered into agreements to acquire certain fixed assets of and the right to manage Fertility Centers of Illinois, S.C. ("FCI"), a physician group practice comprised of five physicians and six locations (the "Pending Acquisition") in the Chicago, Illinois area. The aggregate purchase price for the Pending Acquisition is approximately $8.6 million of which $8.0 million is for the exclusive management right and $600,000 is for certain fixed assets. Approximately $6.6 million of the aggregate purchase price is payable in cash and approximately $2.0 million is payable in shares of Common Stock, the exact number of which will be determined based on the average market price of the Common Stock for the ten trading day period prior to closing of the Pending Acquisition, subject to a minimum and maximum price per share. The closing of the Pending Acquisition is conditioned upon the Company's raising at least $6.0 million in capital by August 28, 1997 and other customary closing conditions.

Results of Operations

 Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Revenues for the three months ended March 31, 1997 (the "first quarter of 1997") were approximately $5.1 million as compared to approximately $4.2 million for the three months ended March 31, 1996 (the "first quarter of 1996"), an increase of 21.9%. This increase was directly attributable to revenues related to new management agreements entered into in the second quarter of 1996 and the first quarter of 1997 under the RSC Division and to revenues related to the AWM Division which was established in June 1996. In addition, certain existing Network Sites had an increase in revenue in the first quarter of 1997 compared to the first quarter of 1996. These favorable variances were partially offset by the absence of the Westchester Network Site agreement which the Company terminated in November 1996 and by an 8.8% decrease in revenue related to the Boston Network Site attributable to lower volume at such Network Site.

     Medical Practice retainage, which represents physicians' and other medical fees, direct materials, and certain hospital contract fees related to the Boston and Long Island Network Sites in the first quarter of 1997 and to the Boston, Long Island and Westchester Network Site in the first quarter of 1996, was approximately $396,000 in the first quarter of 1997 as compared to approximately $794,000 in the first quarter of 1996, a decrease of 50.1%, primarily due to the absence of the Westchester Network Site agreement.

     The increase in revenues and the decrease in Medical Practice retainage resulted in an increase of approximately 38.8% in revenues after Medical Practice retainage in the first quarter of 1997 compared to the first quarter of 1996.

     Costs of services rendered were approximately $3.6 million in the first quarter of 1997 as compared to approximately $2.6 million in the first quarter of 1996, an increase of 41.0%. This increase was directly attributable to new management agreements entered into in the second quarter of 1996 and the first quarter of 1997 under the RSC Division and to the establishment of the AWM Division. This increase was partially offset by the absence of costs from the Westchester Network Site agreement. As a percentage of revenues, net, costs of services rendered increased to 71.0% in the first quarter of 1997 compared to 61.4% in the first quarter of 1996.

     Network Sites' contribution was approximately $1.1 million in the first quarter of 1997 compared to $818,000 in the first quarter of 1996, an increase of 31.7%, as a result of the revenue and cost variances discussed above. As a percentage of revenues, Network Sites' contribution increased to 21.2% in the first quarter of 1997 as compared to 19.6% in the first quarter of 1996.

     General and administrative expenses for the first quarter of 1997 were $918,000 compared to $855,000 in the first quarter of 1996, an increase of 7.4%. Such increase was primarily attributable to costs associated with the new AWM Division, partially offset by the absence of costs associated with the closing of a regional office in late 1996.

     Clinical service development expenses were $59,000 in the first quarter of 1997 compared to $67,000 in the first quarter of 1996, a decrease of 11.9%. Such decrease was primarily due to a decrease in development costs related to genetic and immature oocyte testing.

     Amortization of intangible assets was $137,000 in the first quarter of 1997 as compared to $42,000 in the first quarter of 1996. This increase was attributable to the Company's acquisitions in the second and fourth quarter of 1996 and the first quarter of 1997.

     Interest income for the first quarter of 1997 was $34,000 compared to $120,000 in the first quarter of 1996. This decrease was due to a lower cash balance and to lower short-term interest rates.

     The provision for income taxes primarily reflected Massachusetts income taxes and New York capital taxes in the first quarter of 1997 and in the first quarter of 1996, respectively.

     Net loss was $45,000 in the first quarter of 1997 compared to a net loss of $74,000 in the first quarter of 1996. This decrease in net loss was primarily due to a $259,000 increase in contribution, partially offset by an increase of $95,000 in amortization of intangible assets, an $86,000 decrease in interest income, and a $63,000 increase in general and administrative expenses.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through sales of equity securities. At March 31, 1997, the Company had working capital of approximately $5.8 million (including $425,000 of controlled assets of Medical Practices), approximately $3.4 million of which consisted of cash and cash equivalents (including $65,000 of controlled cash), compared to working capital of $7.1 million at December 31, 1996 (including $650,000 of controlled assets of Medical Practices), approximately $6.0 million of which consisted of cash and cash equivalents (including $191,000 of controlled cash) and short term investments. The net decrease in working capital at March 31, 1997 was principally due to payments of $1.5 million in cash as part of the purchase price of the Bay Area Acquisition in addition to cash payments for operating activities, partially offset by an aggregate increase in receivables and other current assets.

     In January 1997, the Company consummated the Bay Area Acquisition for an aggregate purchase price of approximately $2.1 million, consisting of $1.5 million in cash and 333,333 shares of Common Stock. In February 1997, the Company entered into agreements with respect to the Pending Acquisition. The aggregate purchase price for the Pending Acquisition is approximately $8.6 million of which $8.0 million is for the exclusive management right and $600,000 is for certain fixed assets. Approximately $6.6 million of the aggregate purchase price is payable in cash and approximately $2.0 million is payable in shares of Common Stock based on the average market price of the Common Stock for the ten trading day period prior to closing, subject to a minimum and maximum price per share. The closing of the Pending Acquisition is conditioned upon the Company's raising at least $6.0 million in capital by August 28, 1997 and other customary closing conditions.

     The Company  anticipates  that its  acquisition  strategy  will continue to require substantial capital investment. Capital is needed not only for additional acquisitions, but also for the effective integration, operation and expansion of the existing Network Sites. The Medical Practices may require capital for renovation and expansion and for the addition of medical equipment and technology. The Company expects that it will need to obtain additional financing to pursue its acquisition strategy and intends to obtain significant additional financing over the next two years to fund such strategy.

     Under certain of its management agreements, the Company has committed to advance funds to the Medical Practice to guarantee a minimum physician draw and to provide new services, utilize new technologies, fund projects, purchase the net accounts receivable of the Medical Practice and for other purposes. Any advances are to be repaid monthly and will bear interest at the prime rate used by the Company's primary bank in effect at the time of the advance.

     In November 1996, the Company obtained a $1.5 million revolving credit facility (the "Credit Facility") issued by First Union National Bank (the "Bank"). Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.75% per annum, which at March 31, 1997, was 9.25%. The Credit Facility terminates on April 1. 1998 and is secured by the Company's assets. On a short-term basis, the Company will continue to finance its operations from its current working capital and may, from time to time, make additional borrowings under the Credit Facility. At March 31, 1997, $250,000 was outstanding under the Credit Facility.

     The Company has commitments to fund clinical services development pursuant to various collaboration agreements. Effective July 1, 1995, the Company entered into a new three-year agreement with Monash University that provides for Monash to conduct research in ART services and techniques to be funded by a minimum annual payment of 220,000 Australian dollars, the results of such research to be jointly owned by the Company and Monash. If certain milestones are met as specified in this agreement, the Company's annual payment may be a maximum of 300,000 Australian dollars in year two and 380,000 Australian dollars in year three. Minimum payments of 55,000 Australian dollars and payments for the attainment of certain research milestones will be made quarterly throughout the term of this agreement. The Company expensed approximately $36,000 and $40,000 under this agreement in the first quarter of 1997 and in the first quarter of 1996, respectively.

      As of March 31, 1997, dividend payments of $364,000 on the Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") were in arrears. The Company does not anticipate the payment of any dividends on the Convertible Preferred Stock in the foreseeable future.

New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). The Company will adopt SFAS No. 128 for its fiscal year ending December 31, 1997. The Company does not anticipate the effect on earnings to be material.

Forward Looking Statements

   The Company wishes to caution readers that the information in this Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve risks and uncertainties. The Company's actual result may differ materially from those described in these forward-looking statements due to certain factors including, but not limited to, the following: The success of the Company in acquiring additional management agreements, including the Company's ability to finance future growth, increases in overhead due to expansion, the possibility of loss of significant management contract(s), the profitability or lack thereof at Network Sites, the exclusion of infertility, ART, and adult women's health care services from third party reimbursement, government laws and regulation regarding health care, changes in managed care contracting, and the timely development of and acceptance of new infertility, ART and adult women's health care technologies and techniques.

Part II -         OTHER INFORMATION

   Item 1.        Legal Proceedings.
                     Not applicable.

   Item 2.        Changes in Securities.
                     Not applicable.

   Item 3.        Defaults Upon Senior Securities.
                     As of May 14, 1997, dividend payments of $397,000 on the Convertible Preferred Stock were in arrears.

   Item 4.        Submission of Matters to Vote of Security Holders.
                     Not applicable.

   Item 5.        Other Information.
                     Not applicable.

   Item 6.        Exhibits and Reports on Form 8-K.

                  (a) Exhibits.
                        See Index to Exhibits on pages 15-16.
                  (b) Reports on Form 8-K.
                        On March 24, 1997, the Company filed with the Securities and Exchange Commission a Form 8-K/A reporting the required audited financial statements and pro forma information associated with the business acquired by the Company in January 1997.

                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INTEGRAMED AMERICA, INC.
                                              (Registrant)




Date:    May 14, 1997                By:      /s/ Dwight P. Ryan
                                              ------------------
                                              Dwight P. Ryan
                                              Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                                 INDEX TO EXHIBITS


Exhibit
                                 Number Exhibit


10.61    --    Management  Agreement  dated  January 7, 1997 by and  between the
               Registrant and Bay Area  Fertility and Gynecology  Medical Group,
               Inc. (1)

10.62    --    Asset Purchase Agreement dated January 7, 1997 by and between the
               Registrant and Bay Area Fertility and Gynecology Medical Group, a
               California Partnership. (1)

10.63    --    Physician  Employment Agreement between Robin E. Markle, M.D. and
               Women's Medical & Diagnostic Center, Inc. (2)

10.64    --    Physician  Employment  Agreement  between W. Banks Hinshaw,  Jr.,
               M.D. and Women's Medical & Diagnostic Center, Inc. (2)

10.65    --    Agreement  between  IntegraMed  America,  Inc., f/k/a IVF America
               Inc.;  Women's  Medical &  Diagnostic  Center,  Inc.,  f/k/a INMD
               Acquisition Corp, and Morris Notelovitz, M.D. (2)

10.66    --    Personal  Responsibility  Agreement between  IntegraMed  America,
               Inc., Bay Area Fertility and Gynecology  Medical Group,  Inc. and
               Donald I. Galen, M.D. (2)

10.67    --    Personal  Responsibility  Agreement between  IntegraMed  America,
               Inc., Bay Area Fertility and Gynecology  Medical Group,  Inc. and
               Louis N. Weckstein, M.D. (2)

10.68    --    Personal  Responsibility  Agreement between  IntegraMed  America,
               Inc., Bay Area Fertility and Gynecology  Medical Group,  Inc. and
               Arnold Jacobson, M.D. (2)

10.69    --    Copy of Executive  Retention  Agreement  between  Registrant  and
               Glenn G. Watkins (2)

10.70    --    Management  Agreement between Registrant and Fertility Centers of
               Illinois, S.C. dated February 28, 1997 (3)

10.71    --    Asset Purchase Agreement between Registrant and Fertility Centers of Illinois, S.C. dated February 28, 1997 (3)

10.72    --    Physician-Shareholder   Employment  Agreement  between  Fertility
               Centers  of  Illinois,  S.C.  and Aaron S.  Lifchez,  M.D.  dated
               February 28, 1997 (3)

10.73    --    Physician-Shareholder   Employment  Agreement  between  Fertility
               Centers of Illinois,  S.C. and Brian Kaplan,  M.D. dated February
               28, 1997 (3)

10.74    --    Physician-Shareholder   Employment  Agreement  between  Fertility
               Centers of Illinois S.C. and Jacob Moise, M.D. dated February 28,
               1997 (3)

10.75    --    Physician-Shareholder   Employment  Agreement  between  Fertility
               Centers of Illinois,  S.C. and Jorge Valle,  M.D.  dated February
               28, 1997 (3)

10.76    --    Personal  Responsibility  Agreement among  Registrant,  Fertility
               Centers  of  Illinois,  S.C.  and Aaron S.  Lifchez,  M.D.  dated
               February 28, 1997 (3)

10.77    --    Personal  Responsibility  Agreement among  Registrant,  Fertility
               Centers of Illinois,  S.C. and Jacob Moise,  M.D.  dated February
               28, 1997 (3)

10.78    --    Personal  Responsibility  Agreement among  Registrant,  Fertility
               Centers of Illinois,  S.C. and Brian Kaplan,  M.D. dated February
               28, 1997 (3)

10.79    --    Personal  Responsibility  Agreement among  Registrant,  Fertility
               Centers of Illinois,  S.C. and Jorge Valle,  M.D.  dated February
               28, 1997 (3)

10.80    --    Amendment to Contract Number  DADA15-96-C-009  between Registrant and the Department of the Army, Walter Reed Army Medical Center for In Vitro Fertilization Laboratory Services dated February 11,
               1997 (3)

11       --   Computation of Net Loss Per Share of Common Stock

27       --   Financial Data Schedule



(1) Incorporated by reference to the Exhibit with the identical exhibit number to Registrant's current Report on Form 8-K dated January 20, 1997.

(2) Incorporated by reference to the Exhibit with the identical number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to the Exhibit with the identical exhibit number to Registrant's Registration Statement on Form S-1 (File No. 333- filed with the Securities and Exchange Commission on May 6, 1997).