Form 10-Q
period 1997-06-30
INTEGRAMED AMERICA INC
filed 1997-08-14
CIK 885988

--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                              Yes [X]        No [ ]

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 13, 1997 was 9,774,152.

--------------------------------------------------------------------------------

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                           PAGE

PART I  -        FINANCIAL INFORMATION

    Item 1.      Financial Statements

                     Consolidated Balance Sheet at June 30, 1997
                      (unaudited) and December 31, 1996.....................  3

                     Consolidated Statement of Operations for the
                       three and six-month period ended June 30, 1997
                       and 1996 (unaudited).................................  4

                     Consolidated Statement of Cash Flows for the
                        six-month period ended June 30, 1997
                        and 1996 (unaudited)................................  5

                     Notes to Consolidated Financial Statements (unaudited).6-11

    Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.............................12-17


PART II -        OTHER INFORMATION

    Item 1.      Legal Proceedings..........................................  18

    Item 2.      Changes in Securities......................................  18

    Item 3.      Defaults upon Senior Securities............................  18

    Item 4.      Submission of Matters to a Vote of Security Holders........  18

    Item 5.      Other Information..........................................  19

    Item 6.      Exhibits and Reports on Form 8-K...........................  19


SIGNATURES              ....................................................  20

INDEX TO EXHIBITS..........................................................21-23

PART I  -  FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                                                      INTEGRAMED AMERICA, INC.
                                                     CONSOLIDATED BALANCE SHEET
                                                     (all dollars in thousands)
                                                               ASSETS

                                                                                           June 30,             December 31,
                                                                                             1997                   1996
                                                                                          ---------             -----------
                                                                                         (unaudited)
Current assets:
  Cash and cash equivalents ..........................................................      $2,755                $  3,761
  Short term investments..............................................................        --                     2,000
  Patient accounts receivable, less allowance for doubtful accounts of $149 and $113
    in 1997 and 1996, respectively....................................................       3,522                   2,770
 Management fees receivable, less allowance for doubtful accounts of $168 and $50
    in 1997 and 1996, respectively....................................................       1,827                   1,249
  Research fees receivable............................................................         359                     232
  Other current assets ...............................................................       1,293                     897
  Controlled assets of Medical Practices (see Note 2):
    Cash..............................................................................         109                     191
    Patient accounts receivable, less allowance for doubtful accounts of $2 and $146
      in 1997 and 1996, respectively..................................................         357                     459
                                                                                           -------                 -------
      Total controlled assets of Medical Practices....................................         466                     650
                                                                                           -------                 -------
      Total current assets............................................................      10,222                  11,559
                                                                                           -------                 -------
    Fixed assets, net ................................................................       2,925                   3,186
    Intangible assets, net............................................................       9,047                   5,894
    Other assets......................................................................         385                     211
                                                                                           -------                 -------
      Total assets....................................................................     $22,579                 $20,850
                                                                                           =======                 =======
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................    $  1,022                $  1,020
  Accrued liabilities.................................................................       1,606                   1,652
  Due to Medical Practices (see Note 2)...............................................         351                     326
  Dividends accrued on Preferred Stock................................................         397                     331
  Current portion of exclusive management rights obligation...........................         472                     222
  Note payable and current portion of long-term debt..................................         609                     426
  Patient deposits ...................................................................         723                     490
                                                                                           -------                 -------
      Total current liabilities.......................................................       5,180                   4,467
                                                                                           -------                 -------
Exclusive management rights obligation................................................       1,430                   1,213
Long-term debt .......................................................................         627                     692
Shareholders' equity
  Preferred Stock, $1.00 par value -
    3,165,644  shares  authorized  in 1997 and 1996,  respectively  -  2,500,000 undesignated;  665,644 shares designated as Series A Cumulative  Convertible of which 165,644 shares were issued and outstanding in 1997 and
    1996, respectively................................................................         166                     166
  Common Stock, $.01 par value - 25,000,000 shares authorized; 9,774,152 and
    9,230,557 shares issued and outstanding in 1997 and 1996, respectively............          97                      92
  Capital in excess of par ...........................................................      36,220                  35,410
  Accumulated deficit ................................................................     (21,141)                (21,190)
                                                                                           -------                 -------
      Total shareholders' equity .....................................................      15,342                  14,478
                                                                                           -------                 -------
      Total liabilities and shareholders' equity......................................     $22,579                 $20.850
                                                                                           =======                 =======

        See accompanying notes to the consolidated financial statements.




                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                         For the three-month            For the six-month
                                                                        period ended June 30,         period ended June 30,
                                                                          1997         1996              1997         1996
                                                                       ---------    ---------          --------    -------
                                                                             (unaudited)                   (unaudited)

Revenues, net (see Note 2)........................................     $5,466         $4,822           $10,554       $8,998
Medical Practice retainage (see Note 2)...........................        460            720               856        1,514
                                                                      -------       --------          --------      -------
Revenues after Medical Practice retainage (see Note 2)............      5,006          4,102             9,698        7,484
Costs of services rendered .......................................      3,699          2,986             7,314        5,550
                                                                      -------       --------          --------      -------
Network Sites' contribution ......................................      1,307          1,116             2,384        1,934
                                                                      -------       --------          --------      -------

General and administrative expenses ..............................        988            960             1,906        1,815
Clinical service development expenses.............................         58             62               117          128
Amortization of intangible assets.................................        144             49               281           91
Interest income...................................................        (33)          (102)              (67)        (222)
Interest expense..................................................         23              9                33           14
                                                                      -------       --------          --------      -------

Total other expenses..............................................      1,180            978             2,270        1,826
                                                                      -------       --------          --------      -------

Income before income taxes........................................        127            138               114          108

Provision for income and capital  taxes...........................         33             53                65           97
                                                                      -------       --------          --------      -------
Net income........................................................         94             85                49           11

Less: Dividends accrued on Preferred Stock........................         33            155                66          309
                                                                      -------       --------          --------      -------

Net income (loss) applicable to Common Stock......................    $    61       $    (70)          $   (17)     $  (298)
                                                                      =======       ========           =======      =======

Net income (loss) per share of Common Stock.......................    $  0.01        $ (0.01)           $(0.00)     $ (0.05)
                                                                      =======       ========           =======      =======

Weighted average number of shares of Common Stock
outstanding.......................................................      9,630          6,267             9,587        6,177
                                                                      =======       ========           =======      =======

        See accompanying notes to the consolidated financial statements.





                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (all amounts in thousands)

                                                                                         For the six-month
                                                                                       period ended June 30,
                                                                                      1997                 1996
                                                                                     ------               ------
                                                                                             (unaudited)
Cash flows from operating activities:
  Net income .................................................................         $49             $     11
  Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization..............................................         759                  489
   Writeoff of fixed assets in 1997 and deferred rent in 1996.................          95                 (120)
   Changes in assets and liabilities-- (Increase) decrease in assets:
        Patient accounts receivable...........................................        (752)                (884)
        Management fees receivable............................................        (578)                 (77)
        Research fees receivable..............................................        (127)                 --
        Other current assets..................................................        (396)                (359)
        Intangible assets.....................................................          (2)                 (14)
        Other assets..........................................................        (174)                  32
     Decrease in controlled assets of Medical Practices:
        Patient accounts receivable...........................................         102                  577
        Other current assets..................................................         --                     5
     Increase (decrease) in liabilities:
        Accounts payable......................................................           2                  397
        Accrued liabilities...................................................         (46)                (295)
        Due to Medical Practices..............................................          25                   59
        Patient deposits......................................................         233                  (42)
                                                                                    ------               ------
  Net cash used in operating activities.......................................        (810)                (221)
                                                                                    ------               ------

  Cash flows provided by (used in) investing activities:
     Proceeds from (purchase of) short term investments.......................       2,000                 (500)
     Purchase of net assets of acquired businesses............................         (61)                (431)
     Payments for exclusive management rights and related acquisition costs...      (2,165)                (183)
     Purchase of fixed assets and leasehold improvements......................        (258)                (650)
     Proceeds from sale of fixed assets.......................................         139                  --
                                                                                    ------               ------
  Net cash used in investing activities.......................................        (345)              (1,764)
                                                                                    ------               ------

  Cash flows provided by (used in) by financing activities:
     Proceeds from bank under Credit Facility.................................         250                  --
     Principal repayments on debt.............................................        (131)                 (46)
     Principal repayments under capital lease obligations.....................         (66)                (113)
     Repurchase of Convertible Preferred Stock................................         --                   (84)
     Proceeds from exercise of Common Stock options...........................          14                    3
                                                                                    ------               ------
Net cash provided by (used in) financing activities...........................          67                 (240)
                                                                                    ------               ------

Net decrease in cash..........................................................      (1,088)              (2,225)
Cash at beginning of period...................................................       3,952                8,179
                                                                                    ------               ------

Cash at end of period.........................................................      $2,864               $5,954
                                                                                    ======               ======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 1997, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Revenue and cost recognition -

   Reproductive Science Center Division ("RSC Division")

     The operations of the RSC Division are currently conducted pursuant to nine management agreements.

     Under five of the Company's management agreements, the Company receives as compensation for its management services a three-part management fee comprised of: (i) a fixed percentage of net revenues, generally equal to 6%, (ii) reimbursed cost of services (costs incurred in managing a Medical Practice and any costs paid on behalf of the Medical Practice) and (iii) a fixed or variable percentage of earnings after the Company's management fees and any guaranteed physician compensation, or an additional fixed or variable percentage of net revenues, which generally results in the Company receiving up to an additional 15% of net revenues. All management fees are reported as revenues, net by the Company. Direct costs incurred by the Company in performing its management services and costs incurred on behalf of the Medical Practice are recorded in costs of services rendered. The physicians receive as compensation all earnings remaining after payment of the Company's management fee.

     Under the Company's management agreements for the Boston and Long Island Network Sites, the Company displays the patient service revenues of the Medical Practices which are reflected as revenues, net on its consolidated statement of operations. Under these agreements, the Company records all patient service revenues and, out of such revenues, the Company pays the Medical Practices' operating expenses, physicians' and other medical compensation and direct materials (the "Medical Practice retainage"). Approximately 70%-80% of Medical Practice retainage is fixed and the balance is primarily comprised of certain physician compensation. Specifically, under the management agreement for the Boston Network Site, the Company guarantees a minimum physician compensation based on an annual budget primarily determined by the Company. Remaining revenues, if any, which represent the Company's management fee, are used by the Company for other direct administrative expenses which are recorded as costs of services. Under the management agreement for the Long Island Network Site, the Company's management fee is payable only out of the remaining revenues, if any, after the payment of all expenses of the Medical Practice. Under these arrangements, the Company is liable for payment of all liabilities incurred by the Medical Practices and is at risk for any losses incurred in the operations thereof.

     Under the Company's management agreement for the New Jersey Network Site, the Company primarily provides endocrine testing and administrative and finance services for a fixed percentage of revenues, equal to 15% of net revenues, and reimbursed costs of services. Under the management agreement for the Walter Reed Network Site, the Company's revenues are derived from certain ART laboratory services performed, and directly billed to the patients by the Company; out of these patient service revenues, the Company pays its direct costs and the remaining balance represents the Company's Network Site contribution. All direct costs incurred by the Company are recorded as costs of services.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)



   Adult Women's Medical Division ("AWM Division")

     The AWM Division's operations are currently comprised of one Network Site with three locations which are directly owned by the Company and a 51% interest in the National Menopause Foundation ("NMF"), a company which develops multifaceted educational programs regarding women's health care and publishes a quarterly women's health digest. The Network Site is also involved in clinical trials with major pharmaceutical companies.

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

     The Company's 51% interest in NMF is included in the Company's consolidated financial statements. The Company records 100% of the revenues and costs of NMF and reports 49% of any profits of NMF as minority interest on the Company's consolidated balance sheet. Minority interest at June 30, 1997 and December 31, 1996 was $0.

   Patient accounts receivable--

     Patient accounts receivable represent receivables from patients for medical services provided by the Medical Practices. Such amounts are recorded net of contractual allowances and estimated bad debts and risk of loss due to non-collectibility is borne by the Company. As of June 30, 1997 and December 31, 1996, of total patient accounts receivable of $3,522,000 and $2,770,000, respectively, approximately $994,000 and $836,000 of patient accounts receivable were a function of Network Site revenue (i.e., the Company purchased the accounts receivable from the Medical Practice) and the remaining balances of $2,528,000 and $1,934,000, respectively, were a function of net revenues of the Company (see -- "Revenue and cost recognition" above).

   Management fees receivable --

     Management fees receivable represent fees owed to the Company pursuant to its management agreements with certain Medical Practices (see -- "Revenue and cost recognition" above).

   Research fees receivable --

     Research fees receivable represent receivables from pharmaceutical companies for medical services provided by the Medical Practices at the Network Site under the AWM Division to patients pursuant to protocols stipulated under contracts relating to clinical trials between the pharmaceutical companies and the AWM Division.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)
    Controlled assets of Medical Practices--

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

     At June 30, 1997 and  December  31,  1996,  of the  $466,000  and  $650,000
controlled assets of Medical Practices, $69,000 and $117,000, respectively, were restricted for payment of the amounts due to Medical Practices and the balances of $397,000 and $533,000, respectively, were payable to the Company.

NOTE 3 -- REVENUES, MEDICAL PRACTICE RETAINAGE AND COSTS OF SERVICES:

     The following table sets forth for the three and six months ended June 30, 1997 and 1996, revenues, Medical Practice retainage and costs of services for each of the Company's three types of management agreements (patient service revenues, three-part management fee and percent of revenues and reimbursed costs of services) and revenues and costs of services for the AWM Division (000's omitted):

                                                                For the three-month        For the six-month
                                                                period ended June 30,     period ended June 30,
                                                                  1997         1996        1997         1996
                                                                 ------       ------      -------      -------
Revenues, net:
   RSC Division --
     Patient service revenues.............................       $2,563       $3,262     $  4,926       $5,996
     Management fees-- three part management fee..........        1,312          711        2,490        1,414
     Management fees-- percent of revenues and
       reimbursed costs of services of the New Jersey.....          974          753        1,853        1,492
                                                                 ------       ------      -------      -------
       Network Site.......................................
         Total RSC Division revenues, net.................        4,849        4,726        9,269        8,902
                                                                 ------       ------      -------      -------
   AWM Division -- revenues...............................          617           96        1,285           96
                                                                 ------       ------      -------      -------
         Total revenues, net..............................       $5,466       $4,822      $10,554       $8,998
                                                                 ======       ======      =======       ======

Medical Practice retainage:
   RSC Division  --
     Medical practice retainage related to patient
       service revenues...................................       $  460       $  720      $   856       $1,514
                                                                 ======       ======      =======       ======
Costs of services:
   RSC Division  --
     Costs related to patient service revenues............       $1,439       $1,921     $  2,936       $3,614
     Costs related to three part management fees..........        1,216          690        2,389        1,362
     Costs related to New Jersey Network Site.............          389          302          738          501
                                                                 ------       ------      -------      -------
         Total RSC Division costs of services.............        3,044        2,913        6,063        5,477
                                                                 ------       ------      -------      -------

   AWM Division -- Costs of services......................          655           73        1,251           73
                                                                 ------       ------      -------      -------
         Total costs of services..........................       $3,699       $2,986      $ 7,314       $5,550
                                                                 ======       ======      =======       ======

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

     For the six months ended June 30, 1997 and 1996, the New Jersey Network Site, which management fee is based upon a percentage of revenues, provided 17.6% and 16.6% of the Company's revenues, net, respectively. For the six months ended June 30, 1997 and 1996, the New Jersey Network Site provided 46.8% and 51.2% of the Company's Network Site contribution, respectively.

     For the six months ended June 30, 1997 and 1996, the Boston Network Site, which is included in patient service revenues under the RSC Division, provided 32.2% and 42.6% of the Company's revenues, net, respectively. For the six months ended June 30, 1997 and 1996, the Boston Network Site provided 39.7% and 59.6% of the Company's Network Site contribution, respectively.

       Summary financial information for the Boston Network Site is as follows (000's omitted):

                                                                For the three-month        For the six-month
                                                               period ended June 30,     period ended June 30,
                                                                  1997       1996          1997        1996
                                                                -------     -------       -------     -------
       Revenues, net......................................       $1,748      $2,022        $3,402      $3,835
       Medical practice retainage.........................          300         267           558         543
                                                                -------     -------       -------     -------
       Revenues after Medical Practice retainage..........        1,448       1,755         2,844       3,292
       Costs of services rendered.........................          912       1,171         1,897       2,140
                                                                -------     -------       -------     -------
       Network Site's contribution........................      $   536     $   584       $   947      $1,152
                                                                =======     =======       =======      ======

NOTE 4 -- NOTE PAYABLE:

       In November 1996, the Company obtained a $1.5 million revolving credit facility (the "Credit Facility") issued by First Union National Bank (the "Bank"). Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.75% per annum, which at June 30, 1997, was 9.25%. The Credit Facility terminates on April 1, 1998 and is secured by the Company's assets. At June 30, 1997, $250,000 was outstanding under the Credit Facility and is included in "Note payable and current portion of long-term debt" in the accompanying consolidated balance sheet. At December 31, 1996, no amounts were outstanding under the Credit Facility.

       In June 1997, the Company obtained a commitment from the Bank for a new $4.0 million non-restoring credit facility (the "New Credit Facility"). Borrowings under the New Credit Facility will bear interest at the Bank's prime rate plus 1.0% per annum. Borrowings outstanding under the New Credit Facility at September 30, 1998 will convert into a four year term loan. Any amounts borrowed under the New Credit Facility will permanently reduce amounts available for future borrowings under the New Credit Facility. The New Credit Facility will be cross-collateralized and cross-defaulted with the Credit Facility. The Bank's commitment under the New Credit Facility is subject to, among other things, the consummation of the Pending Acquisition. At June 30, 1997, no amounts were outstanding under the New Credit Facility.

NOTE 5 -- RECENT AND PENDING ACQUISITIONS:

       In June 1997, the Company acquired certain assets of and the right to manage Reproductive Sciences Medical Center ("RSMC"), a physician group practice comprised of two physicians and two locations in the San Diego, CA area (the "San Diego Acquisition"). The aggregate purchase price for the San Diego Acquisition was approximately $900,000, partially consisting of $50,000 in cash and 145,454 shares of Common Stock. An additional $650,000 is payable upon the achievement of certain specified milestones, at RSMC's option, in cash or in shares of the Company's Common Stock, based on the closing market price of the Common Stock on the third business day prior to issuance.
The aggregate purchase price was allocated to exclusive management rights.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

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

       In February 1997, the Company entered into agreements to acquire certain fixed assets of and the right to manage Fertility Centers of Illinois, S.C. ("FCI"), a physician group practice comprised of five physicians and six locations (the "Pending Acquisition") in the Chicago, Illinois area. The aggregate purchase price for the Pending Acquisition is approximately $8.6 million of which $8.0 million is for the exclusive management right and $600,000 is for certain fixed assets. Approximately $6.6 million of the aggregate purchase price is payable in cash and approximately $2.0 million is payable in shares of Common Stock, the exact number of which will be determined based on the average market price of the Common Stock for the ten trading day period prior to the third business day prior to closing of the Pending Acquisition, subject to a minimum and maximum price per share.

NOTE 6 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
          TRANSACTIONS:

       In connection with its acquisition of the exclusive right to manage RSMC in June 1997, the Company issued 145,454 shares of Common Stock with an aggregate fair value equal to $200,000.

       In connection with its acquisition of the exclusive right to manage Bay Area Fertility in January 1997, the Company issued 333,333 shares of Common Stock with an aggregate fair value equal to $583,000.

       In the six-month period ended June 30, 1997, the Company entered into a capital lease obligation in the amount of $105,000 for medical equipment.

       In the six-month period ended June 30, 1997, the Company assigned two capital lease obligations for medical equipment with an aggregate book value of $60,000 to two related parties.

       Accrued dividends on Convertible Preferred Stock outstanding increased $66,000 and $309,000 during the six- month periods ended June 30, 1997 and 1996, respectively.

       Controlled cash of Medical Practices decreased $82,000 and $81,000 during the six-month periods ended June 30, 1997 and 1996, respectively.

       State taxes, which primarily reflect Massachusetts income taxes and New York capital taxes, of $66,000 and $65,000 were paid in the six-month periods ended June 30, 1997 and 1996, respectively.

       Interest paid in cash in the six-month periods ended June 30, 1997 and 1996 amounted to $33,000 and $13,000, respectively. Interest received in the six-month periods ended June 30, 1997 and 1996 amounted to $67,000 and $221,000, respectively.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

NOTE 7 -- SUBSEQUENT EVENT:

       On August 11, 1997, the Company's pending registration statement covering an offering of 6,400,000 shares of common stock for gross proceeds of $9.6 million (net proceeds of approximately $8.4 million) was declared effective by the Securities and Exchange Commission. The offering is a direct placement to selected institutional and other investors and is being managed by Vector Securities International, Inc. as Placement Agent. Closing is scheduled for Friday, August 15, 1997. Approximately $6.6 million of the proceeds will be used for the previously announced asset purchase and right-to-manage agreement with Fertility Centers of Illinois, S.C., one of the largest providers of the infertility and assisted reproductive technology services in the United States. The balance of the proceeds of this offering will be used for working capital and other general corporate purposes, including possible future acquisitions of the assets of, and the right to manage, additional physician practices.

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

       The RSC Division currently consists of nine Network Sites. During the six-month period ended June 30, 1997, the RSC Division derived its revenues pursuant to nine management agreements, including one which was acquired in January 1997 and one which was acquired in June 1997. During the six-month period ended June 30, 1996, the RSC Division principally derived its revenues pursuant to six management agreements including one which was acquired in May 1996 and one which was terminated in November 1996.

       The AWM Division currently consists of one Network Site which was established in June 1996 and is directly owned by the Company.

       In January 1997, the Company acquired certain assets of the Bay Area Fertility and Gynecology Medical Group, a California partnership (the "Partnership"), a physician group practice comprised of three physicians and one location in San Ramon, CA and acquired the right to manage the Bay Area Fertility and Gynecology Medical Group, Inc., a California professional corporation which is the successor to the Partnership's medical practice (the "Bay Area Acquisition"). The aggregate purchase price was approximately $2.1 million, consisting of $1.5 million in cash and 333,333 shares of Common Stock.

       In February 1997, the Company entered into agreements to acquire certain fixed assets of and the right to manage Fertility Centers of Illinois, S.C. ("FCI"), a physician group practice comprised of five physicians and six locations (the "Pending Acquisition") in the Chicago, Illinois area. The aggregate purchase price for the Pending Acquisition is approximately $8.6 million of which $8.0 million is for the exclusive management right and $600,000 is for certain fixed assets. Approximately $6.6 million of the aggregate purchase price is payable in cash and approximately $2.0 million is payable in shares of Common Stock (an estimated 956,938 shares based on a per share price of $2.09), the exact number of which will be determined based on the average market price of the Common Stock for the ten trading day period prior to the third business day prior to closing of the Pending Acquisition; but not more than $3.25 per share or less than $1.75 per share.

       In June 1997, the Company acquired certain assets of and the right to manage Reproductive Sciences Medical Center ("RSMC"), a physician group practice comprised of two physicians and two locations in the San Diego, CA area (the "San Diego Acquisition"). The aggregate purchase price for the San Diego Acquisition was approximately $900,000, partially consisting of $50,000 in cash and 145,454 shares of Common Stock. An additional $650,000 is payable upon the achievement of certain specified milestones, at RSMC's option, in cash or in shares of the Company's Common Stock, based on the closing market price of the Common Stock on the third business day prior to issuance.

Results of Operations

   Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Revenues for the three months ended June 30, 1997 (the "second quarter of 1997") were approximately $5.5 million as compared to approximately $4.8 million for the three months ended June 30, 1996 (the "second quarter of 1996"), an increase of 13.4%. In the second quarter of 1997, the Company's RSC Division and AWM Division contributed 88.7% and 11.3%, respectively, of the Company's total revenues.

     RSC Division revenues for the second quarter of 1997 were approximately $4.8 million as compared to $4.7 million for the second quarter of 1996, an increase of 2.6%. Revenues under the RSC Division were comprised of (i) patient service revenues, (ii) three-part management fees and (iii) at the New Jersey Network Site, management fees based on a percentage of revenues and reimbursed costs of services. Patient service revenues were approximately $2.6 million in the second quarter of 1997 compared to approximately $3.3 million for the second quarter of 1996, a decrease of 21.4%. Patient service revenues decreased due to the absence of the Westchester Network Site agreement which the Company terminated in November 1996 and due to a 13.6% decrease in revenues related to the Boston Network Site attributable to lower volume at such Network Site. Three-part management fee revenues were $1.3 million in the second quarter of 1997 compared to $711,000 in the second quarter of 1996, an increase of 84.5%. The increase in three-part management fee revenues was attributable to new management agreements entered into in the second quarter of 1996 and the first half of 1997. Management fees based on a percentage of revenues and reimbursed costs of services of the New Jersey Network Site were approximately $974,000 in the second quarter of 1997 compared to approximately $753,000 in the second quarter of 1996, an increase of 29.3%, due to an increase in volume at such Network Site. AWM Division revenues for the second quarter of 1997 were approximately $617,000 as compared to $96,000 for the second quarter of 1996 due to the acquisitions in early June and late December of 1996 which established this Division.

     Medical Practice retainage, which represents physicians' and other medical fees and direct materials related to the Boston and Long Island Network Sites in the second quarter of 1997 and to the Boston, Long Island and Westchester Network Sites in the second quarter of 1996, was approximately $460,000 in the second quarter of 1997 as compared to approximately $720,000 in the second quarter of 1996, a decrease of 36.1%, primarily due to the absence of the Westchester Network Site agreement.

     Revenues after Medical Practice Retainage were approximately $5.0 million in the second quarter of 1997 as compared to approximately $4.1 million in the second quarter of 1996, an increase of 22.0%. The increase was attributable to new management agreements entered into in the second quarter of 1996 and the first half of 1997. The increase in revenues was partially offset by the net decrease in management fees related to the Boston, Westchester and Long Island Network Sites. Management fees (i.e. patient service revenues less Medical Practice retainage) related to the Boston and Long Island Network Sites (for which the Company displayed the patient service revenues on its consolidated statement of operations for the second quarter of 1997) were approximately $2.3 million in the second quarter of 1997 compared to management fees related to the Boston, Long Island and Westchester Network Sites (for which the Company displayed the patient service revenues on its consolidated statement of operations for the second quarter of 1996) which were approximately $3.2 million in the second quarter of 1996, a decrease of 27.6%. The decrease in management fees at these Network Sites was primarily due to the absence of the Westchester Network Site agreement during the second quarter of 1997 and the decrease in patient service revenues at the Boston Network Site, partially offset by the increase in patient service revenues at the Long Island Network Site.

     Costs of services rendered were approximately $3.7 million in the second quarter of 1997 as compared to approximately $3.0 million in the first quarter of 1996, an increase of 23.9%. This increase was directly attributable to new management agreements entered into in the second quarter of 1996 and the first half of 1997 under the RSC Division and to the establishment of the AWM Division. This increase was partially offset by the absence of costs from the Westchester Network Site agreement. As a percentage of revenues, net, costs of services rendered increased to 67.7% in the second quarter of 1997 compared to 61.9% in the second quarter of 1996.

     Network Sites' contribution was approximately $1.3 million in the second quarter of 1997 compared to $1.1 million in the second quarter of 1996, an increase of 17.1%, as a result of the revenue and cost variances discussed above. As a percentage of revenues, Network Sites' contribution increased to 23.9% in the second quarter of 1997 as compared to 23.1% in the second quarter of 1996.

     General and administrative expenses for the second quarter of 1997 were $988,000 compared to $960,000 in the second quarter of 1996, an increase of 2.9%. Such increase was primarily attributable to increases in travel and communication costs associated with the new Network Sites and the AWM Division, partially offset by the absence of costs associated with the closing of a regional office in late 1996.

     Clinical service development expenses were $58,000 in the second quarter of 1997 compared to $62,000 in the second quarter of 1996, a decrease of 6.5%. Such decrease was primarily due to a decrease in development costs related to genetic and immature oocyte testing.

     Amortization of intangible assets was $144,000 in the second quarter of 1997 as compared to $49,000 in the second quarter of 1996. This increase was attributable to the Company's acquisitions in the second and fourth quarter of 1996 and the first half of 1997.

     Interest income for the second quarter of 1997 was $33,000 compared to $102,000 in the second quarter of 1996. This decrease was primarily due to a lower cash balance.

     The provision for income taxes primarily reflected Massachusetts income taxes and New York capital taxes in the second quarter of 1997 and in the second quarter of 1996, respectively.

     Net income was $94,000 in the second quarter of 1997 compared to net income of $85,000 in the second quarter of 1996. This increase in net income was primarily due to a $191,000 increase in contribution, partially offset by a $95,000 increase in amortization of intangible assets and a $69,000 decrease in interest income.

   Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Revenues for the six months ended June 30, 1997 (the "first half of 1997") were approximately $10.6 million as compared to approximately $9.0 million for the six months ended June 30, 1996 (the "first half of 1996"), an increase of 17.3%. In the first half of 1997, the Company's RSC Division and AWM Division contributed 87.8% and 12.2%, respectively, of the Company's total revenues.

     RSC Division revenues for the first half of 1997 were approximately $9.3 million as compared to $8.9 million for the first half of 1996, an increase of 4.1%. Revenues under the RSC Division were comprised of (i) patient service revenues, (ii) three-part management fees and (iii) at the New Jersey Network Site, management fees based on a percentage of revenues and reimbursed costs of services. Patient service revenues were approximately $4.9 million in the first half of 1997 compared to approximately $6.0 million for the first half of 1996, a decrease of 17.8%. Patient service revenues decreased due to the absence of the Westchester Network Site agreement which the Company terminated in November 1996 and due to an 11.3% decrease in revenues related to the Boston Network Site attributable to lower volume at such Network Site. Three-part management fee revenues were $2.5 million in the first half of 1997 compared to $1.4 million in the first half of 1996, an increase of 76.1%. The increase in three-part management fee revenues was attributable to new management agreements entered into in the second quarter of 1996 and the first half of 1997. Management fees based on a percentage of revenues and reimbursed costs of services of the New Jersey Network Site were approximately $1.9 million in the first half of 1997 compared to approximately $1.5 million in the first half of 1996, an increase of 24.2%, due to an increase in volume at such Network Site. AWM Division revenues for the first half of 1997 were approximately $1.3 million as compared to $96,000 for the first half of 1996 due to the acquisitions in early June and late December of 1996 which established this Division.

     Medical Practice retainage, which represents physicians' and other medical fees, direct materials, and certain hospital contract fees related to the Boston and Long Island Network Sites in the first half of 1997 and to the Boston, Long Island and Westchester Network Site in the first half of 1996, was approximately $856,000 in the first half of 1997 as compared to approximately $1.5 million in the first half of 1996, a decrease of 43.5%, primarily due to the absence of the Westchester Network Site agreement.

     Revenues after Medical Practice Retainage were approximately $9.7 million in the first half of 1997 as compared to approximately $7.5 million in the first half of 1996, an increase of 29.6%. The increase was attributable to new management agreements entered into in the second quarter of 1996 and the first half of 1997. The increase in revenues was partially offset by the net decrease in management fees related to the Boston, Westchester and Long Island Network Sites. Management fees (i.e. patient service revenues less Medical Practice retainage) related to the Boston and Long Island Network Sites (for which the Company displayed the patient service revenues on its consolidated statement of operations for the second quarter of 1997) were approximately $4.4 million in the first half of 1997 compared to management fees related to the Boston, Long Island and Westchester Network Sites (for which the Company displayed the patient service revenues on its consolidated statement of operations for the first half of 1996) which were approximately $5.9 million in the first half of 1996, a decrease of 24.9%. The decrease in management fees at these Network Sites was primarily due to the absence of the Westchester Network Site agreement during the first half of 1997 and the decrease in patient service revenues at the Boston Network Site, partially offset by the increase in patient service revenues at the Long Island Network Site.

     Costs of services rendered were approximately $7.3 million in the first half of 1997 as compared to approximately $5.6 million in the first half of 1996, an increase of 31.8%. This increase was directly attributable to new management agreements entered into in the first half of 1996 and the first half of 1997 under the RSC Division and to the establishment of the AWM Division. This increase was partially offset by the absence of costs from the Westchester Network Site agreement. As a percentage of revenues, net, costs of services rendered increased to 69.3% in the first half of 1997 compared to 61.7% in the first half of 1996.

     Network Sites' contribution was approximately $2.4 million in the first half of 1997 compared to $1.9 million in the first half of 1996, an increase of 23.3%, as a result of the revenue and cost variances discussed above. As a percentage of revenues, Network Sites' contribution increased to 22.6% in the first half of 1997 as compared to 21.5% in the first half of 1996.

     General and administrative expenses for the first half of 1997 were $1.9 million compared to $1.8 million in the first half of 1996, an increase of 5.0%. Such increase was primarily attributable to increases in travel and communication costs associated with the new Network Sites and the AWM Division, partially offset by the absence of costs associated with the closing of a regional office in late 1996.

     Clinical service development expenses were $117,000 in the first half of 1997 compared to $128,000 in the first half of 1996, a decrease of 8.6%. Such decrease was primarily due to a decrease in development costs related to genetic and immature oocyte testing.

     Amortization of intangible assets was $281,000 in the first half of 1997 as compared to $91,000 in the first half of 1996. This increase was attributable to the Company's acquisitions in the second and fourth quarter of 1996 and the first half of 1997.

     Interest income for the first half of 1997 was $67,000 compared to $222,000 in the first half of 1996. This decrease was primarily due to a lower cash balance.

     The provision for income taxes primarily reflected Massachusetts income taxes and New York capital taxes in the first half of 1997 and in the first half of 1996, respectively.

     Net income was $49,000 in the first half of 1997 compared to a net income of $11,000 in the first half of 1996. This increase in net income was primarily due to a $450,000 increase in contribution, partially offset by an increase of $190,000 in amortization of intangible assets, an $155,000 decrease in interest income, and a $91,000 increase in general and administrative expenses.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through sales of equity securities. At June 30, 1997, the Company had working capital of approximately $5.0 million (including $466,000 of controlled assets of Medical Practices), approximately $2.9 million of which consisted of cash and cash equivalents (including $109,000 of controlled cash), compared to working capital of $7.1 million at December 31, 1996 (including $650,000 of controlled assets of Medical Practices), approximately $6.0 million of which consisted of cash and cash equivalents (including $191,000 of controlled cash) and short term investments. The net decrease in working capital at June 30, 1997 was principally due to payments of $1.5 million in cash as part of the purchase price of the Bay Area Acquisition in addition to cash payments for operating activities, partially offset by an aggregate increase in receivables and other current assets.

     In January 1997, the Company consummated the Bay Area Acquisition for an aggregate purchase price of approximately $2.1 million, consisting of $1.5 million in cash and 333,333 shares of Common Stock. In February 1997, the Company entered into agreements with respect to the Pending Acquisition. The aggregate purchase price for the Pending Acquisition is approximately $8.6 million of which $8.0 million is for the exclusive management right and $600,000 is for certain fixed assets. Approximately $6.6 million of the aggregate purchase price is payable in cash and approximately $2.0 million is payable in shares of Common Stock based on the average market price of the Common Stock for the ten trading day period prior to closing, subject to a minimum and maximum price per share. In June 1997, the Company consummated the San Diego Acquisition for an aggregate purchase price of $900,000, partially consisting of $50,000 in cash and 145,454 shares of Common Stock. An additional $650,000 is payable upon the achievement of certain specified milestones, at RSMC's option, in cash or in shares of the Company's Common Stock, based on the closing market price of the Common Stock on the third business day prior to issuance.

     On August 11, 1997, the Company's pending registration statement covering an offering of 6,400,000 shares of common stock for gross proceeds of $9.6 million (net proceeds of approximately $8.4 million) was declared effective by the Securities and Exchange Commission. The offering is a direct placement to selected institutional and other investors and is being managed by Vector Securities International, Inc. as Placement Agent. Closing is scheduled for Friday, August 15, 1997. Approximately $6.6 million of the proceeds will be used for the previously announced asset purchase and right-to-manage agreement with Fertility Centers of Illinois, S.C., one of the largest providers of the infertility and assisted reproductive technology services in the United States. The balance of the proceeds of this offering will be used for working capital and other general corporate purposes, including possible future acquisitions of the assets of, and the right to manage, additional physician practices.

     The Company  anticipates  that its  acquisition  strategy  will continue to require substantial capital investment. Capital is needed not only for additional acquisitions, but also for the effective integration, operation and expansion of the existing Network Sites. The Medical Practices may require capital for renovation and expansion and for the addition of medical equipment and technology. The Company intends to obtain significant additional financing over the next two years to fund its acquisition strategy.

     Under certain of its management agreements, the Company is obligated to advance funds to the Medical Practices to provide a minimum physician draw (up to an aggregate of approximately $1.3 million per annum) and to provide new services, utilize new technologies, fund projects, purchase the net accounts receivable of the Medical Practices and for other purposes. Any advances are to be repaid monthly and will bear interest at the prime rate used by the Company's primary bank in effect at the time of the advance.

     In November 1996, the Company obtained a $1.5 million revolving credit facility (the "Credit Facility") issued by First Union National Bank (the "Bank"). Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.75% per annum, which at June 30, 1997, was 9.25%. The Credit Facility terminates on April 1, 1998 and is secured by the Company's assets. On a short-term basis, the Company will continue to finance its operations from its current working capital and may, from time to time, make additional borrowings under the Credit Facility. At June 30, 1997, $250,000 was outstanding under the Credit Facility. At July 16, 1997, $250,000 was outstanding under the Credit Facility. In June 1997, the Company obtained a commitment from the Bank for a new $4.0 million non-restoring credit facility (the "New Credit Facility"). Borrowings under the New Credit Facility will bear interest at the Bank's prime rate plus 1.0% per annum. Borrowings outstanding under the New Credit Facility at September 30, 1998 will convert into a four year term loan. Any amounts borrowed under the New Credit Facility will permanently reduce amounts available for future borrowings under the New Credit Facility. The New Credit Facility will be cross-collateralized and cross-defaulted with the Credit Facility. The Bank's commitment under the New Credit Facility is subject to, among other things, the consummation of the Pending Acquisition. On a short-term basis, the Company will continue to finance its operations from its current working capital and may, from time to time, make additional borrowings under the Credit Facility and the New Credit Facility.

     The Company has commitments to fund clinical services development pursuant to various collaboration agreements. Effective July 1, 1995, the Company entered into a new three-year agreement with Monash University that provides for Monash to conduct research in ART services and techniques to be funded by a minimum annual payment of 220,000 Australian dollars, the results of such research to be jointly owned by the Company and Monash. If certain milestones are met as specified in this agreement, the Company's annual payment may be a maximum of 300,000 Australian dollars in year two and 380,000 Australian dollars in year three. Minimum payments of 55,000 Australian dollars and payments for the attainment of certain research milestones will be made quarterly throughout the term of this agreement. The Company expensed approximately $72,000 and $80,000 under this agreement in the first half of 1997 and in the first half of 1996, respectively.

     As of June 30, 1997, dividend payments of $397,000 on the Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") were in arrears. The Company does not anticipate the payment of any dividends on the Convertible Preferred Stock in the foreseeable future.

New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). The Company will adopt SFAS No. 128 for its fiscal year ending December 31, 1997. The Company does not anticipate the effect on earnings to be material.

Fluctuations in Quarterly Results

     The Company's revenues are typically lower during the first quarter of the Company's fiscal year. This lower level of revenues is primarily attributable to the commencement of fertility treatment by the patients of the Medical Practices at the beginning of the calendar year. Quarterly results also may be materially affected by the timing of acquisitions and the timing and magnitude of costs related to acquisitions. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

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

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.
                        Not applicable.

     Item 2.      Changes in Securities.
                        In June 1997, the Registrant consummated the acquisition of certain assets of and the right to manage the Reproductive Sciences Medical Center, Inc. The Registrant issued 145,454 shares of Common Stock as partial payment of the consideration for this acquisition.

                        In June 1997, the Registrant issued 41,058 shares of Common Stock to the MPD Medical Associates, P.C., as partial payment of the consideration for entering into a new management agreement relating to the Long Island Network Site.

     Item 3.      Defaults Upon Senior Securities.
                        As of August 12, 1997, dividend payments of $397,000 on the Convertible Preferred Stock were in arrears.

     Item 4.      Submission of Matters to Vote of Security Holders.

                        At an annual shareholders' meeting held on June 10, 1997, the following matters were approved: 1) election of six directors, 2) approval and ratification of an amendment to the Company's 1992 Incentive and Non-Incentive Stock Option Plan, 3) the appointment of Price Waterhouse LLP as the independent accountants of the Company.

                     The respective vote tabulations are detailed below:

                                                                           Shares Voted
                  Proposal 1 - Directors             For              Against     Abstained    Non-Votes
                  ----------------------             ---              -------     ---------    ---------
                  Gerardo Canet                    7,032,028          303,558      --            --
                  Vicki L. Baldwin                 7,032,637          302,949      --            --
                  Elliott D. Hillback, Jr.         7,031,937          303,649      --            --
                  Sarason D. Liebler               7,032,337          303,249      --            --
                  Patricia M. McShane, M.D.        7,032,237          303,349      --            --
                  Lawrence Stuesser                7,032,337          303,249      --            --

                  Proposal 2
                  ----------
                  Amendment to the Company's
                  1992 Incentive and Non-Incentive
                  Stock Option Plan                6,574,657          529,831       10,977     220,121

                  Proposal 3
                  ----------
                  Reappointment of Price
                  Waterhouse LLP                   7,305,687           14,260       15,639        --



   Item 5.        Other Information.
                        On August 11, 1997, the Company's pending registration statement covering an offering of 6,400,000 shares of common stock for gross proceeds of $9.6 million (net proceeds of approximately $8.4 million) was declared effective by the Securities and Exchange Commission. The offering is a direct placement to selected institutional and other investors and is being managed by Vector
                        Securities International, Inc. as Placement Agent. Closing is scheduled for Friday, August 15, 1997. Approximately $6.6 million of the proceeds will be used for the previously announced asset purchase and right-to-manage agreement with Fertility Centers of Illinois, S.C., one of the largest providers of the infertility and assisted reproductive technology services in the United States. The balance of the proceeds of this offering will be used for working capital and other general corporate purposes, including possible future acquisitions of the assets of, and the right to manage, additional physician practices.

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


                                                     INTEGRAMED AMERICA, INC.
                                                     (Registrant)




Date:    August 13, 1997                    By:      /s/ Dwight P. Ryan
                                                     ------------------
                                                     Dwight P. Ryan
                                                     Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

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

10.81    --   Management Agreement between Registrant and Reproductive  Sciences
              Medical Center, Inc. (4)

10.82    --   Asset Purchase  Agreement  between  Registrant and Samuel H. Wood,
              M.D., Ph.D. (4)

10.83    --   Personal Responsibility Agreement between Registrant and Samual H.
              Wood, M.D., Ph.D. (4)

10.84    --   Physician-Shareholder  Employment  Agreement between  Reproductive
              Sciences Medical Center, Inc. and Samuel H. Wood, M.D., Ph.D. (4)

10.85    --   Physician-Shareholder  Employment  Agreement between  Reproductive
              Endocrine & Fertility Consultants,  P.A. and Elwyn M. Grimes, M.D.
              (4)

10.86    --   Amendment  to  Management   Agreement   between   Registrant   and
              Reproductive Endocrine & Fertility Consultants, P.A. (4)

10.87    --   Amendment to Management Agreement between Registrant and Fertility
              Centers of Illinois, S.C. dated May 2, 1997 (4)

10.88    --   Management   Agreement   between   Registrant   and  MPD   Medical
              Associates, P.C. dated June 2, 1997 (4)

10.89    --   Physician-Shareholder  Employment  Agreement  between  MPD Medical
              Associates P.C. and Gabriel San Roman, M.D. (4)

10.90    --   Amendment No. 2 to Management  Agreement  between  Registrant  and
              Fertility Centers of Illinois, S.C. dated June 18, 1997 (4)

10.91    --   Commitment Letter dated June 30, 1997 between Registrant and First
              Union National Bank (3)

11       --   Computation of Net Loss Per Share of Common Stock

27       --   Financial Data Schedule



(1) Incorporated by reference to the Exhibit with the identical exhibit number to Registrant's current Report on Form 8-K dated January 20, 1997.

(2) Incorporated by reference to the Exhibit with the identical number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to the Exhibit with the identical exhibit number to Registrant's Registration Statement on Form S-1 (Registration No. 333-26551) filed with the Securities and Exchange Commission on May 6, 1997.

(4) Incorporated by reference to the Exhibit with the identical exhibit number to Registrant's Registration Statement on Form S-1 (Registration No. 333-26551) filed with the Securities and Exchange Commission on June 20, 1997.