Form 10-K/A
period 1996-12-31
INTEGRAMED AMERICA INC
filed 1997-08-18
CIK 885988

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                      ------------------------------------

                                   FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to

                           Commission File No. 0-20260
                           Commission File No. 1-11440

                                IntegraMed, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                    06-1150326
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         One Manhattanville Road
           Purchase, New York                             10577
(Address of principal executive offices)                (Zip Code)

                                 (914) 253-8000
              (Registrant's telephone number, including area code)

                      ------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

        Series A Cumulative Convertible Preferred Stock, $1.00 par value
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CRF ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [X]

     Aggregate market value of voting stock (Common Stock,$.01 par value and Preferred Stock, $1.00 par value) held by non-affiliates of the Registrant was approximately $30.7 million on August 15, 1997 based on the closing sale price of the Common Stock and Preferred Stock on such date.

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding was approximately 16,174,152 on August 15, 1997.

================================================================================

                                     PART I

ITEM 1. BUSINESS

Company Overview

      IntegraMed America, Inc. (the "Company") is a physician practice management company specializing in women's health care, with a focus on infertility and assisted reproductive technology ("ART") services as well as health care services to peri- and post-menopausal women. The Company provides management services to a nationwide network of medical providers that currently consists of ten sites (each, a "Network Site"). Each Network Site consists of a location or locations where the Company has a management agreement with a physician group or hospital (each, a "Medical Practice") which employs the physicians or where the Company directly employs the physicians. In February 1997, the Company entered into a management agreement with Fertility Centers of Illinois, S.C. ("FCI"), one of the largest providers of infertility and ART services in the United States (the "Pending Acquisition"). Upon consummation of the Pending Acquisition, the Company's network will consist of 11 Network Sites and 21 locations.

      Until 1996, the Company was focused exclusively on providing management services to Medical Practices in the area of infertility and ART services. During 1996, the Company, with the acquisition of a medical practice in Florida, broadened its focus to include health care services to peri- and post-menopausal women (ages 40-50 and over 50, respectively). As a result, the Company established two divisions: the Reproductive Science Center Division (the "RSC Division"), which provides management services to Medical Practices focused on infertility and ART services, and the Adult Women's Medical Division (the "AWM Division"), which provides management services to Medical Practices focused on health care services for peri- and post-menopausal women.

Industry

      Physician Practice Management

      The health care industry in the United States is undergoing significant changes in an effort to manage costs more efficiently while continuing to provide high quality health care services. The United States Health Care Financing Administration has estimated that national health care expenditures in 1994 were over $900 billion, with approximately $180 billion directly attributable to physician services. Historically, health care in the United States has been delivered through a fragmented system of health care providers.

      Concerns over the accelerating costs of health care have resulted in increased pressures from payors, including governmental entities and managed care organizations, on providers of medical services to provide cost-effective health care. Many payors are increasingly expecting providers of medical services to develop and maintain quality outcomes through utilization review and quality management programs. In addition, such payors typically desire that physician practices share the risk of providing services through capitation and other arrangements that provide for a fixed payment per member for patient care over a specified period of time. This focus on cost-containment and financial risk sharing has placed physician groups and sole practitioners at a significant competitive disadvantage because they typically have high operating costs, limited purchasing power with suppliers and limited abilities to purchase expensive state-of-the-art equipment and invest cost- effectively in sophisticated information systems.

      In response to reductions in the levels of reimbursement by third-party payors and the cost-containment pressures on health care providers, physicians are increasingly seeking to affiliate with larger organizations, including physician practice management companies, which manage the nonmedical aspects of physician practices, such as billing, purchasing and contracting with payor entities. In addition, affiliation with physician practice management companies provides physician groups and sole practitioners with improved access to (i) state-of-the-art laboratory facilities, equipment and supplies, (ii) the latest technology and diagnostic and clinical procedures, (iii) capital and informational, managerial and administrative resources and (iv) access to managed care relationships.

      The trends that are leading physicians to affiliate with physician practice management companies are magnified in the fields of reproductive medicine and adult women's health care due to several factors, including (i) the increasingly high level of specialized skills and technology required for comprehensive patient treatment, (ii) the capital intensive nature of acquiring and maintaining state of-the-art medical equipment and laboratory and clinical facilities, (iii) the need to develop and maintain specialized management information systems to meet the increasing demands of technological advances, patient monitoring and third-party payors, and (iv) the need for seven-days-a-week service to respond to patient needs and to optimize the outcomes of patient treatments.

      Reproductive Medicine

      Reproductive medicine encompasses several medical disciplines that focus on male and female reproductive systems and processes. Within the field of reproductive medicine, there are several subspecialties, such as obstetrics and gynecology, infertility and reproductive endocrinology. While there are many reasons why couples have difficulty conceiving, the single most prominent course of infertility therapy involves management of the women's endocrine system to optimize an opportunity for pregnancy. Most obstetricians perform ovulation induction, and many gynecologists perform conventional infertility treatments. Infertility specialists are gynecologists who perform more sophisticated medical and surgical infertility treatments. Reproductive endocrinology refers to the diagnosis and treatment of all hormonal problems that lead to abnormal reproductive function or have an effect on the reproductive organs. Reproductive endocrinologists are physicians who have completed four years of residency training in obstetrics and gynecology and have at least two years of additional training in an approved subspecialty fellowship program.

      Conventional infertility services include diagnostic tests performed on the female, such as endometrial biopsy, laparoscopy/hysteroscopy examinations and hormone screens, and diagnostic tests performed on the male, such as semen analysis and tests for sperm antibodies. Depending on the results of the diagnostic tests performed, conventional treatment options may include, among others, fertility drug therapy, artificial insemination and infertility surgeries. These conventional infertility services are not classified as ART services. Current types of ART services include in vitro fertilization, gamete intrafallopian transfer, zygote intrafallopian transfer, tubal embryo transfer, frozen embryo transfer and donor egg programs. Current ART techniques used in connection with ART services include intra-cytoplasmic sperm injection, assisted hatching and cryopreservation of embryos.

      According to The American Society for Reproductive Medicine, it is estimated that in 1995 approximately 10% of women between the ages of 15 and 44, or 6.1 million women, had impaired fertility. The Company believes that approximately 2.5 million women with impaired fertility seek care in any year. According to industry sources, annual expenditures relating to infertility services exceed $1 billion. The Company believes that multiple factors over the past several decades have affected fertility levels. A demographic shift in the United States toward the deferral of marriage and first birth has increased the age at which women are first having children. This, in turn, makes conception more difficult and increases the risks associated with pregnancy, thereby increasing the demand for ART services. In addition, the technological advances in the diagnosis and treatment of infertility have enhanced treatment outcomes and the prognoses for many couples.

      Traditionally, conventional infertility services generally have been covered by managed care payors and indemnity insurance, while ART services have been paid for directly by patients. Currently, there are several states that mandate offering benefits of varying degrees for infertility services, including ART services. In some states, the mandate is limited to an obligation on the part of the payor to offer the benefit to employers. In Massachusetts, Rhode Island, Maryland, Arkansas, Illinois and Hawaii, the mandate requires coverage of conventional infertility services as well as ART services.

      In the United States, there are approximately 38,000 OB/GYNs and approximately 600 reproductive endocrinologists. There are approximately 250 facilities providing ART services in the United States, of which approximately half are hospital-affiliated and half are free-standing physician practices. Increasingly, hospital affiliated programs are moving out of the hospital and into lower cost physician practice settings.

      Adult Women's Health Care

      The wide range of medical conditions that frequently emerge in women in menopause comprise a critical element of adult women's health care. When many women reach menopause, they begin to experience a number of associated physical and psychological conditions. For example, women entering menopause frequently have a condition known as estrogen deficiency. Low levels of estrogen have been associated with osteoporosis, cardiovascular disease, and metabolic and endocrine disorders. Furthermore, women in menopause are at increased risk for a number of other conditions, including various cancers, arthritis, urinary incontinence and visual and hearing disorders. In addition to the range of physical symptoms, women in menopause frequently experience psychological disorders, including depression and other emotional problems.

      In the United States, there are over 20 million peri-menopausal women (ages 40-50) and approximately 39 million post-menopausal women (over age 50). An additional 42 million women in the United States will reach age 50 over the next 20 years. Most women in the peri-menopausal range are asymptomatic, but have underlying health issues that begin to emerge with the onset of menopause. Traditionally, women in menopause have been treated by their OB/GYN with hormone replacement therapy and are referred to a specialist if there is suspicion of more complicated health problems. The additional conditions and symptoms associated with menopause are typically treated by a disconnected array of other physicians, including those specializing in primary care, endocrinology, internal medicine, orthopedic medicine, psychiatry and others, often leading to increased patient inconvenience and higher costs.

      The Company believes there is a significant unmet medical need for a comprehensive diagnostic and treatment approach to the broad range of medical conditions that emerge in peri- and post-menopausal women. While a number of physician practice management companies have developed a focus on obstetrics and gynecology, the Company believes that there are currently no well organized medical delivery systems that fully address the preventative and therapeutic needs of peri- and post-menopausal woman. The Company believes that peri- and post-menopausal women's health and well being can be vastly improved through a comprehensive program of preventative and curative treatment and guidance.

Company Strategy

      The Company's objective is to develop, manage and integrate a nationwide network of Medical Practices specializing in the provision of high quality, cost-effective women's health care services. The primary elements of the Company's strategy include (i) establishing additional Network Sites, (ii) further developing the AWM Division, (iii) increasing revenues at the Network Sites, (iv) increasing operating efficiencies at the Network Sites and (v) developing a nationwide, integrated information system.

      Establishing Additional Network Sites

      The Company intends to further develop its nationwide network of Medical Practices by acquiring certain assets of and the right to manage leading physician practices in the Company's two areas of focus. The Company will primarily focus its acquisition activities on larger group practices operating in major cities. The Company believes that a number of beneficial factors will contribute to the successful expansion of its network. These factors include (i) the high quality reputation of the Company in providing management services in the areas of infertility and ART services and adult women's health care, (ii) the Company's experience and expertise in increasing revenues and lowering costs at its Medical Practices, (iii) the Company's success in improving patient outcomes by providing management services to its Medical Practices and (iv) the Company's affiliations and relationships with leading academic institutions, health care companies and managed care organizations and other third-party payors.

      Further Developing the AWM Division

      With the establishment of its current AWM Network Site, the Company has developed a clinical care model whereby it can effectively provide the broad range of medical services necessary for the treatment of peri- and post-menopausal women. The Company's AWM Network Site offers a multidisciplinary approach, integrating "under one roof" the physicians and other medical specialists necessary for the prevention, diagnosis and treatment of peri- and post-menopausal conditions. The Company intends to acquire and manage the practices of leading gynecologists and integrate these practices with other specialty physicians and professionals focused on adult women's health care. In addition, the Company intends to continue to expand the participation of the AWM Division in the clinical testing of new drugs to treat women's health care conditions and the promotion of educational programs relating to menopause.

      Increasing Revenues at the Network Sites

      The Company intends to increase revenues derived under its management agreements by assisting the Medical Practices in (i) adding additional physicians to achieve multi-physician group practices with sizable market presence, (ii) adding services offered at the Medical Practices which have previously been outsourced, such as laboratory and ART services, (iii) increasing marketing and practice development efforts and (iv) increasing the participation of the Medical Practices in clinical trials of new drugs under development.

      Increasing Operating Efficiencies at the Network Sites

      The Company intends to increase the operating efficiencies of its current Network Sites as well as future Network Sites to be acquired. By consolidating the overhead of the Network Sites, including staffing, purchasing and financial reporting and controls, the Company believes that it can significantly reduce the time and costs associated with managing the operating and financial aspects of individual Medical Practices. For example, Medical Practices will be able to reduce the costs of supplies, drugs, equipment, services and insurance by contracting through the Company on a consolidated group basis. In addition, by eliminating the administrative and management burdens of running a Medical Practice, the Company enables physicians to devote a greater portion of their efforts and time to meeting the medical needs of their patients, which the Company believes leads to improved clinical outcomes and greater patient satisfaction at lower costs.

      Developing a Nationwide, Integrated Information System

      The Company plans to utilize its established base of Network Sites to develop a nationwide, integrated information system to collect and analyze clinical, patient, administrative and financial data. The Company believes it will be able to use this data to control expenses, measure patient outcomes, improve patient care, develop and manage utilization rates and maximize reimbursements. The Company also believes an integrated information system will allow the Medical Practices to more effectively compete for and price managed care contracts, in large part because an information network can provide these managed care organizations with access to patient outcomes and cost data.

Management Services

      The Company provides comprehensive management services to support the Medical Practices in each of its divisions. In particular, the Company provides
(i) administrative services, including accounting and finance, human resource functions and purchasing supplies and equipment, (ii) access to capital, (iii) marketing and practice development, (iv) information systems and assistance in developing clinical strategies and (v) access to technology. These services allow the physicians to devote a greater portion of their efforts and time to meeting the medical needs of their patients, which the Company believes leads to improved outcomes and greater patient satisfaction at lower costs.

      Administrative Services

      The Company provides all of the administrative services necessary for the non-medical aspects of the Medical Practices, including (i) accounting and finance services, such as billing and collections, accounts payable, payroll, and financial reporting and planning, (ii) recruiting, hiring, training and supervising all non-medical personnel, and (iii) purchasing of supplies, pharmaceuticals, equipment, services and insurance. By providing the Medical Practices relief from increasingly complex administrative burdens, the Company enables physicians at the Medical Practices to devote their efforts on a concentrated and continuous basis to the rendering of medical services. Furthermore, the economies of scale inherent in a network system enable the Company to reduce the operating costs of its affiliated Medical Practices by centralizing certain management functions and by contracting for group purchases.

      Access to Capital

      The Company provides the Network Sites increased access to capital. Increased access to capital allows for expansion and growth of the Medical Practices, as well as the acquisition of state-of-the-art laboratory, diagnostic and clinical facilities needed to conduct advanced procedures and to achieve successful clinical outcomes. For example, many ART procedures, which are being performed in hospital settings, result in higher costs and less revenues to the physicians. By providing ART facilities, the Company enables Medical Practices to reduce costs and increase revenues by removing these procedures from hospital settings.

      Marketing and Practice Development

      In today's highly competitive health care environment, marketing and practice development are essential for the growth and success of physician practices. However, these marketing and development efforts are often too expensive for many physician practice groups. Affiliation with the Company's network provides physicians access to significantly greater marketing and practice development capabilities than would otherwise be available. The Company's marketing services focus on revenue and referral enhancement, relationships with local physicians, media and public relations and managed care contracting.

      The Company believes that participation in its network will assist Medical Practices in establishing contracts with managed care organizations. With respect to the RSC Division, the Company believes that integrating infertility physicians with ART facilities produces a full service Medical Practice that can compete more effectively for managed care contracts. With respect to the AWM Division, the Company believes that the clinical care model developed at the AWM Network Site and the preventative nature of the services offered will be well received by managed care organizations.

      Information Systems and Clinical Strategies

      The Company provides the Medical Practices with information systems and assists Medical Practices in developing clinical strategies and implementing quality assurance and risk management programs in order to improve patient care and clinical outcomes. For example, the RSC Division has instituted a pregnancy rate improvement program that focuses the physicians and laboratory technicians on the principal elements necessary to achieve successful outcomes and incorporates periodic quality review programs. The Company believes that this program has contributed to improved pregnancy rates at the RSC Network Sites. Physicians at the Medical Practices also can access a number of customized practice and research based systems designed by the Company for analyzing clinical data.

      Access to Technology

      By affiliating with the Company's network, Medical Practices gain access to advanced technologies, as well as diagnostic and clinical procedures. For example, through participation in clinical trials of new drugs under development for major pharmaceutical companies, Medical Practices have the opportunity to apply technologies developed in a research environment to the clinical setting. Additionally, participation in clinical trials gives Medical Practices preferential involvement in cutting edge therapies and provide these practices with an additional source of revenue. Furthermore, the Company sponsors research conducted at leading ART programs, including Monash University, Australia.

The Network Sites

      Each of the Company's Network Sites consists of a location or locations where the Company has a management agreement with a Medical Practice, which in turn employs the physicians or where, in the case of the AWM Network Site, the Company owns the Medical Practice and directly employs the physicians. All of the Network Sites are managed by the Company except for the AWM Network Site which is owned by the Company. At certain Network Sites, Medical Practices have agreements with physicians who are not employed by the particular Medical Practices or the Company for such physicians to use the Network Sites' facilities.

      Current Network Sites

      The Company currently has a nationwide network consisting of ten Network Sites with 15 locations in eight states and the District of Columbia and 45 physicians. Upon consummation of the Pending Acquisition, the Company's network will consist of 11 Network Sites with 21 locations in nine states and the District of Columbia and 50 physicians. The following table describes in detail each Network Site:

-------------------------------------------------------------------------------------------------------
                                                                                            Initial
                                                                  Number of   Number of    Management
          Network Site                               City         Locations Physicians(1) Contract Date
          ------------                               ----         --------- ------------- -------------
RSC DIVISION
Reproductive Science Center of Boston            Waltham, MA          2           6       July 1988
Reproductive Science Associates                  Mineola, NY          1          10       June 1990
                                                 (Long Island)
Institute of Reproductive Medicine and
   Science of Saint Barnabas Medical Center      Livingston, NJ       1           5       December 1991
Reproductive Science Center of
   Greater Philadelphia                          Wayne, PA            2           7       May 1995
Reproductive Science Associates                  Kansas City, MO      1           2       November 1995
Reproductive Science Center of Walter Reed
   Army Medical Center                           Washington, DC       1           5       December 1995
Reproductive Science Center of Dallas            Carrollton, TX       1           1       May 1996
Reproductive Science Center of the Bay Area
   Fertility and Gynecology Medical Group        San Ramon, CA        1           3       January 1997
Fertility Centers of Illinois, S.C.              Chicago, IL          6           5       Pending(2)
Reproductive Sciences Medical
   Center of San Diego                           La Jolla, CA         2           2       June 1997

AWM DIVISION
Women's Medical & Diagnostic Center              Gainesville, FL      3           4       June 1996 (3)
-------------------------------------------------------------------------------------------------------

----------
(1) Includes physicians employed by the Medical Practices or the Company, as well as physicians who have arrangements to utilize the Company's facilities.

(2) On February 28, 1997, the Company entered into agreements to acquire certain assets of and the right to manage FCI.

(3)  Represents the date of acquisition of the AWM Network Site.

      Recent Acquisitions

      Since May 1996, the Company has acquired certain assets of three Medical Practices to establish three new RSC Network Sites and directly acquired two Medical Practices to establish the AWM Network Site.

      In May 1996, the Company acquired certain assets of and the right to manage the Reproductive Science Center of Dallas in Carrollton, Texas, a provider of conventional infertility and ART services. The aggregate purchase price was approximately $701,500, consisting of $244,000 in cash and a $457,500 promissory note.

      In June 1996, the Company, through its wholly-owned subsidiary INMD Acquisition Corp., acquired the Merger Companies and 51% of the outstanding stock of NMF to establish the AWM Division. In exchange for the shares of the Merger Companies, the Company paid cash in an aggregate amount of $350,000 and issued 666,666 shares of Common Stock. In addition, Gerardo Canet was granted an irrevocable proxy to vote the shares of Common Stock issued in the transaction through September 30, 1997. In exchange for 51% of the outstanding stock of NMF, the Company paid $50,000 and issued a $600,000 promissory note. In December 1996, the Company acquired Hinshaw and merged Hinshaw's operations into the AWM Division. The aggregate purchase price for Hinshaw was $465,200, of which $235,200 was paid in cash and the balance is payable in four equal installments of $55,000 commencing December 31, 1997. Effective March 31, 1997, Morris Notelovitz, M.D., Ph.D., the principal stockholder of the Merger Companies, terminated his employment arrangement with the Company.

      In January 1997, the Company acquired certain assets of the Bay Area Fertility and acquired the right to manage the Bay Area Fertility and Gynecology Medical Group, Inc., a California professional corporation which is the successor to Bay Area Fertility's medical practice. The aggregate purchase price was approximately $2.1 million, consisting of $1.5 million in cash and 333,333 shares of Common Stock.

      In June 1997, the Company acquired certain assets of and the right to manage RSMC. The aggregate purchase price for the San Diego Acquisition was approximately $900,000, consisting of $50,000 in cash and 145,454 shares of Common Stock payable at closing and $650,000 payable upon the achievement of certain specified milestones, at RSMC's option, in cash or in shares of the Company's Common Stock, based on the closing market price of the Common Stock on the third business day prior to issuance. In addition, RSMC granted Gerardo Canet an irrevocable proxy to vote the shares of Common Stock issued to it in the San Diego Acquisition with respect to the election of directors and certain other matters for a two year period from the date of issuance of such shares.

      Pending Acquisition

      In February 1997, the Company entered into agreements to acquire certain assets of and the right to manage FCI, a physician group practice comprised of five physicians and six locations in the Chicago, Illinois area. The aggregate purchase price for the Pending Acquisition is approximately $8.6 million, approximately $6.6 million of which is payable in cash and approximately $2.0 million of which is payable in shares of Common Stock, the exact number of which will be determined based on the average market price of the Common Stock for the ten trading day period on the third business day prior to closing of the Pending Acquisition, subject to a minimum and maximum price per share. The Company has agreed to cause a nominee of FCI to be appointed as a director of the Company upon consummation of the Pending Acquisition and nominated as a director of the Company at the first annual meeting of stockholders after consummation of the Pending Acquisition. In addition, FCI will grant Gerardo Canet an irrevocable proxy to vote the Common Stock issued to it in the Pending Acquisition with respect to the election of directors and certain other matters for a two-year period following the closing of the Pending Acquisition. The closing of the Pending Acquisition is conditioned upon the Company's raising at least $6.0 million in capital by August 28, 1997 and other customary closing conditions.

      The Company is evaluating and is engaged in discussions with regard to several potential acquisitions. However, except with respect to the Pending Acquisition, the Company has no agreements relating to any acquisitions and there can be no assurance that any definitive agreements will be entered into by the Company or that any additional acquisitions will be consummated.

Clinical and Medical Services

      RSC Network Sites

      The RSC Network Sites offer conventional infertility and ART services and the majority of the RSC Network Sites have a state-of-the-art laboratory providing the necessary diagnostic and therapeutic services. Multi-disciplinary teams help infertile couples identify and address distinct physical, emotional, psychological and financial issues related to infertility. Following a consultation session, a patient couple is advised as to the treatment that has the greatest probability of success in light of the couple's specific infertility problem. At this point, a couple may undergo conventional infertility treatment or, if appropriate, may directly undergo ART treatment.

      Infertility and ART Services

      Conventional infertility procedures include diagnostic tests performed on the female, such as endometrial biopsy, post-coital test, laparoscopy examinations as well as hormone screens, and diagnostic tests performed on the male, such as semen analysis and tests for sperm antibodies. Depending on the results of the diagnostic tests performed, conventional services may include fertility drug therapy, tubal surgery and intrauterine insemination ("IUI"). IUI is a procedure utilized generally to address male factor or unexplained infertility. Depending on the severity of the condition, the man's sperm is processed to identify the most active sperm for insemination into the woman, who must have a normal reproductive system for this procedure. Such conventional infertility services are not classified as ART services and are traditionally performed by infertility specialists.

      Current types of ART services include in vitro fertilization ("IVF"), gamete intrafallopian transfer ("GIFT"), zygote intrafallopian transfer ("ZIFT"), tubal embryo transfer ("TET"), frozen embryo transfer ("FET") and donor egg programs. IVF is performed by combining an egg and sperm in a laboratory and, if fertilization is successful, transferring the resulting embryo into the woman's uterus. GIFT is performed by inserting an egg and sperm directly into a woman's fallopian tube with a resulting embryo floating into the uterus. ZIFT and TET are procedures in which an egg is fertilized in the laboratory and the resulting embryo is then transferred to the woman's fallopian tube. ZIFT and TET are identical except for the timing of the transfer of the embryo. FET is a procedure whereby previously harvested embryos are transferred to the woman's uterus. Women who are unable to produce eggs but who otherwise have normal reproductive systems can use the donor egg program in which a donor is recruited to provide eggs for fertilization that are transferred to the recipient woman. Current techniques used in connection with ART services include intra-cytoplasmic sperm injection, assisted hatching and cryopreservation of embryos.

      Development of New Clinical Services

      Since 1989, the Company has sponsored research by Monash University in Melbourne, Australia ("Monash") relating to the development of new ART services and techniques. In July 1995, the Company entered into a three-year agreement with Monash University which provides for Monash to conduct research in ART and human fertility to be funded by a minimum annual payment of 220,000 Australian dollars by the Company, the results to be jointly owned by the Company and Monash. If certain milestones are met as specified in the agreement, the Company's annual payment may be a maximum of 300,000 Australian dollars in year two and 380,000 Australian dollars in year three. Minimum payments of 55,000 Australian dollars and payments for the attainment of certain research milestones will be made quarterly throughout the term of the agreement from July 1, 1995 until June 30, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." This research led to the world's first birth of a healthy infant from immature oocyte (egg) technology in 1994. Immature oocyte services involve using transvaginal ultrasound-guided aspiration to obtain immature oocytes from a woman's ovaries, maturing and fertilizing of the oocytes in vitro and transferring one or more of the resulting embryos into the woman's uterus for development of a possible pregnancy. The Company anticipates that this technology may, in certain circumstances, facilitate treatment of infertility by stimulating follicular development without the use of drugs.

      The Company also has sponsored research by Genzyme Genetics, a division of Genzyme Corp., relating to preimplantation embryo genetic testing (the fusion of advances in genetic testing and embryology). Pursuant to the terms of the agreement, each party was required to fund certain costs relating to the research projects as well as to contribute up to an aggregate of $300,000 to fund the joint development program. This agreement terminated in December 1996. The Company retains the right to technology developed prior to the termination. The Company believes that preimplantation embryo genetic testing could potentially offer infertile couples utilizing ART services a higher probability of the birth of a healthy baby after fertilization, as well as offer fertile couples at high risk of transmitting a genetic disorder the option to utilize ART services to achieve pregnancy with a higher degree of certainty that the fetus will be free of the genetic disorder for which it was tested.

      Laboratory Services

      At a majority of the RSC Network Sites, facilities are available for Medical Practices to perform diagnostic endocrine and andrology laboratory tests on patients receiving infertility and ART services. Endocrine tests assess female hormone levels in blood samples, while andrology tests analyze semen samples. These tests are often used by the physician to determine an appropriate treatment plan. In addition, the majority of the RSC Network Sites generate additional revenue by providing such endocrine and andrology laboratory tests for non-affiliated physicians in the geographic area.

      AWM Network Site

      The Company's AWM Network Site represents the clinical care model for future AWM Network Sites. The AWM Network Site focuses on the identification and treatment needs of peri- and post-menopausal women and incorporates both preventative and curative health care. The AWM Network Site combines specialty physicians and other health professionals to offer a multidisciplinary approach to the diagnosis and treatment of health care problems common to peri- and post-menopausal women. Such problems include cardiovascular disease, incontinence, osteoporosis, metabolic and endocrine conditions, and emotional and psychological disorders. The Company currently employs two OB/GYNs, one family practice physician and one radiologist at the AWM Network Site and has entered into arrangements with a nutritionist, a physical therapist and a psychologist. The AWM Division concentrates its efforts in the following three areas: clinical care, clinical research and educational programs.

      Clinical Care

      The AWM Division has adopted a clinical care model based on the fact that the health risk factors of peri- and post-menopausal women can be objectively measured and once identified, treated. Clinical services include complete cardiovascular assessment, urodynamic analysis, bone densitometry, hormone replacement therapy, physical therapy, exercise stress testing, nutrition assessment/dietary recommendation, psychological/sexual counseling, as well as mammography and laboratory tests designed to provide early detection of cancers of the breast, colon and reproductive organs.

      Recent studies have indicated that with proper preventive medical care, lifestyle changes, diet and exercise, the health risk factors of women aged 40 to 65 can be significantly reduced. Early intervention can reduce the risk factors for osteoporosis and heart disease, and early detection of problems such as breast and other cancers can increase survival rates.

      Clinical services are provided at the AWM Network Site by physicians and health professionals who specifically focus on peri-and post-menopausal women. The Company believes that the provision of medical services by physicians familiar with the diagnosis and treatment of the symptoms and conditions that develop at menopause will result in improved quality of patient care. Additionally, the Company believes that having physicians with a number of specializations available at the same location should lead to improved patient convenience and satisfaction. The Company also believes that the focus on preventive treatment and cost-containment at the AWM Network Site will be well received by managed care organizations and other third-party payors.

      Clinical Research

      The AWM Division contracts with major pharmaceutical companies to perform clinical trials on new drugs under development to determine the safety and efficacy of such drugs. Since June 1996, the AWM Division has been involved in approximately 24 clinical trials with 14 pharmaceutical companies. The Company believes that participation in these clinical trials provides access to advanced therapies for patients not otherwise readily available and generates additional revenue for the Company and the Medical Practices. The Company believes that pharmaceutical companies retain the physicians at the Medical Practices to conduct clinical trials due to the quality of such physicians, the Company's ability to recruit subjects for the clinical trials, and the Company's experience with the clinical protocols and record keeping necessary for such clinical trials.

      Educational Programs

      The AWM Division offers multifaceted educational programs designed to increase patient compliance, attract new patients and educate peri- and post-menopausal women on related health care and quality of life issues. For example, the AWM Division offers support groups, lectures, resource materials and products designed specifically for the needs of adult women. The AWM Division also publishes the Women's Health Digest, a quarterly publication which is distributed nationally and includes articles on traditional and non-traditional medical therapies as well as important breakthroughs in women's health care and topics that enhance the quality of life. In addition, the AWM Division has a 1-900 number available to answer common questions women have regarding their own health.

Network Site Agreements

      In establishing a Network Site in states in which there are prohibitions restricting commercial enterprises from owning medical service companies, the Company typically (i) acquires certain assets of a physician practice, (ii) enters into a long-term management agreement with the physician practice under which the Company provides comprehensive management services to the physician practice, (iii) requires that the physician practice enter into long-term employment agreements containing non-compete provisions with the affiliated physicians and (iv) assumes the principal administrative, financial and general management functions of the physician practice. Typically, the physician practice contracting with the Company is a professional corporation of which the physicians are the sole shareholders.

      Management Agreements

      Typically, the management agreements obligate the Company to pay a fixed sum for the exclusive right to manage the Medical Practice, a portion or all of which is paid at the contract signing with any balance to be paid in future annual installments. The agreements are typically for terms of ten to 20 years and are generally subject to termination due to insolvency, bankruptcy or material breach of contract by the other party. Generally, no shareholder of the Medical Practice may assign his interest in the Medical Practice without the Company's prior written consent.

      The management agreements provide that all patient medical care at a Network Site is provided by the physicians at the Medical Practice and that the Company generally is responsible for the management and operation of all other aspects of the Network Site. The Company provides the equipment, facilities and support necessary to operate the Medical Practice and employs substantially all such other non-physician personnel as are necessary to provide technical, consultative and administrative support for the patient services at the Network Site. Under certain management agreements, the Company is committed to provide a clinical laboratory. Under the management agreements, the Company may also advance funds to the Medical Practice to provide new services, utilize new technologies, fund projects, purchase the net accounts receivable, provide working capital or fund mergers with other physicians or physician groups.

      Under the Company's current form of management agreement, which is in use at five Network Sites, the Company receives as compensation for its management services a three-part management fee comprised of: (i) a fixed percentage of net revenues generally equal to 6%, (ii) reimbursed costs of services (costs incurred in managing a Network Site and any costs paid on behalf of the Network
Site) and (iii) a fixed or variable percentage of earnings after the Company's management fees and any guaranteed physician compensation, or an additional fixed or variable percentage of net revenues which generally results in the Company receiving up to an additional 15% of net revenues. The form of management agreement relating to the Pending Acquisition is substantially the same as the form of management agreement in use at these five Network Sites.

      Under another form of management agreement, which is in use at two Network Sites, the Company records all patient service revenues and, out of such revenues, the Company pays the Medical Practices' expenses, physicians' and other medical compensation, direct materials and certain hospital contract fees. Specifically, under the management agreement for the Boston Network Site, the Company guarantees a minimum physician compensation based on an annual budget primarily determined by the Company. Remaining revenues, if any, which represent the Company's management fees, are used by the Company for other direct administrative expenses which are recorded as costs of services. Under the management agreement for the Long Island Network Site, the Company's management fee is payable only out of remaining revenues, if any, after the payment of all expenses of the Medical Practice. Under these arrangements, the Company is liable for payment of all liabilities incurred by the Medical Practices and is at risk for any losses incurred in the operation thereof. The Company has recently entered into an agreement with respect to the Long Island Network Site pursuant to which the Company will receive a fixed fee (initially equal to $240,000 per annum) and reimbursed costs of services. The Company anticipates that this agreement will become effective during the second half of 1997, subject to applicable regulatory approvals and certain other conditions. If such approvals are not obtained and conditions not met, the current agreement relating to the Long Island Network Site will remain in effect.

      In addition, two of the Company's Network Sites are affiliated with medical centers. Under one of these management agreements, the Company primarily provides endocrine testing and administrative and finance services for a fixed percentage of revenues, equal to 15% of net revenues, and reimbursed costs of services. Under the second of these management agreements, the Company's revenues are derived from certain ART laboratory services performed; the Company directly bills patients for these services, and out of these revenues, the Company pays its direct costs.

      Physician Employment Agreements

      Physician employment agreements between the Medical Practices and the physicians generally provide for an initial term ranging from three to five years, which may be automatically renewed for successive intervals unless the physician or the Medical Practice elects not to renew or such agreement is otherwise terminated for cause or the death or disability of a physician. The physicians are paid based upon either the number of procedures performed or other negotiated formulas agreed upon between the physicians and the Medical Practices, and the Medical Practices provide the physicians with health, death and disability insurance and other benefits. The Medical Practices are obligated to obtain and maintain professional liability insurance coverage which is procured on behalf of the physicians. Pursuant to the employment agreements, the physicians agree not to compete with the Medical Practices with whom they have contracted during the term of the agreement and for a certain period following the termination of such employment agreement. In addition, the agreements contain customary confidentiality provisions.

      In Florida, where the Company's current AWM Network Site is located, there are currently no prohibitions restricting commercial enterprises from owning medical service companies. As a result, the Company was able to acquire a direct ownership interest in the Medical Practice at the AWM Network Site. The Company entered into employment agreements (containing customary non-compete provisions) directly with the physicians at the AWM Network Site. In the event a physician's employment agreement is terminated for any reason other than death or permanent disability of the physician during the first five years, the Company is entitled to receive from the physician any unamortized purchase price paid by the Company to acquire the exclusive right to manage the Medical Practice.

      Personal Responsibility Agreements

      In order to protect its investment and commitment of resources, the Company has entered into a Personal Responsibility Agreement (a "PR Agreement") with each of the physicians in connection with the Bay Area Acquisition and with the physician shareholder in connection with the San Diego Acquisition. If the physician should cease to practice medicine through the respective contracted Medical Practice during the first five years of the related management agreement, except as a result of death or permanent disability, the PR Agreement obligates the physician to repay a ratable portion of the fee paid by the Company to the Medical Practice for the exclusive right to manage such Medical Practice. The PR Agreement also contains covenants for the physician not to compete with the Company during the term of his or her employment agreement with the Medical Practice and for a certain period thereafter. Upon consummation of the Pending Acquisition, the Company will have PR Agreements with each of the physicians at FCI. In appropriate circumstances, the Company may enter into such agreements with physicians in connection with future acquisitions.

      Affiliate Care/Satellite Service Agreements

      Medical Practices at the Network Sites may also have affiliate care agreements and satellite service agreements with physicians who are not employed by the Medical Practices or the Company located in the geographic area of the Network Sites. Under an affiliate care agreement, the Medical Practice contracts with a physician for the Medical Practice to provide certain ART services for the physician's patients. Under a satellite service agreement, the Medical Practice contracts with a physician for such physician to provide specific services for the Medical Practice's patients, such as ultrasound monitoring, blood drawing and endocrine testing.

Reliance on Third-Party Vendors

      The RSC Network Sites are dependent on three third-party vendors that produce fertility medications (Lupron, Metrodin and Fertinex) that are vital to the provision of infertility and ART services. Should any of these vendors experience a supply shortage, it may have an adverse impact on the operations of the RSC Network Sites. To date, the RSC Network Sites have not experienced any such adverse impacts.

Competition

      The business of providing health care services is intensely competitive, as is the physician practice management industry, and each is continuing to evolve in response to pressures to find the most cost-effective method of providing quality health care. The Company experiences competitive pressures for the acquisition of the assets of, and the provision of management services to, additional physician practices. Although the Company focuses on physician practices that provide infertility, ART and adult women's health care services, it competes for management contracts with other physician practice management companies, including those focused on infertility and ART services, as well as hospitals and hospital-sponsored management services organizations. If federal or state governments enact laws that attract other health care providers to the managed care market, the Company may encounter increased competition from other institutions seeking to increase their presence in the managed care market and which have substantially greater resources than the Company. There can be no assurance that the Company will be able to compete effectively with its competitors, that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets of, and provide management services for, physician practices on terms beneficial to the Company.

      The infertility industry is highly competitive and characterized by technological improvements. New ART services and techniques may be developed that may render obsolete the ART services and techniques currently employed at the RSC Network Sites. Competition in the areas of infertility and ART services is largely based on pregnancy rates and other patient outcomes. Accordingly, the ability of a Medical Practice to compete is largely dependent on its ability to achieve adequate pregnancy rates and patient satisfaction levels.

      A number of physician practice management companies have emerged with a focus on routine obstetrics and gynecology. In addition, other health care corporations, medical providers and physician practice management companies may decide to enter into the adult women's health care market, particularly if the Company's concept to establish a multi-disciplinary approach to treat peri- and post-menopausal women gains market acceptance. In addition, private practice physician groups often contract with pharmaceutical companies to perform clinical trials relating to women's health care. These physician group practices compete with the AWM Network Site in obtaining contracts for clinical trials.

Effects of Third-Party Payor Contracts

      Traditionally, ART services have been paid for directly by patients and conventional infertility services have been largely covered by indemnity insurance or managed care payors. Currently, there are several states that mandate offering certain benefits of varying degrees for infertility and ART services. In some cases, the mandate is limited to an obligation on the part of the payor to offer the benefit to employers. In Massachusetts, Rhode Island, Maryland, Arkansas, Illinois and Hawaii, the mandate requires coverage of conventional infertility services as well as certain ART services.

      Over the past few years much attention has been focused on clinical outcomes in managed care. Infertility is a disorder which naturally lends itself to developing a managed care plan. First, infertility has a clearly defined endpoint: an infertile couple either conceives or does not conceive. Second, the treatment regimens and protocols used for treating infertile couples have predictable outcomes that make it possible to develop statistical tables for the probability of success. Third, it is possible to develop rational treatment plans over a limited period of time for infertile couples. However, there can be no assurance that third-party payors will increase reimbursement coverage for ART services.

      The RSC Division has invested in information technology that takes into consideration the cost structure of a full service practice, the probability of achieving clinical success, and defined treatment plans which result in improved outcomes and reduced costs. The Company estimates that the majority of the couples participating in infertility and ART services at an RSC Network Site, other than in Massachusetts, have greater than 50% of their costs reimbursed by their health care insurance carrier. In Massachusetts, where comprehensive infertility and ART services insurance reimbursement is mandated, virtually all patient costs are reimbursed.

      The majority of diagnostic and therapeutic services offered through the Company's AWM Division are currently covered by third-party payors. As these services emphasize prevention and screening, the Company believes that they will continue to be covered by third-party payors.

Government Regulation

      As a participant in the health care industry, the Company's operations and its relationships with the Medical Practices are subject to extensive and increasing regulation by various governmental entities at the federal, state and local levels. The Company believes its operations and those of the Medical Practices are in material compliance with applicable health care laws. Nevertheless, the laws and regulations in this area are extremely complex and subject to changing interpretation and many aspects of the Company's business and business opportunities have not been the subject of federal or state regulatory review or interpretation. Accordingly, there is no assurance that the Company's operations have been in compliance at all times with all such laws and regulations. In addition, there is no assurance that a court or regulatory authority will not determine that the Company's past, current or future operations violate applicable laws or regulations. If the Company's interpretation of the relevant laws and regulations is inaccurate, there could be a material adverse effect on the Company's business, financial condition and operating results. There can be no assurance that such laws will be interpreted in a manner consistent with the Company's practices. There can be no assurance that a review of the Company or the Medical Practices by courts or regulatory authorities will not result in a determination that would require the Company or the Medical Practices to change their practices. There also can be no assurance that the health care regulatory environment will not change so as to restrict the Company's or the Medical Practices' existing operations or their expansions. Any significant restructuring or restriction could have a material adverse effect on the Company's business, financial condition and operating results.

      Corporate Practice of Medicine Laws. The Company's operations in Massachusetts, New York, New Jersey, Pennsylvania, District of Columbia, Texas, California and Illinois (in the event the Pending Acquisition is consummated), are subject to prohibitions relating to the corporate practice of medicine. The laws of these states prohibit corporations other than professional corporations or associations from practicing medicine or exercising control over physicians, and prohibit physicians from practicing medicine in partnership with, or as employees of, any person not licensed to practice medicine and prohibit a corporation other than professional corporations or associations from acquiring the goodwill of a medical practice. In the context of management contracts between a corporation not authorized to practice medicine and the physicians or their professional entity, the laws of most of these states focus on the extent to which the corporation exercises control over the physicians and on the ability of the physicians to use their own professional judgment as to diagnosis and treatment. The Company believes its operations are in material compliance with applicable state laws relating to the corporate practice of medicine. The Company performs only non-medical administrative services, and in certain circumstances, clinical laboratory services. The Company does not represent to the public that it offers medical services, and the Company does not exercise influence or control over the practice of medicine by physicians with whom it contracts in these states. In each of these states, the Medical Practice is the sole employer of the physicians, and the Medical Practice retains the full authority to direct the medical, professional and ethical aspects of its medical practice. However, although the Company believes its operations are in material compliance with applicable state corporate practice of medicine laws, the laws and their interpretations vary from state to state, and they are enforced by regulatory authorities that have broad discretionary authority. There can be no assurance that these laws will be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on the Company's business, financial condition and operating results. If a corporate practice of medicine law is interpreted in a manner that is inconsistent with the Company's practices, the Company would be required to restructure or terminate its relationship with the applicable Medical Practice in order to bring its activities into compliance with such law. The termination of, or failure of the Company to successfully restructure, any such relationship could result in fines or a loss of revenue that could have a material adverse effect on the Company's business, financial condition and operating results. In addition, expansion of the Company's operations to new jurisdictions could require structural and organizational modifications of the Company's relationships with the Medical Practices in order to comply with additional state statutes.

      Fee-Splitting Laws. The Company's operations in the states of New York, California and, potentially, Illinois are subject to express fee-splitting prohibitions. The laws of these states prohibit physicians from splitting professional fees with non-physicians and health care professionals not affiliated with the physician performing the services generating the fees. In New York, this prohibition includes any fee the Company may receive from the Medical Practices which is set in terms of a percentage of, or otherwise dependent on, the income or receipts generated by the physicians. In certain states, such as California and New York, any fees that a non-physician receives in connection with the management of a physician practice must bear a reasonable relationship to the services rendered, based upon the fair market value of such services. Under Illinois law, the courts have broadly interpreted the fee-splitting prohibition in that state to prohibit compensation arrangements that include (i) fees that a management company may receive based on a percentage of net profits generated by physicians, despite the performance of legitimate management services, (ii) fees received by a management company engaged in obtaining referrals for its physician where the fees are based on a percentage of certain billings collected by the physician and (iii) purchase price consideration to a seller of a medical practice based on a percentage of the buyer's revenues following the acquisition. Several of the other states where the Company has operations, such as Texas and New Jersey, do not expressly prohibit fee-splitting but do have corporate practice of medicine prohibitions. In these states, regulatory authorities frequently interpret the corporate practice of medicine prohibition to encompass fee-splitting, particularly in arrangements where the compensation charged by the management company is not reasonably related to the services rendered.

      The Company believes that its current operations are in material compliance with applicable state laws relating to fee-splitting prohibitions. However, there can be no assurance that these laws will be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on the Company's business, financial condition and operating results. If a fee-splitting law is interpreted in a manner that is inconsistent with the Company's practices, the Company could be required to restructure or terminate its relationship with the applicable Medical Practice in order to bring its activities into compliance with such law. The termination of, or failure of the Company to successfully restructure, any such relationship could have a material adverse effect on the Company's business, financial condition and operating results. In addition, expansion of the Company's operations to new jurisdictions could require structural and organizational modifications of the Company's relationships with the Medical Practices in order to comply with additional state statutes.

      With respect to the Pending Acquisition in Illinois, the management agreement between the Company and the affiliated Medical Practice provides that the Company will be paid a base fee equal to a fixed percentage of the revenues at the Network Site and, as additional compensation, an additional variable percentage of such revenues that declines to zero to the extent the costs relating to the management of the Medical Practice increase as a percentage of total revenues. The Company and the Medical Practice have agreed that if such compensation arrangement were found to be illegal, unenforceable, against public policy or forbidden by law, the management fee would be an annual fixed fee to be mutually agreed upon, not less than $1.0 million per year, retroactive to the effective date of the agreement. In such event, the management fees derived from this Medical Practice may decrease. There is a substantial risk that the compensation arrangement, being based upon a percentage of revenues, would not be upheld if challenged. Moreover, if the management agreement were amended to provide for an annual fixed fee payable to the Company, the contribution from this Network Site could be materially reduced.

      Federal Antikickback Law. The Company is subject to the laws and regulations that govern reimbursement under the Medicare and Medicaid programs. Currently less than 5% of the revenues of the Medical Practices are derived from Medicare and none of such revenues are derived from Medicaid. Federal law (the "Federal Antikickback Law") prohibits, with some exceptions, the solicitation or receipt of remuneration in exchange for, or the offer or payment of remuneration to induce, the referral of federal health care program beneficiaries, including Medicare or Medicaid patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare, Medicaid and other federal and state health programs.

      With respect to the Federal Antikickback Law, the OIG has promulgated regulatory "safe harbors" under the Federal Antikickback Law that describe payment practices between health care providers and referral sources that will not be subject to criminal prosecution and that will not provide the basis for exclusion from the federal health care programs. Relationships and arrangements that do not fall within the safe harbors are not illegal per se, but will subject the activity to greater governmental scrutiny. Many of the parties with whom the Company contracts refer or are in a position to refer patients to the Company. Although the Company believes that it is in material compliance with the Federal Antikickback Law, there can be no assurance that such law or the safe harbor regulations promulgated thereunder will be interpreted in a manner consistent with the Company's practices. The breadth of the Federal Antikickback Law, the paucity of court decisions interpreting the law and the safe harbor regulations, and the limited nature of regulatory guidance regarding the safe harbor regulations have resulted in ambiguous and varying interpretations of the Federal Antikickback Law. The OIG or the Department of Justice ("DOJ") could determine that the Company's past or current policies and practices regarding its contracts and relationships with the Medical Practices violate the Federal Antikickback Law. In such event, no assurance can be given that the Company's interpretation of these laws will prevail. The failure of the Company's interpretation of the Federal Antikickback Law to prevail could have a material adverse effect on the Company's business, financial condition and operating results.

      Federal Referral Laws. Federal law also prohibits, with some exceptions, physicians from referring Medicare or Medicaid patients to entities for certain enumerated "designated health services" with which the physician (or members of his or her immediate family) has an ownership or investment relationship, and an entity from filing a claim for reimbursement under the Medicare or Medicaid programs for certain enumerated designated health services if the entity has a financial relationship with the referring physician. Significant prohibitions against physician referrals were enacted by the United States Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. The designated health services enumerated under Stark II include: clinical laboratory services, radiology services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. Significantly, certain "in-office ancillary services" furnished by group practices are excepted from the physician referral prohibitions of Stark II. The Company believes that its practices either fit within this and other exceptions contained in such statutes, or have been structured so as to not implicate the statute in the first instance, and therefore, the Company believes it is in compliance with such legislation. Nevertheless, future regulations or interpretations of current regulations could require the Company to modify the form of its relationships with the Medical Practices. Moreover, the violation of Stark I or Stark II by the Medical Practices could result in significant fines, loss of reimbursement and exclusion from the Medicare and Medicaid programs which could have a material adverse effect on the Company.

      Recently, Congress enacted the Health Insurance Portability and Accounting Act of 1996, which includes an expansion of certain fraud and abuse provisions (including the Federal Antikickback Law and Stark II) to other federal health care programs and a separate criminal statute prohibiting "health care fraud." Due to the breadth of the statutory provisions of the fraud and abuse laws and the absence of definitive regulations or court decisions addressing the type of arrangements by which the Company and its Medical Practices conduct and will conduct their business, from time to time certain of their practices may be subject to challenge under these laws.

      False Claims. Under separate federal statutes, submission of claims for payment that are "not provided as claimed" may lead to civil money penalties, criminal fines and imprisonment and/or exclusion from participation in the Medicare, Medicaid and other federally-funded health care programs. These false claims statutes include the Federal False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such qui tam actions have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claims action, pay fines or be excluded from participation in the Medicare and/or Medicaid programs as a result of an investigation arising out of such an action.

      State Antikickback and Self-Referral Laws. The Company is also subject to state statutes and regulations that prohibit kickbacks in return for the referral of patients in each state in which the Company has operations. Several of these laws apply to services reimbursed by all payors, not simply Medicare or Medicaid. Violations of these laws may result in prohibition of payment for services rendered, loss of licenses as well as fines and criminal penalties.

      State statutes and regulations that prohibit payments intended to induce the referrals of patients to health care providers range from statutes and regulations that are substantially the same as the federal laws and the safe harbor regulations to regulations regarding unprofessional conduct. These laws and regulations vary significantly from state to state, are often vague, and, in many cases, have not been interpreted by courts or regulatory agencies. Adverse judicial or administrative interpretations of such laws could require the Company to modify the form of its relationships with the Medical Practices or could otherwise have a material adverse effect on the Company's business, financial condition and operating results.

      In addition, New York, New Jersey, California, Florida, Pennsylvania and Illinois have enacted laws on self-referrals that apply generally to the health care profession, and the Company believes it is likely that more states will follow. These state self-referral laws include outright prohibitions on self-referrals similar to Stark or a simple requirement that physicians or other health care professionals disclose to patients any financial relationship the physicians or health care professionals have with a health care provider that is being recommended to the patients. The Company's operations in New York, New Jersey, California and Illinois have laboratories which are or will be subject to prohibitions on referrals for services in which the referring physician has a beneficial interest. However, New York, New Jersey and California have an exception for "in-office ancillary services" similar to the federal exception and in Illinois, the self-referral laws do not apply to services within the health care worker's office or group practice or to outside services as long as the health care worker directly provides health services within the entity and will be personally involved with the provision of care to the referred patient. The Company believes that the laboratories in its operations fit within exceptions contained in such statutes or are not subject to the statute at all. Each of the laboratories in the states in which these self-referral laws apply are owned by the Medical Practice in that state and are located in the office of such Medical Practice. However, there can be no assurance that these laws will be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on the Company's business, financial condition or operating results. In addition, expansion of the Company's operations to new jurisdictions could require structural and organizational modifications of the Company's relationships with the Medical Practices in order to comply with new or revised state statutes.

      Antitrust Laws. In connection with corporate practice of medicine laws referred to above, the Medical Practices with whom the Company is affiliated necessarily are organized as separate legal entities. As such, the Medical Practices may be deemed to be persons separate both from the Company and from each other under the antitrust laws and, accordingly, subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities. The Company believes it is in compliance with these laws and intends to comply with any state and federal laws that may affect its development of health care networks. There can be no assurance, however, that a review of the Company's business by courts or regulatory authorities would not have a material adverse effect on the operation of the Company and the Medical Practices.

      Government Regulation of ART Services. With the increased utilization of ART services, government oversight of the ART industry has increased and legislation has been adopted or is being considered in a number of states regulating the storage, testing and distribution of sperm, eggs and embryos. The Company believes it is currently in compliance with such legislation where failure to comply would subject the Company to sanctions by regulatory authorities, which could have a material adverse effect on the Company's business, financial condition and operating results.

      Regulation of Clinical Laboratories. The Company's and the Medical Practices' endocrine and embryology clinical laboratories are subject to governmental regulations at the federal, state and local levels. The Company and/or the Medical Practices at each Network Site have obtained, and from time to time renew, federal and/or state licenses for the laboratories operated at the Network Sites.

      The Clinical Laboratory Improvement Amendments of 1988 ("CLIA 88") extended federal oversight to all clinical laboratories, including those that handle biological matter, such as eggs, sperm and embryos, by requiring that all laboratories be certified by the government, meet governmental quality and personnel standards, undergo proficiency testing, be subject to biennial inspections, and remit fees. For the first time, the federal government is regulating all laboratories, including those operated by physicians in their offices. Rather than focusing on location, size or type of laboratory, this extended oversight is based on the complexity of the test the laboratories perform. CLIA 88 and the 1992 implementing regulations established a more stringent proficiency testing program for laboratories and increased the range and severity of sanctions for violating the federal licensing requirements. A laboratory that performs highly complex tests must meet more stringent requirements, while those that perform only routine "waived" tests may apply for a waiver from most requirements of CLIA 88.

      The sanctions for failure to comply with CLIA and these regulations include suspension, revocation or limitation of a laboratory's CLIA certificate necessary to conduct business, significant fines or criminal penalties. The loss of license, imposition of a fine or future changes in such federal, state and local laws and regulations (or in the interpretation of current laws and regulations) could have a material adverse effect on the Company.

      In addition, the Company's clinical laboratory activities are subject to state regulation. CLIA 88 permits a state to require more stringent regulations than the federal law. For example, state law may require that laboratory personnel meet certain more stringent qualifications, specify certain quality control standards, maintain certain records, and undergo additional proficiency testing.

      The Company believes it is in material compliance with the foregoing standards.

      Other Licensing Requirements. Every state imposes licensing requirements on individual physicians, and some regulate facilities and services operated by physicians. In addition, many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services, or making certain capital expenditures in excess of statutory thresholds for health care equipment, facilities or services. To date, the Company has not been required to obtain certificates of need or similar approvals for its activities. In connection with the expansion of its operations into new markets and contracting with managed care organizations, the Company and the Medical Practices may become subject to compliance with additional regulations. Finally, the Company and the Medical Practices are subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulation, civil rights and discrimination, medical waste and other environmental issues. Increasingly, federal, state and local governments are expanding the regulatory requirements for businesses, including medical practices. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of the Company's operations.

      Future Legislation and Regulation. As a result of the continued escalation of health care costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the United States Congress and state legislatures relating to health care reform. There can be no assurance as to the ultimate content, timing or effect of any health care reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on the Company.

Liability and Insurance

      The provision of health care services entails the substantial risk of potential claims of medical malpractice and similar claims. The Company does not, itself, engage in the practice of medicine or assume responsibility for compliance with regulatory requirements directly applicable to physicians and requires associated Medical Practices to maintain medical malpractice insurance. In general, the Company has established a program that provides the Medical Practices with such required insurance. However, in the event that services provided at the Network Sites or any affiliated Medical Practice are alleged to have resulted in injury or other adverse effects, the Company is likely to be named as a party in a legal proceeding.

      Although the Company currently maintains liability insurance that it believes is adequate as to both risk and amount, successful malpractice claims could exceed the limits of the Company's insurance and could have a material adverse effect on the Company's business, financial condition or operating results. Moreover, there can be no assurance that the Company will be able to obtain such insurance on commercially reasonable terms in the future or that any such insurance will provide adequate coverage against potential claims. In addition, a malpractice claim asserted against the Company could be costly to defend, could consume management resources and could adversely affect the Company's reputation and business, regardless of the merit or eventual outcome of such claim. In addition, in connection with the acquisition of the assets of certain Medical Practices, the Company may assume certain of the stated liabilities of such practice. Therefore, claims may be asserted against the Company for events related to such practice prior to the acquisition by the Company. The Company maintains insurance coverage related to those risks that it believes is adequate as to the risks and amounts, although there can be no assurance that any successful claims will not exceed applicable policy limits.

      There are inherent risks specific to the provision of ART services. For example, the long-term effects of the administration of fertility medication, integral to most infertility and ART services, on women and their children are of concern to certain physicians and others who fear the medication may prove to be carcinogenic or cause other medical problems. Currently, fertility medication is critical to most ART services and a ban by the United States Food and Drug Administration or any limitation on its use would have a material adverse effect on the Company. Further, ART services increase the likelihood of multiple births, which are often premature and may result in increased costs and complications.

Employees

      As of August 1, 1997, the Company had 215 employees, six of whom are executive management, 192 are employed at the Network Sites and 23 are employed at the Company's headquarters. Of the Company's employees, 28 persons at the Network Sites and five at the Company's headquarters are employed on a part-time basis. The Company is not party to any collective bargaining agreement and believes its employee relationships are good.

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of the financial condition and results of operations of the Company for the three years ended December 31, 1996. It should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto and other financial and operating information included in this Form 10-K/A.

Overview

      The Company has historically focused its efforts on providing management support services to Medical Practices in the area of infertility and ART services. During 1996, the Company broadened its focus from infertility and ART services to include adult women's health care services. In connection therewith, the Company established two divisions: the RSC Division, which concentrates on infertility and ART services, and the AWM Division, which concentrates on comprehensive diagnostic and treatment alternatives for peri- and post-menopausal women. To more accurately reflect its broadened focus, in 1996, the Company changed its name from "IVF America, Inc." to "IntegraMed America, Inc."

      In 1996, the Company had a net loss of approximately $1.5 million, largely due to non-recurring charges and operating losses of $581,000 associated with the closing of the Westchester Network Site and to non-recurring charges and operating losses of $522,000 associated with the establishment of the AWM Division. The Westchester Network Site had a hospital-based agreement with the Company that required the Company to rely on the hospital for the provision of medical and support services, space and utilities. The Company determined to terminate this arrangement at the Westchester Network Site because the Network Site contribution at the Westchester Network Site did not compare favorably to the Network Site contribution at other Medical Practices managed by the Company, due, in part, to the lack of a formal management agreement with the physicians and the Company's inability to provide both infertility and ART services at this Network Site. Costs incurred for the AWM Division primarily related to physician severance and to the development of two new medical office locations.

      During 1996, the Company derived substantially all of its revenue pursuant to eight management agreements, the Westchester Network Site agreement and from the AWM Division. For the year ended December 31, 1996, the management agreement relating to the Boston Network Site provided 38.5% of revenues and the management agreement relating to the New Jersey Network Site and the Westchester Network Site agreement, which was terminated in November 1996, each comprised over 10% of the Company's revenues.

      The Medical Practices managed by the Company are parties to managed care contracts. Approximately 48% and 54% of the Company's revenues, net for the fiscal years ended December 31, 1996 and 1995, respectively, were derived from revenues received by the

Medical Practices from third-party payors. The foregoing percentages include patient service revenues and management fees and do not include the portion of the management fees which consist of reimbursed costs which are indirectly derived from third-party payors. The Company is not able to estimate the percentage of such reimbursed costs derived from third party payors. To date, the Company has not been negatively impacted by existing trends related to managed care contracts. As the Company's management fees for managing such Medical Practices are based on revenues and/or earnings of the respective Medical Practices, changes in managed care practices, including changes in covered procedures or reimbursement rates could adversely affect the Company's management fees in the future.

      Recent Acquisitions

     During 1996 and early 1997, the Company completed several significant acquisition transactions. In May 1996, the Company acquired certain assets of and the right to manage the Reproductive Science Center of Dallas in Carrollton, Texas, a provider of conventional infertility and ART services. The aggregate purchase price was approximately $701,500, consisting of $244,000 in cash and a $457,000 promissory note. In June 1996, the Company acquired all of the outstanding stock of three related Florida corporations (collectively, the "Merger Companies") and 51% of the outstanding stock of the National Menopause Foundation, Inc. ("NMF"), a related Florida corporation, to establish the AWM Division. In exchange for the shares of the Merger Companies, the Company paid an aggregate of approximately $2.9 million, consisting of $350,000 in cash and 666,666 shares of Common Stock. In exchange for 51% of the outstanding stock of NMF, the Company paid cash in an aggregate amount of $50,000 and issued a $600,000 promissory note. In December 1996, the Company acquired W. Banks Hinshaw, Jr., M.D., P.A., a Florida professional association ("Hinshaw"), and merged Hinshaw's operations into the AWM Division. The aggregate purchase price for Hinshaw was $465,200, of which $235,200 was paid in cash and the balance is payable in four equal installments of $55,000 commencing December 31, 1997. In January 1997, the Company acquired certain assets of the Bay Area Fertility and acquired the right to manage the Bay Area Fertility and Gynecology Medical Group, Inc., a California professional corpo-ration which is the successor to Bay Area Fertility's medical practice (the "Bay Area Acquisition"). The aggregate purchase price for the Bay Area Acquisition was approximately $2.1 million, consisting of $1.5 million in cash and 333,333 shares of Common Stock.

      Pending Acquisition

      In February 1997, the Company entered into agreements to acquire certain assets of and the right to manage the Fertility Centers of Illinois, S.C. ("FCI"), a five physician group practice with six locations in the Chicago area (the "Pending Acquisition"). The aggregate purchase price for the Pending Acquisition is approximately $8.6 million, consisting of approximately $6.6 million in cash and approximately $2.0 million in shares of Common Stock (an estimated 956,938 shares based on a per share price of $2.09), the exact number of which will be determined based on the average market price of the Common Stock for the ten trading day period prior to the third business day prior to closing of the Pending Acquisition; but not more than $3.25 per share or less than $1.75 per share. The Pending Acquisition will be the largest acquisition by the Company to date. The form of management agreement relating to the Pending Acquisition is substantially the same as the form of management agreement currently in use at five Network Sites as described below under "--RSC Division". The Company believes that the Pending Acquisition will represent a significant revenue source for the Company.

      RSC Division

      The operations of the RSC Division are currently conducted pursuant to nine management agreements.

      Under five of the Company's management agreements (and the management agreement relating to the Pending Acquisition), the Company receives a three-part management fee as compensation for its management services comprised of: (i) a fixed percentage of net revenues generally equal to 6%, (ii) reimbursed costs of services (costs incurred in managing a Network Site and any costs paid on behalf of the Network Site) and (iii) a fixed or variable percentage of earnings after the Company's management fees and any guaranteed physician compensation, or an additional fixed or variable percentage of net revenues which generally results in the Company receiving up to an additional 15% of net revenues. Direct costs incurred by the Company in performing its management services and costs incurred on behalf of the Network Site are recorded as cost of services rendered. The physicians receive as compensation all earnings remaining after payment of the Company's management fee. The Company's compensation pursuant to the management agreement relating to the Pending Acquisition will also be determined and recorded in this manner.

      Under the Company's management agreements for the Boston and Long Island Network Sites, the Company displays the patient service revenues of the Medical Practices which are reflected in revenues, net on its consolidated statement of operations. Under these agreements, the Company records all patient service revenues and, out of such revenues, the Company pays the Medical Practices' expenses, physicians' and other medical compensation, direct materials and certain hospital contract fees (the "Medical Practice retainage"). Specifically, under the management agreement for the Boston Network Site, the Company guarantees a minimum physician compensation based on an annual budget primarily determined by the Company. Remaining revenues, if any, which represent the Company's management fees, are used by the Company for other direct administrative expenses which are recorded as costs of services. Under the management agreement for the Long Island Network Site, the Company's management fee is payable only out of remaining revenues, if any, after the payment of all expenses of the Medical Practice. Under these arrangements, the Company is liable for payment of all liabilities incurred by the Medical Practices and is at risk for any losses incurred in the operation thereof. The Company has entered into an agreement with respect to the Long Island Network Site pursuant to which the Company will receive a fixed fee (initially equal to $240,000 per annum) and reimbursed costs of services. The Company anticipates that this agreement will become effective during the second half of 1997, subject to applicable regulatory approvals and certain other conditions. If such approvals are not obtained and conditions not met, the current agreement relating to the Long Island Network Site will remain in effect.

      Under the Company's management agreement for the New Jersey Network Site, the Company primarily provides endocrine testing and administrative and finance services for a fixed percentage of revenues, equal to 15% of net revenues, and reimbursed costs of services. Under the management agreement for the Walter Reed Network Site, the Company's revenues are derived from certain ART laboratory services performed, and the Company bills patients directly for these services. The Company's direct costs are reimbursed out of these revenues with the balance representing the Company's Network Site contribution. All direct costs incurred by the Company are recorded as costs of services.

      The management agreements are typically for terms of ten to 20 years and are generally subject to termination due to insolvency, bankruptcy or material breach of contract by the other party.

      AWM Division

      The AWM Division's operations are currently conducted through and owned by the Women's Medical & Diagnostic Center, Inc., a Florida corporation and a wholly-owned subsidiary of the Company. The Company bills and records all clinical revenues of the AWM Division and records all direct costs incurred as costs of services rendered. The Company retains as Network Site contribution an amount determined using the three-part management fee calculation described above. The remaining balance is paid as compensation to the employed physicians and is recorded by the Company as costs of services rendered. The employed physicians receive a fixed monthly draw which may be adjusted quarterly by the Company based on the Network Site's actual operating results.

       Revenues in the AWM Division also include amounts earned under contracts relating to clinical trials performed by the AWM Division. The AWM Division has contracted with major pharmaceutical companies to participate in clinical trials to determine the safety and efficacy of drugs under development. Research revenues are recognized pursuant to each respective contract in the period in which the medical services (as stipulated by the clinical trial protocol) are performed and collection of such fees is considered probable. Net realization is dependent upon final approval by the sponsor that procedures were performed according to trial protocol. Payments collected from sponsors in advance for services are included in accrued liabilities, and costs incurred in performing the clinical trials are included as costs of services rendered.

      The Company's 51% interest in NMF is included in the Company's consolidated financial statements. The Company records 100% of the revenues and costs of NMF and reports 49% of any profits of NMF as minority interest on the Company's consolidated balance sheet.

Results of Operations

Calendar Year 1996 Compared to Calendar Year 1995

      Revenues for 1996 were approximately $18.3 million as compared to approximately $16.7 million for 1995, an increase of 9.8%. For the year ended December 31, 1996, the Company's RSC Division and AWM Division contributed 95.9% and 4.1%, respectively, of the Company's total revenues.

      RSC Division revenues for the year ended December 31, 1996 were approximately $17.6 million as compared to $16.7 million for the year ended December 31, 1995, an increase of 5.2%. Revenues under the RSC Division were comprised of (i) patient service revenues, (ii) three-part management fees and
(iii) at the New Jersey Network Site, management fees based on a percentage of revenues and reimbursed costs of services. Patient service revenues for the year ended December 31, 1996 were $11.4 million compared to $13.8 million for the year ended December 31, 1995 , a decrease of 17.1%. Patient service revenues decreased due to a 52.9% decrease in patient service revenues related to the Westchester Network Site agreement which the Company terminated in November 1996 and to the effects of the Company's new management agreement related to the New Jersey Network Site, pursuant to which the Company's revenues now consist of a fixed percentage of the New Jersey Network Site's revenues and reimbursed costs of services (as described below) and are no longer recorded as patient service revenues. The decrease in patient service revenues was partially offset by a 7.1% increase in revenue at the Boston Network Site and a 11.7% increase in revenue at the Long Island Network Site, both of which were attributable to an increase in volume at such Network Sites. The increase in volume at the Long Island Network Site in 1996 was primarily attributable to increased revenues generated from additional facility agreements entered into with physicians at such Network Site in 1996. The 1996 results also reflect a full year of operations at the Long Island Network Site as compared to 1995, during which period such Network Site was closed for approximately five months to implement operational changes at such Network Site. Three-part management fee revenues were approximately $3.2 million for the year ended December 31, 1996 compared to approximately $981,000 for the year ended December 31, 1995. The increase in three-part management fee revenues was primarily attributable to new management agreements entered into in the second quarter of 1996 and to there being a full year of revenues for those agreements that were entered into during 1995. Management fees based on a percentage of revenues and reimbursed costs of services of the New Jersey Network Site were approximately $3.0 million in 1996 compared to approximately $1.9 million in 1995, an increase of 55.9%, attributable to there being a full year under the new management agreement. AWM Division revenues for the year ended December 31, 1996 were approximately $757,000.

      Medical Practice retainage for 1996 was approximately $2.7 million as compared to approximately $3.1 million in 1995, a decrease of 12.5%, primarily due to the decrease in volume and a negotiated reduction in hospital contract fees at the Westchester Network Site, management contract changes related to the New Jersey Network Site and to operational changes at the Long Island Network Site. This decrease was partially offset by an increase in physician compensation at the Boston Network Site attributable to the addition of a physician who commenced services at such Network Site in July 1995 and to renegotiated physician compensation at such Network Site.

      Revenues after Medical Practice retainage were approximately $15.7 million in 1996 as compared to $13.6 million in 1995, an increase of 14.8%. The increase was due to the new management agreements entered into in the second quarter of 1996. The increase in revenues was partially offset by the net decrease in management fees related to the Boston, Westchester, Long Island and New Jersey Network Sites. Management fees (i.e., patient service revenues less Medical Practice retainange) related to the Boston, Westchester and Long Island Network Sites (in which the Company displayed the patient service revenues on its consolidated statement of operations for the year ended December 31, 1996) were approximately $8.2 million in 1996 compared to management fees related to the Boston, Westchester, Long Island and New Jersey Network Sites (in which the Company displayed the patient service revenues on its consolidated statement of operations for the year ended December 31, 1995) which were approximately $10.8 million in 1995, a decrease of 23.4%. The decrease was primarily due to the decrease in patient service revenues at the Westchester Network Site and the termination of the Westchester Network Site Agreement in November 1996. In addition, the decrease was also due to the effects of the Company's new management agreement related to the New Jersey Network Site, pursuant to which the Company's revenues now consist of a fixed percentage of the New Jersey Network Site's revenues and reimbursed costs of services and are no longer recorded as patient service revenues. While the change in the New Jersey agreement resulted in a decrease in management fees for the Network Sites in which the Company displayed patient service revenues, the revenues after Medical Practice retainage related to the New Jersey Network Site were approximately the same for both periods. The decrease in such management fees was partially offset by the increase in management fees related to the Long Island Network Site.

      Costs of services rendered were approximately $12.4 million in 1996 as compared to approximately $10.0 million in 1995, an increase of 24.2%. Such increase was primarily due to the Network Sites acquired by the Company in the second and fourth quarters of 1995 and the second quarter of 1996, and to a $365,000 charge recorded in the third quarter of 1996 associated with closing the Westchester Network Site. These increases were partially offset by the effects of the new management contract related to the New Jersey Network Site, which included the reversal of $120,000 in deferred rent, and lower occupancy and direct material costs related to the Long Island Network Site due to the relocation and operational changes effected at this Network Site in the second quarter of 1995.

      General and administrative expenses were approximately $4.3 million in 1996 as compared to approximately $3.7 million in 1995, an increase of 17.9%. Such increase was primarily attributable to $522,000 of costs incurred primarily in establishing the AWM Division and administrative costs attributable to the opening of regional offices in the third quarter of 1995 and in 1996.

      Clinical service development expenses, consisting of costs incurred under the Company's development contracts, were approximately $323,000 in 1996 as compared to approximately $290,000 in 1995, an increase of 11.4%. Such increase was due to funding requirements pursuant to the Company's new collaborative agreement with Monash University, which expenses were partially offset by a decrease in development costs related to genetic and immature oocyte testing.

      Amortization of intangible assets was approximately $331,000 in 1996 as compared to approximately $73,000 in 1995 and principally represented the amortization of the purchase price paid by the Company for the exclusive right to manage Network Sites that were acquired in the second and fourth quarters in 1995 and the second quarter of 1996. The 1996 expense amount also included goodwill and other intangible asset amortization related to the establishment of the AWM Division in June 1996. At December 31, 1996, the Company's consolidated financial statements reflect goodwill and other intangible assets of approximately $5.9 million, which is being amortized over periods ranging from three to 40 years. The Company anticipates that the Bay Area Acquisition and the Pending Acquisition, as well as any future acquisitions, will involve the recording of a significant amount of goodwill and intangible assets on its balance sheet.

      Interest income for 1996 was approximately $415,000 compared to approximately $626,000 in 1995. This decrease was due to a lower cash balance and lower short-term interest rates.

      The provision for income taxes primarily reflected Massachusetts income taxes and New York capital taxes in 1996 and 1995.

      Net loss was approximately $1.5 million in 1996 as compared to net income of approximately $70,000 in 1995. This net loss was primarily due to a $397,000 decrease in Network Site contribution attributable to a $1.4 million decrease in contribution related to the Westchester Network Site, inclusive of a $365,000 non-recurring charge to account for the closing of this Network Site, and a decrease in contribution from the Boston Network Site, partially offset by significant increases in contribution from the New Jersey and Long Island Network Sites. In addition, general and administrative expenses increased by $659,000 largely due to non-recurring charges associated with the establishment of the AWM Division, a $258,000 increase in amortization of intangible assets, and a $211,000 decrease in interest income.

Calendar Year 1995 Compared to Calendar Year 1994

      Revenues for 1995 were approximately $16.7 million as compared to approximately $17.6 million for 1994, a decrease of 4.9%. The decrease in revenues was attributable to two significant events. The first event was the temporary closing in late February 1995 of the Long Island Network Site for implementation of certain changes in its operational structure, including relocating the facility and modifying certain agreements it has with Medical Practices. The Long Island Network Site reopened in July 1995 at a new location in Mineola. The second event was the new management contract with Saint Barnabas Medical Center, effective in May 1995, involving the New Jersey Network Site, pursuant to which the Company's revenues now consist of a fixed percentage of the New Jersey Network Site's revenues and reimbursed costs of services, as opposed to 100% of this Network Site's revenues. Unfavorable revenue variances were partially offset by higher revenues associated with the Boston and Westchester Network Sites, primarily attributable to increased volume and patient service mix, respectively, and by revenues recorded pursuant to the Company's management agreements with the Philadelphia, Kansas City and Longmeadow Network Sites, all of which were acquired in 1995.

      Medical Practice retainage for 1995 was approximately $3.1 million as compared to approximately $3.8 million in 1994, a decrease of 19.9%, primarily due to the two significant events described above.

      The majority of the decrease in revenues was offset by the decrease in Medical Practice retainage which resulted in less than a 1.0% decrease in revenues after Medical Practice retainage earned in 1995 compared to 1994.

      Costs of services rendered were approximately $10.0 million in 1995 as compared to approximately $11.0 million in 1994, a decrease of 9.2%. Such decrease was primarily due to the temporary closing of both the Long Island and New Jersey Network Sites and to the new management contract with the New Jersey Network Site, partially offset by additional costs recorded by the Company pursuant to its management contracts with the Network Sites acquired in 1995. As a percentage of revenues, costs of services decreased to 59.8% in 1995 compared to 62.6% in 1994 due to the favorable variance in cost of services partially offset by the unfavorable variance in revenues.

      General and administrative expenses for 1995 were approximately $3.7 million as compared to approximately $3.4 million in 1994, an increase of 6.8%. Such increase was primarily attributable to new regional offices and higher marketing costs, partially offset by a decrease in consulting fees.

      Clinical service development expenses were approximately $290,000 in 1995 as compared to approximately $452,000 in 1994, a decrease of 35.8%. Such decrease was primarily due to lower expenses pursuant to the Company's collaborative agreements with Monash University under which the Company made its final funding in July 1994 under its original agreement and made its initial funding under a new agreement entered into in July 1995, and a decrease in development costs related to genetic and immature oocyte testing.

      Amortization of intangible assets of $73,000 in 1995 represented the amortization of the purchase price paid by the Company for the exclusive right to manage certain of the Network Sites acquired in 1995 over the ten-year term of each management agreement.

     Interest income for 1995 was approximately $626,000 as compared to approximately $519,000 in 1994 due to higher short-term interest rates.

      The provision for income taxes in 1995 reflected Massachusetts income taxes and New York capital taxes, and, in 1994, reflected Massachusetts income taxes and Connecticut capital taxes.

      Net income was approximately $70,000 in 1995 compared to a net loss of approximately $814,000 in 1994. Such increase was primarily due to a $906,000 increase in Network Site contribution, a $162,000 decrease in clinical service development expenses, and a $107,000 increase in interest income, partially offset by a $233,000 increase in general and administrative costs and a $73,000 increase in amortization of intangible assets.

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

      In January 1997, the Company acquired certain assets of Bay Area Fertility and the right to manage Bay Area Fertility and Gynecology Medical Group, Inc., a California professional corporation which is the successor to Bay Area Fertility's medical practice for an aggregate purchase price of approximately $2.0 million, consisting of $1.5 million in cash and 333,333 shares of Common Stock. In February 1997, the Company entered into agreements with respect to the purchase of certain assets of and the right to manage FCI. The aggregate purchase price for the Pending Acquisition is approximately $8.6 million, of which approximately $6.6 million is payable in cash and approximately $2.0 million is payable in shares of the Company's Common Stock. In June 1997, the Company acquired certain assets of and the right to manage RSMC for an aggregate purchase price of $900,000, consisting of $50,000 in cash and 145,454 shares of Common Stock. An additional $650,000 is payable upon the achievement of certain specified milestones, at RSMC's option, in cash or in shares of the Company's Common Stock based on the closing market price of the Common Stock on the third business day prior to issuance.

      The Company anticipates that its acquisition strategy will continue to require substantial capital investment. Capital is needed not only for additional acquisitions, but also for the effective integration, operation and expansion of the existing Network Sites. Under certain of its management agreements, the Company has committed to provide a clinical laboratory. The Medical Practices may require capital for renovation and expansion and for the addition of medical equipment and technology. The Company expects that it will need to obtain additional financing to pursue its acquisition strategy and intends to obtain significant additional financing over the next two years to fund such strategy.

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

      In November 1996, the Company obtained a $1.5 million revolving credit facility (the "Credit Facility") issued by First Union National Bank (the "Bank"). Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.75% per annum, which at August 11, 1997, was 9.25%. The Credit Facility terminates on April 1, 1998 and is secured by the Company's assets. At August 11, 1997, $250,000 was outstanding under the Credit Facility.

      The Company has commitments to fund clinical services development pursuant to various collaboration agreements. Effective July 1, 1995, the Company entered into a new three-year agreement with Monash University that provides for Monash to conduct research in ART services and techniques to be funded by a minimum annual payment of 220,000 Australian dollars, the results of such research to be jointly owned by the Company and Monash. If certain milestones are met as specified in this agreement, the Company's annual payment may be a maximum of 300,000 Australian dollars in year two and 380,000 Australian dollars in year three. Minimum payments of 55,000 Australian dollars and payments for the attainment of certain research milestones will be made quarterly throughout the term of this agreement. The Company expensed approximately $48,000, $189,000 and $88,000 under this agreement in the three months ended March 31, 1996 and in the fiscal years ended December 31, 1996 and 1995, respectively.

      In July 1996, the Company made a conversion offer to holders of the Convertible Preferred Stock in order to strengthen the Company's capital structure by reducing the number of shares of Convertible Preferred Stock outstanding, with the concomitant elimination on all shares of Convertible Preferred Stock converted of (i) the need to pay or accrue the $0.80 per share cumulative annual dividend thereon and (ii) the $10.00 per share liquidation preference thereon plus accumulated and unpaid dividends. As a result of the conversion offer of the Convertible Preferred Stock, pursuant to which approximately 78.6% of the Convertible Preferred Stock then outstanding was converted into Common Stock, the Company reversed approximately $973,000 in accrued dividends from its balance sheet and reversed the required accrual of $486,000 in annual dividends and the requirement to include these dividends in earnings per share calculations. As of December 31, 1996, dividend payments of $331,000 were in arrears as a result of the Company's Board of Directors suspending ten consecutive quarterly dividend payments on the Preferred Stock and the Company does not anticipate the payment of any dividends on the Preferred Stock in the foreseeable future.

New Accounting Standards

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of 1996. The Company periodically reviews the fair value of long-lived assets, the results of which have had no material effect on the Company's financial position or results of operations.

      The Company also adopted SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), on January 1, 1996. Under SFAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock based awards using a fair value method. The Company has adopted the disclosure only provisions, as permitted by SFAS 123.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                          INDEX TO FINANCIAL STATEMENTS

INTEGRAMED AMERICA, INC.                                                    Page
                                                                            ----

      Report of Independent Accountants ................................    F-2

      Consolidated Balance Sheet as of December 31, 1995 and 1996 ......    F-3

      Consolidated  Statement  of  Operations  for the years ended
         December 31, 1994, 1995 and 1996  .............................    F-4

      Consolidated  Statement  of  Shareholders'  Equity  for  the
         years  ended December 31, 1994, 1995 and 1996 .................    F-5

      Consolidated  Statement  of Cash Flows for the years  ended
         December  31, 1994, 1995 and 1996 .............................    F-6

      Notes to Consolidated Financial Statements .......................    F-7

MPD Medical Associates (MA), P.C.

      Report of Independent Accountants ................................    F-25

      Balance Sheet as of December 31, 1995 and 1996 ...................    F-26

      Statement of Operations for the years ended December 31, 1994,
         1995 and 1996 .................................................    F-27

      Notes to Financial Statements ....................................    F-28

Financial Statement Schedule

     II Valuation and Qualifiying Accounts .............................    S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of IntegraMed America, Inc.

      In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of IntegraMed America, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
Price Waterhouse LLP

Stamford, Connecticut
February 24, 1997

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           (all amounts in thousands)

                                                                                           December 31,
                                                                                       -----------------
                                                                                        1995        1996
                                                                                        ----        ----

                                                      ASSETS

Current assets:
   Cash and cash equivalents ......................................................   $  7,883    $  3,761
   Short term investments .........................................................      1,500       2,000
   Patient accounts receivable, less allowance for doubtful accounts
     of $64 and $113 in 1995 and 1996, respectively ...............................      1,271       2,770
   Management fees receivable, less allowance for doubtful accounts
     of $0 and $50 in 1995 and 1996, respectively .................................      1,125       1,249
   Research fees receivable .......................................................       --           232
   Other current assets ...........................................................        508         897
   Controlled assets of Medical Practices (see Note 2)
     Cash .........................................................................        296         191
     Accounts receivable, less allowance for doubtful accounts
       of $25 and $146 in 1995 and 1996, respectively .............................      1,449         459
   Other current assets ...........................................................         14        --
                                                                                      --------    --------
           Total controlled assets of Medical Practices ...........................      1,759         650
           Total current assets ...................................................     14,046      11,559
                                                                                      --------    --------
Fixed assets, net .................................................................      2,266       3,186
Intangible assets, net ............................................................      1,761       5,894
Other assets ......................................................................        198         211
                                                                                      --------    --------
           Total assets ...........................................................   $ 18,271    $ 20,850
                                                                                      ========    ========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................................................   $    181    $  1,020
   Accrued liabilities ............................................................      1,307       1,652

   Due to Medical Practices-- (see Notes 2 and 6) .................................        606         326

   Dividends accrued on Preferred Stock ...........................................        946         331
   Current portion of exclusive management rights obligation ......................        297         222
   Note payable and current portion of long-term debt .............................        274         426
   Patient deposits ...............................................................        411         490
                                                                                      --------    --------
           Total current liabilities ..............................................      4,022       4,467
                                                                                      --------    --------
Exclusive management rights obligation ............................................        978       1,213
Long-term debt ....................................................................        340         692
Commitments and Contingencies -- (see Note 14) ....................................       --          --
Shareholders' equity:
   Preferred Stock, $1.00 par value --
     3,785,378 shares authorized in 1995 and 3,165,644 shares authorized in 1996
     -- 2,500,000 undesignated; 1,285,378 and 665,644 shares designated as Series A Cumulative  Convertible of which  785,378 and 165,644 were
     issued and outstanding in 1995 and 1996, respectively ........................        785         166
   Common Stock, $.01 par value-- 25,000,000 shares authorized;
     6,086,910 and 9,230,557 shares issued and outstanding in
     1995 and 1996, respectively ..................................................         61          92
   Capital in excess of par .......................................................     31,785      35,410
   Accumulated deficit ............................................................    (19,700)    (21,190)
                                                                                      --------    --------
           Total shareholders' equity .............................................     12,931      14,478
                                                                                      --------    --------
           Total liabilities and shareholders' equity .............................   $ 18,271    $ 20,850
                                                                                      ========    ========


         See accompanying notes to the consolidated financial statements

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (all amounts in thousands, except per share amounts)




                                                 For the years ended December 31,
                                                ----------------------------------
                                                  1994        1995         1996
                                                  ----        ----         ----

Revenues, net (see Note 2) ..................   $ 17,578      $16,711     $ 18,343
Medical Practice retainage (see Note 2) .....      3,824        3,063        2,680
                                                 -------      -------     --------
Revenues after Medical Practice retainage
   (see Note 2) .............................     13,754       13,648       15,663
Costs of services rendered ..................     10,998        9,986       12,398
                                                 -------      -------     --------

Network Sites' contribution .................      2,756        3,662        3,265
                                                 -------      -------     --------

General and administrative expenses .........      3,447        3,680        4,339
Clinical service development expenses .......        452          290          323
Amortization of intangible assets ...........        --            73          331
Interest income .............................       (519)        (626)        (415)
Interest expense ............................         40           20           36
                                            .    -------      -------     --------
Total other expenses .......................       3,420        3,437        4,614
                                                 -------      -------     --------
(Loss) income before income taxes ..........        (664)         225       (1,349)
Provision for income and capital taxes .....         150          155          141
                                                 -------      -------     --------
Net (loss) income ..........................        (814)          70       (1,490)
Less: Dividends accrued and/or paid on
   Preferred Stock .........................       1,146          600          132
                                                 -------      -------     --------
Net loss applicable to Common Stock before
   consideration for induced conversion of
   Preferred Stock .........................     $(1,960)     $  (530)    $ (1,622)
                                                 =======      =======     ========
Net loss per share of Common Stock before
   consideration for induced conversion of
   Preferred Stock .........................     $ (0.32)     $ (0.09)    $  (0.21)
                                                 =======      =======     ========

Net loss per share of Common Stock
   (see Note 11) ...........................     $ (0.32)     $ (0.09)    $  (0.68)
                                                 =======      =======     ========

Weighted average number of shares of
   Common Stock outstanding ................       6,081        6,087        7,602
                                                 =======      =======     ========

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                (all amounts in thousands, except share amounts)

                                                Cumulative Convertible
                                                    Preferred Stock        Common Stock                                   Total
                                                ----------------------  ------------------  Capital in    Accumulated  Shareholders'
                                                  Shares      Amount     Shares    Amount  Excess of Par   Deficit       Equity
                                                  -------    --------    ------    ------  ------------- ----------- ------------
BALANCE AT DECEMBER 31, 1993 .................  2,000,000   $ 2,000    2,666,867      $27    $ 33,461       $(18,956)   $ 16,532
Conversion of Preferred Stock to Common
  Stock, net of  issuance costs .............. (1,136,122)   (1,136)   3,408,366       34         326           --          (776)
Dividends accrued and paid to
  preferred shareholders .....................       --        --           --         --      (1,146)          --        (1,146)
Exercise of Common Stock options .............       --        --         11,677       --          23           --            23
Net loss .....................................       --        --           --         --        --             (814)       (814)
                                               ----------   -------    ---------      ---    --------       --------    --------

BALANCE AT DECEMBER 31, 1994 .................    863,878       864    6,086,910       61      32,664        (19,770)     13,819
Dividends accrued to preferred shareholders ..       --        --           --         --        (600)          --          (600)
Purchase and retirement of Preferred Stock ...    (78,500)      (79)        --         --        (279)          --          (358)
Net income ...................................       --        --           --         --        --               70          70
                                               ----------   -------    ---------      ---    --------       --------    --------
BALANCE AT DECEMBER 31, 1995 .................    785,378       785    6,086,910       61      31,785        (19,700)     12,931
Conversion of Preferred Stock to Common
  Stock, net of issuance costs and the
  reversal  of accrued Preferred Stock
  dividends ..................................   (608,234)     (608)   2,432,936       24       1,298           --           714
Issuance of Common Stock for acquisition .....       --        --        666,666        7       2,493           --         2,500
Dividends accrued to preferred shareholders ..       --        --           --         --        (132)          --          (132)
Purchase and retirement of Preferred Stock ...    (11,500)      (11)        --         --         (72)          --           (83)
Exercise of Common Stock options .............       --        --         44,045       --          38           --            38
Net loss .....................................       --        --           --         --        --           (1,490)     (1,490)
                                               ----------   -------    ---------      ---    --------       --------    --------

BALANCE AT DECEMBER 31, 1996 .................    165,644       166    9,230,557       92      35,410        (21,190)     14,478

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (all amounts in thousands)



                                                             For the years ended December 31,
                                                             --------------------------------
                                                               1994        1995       1996
                                                               ----        ----       ----

Cash flows from operating activities:
   Net (loss) income .....................................   $   (814)   $     70    $(1,490)
   Adjustments to reconcile  net (loss) income to
      net cash (used in) provided by operating activities:
      Depreciation and amortization ......................        770         775      1,116
      Writeoff of fixed assets ...........................        275          21       --
   Changes in assets and liabilities net of effects from
      acquired businesses --
   (Increase) decrease in assets:
      Patient accounts receivable ........................       (142)        (94)    (1,318)
      Management fees receivable .........................       --        (1,125)      (124)
      Research fees receivable ...........................       --          --           10
      Other current assets ...............................         22        (304)      (379)
      Other assets .......................................          1         (21)       (13)
   (Increase) decrease in controlled assets of
      Medical Practices:
      Patient accounts receivable ........................        316         806        990
      Other current assets ...............................         15          25         14
   Increase (decrease) in liabilities:
      Accounts payable ...................................        175        (502)       839
      Accrued liabilities ................................        (56)          3        106
      Due to Medical Practices ...........................        124        (131)      (280)
      Patient deposits ...................................       (109)        (77)        79
                                                             --------    --------    -------
Net cash (used in) provided by operating activities ......        577        (554)      (450)
                                                             --------    --------    -------
Cash flows (used in) provided by investing activities:
   Purchase of short term investments ....................       --        (1,500)      (500)
   Proceeds from short term investments ..................       --          --         --
   Payment for exclusive management rights and acquired
      physician practices ................................       --          (177)      (984)
   Purchase of net assets of acquired businesses .........       --          (168)      (394)
   Purchase of fixed assets and leasehold improvements ...       (913)     (1,152)    (1,498)
   Proceeds from sale of fixed assets and leasehold
      improvements .......................................       --           651         86
                                                             --------    --------    -------
Net cash (used in) provided by investing activities ......       (913)     (2,346)    (3,290)
                                                             --------    --------    -------
Cash flows (used in) provided by financing activities:
   Proceeds from bank under Credit Facility ..............       --          --         --
   Principal repayments on debt ..........................        (78)        (84)      (193)
   Principal repayments under capital lease obligations ..       (326)       (173)      (216)
   Repurchase of Convertible Preferred Stock .............       --          (358)       (83)
   Used for recapitalization costs .......................       (776)       --          (33)
   Dividends paid on Convertible Preferred Stock .........       (800)       --         --
   Proceeds from exercise of Common Stock options ........         23        --           38
                                                             --------    --------    -------
Net cash (used in) provided by financing activities ......     (1,957)       (615)      (487)
                                                             --------    --------    -------
Net decrease in cash .....................................     (2,293)     (3,515)    (4,227)
Cash at beginning of period ..............................     13,987      11,694      8,179
                                                             --------    --------    -------
Cash at end of period ....................................   $ 11,694    $  8,179    $ 3,952
                                                             ========    ========    =======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

      IntegraMed America, Inc. (the "Company") is a physician practice management company specializing in women's health care, with a focus on infertility and assisted reproductive technology ("ART") services as well as health care services to peri- and post-menopausal women. During 1996, the Company provided management services to a nationwide network of medical practices that consists of ten sites (each, a "Network Site"). Each Network Site consists of a location or locations where the Company has a management agreement with a physician group or hospital (each, a "Medical Practice") which employs the physicians or where the Company directly employs the physicians.

      Until 1996, the Company was focused exclusively on providing management services to Medical Practices in the area of infertility and ART services. During 1996, the Company, with the acquisition of a medical practice in Florida, broadened its focus to include health care services to peri- and post-menopausal women (ages 40-50 and over 50, respectively). As a result, the Company established two divisions: the Reproductive Science Center Division (the "RSC Division"), which provides management services to Medical Practices focused on infertility and ART services, and the Adult Women's Medical Division (the "AWM Division"), which provides management services to Medical Practices focused on health care services for peri- and post-menopausal women.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Basis of consolidation --

      The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries, IVF America (NY), Inc., IVF America (MA), Inc., IVF America (PA), Inc., IVF America (NJ), Inc., IVF America
(MI), Inc. and the Adult Women's Medical Center, Inc. All significant intercompany transactions have been eliminated. The Company derives its revenues from patient service revenues, management agreements with a three-part management fee and, with respect to the New Jersey Network Site, a management agreement with fees based on a percentage of the revenues and reimbursed costs of services of such Network Site.

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

    Revenue and cost recognition --

    RSC Division

      During 1996, the RSC Division's operations were comprised of nine management agreements, one of which was terminated in November 1996 and one of which was terminated in January 1997.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Under four of the agreements the Company receives as compensation for its management services a three-part management fee comprised of: (i) a fixed percentage of net revenues generally equal to 6%, (ii) reimbursed cost of services (costs incurred in managing a Medical Practice and any costs paid on behalf of the Medical Practice) and (iii) a fixed or variable percentage of earnings after management fees and any guaranteed physician compensation, or an additional fixed or variable percentage of net revenues which generally results in the Company receiving up to an additional 15% of net revenues. All management fees are reported as revenues, net by the Company. Direct costs incurred by the Company in performing its management services and costs incurred on behalf of the Medical Practice are recorded in costs of services rendered. The physicians receive as compensation all remaining earnings after payment of the Company's management fee.

      Under three management agreements, one of which was terminated in November 1996, the Company displays the patient service revenues of the Medical Practices which are reflected in revenues, net on its consolidated statement of operations. Under these agreements, the Company records all patient service revenues and, out of such revenues, the Company pays the Medical Practices' expenses, physicians' and other medical compensation, direct materials and certain hospital contract fees (the "Medical Practice retainage"). Approximately 70-80% of Medical Practice retainage is fixed and the balance is primarily comprised of certain physician compensation and drug costs which vary according to Medical Practice volume. Specifically, under the management agreement for the Boston Network Site, the Company guarantees a minimum physician compensation based on an annual budget primarily determined by the Company. Remaining revenues, if any, which represent the Company's management fee, are used by the Company for other direct administrative expenses which are recorded as costs of services. Under the management agreement for the Long Island Network Site, the Company's management fee is payable only out of the remaining revenues, if any, after the payment of all expenses of the Medical Practice. Under these arrangements, the Company is liable for payment of all liabilities incurred by the Medical Practices and is at risk for any losses incurred in the operations thereof.

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

      The Company bills and records all patient service revenues of the Network Site and records all direct costs incurred as costs of services. The Company retains as Network site contribution an amount determined using the three-part management fee calculation described above with regard to the RSC Division, and the balance is paid as compensation to the Medical Practices and is recorded by the Company in costs of services rendered. The Medical Practices receive a fixed monthly draw which may be adjusted quarterly by the Company based on the respective Network Site's actual operating results.

      Revenues in the AWM Division also include amounts earned under contracts relating to clinical trials between the Network Site and various pharmaceutical companies. The Network Site contracts with major pharmaceutical companies (sponsors) to perform women's medical care research mainly to determine the safety and efficacy of a medication. Research revenues are recognized pursuant to each respective contract in the period which the medical services (as stipulated by the research study protocol) are performed and collection of such fees is considered probable. Net realization is dependent upon final approval by the sponsor that procedures were performed according to study protocol. Payments collected from sponsors in advance for services are included in accrued liabilities, and costs incurred in performing the research studies are included in costs of services rendered.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company's 51% interest in NMF is included in the Company's consolidated financial statements. The Company records 100% of the patient service revenues and costs of NMF and reports 49% of any profits of NMF as minority interest on the Company's consolidated balance sheet. Minority interest at December 31, 1996 was $0.

    Cash and cash equivalents --

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

    Patient accounts receivable --

      Patient accounts receivable represent receivables from patients for medical services provided by the Medical Practices. Such amounts are recorded net of contractual allowances and estimated bad debts and risk of loss due to non-collectibility is borne by the Company. As of December 31, 1996, the total patient accounts receivable of $2,770,000, approximately $836,000 of accounts receivable was a function of Network Site revenue (i.e., the Company purchased the accounts receivable from the Medical Practice) and the balance of $1,934,000 was a function of net revenues of the Company (see Note 2 -- "Revenue and cost recognition" above).

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

    Controlled assets of Medical Practices --

      Controlled cash represents segregated cash held in the name of certain Medical Practices; controlled accounts receivable represent patient receivables due to certain Medical Practices, and controlled other current assets represent assets owned by and held in the name of certain Medical Practices, all of which are reflected on the Company's consolidated balance sheet due to the Company's unilateral control of such assets.

      At December 31, 1995 and 1996, of the $1,759,000 and $650,000,
respectively, controlled assets of Medical Practices, $279,000 and $117,000, respectively, were restricted for payment of the amounts due to Medical Practices and the balances of $1,480,000 and $533,000, respectively, were payable to the Company.

    Fixed assets --

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

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Intangible assets --

      Intangible assets at December 31, 1995 and 1996 consisted of the following (000's omitted):

                                                 1995        1996
                                                 ----        ----


   Exclusive management rights ..............   $1,621      $2,178
   Goodwill .................................       50       3,935
   Trademarks ...............................      372         394
                                                ------      ------
       Total ................................    2,043       6,507
   Less -- accumulated amortization .........     (282)       (613)
                                                ------      ------
       Total ................................   $1,761      $5,894
                                                ======      ======

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

    Amortization and recoverability

      The Company periodically reviews its intangible assets to assess recoverability; any impairments would be recognized in the consolidated statement of operations if a permanent impairment were determined to have occurred. Recoverability of intangibles is determined based on undiscounted expected earnings from the related business unit or activity over the remaining amortization period. Exclusive management rights are amortized over the term of the respective management agreement, usually ten or twenty years. Goodwill and other intangibles are amortized over periods ranging from three to forty years. Trademarks are amortized over seven years. Accumulated amortization of exclusive management rights, goodwill and trademarks was $73,000, $0 and $209,000 at December 31, 1995, respectively, and $270,000, $91,000 and $252,000 at December 31, 1996, respectively.

    Due to Medical Practices --

      Due to Medical Practices represents liabilities the Company was obligated to pay on behalf of, or directly to, the Medical Practices from the controlled assets of Medical Practices, which may be offset by advances made by the Company to certain Medical Practices for professional and affiliate fees.

    Stock based employee compensation --

      The Company adopted Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), on January 1, 1996. Under FAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock based awards, using a fair value method. The Company has adopted the disclosure only provisions, as permitted by FAS 123.

    Concentrations of credit --

      Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's trade receivables are primarily from third party payors, principally insurance companies and health maintenance organizations.

    Income taxes --

      The Company accounts for income taxes utilizing the asset and liability approach.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per share --

      Net loss per share is determined by dividing net income or loss, decreased or increased by accrued dividends and dividend payments on the Series A Cumulative Convertible Preferred Stock ("Preferred Stock"), by the weighted average number of shares of Common Stock outstanding during the period (see Note
11).

NOTE 3 -- REVENUES, MEDICAL PRACTICE RETAINAGE AND COSTS OF SERVICES:

      The following table sets forth for the years ended December 31, 1994, 1995 and 1996, revenues, Medical Practice retainage and costs of services for each of the Company's three types of management agreements (patient service revenues, three-part management fee and percent of revenues and reimbursed costs of services) and revenues and costs of services for the AWM Division (000's omitted):


                                                        For the years
                                                      ended December 31,
                                                 ---------------------------
                                                   1994     1995       1996
                                                 -------   ------     ------

Revenues, net:
  RSC Division --
    Patient service revenues .................   $17,578   $13,820   $11,449
    Management fees-- three part management
       fee ...................................      --         981     3,159
    Management fees-- percent of revenues
       and reimbursed costs of services of the
       New Jersey Network Site ...............      --       1,910     2,978
                                                 -------   -------   -------
          Total RSC Division revenues, net ...    17,578    16,711    17,586
                                                 -------   -------   -------
  AWM Division -- revenues ...................      --        --         757
                                                 -------   -------   -------
          Total revenues, net ................   $17,578   $16,711   $18,343
                                                 =======   =======   =======
Medical Practice retainage:
  RSC Division --
    Medical Practice retainage related to
       patient service revenues ..............   $ 3,824   $ 3,063   $ 2,680
                                                 =======   =======   =======
Costs of services:
  RSC Division --
    Costs related to patient service revenues    $10,998   $ 7,963   $ 7,465
    Costs related to three part management
       fees ..................................      --         933     3,049
    Costs related to New Jersey Network Site .      --       1,090     1,095
                                                 -------   -------   -------
          Total RSC division costs of services    10,998     9,986    11,609
                                                 -------   -------   -------
  AWM Division-- Costs of services ...........      --        --         789
                                                 -------   -------   -------
          Total costs of services ............   $10,998   $ 9,986   $12,398
                                                 =======   =======   =======

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      For the year ended December 31, 1996, the Boston Network Site, which is reflected as patient service revenues under the RSC Division, provided 38.5% and 58.9% of revenues, net and Network Sites' contribution, respectively, of the Company. Summary financial information for this Network Site is as follows (000's omitted):

                                            For the
                                     years ended December 31,
                                  ------------------------------
                                   1994        1995        1996
                                  -----       -----       -----
Revenues, net .................  $5,960      $6,594      $7,063
Medical Practice retainage.....     451         556       1,015
                                  -----       -----       -----
Revenues after Medical
   Practice retainage .........   5,509       6,038       6,048
Costs of services rendered.....   3,632       3,970       4,126
                                  -----       -----       -----
Network Site's contribution....  $1,877      $2,068      $1,922
                                  =====       =====       =====

      In addition, the New Jersey Network Site, which management fee is based upon a percentage of revenues, provided 16.9% and 34.5% of revenues, net and Network Sites' contribution, respectively, of the Company.

NOTE 4 -- FIXED ASSETS, NET:

      Fixed assets, net at December 31, 1995 and 1996 consisted of the following (000's omitted):

                                                1995        1996
                                                ----        ----


Furniture, office and other equipment .....   $ 1,617     $ 2,145
Medical equipment .........................     1,319       1,954
Leasehold improvements ....................       728       1,246
Assets under capital leases ...............     1,453       1,426
                                              -------     -------
    Total .................................     5,117       6,771
Less--Accumulated depreciation and
    amortization ..........................    (2,851)     (3,585)
                                              -------     -------
                                              $ 2,266     $ 3,186
                                              =======     =======

      Assets under capital leases primarily consist of medical equipment. Accumulated amortization relating to capital leases at December 31, 1995 and 1996 was $908 and $1,065, respectively.

NOTE 5 -- ACCRUED LIABILITIES:

      Accrued liabilities at December 31, 1995 and 1996 consisted of the following (000's omitted):

                                                   1995       1996
                                                   ----       ----


Deferred compensation ........................    $  314     $  357
Accrued payroll and benefits .................      --          226
Deferred research revenue ....................      --          118
Accrued state taxes ..........................        93        166
Deferred rent ................................       286        166

Westchester Network Site closing reserve .....      --           90

Other ........................................       614        529
                                                  ------     ------
Total accrued liabilities ....................    $1,307     $1,652
                                                  ======     ======

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 -- DUE TO MEDICAL PRACTICES:

      Due to Medical Practices at December 31, 1995 and 1996 consisted of the following (000's omitted):

                                                     1995    1996
                                                     ----    ----


Accrued hospital contract fees .................    $446    $ 354
Accrued professional fees and affiliates, net ..     130      (46)
Accrued other ..................................      30       18
                                                    ----    -----
Total due to Medical Practices .................    $606    $ 326
                                                    ====    =====

NOTE 7 -- ACQUISITIONS AND MANAGEMENT AGREEMENTS

      The transactions detailed below were accounted for by the purchase method and the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. The consolidated financial statements at and for the year ended December 31, 1996 include the results of these transactions, with the exception of the Bay Area Acquisition which was completed in January 1997 (see Note 18), from their respective dates of acquisition.

      On June 7, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which INMD Acquisition Corp. ("IAC"), a Florida corporation and wholly-owned subsidiary of the Company, acquired all of the outstanding stock of the following three related Florida corporations: The Climacteric Clinic, Inc. ("CCI"), Midlife Centers of America, Inc. ("MCA"), and Women's Research Centers, Inc. ("WRC"), America, (collectively, the "Merger Companies"), and 51% of the outstanding stock of NMF, a related Florida corporation. Pursuant to the Agreement, the Merger Companies were merged with and into IAC, the surviving corporation in the Merger, which will continue its corporate existence under the laws of the State of Florida under the name Adult Women's Medical Center, Inc. ("AWMC"). In exchange for the shares of the Merger Companies, the Company paid cash in an aggregate amount of $350,000 and issued 666,666 shares of Common Stock which had a market value of $2.5 million. In exchange for the 51% of the outstanding stock of NMF, the Company paid cash in an aggregate amount of $50,000 and issued a note in an amount of $600,000, which is payable in sixteen quarterly installments of $37,500 beginning September 1, 1996 with simple interest at a rate of 4.16%. The Merger Companies and NMF represent one of the locations under the Women's Medical & Diagnostic Center ("WMDC").

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

      On May 15, 1996, the Company acquired certain assets of and the right to manage W.F. Howard, M.D., P.A. near Dallas, Texas (the "RSC of Dallas"), a provider of conventional infertility and assisted reproductive technology services. The aggregate purchase price was approximately $701,500 of which approximately $244,000 was paid at closing and the Company issued a promissory note for the $457,500 balance which is payable as follows: $100,000 on the last business day of May 1997 and 1998, and $36,786 on the last business day of May in each of the seven years thereafter, thru May 2005. The aggregate purchase price was allocated to fixed assets in the amount of $144,000 and the balance of $557,500 to exclusive management rights, which will be amortized over the ten year term of the agreement.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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


                                                                      For the year ended December 31,
                                                                              (000's omitted)
                                                                      -------------------------------
                                                                           1995          1996
                                                                           ----          ----
                                                                               (unaudited)
Revenues, net .....................................................      $ 21,388    $ 21,006
(Loss) income before income taxes (1) .............................      $    139    $ (1,593)
Net (loss)  applicable  to  Common  Stock  (includes  $132,000  and
  $600,000  dividends accrued on Preferred Stock for the year-ended
  December 31, 1996 and 1995, respectively) before consideration
  for induced conversion of Preferred Stock .......................      $   (623)   $ (1,878)
Net (loss) per share of Common Stock before consideration
  for induced conversion of Preferred Stock .......................      $  (0.09)   $  (0.23)

------------------
(1) Income (loss) before income taxes include $385,000 and $520,000 of goodwill and exclusive management rights amortization in 1995 and 1996, respectively.

NOTE 8 -- EXCLUSIVE MANAGEMENT RIGHTS OBLIGATION:

      Exclusive management rights obligation represents the liability owed by the Company to Medical Practices for the cost of acquiring the exclusive right to manage the non-medical aspects of the Medical Practices' infertility practices. Typically, the Company will pay cash for a portion of such cost at the inception of the management agreement and pay the balance in equal installments over the life of the agreement, usually ten years.

      At December 31, 1996, aggregate exclusive management rights obligation payments in future years were as follows (000's omitted):

           1997 ..............................................    $  222
           1998 ..............................................       222
           1999 ..............................................       159
           2000 ..............................................       159
           2001 ..............................................       159
           Thereafter ........................................       514
                                                                  ------
           Total payments ....................................    $1,435
                                                                  ======

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 -- DEBT:

      Debt at December 31, 1995 and 1996 consisted of the following (000's omitted):

                                                 1995      1996
                                                 ----      ----


Acquisition note payable .....................  $ --     $   525
Note payable to Bank .........................    --        --
Notes payable to Medical Practices employed
    by the Company ...........................    --         220
Obligations under capital lease ..............    485        269
Construction loan ............................    129         51
Other ........................................    --          53
                                                -----    -------
Total debt ...................................    614      1,118
Less--Current portion ........................   (274)      (426)
                                                -----    -------
Long-term debt ...............................  $ 340    $   692
                                                =====    =======

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

      In June 1996, the Company purchased a 51% interest in NMF for a total purchase price of $650,000, of which $50,000 was paid at closing and the balance is to be paid in sixteen quarterly installments of $37,500 beginning September 1, 1996. Interest is payable quarterly at the rate of 4.16% (see Notes 7 and 15).

      On December 30, 1996, the Company acquired North Central Florida Ob-Gyn Associates which it then merged into WMDC. The total purchase price of the acquisition was $320,000 of which $220,000 is to be paid in four equal installments of $55,000 for each of the next four years commencing December 30, 1997.

      In May 1992, the Company obtained a $350,000 construction loan for the development of its New Jersey Network Site of which $129,000 and $51,000 were outstanding at December 31, 1995 and 1996, respectively. The debt is payable in fifty-four monthly installments of $6,481 commencing on April 1, 1993 through September 1, 1997. Interest is payable at the bank's prime rate which was 8.5%, 8.25% and 8.25% at December 31, 1995 and 1996 and March 31, 1997, respectively.

      Capital lease obligations relate primarily to furniture and medical equipment for the Network Sites. The current portion of capital lease obligations was $202,000, $139,000 and $163,000 at December 31, 1995, 1996 and
March 31, 1997, respectively.

      The Company has operating leases for its corporate headquarters and for medical office space relating to its managed Network Sites. In 1996, the Company also entered into operating leases for certain medical equipment. Aggregate rental expense under operating leases was $829,000, $522,000 and $540,000 for the year ended December 31, 1994, 1995 and 1996, respectively. Refer to Note 14 -- "Commitments and Contingencies -- Commitments to Medical Practices."

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At December 31, 1996, the minimum lease payments for assets under capital and noncancelable operating leases in future years were as follows (000's omitted):

                                                        Capital      Operating
                                                        -------      ---------
           1997 ......................................   $ 149         $ 730
           1998 ......................................     124           739
           1999 ......................................       6           702
           2000 ......................................       4           357
           2001 ......................................     --            265
           Thereafter ................................     --            831
                                                         -----        ------
           Total minimum lease payments ..............     283        $3,624
                                                                      ======
           Less -- Amount representing interest ......     (14)
                                                         -----
           Present value of minimum lease payments ...   $ 269
                                                         =====

NOTE 10 -- INCOME TAXES:

      The deferred tax provision was determined under the asset and liability approach. Deferred tax assets and liabilities were recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The provision for income taxes was the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities. The provision for the years ended December 31, 1994, 1995 and 1996 of $150,000, $155,000 and
$140,000, respectively, was comprised of current state taxes payable.

      The Company's deferred tax assets primarily represented the tax benefit of operating loss carryforwards. However, such deferred tax asset was fully reduced by a valuation allowance due to the uncertainty of its realization. This valuation allowance increased from $6,584,000 at December 31, 1995 to $7,115,000 at December 31, 1996, respectively, due to changes in operating losses and tax deductible temporary differences.

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

      Significant components of the noncurrent deferred tax assets (liabilities) at December 31, 1995 and 1996 were as follows (000's omitted):

                                                             December 31,
                                                         --------------------
                                                          1995           1996
                                                          ----           ----

Net operating loss carryforwards ...............        $ 6,138         $ 6,777
Other ..........................................            504             438
Valuation allowance ............................         (6,584)         (7,115)
                                                        -------         -------
Deferred tax assets ............................             58             100
Deferred tax liabilities .......................            (58)           (100)
                                                        -------         -------
Net deferred taxes .............................        $   --          $   --
                                                        =======         =======

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      The financial statement income tax provision differed from income taxes determined by applying the statutory Federal income tax rate to the financial statement income or loss before income taxes for the year ended December 31, 1994, 1995 and 1996 as a result of the following:


                                                                     For the Year Ended
                                                                        December 31,
                                                              --------------------------------
                                                               1994         1995          1996
                                                               ----         ----          ----
   Tax expense (benefit) at Federal statutory rate ......   $(277,000)   $   79,000     $(472,000)
   State income taxes ...................................     150,000       155,000       141,000
   Net operating profit or loss (providing)
      not providing current year tax benefit ............     277,000       (79,000)      472,000
                                                            ---------     ---------     ---------
   Provision for income taxes ...........................   $ 150,000     $ 155,000     $ 141,000
                                                            =========     =========     =========

NOTE 11 -- SHAREHOLDERS' EQUITY:

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

NOTE 12 -- STOCK OPTIONS:

      Under the 1988 Stock Option Plan (as amended), (the "1988 Plan") and the 1992 Stock Option Plan (the "1992 Plan"), 144,567 and 1,300,000 shares, respectively, are reserved for issuance of incentive and non-incentive stock options. Under both the 1988 and 1992 Plans, incentive stock options, as defined in Section 422 of the Internal Revenue Code, may be granted only to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors (or a committee (the "Committee") appointed by the Board) determines will contribute to the Company's success at exercise prices equal to at least 100%, or 110% for a ten percent shareholder, of the fair market value of the Common Stock on the date of grant with respect to incentive stock options and at exercise prices determined by the Board of Directors or the Committee with respect to non-incentive stock options. The 1988 Plan provides for the payment of a cash bonus to eligible employees in an amount equal to that required to exercise incentive stock options granted. Stock options issued under the 1988 Plan are exercisable, subject to such conditions and restrictions as determined by the Board of Directors or the Committee, during a ten-year period, or a five-year period for incentive stock options granted to a ten percent shareholder, following the date of grant; however, the maturity of any incentive stock option may be accelerated at the discretion of the Board of Directors or the Committee. Under the 1992 Plan, the Board of Directors or the Committee determines the exercise dates of options granted; however, in no event may incentive stock options be exercised prior to one year from date of grant. Under both the 1988 and 1992 Plans, the Board of Directors or the Committee selects the optionees, determines the number of shares of Common Stock subject to each option and otherwise administers the Plans. Under the 1988 Plan, options expire one month from the date of the holder's termination of employment with the Company or six months in the event of disability or death. Under the 1992 Plan, options expire three months from the date of the holder's termination of employment with the Company or twelve months in the event of disability or death.

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

      On April 19, 1994, the Board of Directors approved the 1994 Outside Director Stock Purchase Plan, reserving for issuance thereunder 125,000 shares of Common Stock, pursuant to which directors who are not full-time employees of the Company may elect to receive all or a part of their annual retainer fees, the fees payable for attending meetings of the Board of Directors and the fees payable for serving on Committees of the Board, in the form of shares of Common Stock rather than cash, provided that any such election be made at least six months prior to the date that the fees are to be paid. At December 31, 1995 and 1996, there were no options outstanding under the 1994 Outside Director Stock Purchase Plan.

      Stock option activity, under the 1988 and 1992 Plans combined, is summarized as follows:

                                                            Number of
                                                            shares of
                                                          Common Stock
                                                           underlying      Weighted Average
                                                             options        exercise price
                                                             -------         ------------
    Options outstanding at December 31, 1993 ..........      181,377              $6.37
    Granted
        Option Price = Fair Market Value ..............      437,627              $1.38
        Option Price > Fair Market Value ..............      206,992              $2.25
        Option Price < Fair Market Value ..............       95,000              $0.63
    Exercised .........................................      (11,677)             $1.44
    Canceled ..........................................     (176,692)             $6.77
                                                            --------
    Options outstanding at December 31, 1994 ..........      732,627              $1.44
    Granted
        Option Price = Fair Market Value ..............      130,250              $2.62
        Canceled ......................................      (19,675)             $2.06
                                                            --------
    Options outstanding at December 31, 1995 ..........      843,202              $1.63
    Granted
        Option Price = Fair Market Value ..............      119,500              $3.42
        Option Price > Fair Market Value ..............      225,000              $2.37
    Exercised .........................................      (44,045)             $1.31
    Canceled ..........................................      (76,841)             $2.37
    Options outstanding at December 31, 1996 ..........    1,066,816              $1.92

    Options exercisable at:
        December 31, 1994 .............................       57,060              $1.17
        December 31, 1995 .............................      270,035              $1.47
        December 31, 1996 .............................      406,968              $1.54


      Included in options that were canceled during 1994, 1995 and 1996 were forfeitures (representing canceled unvested options only) of 133,723, 16,034 and 56,710, with weighted average exercise prices of $6.20, $2.10 and $2.30, respectively.

      The average remaining life of the 1,066,816 options outstanding at December 31, 1996, under the 1988 and 1992 Plan combined, was 8.2 years at exercise prices ranging from $0.63 to $3.75.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Pro forma information:

      FAS 123 requires pro forma disclosures of net income and earnings per share amounts as if compensation expense, using the fair value method, was recognized for options granted after 1994. Using this approach, pro forma net income would be $38,000 lower and loss per share would be $0.01 higher for the year ended December 31, 1995. Pro forma net loss and earnings per share for the years ended December 31, 1996 would be $313,000 and $0.04 higher, respectively, versus reported amounts. The weighted average fair value of options granted during the year ended December 31, 1996 was $2.91 for options granted at prices equal to market value and $1.99 for options granted at prices higher than fair value ($2.28 for options granted during 1995). These values, which were used as a basis for the pro forma disclosures, were estimated using the Black-Scholes Options-Pricing Model with the following assumptions used for grants in the years ended December 31, 1995 and 1996, respectively; dividend yield of 0% in both years; volatility of 115.18% and 108.72% for the years ended December 31, 1995 and 1996; risk-free interest rate of 6.3% and 6.7% in 1995 and 1996, respectively; and an expected term of 6 years for both years.

      These pro forma disclosures may not be representative of the effects for future years since options vest over several years and options granted prior to 1995 are not considered in these disclosures. Also, additional awards generally are made each year.

      The Company recognizes compensation cost for stock-based employee compensation plans over the vesting period based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. Deferred employee compensation cost at December 31, 1995 and 1996 was $314,000 and $357,000, respectively. Total compensation cost recognized in income for the years ended December 31, 1995 and 1996 was $81,000 and $43,000, respectively.

NOTE 13 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for 1995 and 1996 (in thousands, except per share data) appear below:



                                           Network Sites'         Net            Net loss per
                       Revenues, net        contribution     (loss) income        share (1)
                    ------------------    ---------------   ---------------  -----------------
                     1995       1996         1995   1996     1995    1996       1995    1996
                     ----       ----         ----   ----     ----    ----       ----    ----

First quarter ...  $  4,132   $  4,175      $ 618   $ 818   $(122)  $   (74)   $ (.05) $(0.04)
Second quarter ..     4,288      4,822      1,079   1,116     128        85      (.01)  (0.01)
Third quarter ...     4,088      5,016        999     577      12      (693)     (.02)  (0.08)
Fourth quarter ..     4,203      4,330        966     754      52      (808)     (.02)  (0.09)
                   --------   --------    ------- -------   -----   -------    ------   -----
Total year ......  $ 16,711   $ 18,343    $ 3,662 $ 3,265   $  70   $(1,490)   $ (.09)  (0.21)
                   ========   ========    ======= =======   =====   =======    ======   =====

---------------
 (1) Refer to Note 11 -- Shareholders' Equity -- regarding the impact of the Company's Second Offer on net loss per share in 1996.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES:

   Clinical Services Development

      The Company has commitments to fund clinical services development pursuant to various collaboration agreements. Effective July 1, 1995, the Company entered into a new three-year agreement with Monash University which provides for Monash to conduct research in ART and human fertility to be funded by a minimum annual payment of 220,000 in Australian dollars, the results to be jointly owned by the Company and Monash. If certain milestones are met as specified in the Agreement, the Company's annual payment may be a maximum of 300,000 Australian dollars in year two and 380,000 Australian dollars in year three. Minimum payments of 55,000 Australian dollars and payments for the attainment of certain research milestones will be

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

made quarterly throughout the term of the Agreement, July 1, 1995 through June 30, 1998. The Company expensed approximately $88,000 and $189,000 under this agreement for the years ended December 31, 1995 and 1996.

      Under its contract for a joint development program for genetic testing with Genzyme Genetics ("Genzyme"), the Company funded approximately $134,000 and $56,000 in the years ended December 31, 1995 and 1996, respectively. The Company and Genzyme mutually agreed to terminate this contract in December 1996; the Company retained the right to use the technology developed under the contract through this date.

   Operating Leases

      Refer to Note 9 for a summary of lease commitments.

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

   Commitments to Medical Practices

      Pursuant to most new management contracts entered into by the Company in 1995, the Company is obligated to perform the following: (i) advance funds to the Network Site to guarantee a minimum physician salary and/or to provide new services, utilize new technologies, fund projects, etc.; and (ii) on or before the fifteenth business day of each month purchase the net accounts receivable of the Network site arising during the previous month and to transfer or pay to the Network Site such amount of funds equal to the net accounts receivable less any amounts owed to the Company for management fees and/or advances. Any advances are to be repaid monthly and interest expense, computed at the prime rate used by the Company's primary bank in effect at the time of the advance, will be charged by the Company for funds advanced. The Company may guarantee the Medical Practice a certain amount of compensation (i.e. medical practice distributions) during the first twelve months of the agreement. Minimum physician salary guaranteed at December 31, 1996 was $1.0 million.

      Under certain management agreements which expire through 2001, the Company pays the affiliated Medical Practice a fee for the use of space and other facility services. Such fee is a fixed amount and/or a fee based upon the number of "procedures" or "cycles", as defined in the respective agreement, performed at the Network Site. The aggregate amount expensed pursuant to such agreements was $1,443,000, $1,136,000 and $856,000, for the years ended December 31, 1994,
1995 and 1996.

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

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Litigation

      On or about December 14, 1994, a holder of the Company's Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") commenced a class action, Bernstein v. IVF America, et. al, in the Chancery Court of New Castle County, Delaware, against the Company and its Directors asserting that the Company's offer to convert each share of Convertible Preferred Stock into three shares of the Company's Common Stock plus $.20 in cash (the "Conversion Offer") had triggered the anti-dilution provisions of the Certificate of Designations (which sets out the rights and privileges of the Convertible Preferred Stock) and that this necessitated an adjustment of the conversion rate of the Convertible Preferred Stock remaining outstanding. On September 5, 1996, the plaintiff in Bernstein v. IVF America, et. al. withdrew his appeal of the Delaware Court of Chancery's earlier decision denying the plaintiff's claim that Preferred Stockholders were entitled to expanded anti-dilution rights as a result of the Company's November 1994 Conversion Offer with respect to the Preferred Stock. As a result of the plaintiff's appeal being withdrawn, the case has been dismissed.

      In November 1994, the Company was served with a complaint in a matter captioned Karlin v. IVF America, et. al., filed in the Supreme Court of the State of New York, County of Westchester. The suit also named, as co-defendants, Vicki L. Baldwin, a Director of the Company, United Hospital and Dr. John Stangel. The action purported to be a class action, initiated by plaintiffs on behalf of themselves and a class of persons similarly situated. The complaint alleged that the defendants, individually and collectively, had, in the communication of clinical outcome statistics, inaccurately stated success rates or failed to communicate medical risks attendant to ART procedures. These allegations gave rise to the central issue of the case, that of informed consent. The plaintiffs' application for class certification was denied by the court. The court ruled that the potential class of patients treated at the Westchester Network Site did not meet the criteria for class action status as required by New York law. The plaintiffs appealed this decision. In June 1997, the Appellate Division of the Supreme Court of the State of New York, Second Department, affirmed the lower court's decision.

      There are several other legal proceedings to which the Company is a party. In the Company's view, the claims asserted and the outcome of these proceedings will not have a material adverse effect on the financial position or the results of operations of the Company.

   Insurance

      The Company and its affiliated Medical Practices are insured with respect to medical malpractice risks on a claims made basis. Management is not aware of any claims against it or its affiliated Medical Practices which might have a material impact on the Company's financial position or results of operations.

NOTE 15 -- RELATED PARTY TRANSACTIONS:

      In connection with the Company's acquisition of WMDC in June 1996 (see
Note 7), Morris Notelovitz, M.D., Ph.D. (the "Physician") became a member of the Company's Board of Directors, and under two long term employment agreements (the "Employment Agreements"), one being with the Company and the other with AWMC, the Physician agreed to serve as Vice President for Medical Affairs and Medical Director of the AWM Division and agreed to provide medical services under the AWM Division, as defined, respectively. Effective January 1, 1997, Dr. Notelovitz resigned from his position as a director of the Company and terminated the Employment Agreements (medical services under the Employment Agreement with AWMC will be terminated effective March 31, 1997). At December 31, 1996, Dr. Notelovitz was a greater than 5% shareholder of the Company's outstanding Common Stock and remains a consultant to the Company (see Note 9).

      SDL Consultants, a company owned by Sarason D. Liebler, who became a director of the Company in August, 1994, rendered consulting services to the Company during 1995 and 1996 for aggregate fees of approximately $22,000 and $17,000, respectively.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Under its contract for a joint development program for genetic testing with Genzyme, the Company funded approximately $134,000 and $56,000 in the year-ended December 31, 1995 and 1996, respectively. The Company and Genzyme mutually agreed to terminate this contract in December 1996; the Company retained the right to use the technology developed under the contract through such date.

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

      Pursuant to its management agreement with the Philadelphia Network Site, the Company incurred a $1,000,000 obligation for the exclusive right to manage these facilities and assumed capital lease obligations of $89,000.

      At December 31, 1995 and 1996 there were accrued dividends on Preferred Stock outstanding of $946,000 and $331,000, respectively, (see Note 11).

      Pursuant to the Offer (see Note 11), 1,136,122 shares of Preferred Stock were converted into 3,408,366 shares of Common Stock and $227,224 in cash. Included in recapitalization costs in 1994 was the $227,224 paid to converting holders of Preferred Stock.

      Pursuant to the Second Offer (see Note 11), 608,234 shares of Preferred Stock were converted into 2,432,936 shares of Common Stock.

      Controlled cash of Medical Practices decreased $34,000, $193,000 and $105,000 for the year ended December 31, 1994, 1995, and 1996, respectively.

      State taxes, which primarily reflect Massachusetts income taxes and Connecticut capital taxes, of $150,000, $155,000 and $119,000 were paid in the years ended December 31, 1994, 1995 and 1996, respectively.

      Interest paid in cash during the year ended December 31, 1994, 1995 and 1996, amounted to $40,000, $20,000 and $35,000, respectively. Interest received during the year ended December 31, 1994, 1995 and 1996 amounted to $498,000, $648,000 and $412,000, respectively.

NOTE 18 -- SUBSEQUENT EVENTS -- (Unaudited):

      Subsequent to December 31, 1996, the Company entered into two new asset purchase and management agreements and terminated one management agreement under the RSC Division as described below.

      On January 7, 1997, the Company acquired certain assets of the Bay Area Fertility and Gynecology Medical Group, a California partnership (the "Partnership"), and acquired the right to manage the Bay Area

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fertility and Gynecology Medical Group, Inc., a California professional corporation which is the successor to the Partnership's medical practice ("Bay Area Fertility"). The aggregate purchase price was approximately $2.0 million, consisting of $1.5 million in cash and $0.5 million in the form of the Company's Common Stock, or 333,333 shares of the Company's Common Stock. In addition to the exclusive right to manage Bay Area Fertility, the Company acquired other assets which primarily consisted of the name "Bay Area Fertility" and medical equipment and furniture and fixtures which will continue to be used by Bay Area Fertility in the provision of infertility and ART services.

      On February 28, 1997, the Company entered into agreements to acquire certain assets of and the right to manage the Fertility Centers of Illinois, S. C., a five physician group practice with six locations (the "Pending Acquisition"). The aggregate purchase price for the Pending Acquisition is approximately $8.6, approximately $6.6 million of which is payable in cash and approximately $2.0 million of which is payable in shares of Common Stock, the exact number of which will be determined based upon the average market price of the Common Stock for the ten trading day period prior to closing of the Pending Acquisition, subject to a minimum and maximum price per share. The closing of the Pending Acquisition is conditioned upon the Company's raising at least $6 million in capital by August 28, 1997.

      In June 1997, the Company acquired certain assets of and the right to manage the Reproductive Sciences Center, Inc. ("RSMC"), a California professional corporation located near San Diego (the "San Diego Acquisition"). The aggregate purchase price for the San Diego Acquisition was approximately $900,000, consisting of $50,000 in cash and 145,454 shares of Common Stock. An additional $650,000 is payable upon the achievement of certain milestones, at RSMC's option, in cash or in shares of Common Stock, based on the closing market price of the Common Stock on the third business day prior to issuance.

      Effective January 31, 1997, the Company terminated its management agreement with the Network Site in East Longmeadow, MA. Concurrently, the Medical Practice at the Boston Network Site entered into an affiliate and satellite agreement with the respective physician.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholder of
MPD Medical Associates (MA), P.C.

      In our opinion, the accompanying balance sheet and related statement of operations present fairly, in all material respects, the financial position of MPD Medical Associates (MA), P.C. (the "P.C.") at December 31, 1995 and 1996, and the results of its operations for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the P.C.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As described in Note 5, a statement of cash flows has been excluded from the presentation of financial data related to the P.C., as under the terms of a management agreement, IntegraMed America, Inc. controls all cash inflows and outflows related to the P.C.'s operations.

/s/ Price Waterhouse LLP
Price Waterhouse LLP

Stamford, Connecticut
February 24, 1997

                        MPD MEDICAL ASSOCIATES (MA), P.C.
                                  BALANCE SHEET
           (all dollar amounts in thousands, except per share amounts)

                                     ASSETS

                                                       December 31,
                                                       ------------
                                                       1995   1996
                                                       ----   ----

Current assets:

  Cash ..............................................   $2     $2
                                                        --     --
    Total current assets ............................    2      2
                                                        --     --
    Total assets ....................................   $2     $2
                                                        ==     ==
                              SHAREHOLDER'S EQUITY

Shareholder's equity:
Common Stock, $.01 par value -- 200,000
  shares authorized, issued and outstanding
  in 1995, 1996 and 1997, respectively...............   $2     $2
                                                        --     --
    Total shareholder's equity ......................   $2     $2
                                                        ==     ==

               See accompanying notes to the financial statements.

                        MPD MEDICAL ASSOCIATES (MA), P.C.
                             STATEMENT OF OPERATIONS
                           (all amounts in thousands)


                                       For the years ended
                                           December 31,
                                   --------------------------
                                    1994     1995     1996
                                   --------------------------


Revenues, net (see Note 2).....    $5,960  $6,594   $7,063
Physician compensation ........       451     556    1,015
Management fee expense
   (see Notes 1 and 2) ........     5,509   6,038    6,048
                                  -------  ------  -------
Net income.....................   $  --    $ --    $  --
                                  =======  ======  =======

               See accompanying notes to the financial statements.

                        MPD MEDICAL ASSOCIATES (MA), P.C.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

      MPD Medical Associates (MA), P.C. (the "P.C.") is a medical practice located in the greater Boston, Massachusetts area which specializes in providing gynecology and infertility services. The P.C. is 100% owned by Patricia McShane, M.D.

      The P.C. is managed by IntegraMed America, Inc. ("INMD") a public physician practice management company. INMD has managed this practice since July 1988 and the term of its current management agreement with the P.C. (the "management agreement") expires in January 2006. Pursuant to the management agreement, the medical providers employed by the P.C. provide all medical services and INMD provides all management and administrative services to the P.C.'s medical practice. Under the management agreement, INMD has guaranteed physician compensation, or medical practice retainage, and is liable for all liabilities incurred by the P.C. and is at risk for any loss in the operation thereof. As compensation for its management services, the P.C. pays INMD any revenues remaining after payment of physician compensation. Out of these remaining revenues INMD pays all other costs of services related to the P.C. and the balance, if any, represents INMD's net management fee.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Revenue and cost recognition --

      Revenues consist of patient service revenues. Patient revenues are recorded on a net realizable basis after deducting contractual allowances and consist of patient fees collected by INMD on behalf of the P. C. for gynecology and infertility services performed by the P.C. Patient revenues and related direct costs are recognized in the period in which the clinical and/or laboratory services are rendered. Net realization is dependent upon benefits provided by the patient's insurance policy or agreements between the P.C. and the third party payor.

   Operating Assets and Liabilities --

      Under the management agreement, INMD owns all operating assets of the P.C. and is liable for all expenses and obligations of the P.C., therefore all operating assets and liabilities related to the P.C.'s operations are reported by INMD on its consolidated balance sheet.

   Fixed assets --

      INMD owns all of the fixed assets utilized by the P.C.'s medical providers.

   Management fee expense --

      Management fee expense represents payment to INMD for management and administrative services to the P.C.

   Use of estimates in the preparation of the financial statements --

      The preparation of these financial statements in conformity with generally accepted accounting principles requires management of the P.C. to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        MPD MEDICAL ASSOCIATES (MA), P.C
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 -- DEPENDENCE UPON REIMBURSEMENT BY THIRD PARTY PAYORS:

      In Massachusetts, state mandate requires insurance coverage of convential infertility services as well as certain assisted reproductive technology services. Approximately 85% to 91% of the P.C.'s revenues for the years ended December 31, 1994, 1995 and 1996 and for the three months ended March 31, 1996 and 1997 were derived from revenues received from third party payors.

NOTE 4 -- RELATED PARTY INFORMATION:

      Patricia McShane, M.D., who owns 100% of the outstanding common stock of the P.C., has been a vice president of INMD in charge of Medical Affairs since September 1992.

NOTE 5 -- CASH FLOW INFORMATION:

      Under the management agreement INMD controls all cash inflows and outflows related to the P.C.'s operations, therefore all operating, investing, and financing cash flow activity is reported by INMD on its consolidated statement of cash flows.

NOTE 6 -- SUBSEQUENT EVENT (unaudited):

      Effective February 28, 1997, Patricia McShane, M.D. resigned as the vice president of INMD in charge of Medical Affairsand in March 1997 she became a director of INMD.

                                                                     SCHEDULE II

                            INTEGRAMED AMERICA, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

               For the Years Ended December 31, 1996, 1995 and 1994

                                             Additions-
                                 Balance at  Charged to               Balance at
                                 Beginning   Costs and                  End of
                                 of Period   Expenses   Deductions(1)   Period
                                 ---------   --------   -------------   ------

Year Ended December 31, 1996
Allowance for
doubtful accounts                 $ 89,000   $344,000    $124,000     $309,000
Year Ended December 31, 1995
Allowance for
doubtful accounts                 $125,000   $119,000    $155,000     $ 89,000
Year Ended December 31, 1994
Allowance for
doubtful accounts                 $193,000   $289,000    $357,000     $125,000

---------------------------------------
(1) Uncollectible accounts written off.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INTEGRAMED AMERICA, INC.

                              By: /s/ Gerardo Canet
                                  ----------------------------------------------
                                  Gerardo Canet, President, Chief Executive
                                  Officer and Director (Principal Financial and Accounting Officer)

Dated:  August 18, 1997