Form 10-Q
period 1997-09-30
INTEGRAMED AMERICA INC
filed 1997-11-14
CIK 885988

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

                For the quarterly period ended September 30, 1997

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

                                 Yes [X]   No [ ]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 10, 1997 was 17,198,616.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                           PAGE

PART I  -     FINANCIAL INFORMATION

    Item 1.   Financial Statements

               Consolidated Balance Sheet at September 30, 1997
                 (unaudited) and December 31, 1996........................... 3

               Consolidated Statement of Operations for the three
                 and nine-month period ended September 30, 1997 and 1996
                 (unaudited)................................................. 4

               Consolidated Statement of Cash Flows for the nine-month
                 period ended September 30, 1997 and 1996 (unaudited)........ 5

               Notes to Consolidated Financial Statements (unaudited)......6-11

    Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................. 12-17


PART II -        OTHER INFORMATION

    Item 1.      Legal Proceedings...........................................18

    Item 2.      Changes in Securities.......................................18

    Item 3.      Defaults upon Senior Securities.............................18

    Item 4.      Submission of Matters to a Vote of Security Holders.........18

    Item 5.      Other Information...........................................18

    Item 6.      Exhibits and Reports on Form 8-K............................18


SIGNATURES              .....................................................19

INDEX TO EXHIBITS.........................................................20-22

PART I  -  FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           (all dollars in thousands)
                                     ASSETS
                                                                                         September 30,          December 31,
                                                                                               1997                 1996
                                                                                         ------------           ------------
                                                                                          (unaudited)
Current assets:
  Cash and cash equivalents ..........................................................   $   1,917                $  3,761
  Short term investments..............................................................        --                     2,000
  Patient accounts receivable, less allowance for doubtful accounts of $130 and $113
    in 1997 and 1996, respectively....................................................       4,939                   2,770
 Management fees receivable, less allowance for doubtful accounts of $183 and $50
    in 1997 and 1996, respectively....................................................       1,510                   1,249
  Research fees receivable............................................................         424                     232
  Other current assets ...............................................................       1,005                     897
  Controlled assets of Medical Practices (see Note 2):
    Cash..............................................................................          62                     191
    Patient accounts receivable, less allowance for doubtful accounts of $13 and $146
      in 1997 and 1996, respectively..................................................         335                     459
                                                                                           -------                 -------
      Total controlled assets of Medical Practices....................................         397                     650
                                                                                           -------                 -------
      Total current assets............................................................      10,192                  11,559
                                                                                           -------                 -------
    Fixed assets, net ................................................................       3,833                   3,186
    Intangible assets, net............................................................      18,198                   5,894
    Other assets......................................................................         384                     211
                                                                                           -------                 -------
      Total assets....................................................................     $32,607                 $20,850
                                                                                           =======                 =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................   $     185                $  1,020
  Accrued liabilities.................................................................       2,237                   1,652
  Due to Medical Practices (see Note 2)...............................................         162                     326
  Dividends accrued on Preferred Stock................................................         430                     331
  Current portion of exclusive management rights obligation...........................         472                     222
  Note payable and current portion of long-term debt..................................         618                     426
  Patient deposits ...................................................................         924                     490
                                                                                           -------                 -------
      Total current liabilities.......................................................       5,028                   4,467
                                                                                           -------                 -------
Exclusive management rights obligation................................................       1,430                   1,213
Long-term debt .......................................................................         527                     692
Shareholders' equity
  Preferred Stock, $1.00 par value -
    3,165,644  shares  authorized  in 1997 and 1996,  respectively  -  2,500,000 undesignated;  665,644 shares designated as Series A Cumulative  Convertible of which 165,644 shares were issued and outstanding in 1997 and
    1996, respectively................................................................         166                     166
  Common Stock, $.01 par value - 25,000,000 shares authorized; 17,195,991 and
    9,230,557 shares issued and outstanding in 1997 and 1996, respectively............         172                      92
  Capital in excess of par ...........................................................      46,317                  35,410
  Accumulated deficit ................................................................     (21,033)                (21,190)
                                                                                           -------                 -------
      Total shareholders' equity .....................................................      25,622                  14,478
                                                                                           -------                 -------
      Total liabilities and shareholders' equity......................................     $32,607                 $20.850
                                                                                           =======                 =======
        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                              For the                        For the
                                                                         three-month period             nine-month period
                                                                         ended September 30,           ended September 30,
                                                                         1997         1996               1997         1996
                                                                       -------       -------          --------     --------
                                                                             (unaudited)                   (unaudited)

Revenues, net (see Note 2)........................................      $5,822        $5,016           $16,376      $14,004
Medical Practice retainage (see Note 2)...........................         407           761             1,263        2,264
                                                                       -------       -------          --------     --------
Revenues after Medical Practice retainage (see Note 2)............       5,415         4,255            15,113       11,740
Costs of services rendered .......................................       4,089         3,678            11,404        9,228
                                                                       -------       -------          --------     --------

Network Sites' contribution ......................................       1,326           577             3,709        2,512
                                                                       -------       -------          --------     --------

General and administrative expenses ..............................         948         1,153             2,854        2,969
Clinical service development expenses.............................          57            94               174          222
Amortization of intangible assets.................................         209           102               490          193
Interest income...................................................         (30)         (108)              (98)        (331)
Interest expense..................................................          14            11                48           26
                                                                       -------       -------          --------     --------

Total other expenses..............................................       1,198         1,252             3,468        3,079
                                                                       -------       -------          --------     --------
Income (loss) before income taxes.................................         128          (675)              241         (567)

Provision for income and capital  taxes...........................          20            18                84          114
                                                                       -------       -------          --------     --------
Net income (loss).................................................         108          (693)              157         (681)

Less: Dividends accrued on Preferred Stock........................          33            33                99           99
                                                                       -------       -------          --------     --------

Net income (loss) applicable to Common Stock before
   consideration for induced conversion of Preferred Stock .......     $    75       $  (726)         $     58     $   (780)
                                                                       =======       =======          ========     ========
Net income (loss) per share of Common Stock before consideration
    for induced conversion of Preferred Stock.....................       $0.01       $ (0.08)         $   0.01     $  (0.11)
                                                                       =======       =======          ========     ========
Net income (loss) per share of Common Stock and
   Common Stock equivalents (see Note 3)..........................     $  0.01       $ (0.46)         $   0.01     $  (0.58)
                                                                       =======       =======          ========     ========

Weighted average number of shares of Common Stock and
   Common Stock equivalents outstanding...........................      13,436         8,795            10,992        7,056
                                                                       =======       =======          ========     ========


        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (all amounts in thousands)
                                                                                              For the
                                                                                         nine-month period
                                                                                        ended September 30,
                                                                                      1997                 1996
                                                                                     ------               ------
                                                                                             (unaudited)
Cash flows from operating activities:
  Net income (loss) ..........................................................      $  157               $ (681)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization..............................................       1,228                  796
   Writeoff of fixed assets ..................................................          95                  --
   Changes in assets and liabilities-- (Increase) decrease in assets:
        Patient accounts receivable...........................................      (2,169)              (1,094)
        Management fees receivable............................................        (261)                  27
        Research fees receivable..............................................        (192)                  31
        Other current assets..................................................        (108)                (113)
        Other assets..........................................................        (151)                  33
     Decrease (increase) in controlled assets of Medical Practices:
        Patient accounts receivable...........................................         124                  590
        Other current assets..................................................         --                    (5)
     Increase (decrease) in liabilities:
        Accounts payable......................................................        (835)                 343
        Accrued liabilities...................................................         285                 (242)
        Due to Medical Practices..............................................        (164)                  72
        Patient deposits......................................................         434                   18
                                                                                    ------               ------
  Net cash used in operating activities.......................................      (1,557)                (225)
                                                                                    ------               ------

  Cash flows provided by (used in) investing activities:
     Proceeds from (purchase of) short term investments.......................       2,000                 (500)
     Purchase of net assets of acquired businesses............................        (661)                (271)
     Payments for exclusive management rights and related acquisition costs...      (9,447)                (805)
     Purchase of fixed assets and leasehold improvements......................        (834)                (974)
     Proceeds from sale of fixed assets.......................................         139                  --
                                                                                    ------               ------
  Net cash used in investing activities.......................................      (8,803)              (2,550)
                                                                                    ------               ------

  Cash flows provided by (used in) by financing activities:
     Proceeds from issuance of Common Stock...................................       9,601                  --
     Used for stock issue costs...............................................      (1,193)                 --
     Proceeds from bank under Credit Facility.................................         250                  --
     Principal repayments on debt.............................................        (193)                (105)
     Principal repayments under capital lease obligations.....................         (97)                (162)
     Repurchase of Convertible Preferred Stock................................         --                   (84)
     Preferred Stock conversion costs.........................................         --                   (18)
     Proceeds from exercise of Common Stock options...........................          19                   21
                                                                                    ------               ------
Net cash provided by (used in) financing activities...........................       8,387                 (348)
                                                                                    ------               ------

Net decrease in cash and cash equivalents.....................................      (1,973)              (3,123)
Cash and cash equivalents at beginning of period..............................       3,952                8,179
                                                                                    ------               ------

Cash and cash equivalents at end of period....................................      $1,979               $5,056
                                                                                    ======               ======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 1997, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Revenue and cost recognition -

   Reproductive Science Center Division ("RSC Division")

     The operations of the RSC Division are currently conducted pursuant to ten management agreements.

     Under six of the Company's management agreements, the Company receives as compensation for its management services a three-part management fee comprised of: (i) a fixed percentage of net revenues, generally equal to 6%, (ii) reimbursed cost of services (costs incurred in managing a Medical Practice and any costs paid on behalf of the Medical Practice) and (iii) a fixed or variable percentage of earnings after the Company's management fees and any guaranteed physician compensation, or an additional fixed or variable percentage of net revenues, which generally results in the Company receiving up to an additional 15% of net revenues. All management fees are reported as revenues, net by the Company. Direct costs incurred by the Company in performing its management services and costs incurred on behalf of the Medical Practice are recorded in costs of services rendered. The physicians receive as compensation all earnings remaining after payment of the Company's management fee.

     Under the Company's management agreements for the Boston and Long Island Network Sites, the Company displays the patient service revenues of the Medical Practices which are reflected as revenues, net on its consolidated statement of operations. Under these agreements, the Company records all patient service revenues and, out of such revenues, the Company pays the Medical Practices' operating expenses, physicians' and other medical compensation and direct materials (the "Medical Practice retainage"). Approximately 70%-80% of Medical Practice retainage is fixed and the balance is primarily comprised of certain physician compensation. Specifically, under the management agreement for the Boston Network Site, the Company guarantees a minimum physician compensation based on an annual budget primarily determined by the Company. Remaining revenues, if any, which represent the Company's management fee, are used by the Company for other direct administrative expenses which are recorded as costs of services. Under the management agreement for the Long Island Network Site, the Company's management fee is payable only out of the remaining revenues, if any, after the payment of all expenses of the Medical Practice. Under these arrangements, the Company is liable for payment of all liabilities incurred by the Medical Practices and is at risk for any losses incurred in the operations thereof. Effective October 1, 1997, the Company entered into an agreement with respect to the Long Island Network Site pursuant to which the Company will receive a fixed management fee (initially equal to $300,000 per annum) and reimbursed cost of services.

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

     The Company's 51% interest in NMF is included in the Company's consolidated financial statements. The Company records 100% of the revenues and costs of NMF and reports 49% of any profits of NMF as minority interest on the Company's consolidated balance sheet. Minority interest at September 30, 1997 and December 31, 1996 was $0.

   Patient accounts receivable--

     Patient accounts receivable represent receivables from patients for medical services provided by the Medical Practices. Such amounts are recorded net of contractual allowances and estimated bad debts and risk of loss due to non-collectibility is borne by the Company. As of September 30, 1997 and December 31, 1996, of total patient accounts receivable of $4,939,000 and $2,770,000, respectively, approximately $2,520,000 and $836,000 of patient accounts receivable were a function of Network Site revenue (i.e., the Company purchased the accounts receivable from the Medical Practice) and the remaining balances of $2,419,000 and $1,934,000, respectively, were a function of net revenues of the Company (see -- "Revenue and cost recognition" above).

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

     At September  30, 1997 and December 31, 1996,  of the $397,000 and $650,000
controlled assets of Medical Practices, $43,000 and $117,000, respectively, were restricted for payment of the amounts due to Medical Practices and the balances of $354,000 and $533,000, respectively, were payable to the Company.

NOTE 3 -- REVENUES, MEDICAL PRACTICE RETAINAGE AND COSTS OF SERVICES:

     The following table sets forth for the three and nine months ended September 30, 1997 and 1996, revenues, Medical Practice retainage and costs of services for each of the Company's three types of management agreements (patient service revenues, three-part management fee and percent of revenues and reimbursed costs of services) and revenues and costs of services for the AWM Division (000's omitted):

                                                                      For the                   For the
                                                                three-month period         nine-month period
                                                                ended September 30,       ended September 30,
                                                                  1997         1996          1997       1996
                                                                 ------       ------      -------      -------
Revenues, net:
   RSC Division --
     Patient service revenues.............................       $2,408      $ 3,190     $  7,334      $ 9,185
     Management fees-- three part management fee..........        2,029          795        4,519        2,200
     Management fees-- percent of revenues and
       reimbursed costs of services of the New Jersey.....          925          670        2,779        2,161
                                                                 ------       ------      -------      -------
       Network Site.......................................
         Total RSC Division revenues, net.................        5,362        4,655       14,632       13,546
                                                                 ------       ------      -------      -------
   AWM Division -- revenues...............................          460          361        1,744          458
                                                                 ------       ------      -------      -------
         Total revenues, net..............................       $5,822       $5,016      $16,376      $14,004
                                                                 ======       ======      =======      =======

Medical Practice retainage:
   RSC Division  --
     Medical practice retainage related to patient
       service revenues...................................       $  407       $  761       $1,263      $ 2,264
                                                                 ======       ======      =======      =======

Costs of services:
   RSC Division  --
     Costs related to patient service revenues............       $1,423       $2,205      $ 4,360      $ 5,819
     Costs related to three part management fees..........        1,686          774        4,075        2,137
     Costs related to New Jersey Network Site.............          379          267        1,116          767
                                                                 ------       ------      -------      -------
         Total RSC Division costs of services.............        3,488        3,246        9,551        8,723
                                                                 ------       ------      -------      -------

   AWM Division -- Costs of services......................          601          432        1,853          505
                                                                 ------       ------      -------      -------
         Total costs of services..........................       $4,089       $3,678      $11,404      $ 9,228
                                                                 ======       ======      =======      =======

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

     For the nine months ended September 30, 1997 and 1996, the New Jersey Network Site, which management fee is based upon a percentage of revenues, provided 17.0% and 15.4% of the Company's revenues, net, respectively. For the nine months ended September 30, 1997 and 1996, the New Jersey Network Site
provided   44.8%  and  55.5%  of  the  Company's   Network  Site   contribution,
respectively.

     For the nine months ended September 30, 1997 and 1996, the Boston Network Site, which is included in patient service revenues under the RSC Division, provided 31.0% and 40.4% of the Company's revenues, net, respectively. For the nine months ended September 30, 1997 and 1996, the Boston Network Site provided 37.6% and 67.3% of the Company's Network Site contribution, respectively.

       Summary unaudited financial information for the Boston Network Site is as follows (000's omitted):

                                                                     For the                    For the
                                                                three-month period         nine-month period
                                                                ended September 30,       ended September 30,
                                                                  1997         1996          1997       1996
                                                                -------     -------        ------      ------

       Revenues, net......................................       $1,678      $1,825        $5,080      $5,660
       Medical Practice retainage.........................          279         314           837         857
                                                                -------     -------        ------      ------
       Revenues after Medical Practice retainage..........        1,399       1,511         4,243       4,803
       Costs of services rendered.........................          950         974         2,848       3,114
                                                                -------     -------        ------      ------
       Network Site's contribution........................      $   449     $   537        $1,395      $1,689
                                                                =======     =======        ======      ======

NOTE 4 -- NOTE PAYABLE:

     In November 1996, the Company obtained a $1.5 million revolving credit facility (the "Credit Facility") issued by First Union National Bank (the "Bank"). Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.75% per annum, which at September 30, 1997, was 9.25%. The Credit Facility terminates on April 1, 1998 and is secured by the Company's assets. At September 30, 1997, $250,000 was outstanding under the Credit Facility and is included in "Note payable and current portion of long-term debt" in the accompanying consolidated balance sheet. At December 31, 1996, no amounts were outstanding under the Credit Facility.

       In November 1997, the Company obtained from the Bank a new $4.0 million non-restoring credit facility (the "New Credit Facility"). Borrowings under the New Credit Facility will bear interest at the Bank's prime rate plus 1.0% per annum. Borrowings outstanding under the New Credit Facility at September 30, 1998 may convert into a four-year term loan. Any amounts borrowed under the New Credit Facility will permanently reduce amounts available for future borrowings under the New Credit Facility. The New Credit Facility will be cross-collateralized and cross-defaulted with the Credit Facility. At September 30, 1997, no amounts were outstanding under the New Credit Facility.

NOTE 5 -- EQUITY:

       In August, 1997, the Company consummated an offering of 6,400,000 shares of Common Stock (the "Offering"). The Offering raised gross proceeds of $9.6 million and net proceeds of approximately $8.4 million. Approximately $6.6 million of the net proceeds was used for the asset purchase and right-to-manage agreement with Fertility Centers of Illinois, S.C., one of the largest providers of infertility and assisted reproductive technology services in the United States. The balance of the proceeds of the Offering have been and will continue to be used for working capital and other general corporate purposes, including possible future acquisitions of the assets of, and the right to manage, additional physician practices.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)
NOTE 6 -- RECENT ACQUISITIONS:

       In August 1997, the Company used $6.6 million of the net proceeds from the Offering to acquire certain fixed assets of and the right to manage Fertility Centers of Illinois, S.C. ("FCI"), a physician group practice comprised of six physicians and six locations in the Chicago, Illinois area. The aggregate purchase price was approximately $8.6 million, consisting of approximately $6.6 million in cash and 1,009,464 shares of Common Stock. Approximately $8.0 million of the aggregate purchase price was allocated to exclusive management rights, which will be amortized over the twenty-year term of the management agreement and $559,000 was allocated to certain fixed assets.

       Simultaneous with closing on the FCI transaction, the Company, on behalf of FCI, completed its first in-market merger with the addition of Edward L. Marut, MD to the FCI practice. The aggregate purchase price was $803,000 in cash, of which $750,000 was allocated to exclusive management rights, which will be amortized over the twenty-year term of the management agreement and $53,000 was for certain fixed assets.

       In June 1997, the Company acquired certain assets of and the right to manage Reproductive Sciences Medical Center ("RSMC"), a physician group practice comprised of two physicians and two locations in the San Diego, CA area (the "San Diego Acquisition"). The aggregate purchase price for the San Diego Acquisition was approximately $900,000, partially consisting of $50,000 in cash and 145,454 shares of Common Stock. An additional $650,000 is payable upon the achievement of certain specified milestones, at RSMC's option, in cash or in shares of the Company's Common Stock, based on the closing market price of the Common Stock on the third business day prior to issuance. The aggregate purchase price paid was allocated to exclusive management rights which will be amortized over the twenty-year term of the management agreement.

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

       FCI, RSMC and Bay Area Fertility represented in aggregate approximately $1.2 million, $305,000, and $210,000 of the Company's revenues, net, Network Site contribution and net income for the three-month period ended September 30, 1997, respectively. FCI, RSMC and Bay Area Fertility represented in aggregate approximately $1.9 million, $474,000, and $324,000 of the Company's revenues, net, Network Site contribution and net income for the nine-month period ended September 30, 1997, respectively.

NOTE 7 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
          TRANSACTIONS:

       In connection with its acquisition of the exclusive right to manage FCI in August 1997, the Company issued 1,009,464 shares of Common Stock with an aggregate fair value equal to $2,082,000.

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

       In the nine-month period ended September 30, 1997, the Company entered into a capital lease obligation in the amount of $105,000 for medical equipment.

       In the nine-month period ended September 30, 1997, the Company assigned two capital lease obligations for medical equipment with an aggregate book value of $60,000 to two related parties.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

       Accrued dividends on Convertible Preferred Stock outstanding increased by $99,000 to $430,000 in the nine-month period ended September 30, 1997. Accrued dividends on Convertible Preferred Stock decreased by $648,000 to $331,000 in the nine-month period ended September 30, 1996 due to the reversal of accrued dividends related to the Preferred Stock conversion, partially offset by dividends accrued in 1996.

       Controlled cash of Medical Practices decreased $1,000 and $46,000 during the nine-month periods ended September 30, 1997 and 1996, respectively.

       State taxes, which primarily reflect Massachusetts income taxes and New York capital taxes, of $66,000 and $103,000 were paid in the nine-month periods ended September 30, 1997 and 1996, respectively.

       Interest paid in cash in the nine-month periods ended September 30, 1997 and 1996 amounted to $48,000 and $26,000, respectively. Interest received in the nine-month periods ended September 30, 1997 and 1996 amounted to $98,000 and $360,000, respectively.

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

       The RSC Division currently consists of ten Network Sites. During the nine-month period ended September 30, 1997, the RSC Division derived its revenues pursuant to ten management agreements, including three of which were acquired in 1997. During the nine-month period ended September 30, 1996, the RSC Division principally derived its revenues pursuant to six management agreements including one which was acquired in May 1996 and one which was terminated in November 1996.

       The AWM Division currently consists of one Network Site which was established in June 1996 and is directly owned by the Company.

       In August, 1997, the Company consummated an offering of 6,400,000 shares of Common Stock (the "Offering"). The Offering raised gross proceeds of $9.6 million and net proceeds of approximately $8.4 million.

       In August 1997, the Company used $6.6 million of the net proceeds from the Offering to acquire certain fixed assets of and the right to manage Fertility Centers of Illinois, S.C. ("FCI"), a physician group practice comprised of six physicians and six locations in the Chicago, Illinois area. The aggregate purchase price was approximately $8.6 million, consisting of approximately $6.6 million in cash and 1,009,464 shares of Common Stock. Approximately $8.0 million of the aggregate purchase price was allocated to exclusive management rights and $559,000 was allocated to certain fixed assets.

       Simultaneous with closing on the FCI transaction, the Company, on behalf of FCI, completed its first in-market merger with the addition of Edward L. Marut, MD to the FCI practice. The aggregate purchase price was $803,000 in cash, of which $750,000 was allocated to exclusive management rights and $53,000 was allocated to certain fixed assets.

       In June 1997, the Company acquired certain assets of and the right to manage Reproductive Sciences Medical Center ("RSMC"), a physician group practice comprised of two physicians and two locations in the San Diego, CA area (the "San Diego Acquisition"). The aggregate purchase price for the San Diego Acquisition was approximately $900,000, partially consisting of $50,000 in cash and 145,454 shares of Common Stock. An additional $650,000 is payable upon the achievement of certain specified milestones, at RSMC's option, in cash or in shares of the Company's Common Stock, based on the closing market price of the Common Stock on the third business day prior to issuance.
The aggregate purchase price paid was allocated to exclusive management rights.

       In January 1997, the Company acquired certain assets of the Bay Area Fertility and Gynecology Medical Group, a California partnership (the "Partnership"), and acquired the right to manage the Bay Area Fertility and Gynecology Medical Group, Inc., a California professional corporation which is the successor to the Partnership's medical practice. The aggregate purchase price was approximately $2.1 million, consisting of $1.5 million in cash and 333,333 shares of Common Stock. The majority of the aggregate purchase price was allocated to exclusive management rights.

Results of Operations

   Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Revenues for the three months ended September 30, 1997 (the "third quarter of 1997") were approximately $5.8 million as compared to approximately $5.0 million for the three months ended September 30, 1996 (the "third quarter of 1996"), an increase of 16.1%. In the third quarter of 1997, the Company's RSC Division and AWM Division contributed 92.1% and 7.9%, respectively, of the Company's total revenues.

     RSC Division revenues for the third quarter of 1997 were approximately $5.4 million as compared to $4.7 million for the third quarter of 1996, an increase of 15.2%. Revenues under the RSC Division were comprised of (i) patient service revenues, (ii) three-part management fees and (iii) at the New Jersey Network Site, management fees based on a percentage of revenues and reimbursed costs of services. Patient service revenues were approximately $2.4 million in the third quarter of 1997 compared to approximately $3.2 million for the third quarter of 1996, a decrease of 24.5%. Patient service revenues decreased due to the absence of the Westchester Network Site agreement which the Company terminated in November 1996 and due to a 8.1% decrease in revenues related to the Boston Network Site attributable to lower volume at such Network Site. Three-part management fee revenues were $2.0 million in the third quarter of 1997 compared to $795,000 in the third quarter of 1996, an increase of 155%. The increase in three-part management fee revenues was attributable to new management agreements entered into in the second quarter of 1996 and the first and third quarter of 1997. Management fees based on a percentage of revenues and reimbursed costs of services of the New Jersey Network Site were approximately $925,000 in the third quarter of 1997 compared to approximately $670,000 in the third quarter of 1996, an increase of 38.1%, due to an increase in volume at such Network Site. AWM Division revenues for the third quarter of 1997 were approximately $460,000 as compared to $361,000 for the third quarter of 1996 due to the acquisitions in early June and late December of 1996 which established this Division.

     Medical Practice retainage, which represents physicians' and other medical fees and direct materials related to the Boston and Long Island Network Sites in the third quarter of 1997 and to the Boston, Long Island and Westchester Network Sites in the third quarter of 1996, was approximately $407,000 in the third quarter of 1997 as compared to approximately $761,000 in the third quarter of 1996, a decrease of 46.5%, primarily due to the absence of the Westchester Network Site agreement.

     Revenues after Medical Practice retainage were approximately $5.4 million in the third quarter of 1997 as compared to approximately $4.3 million in the third quarter of 1996, an increase of 27.3%. The increase was attributable to new management agreements entered into in the second quarter of 1996 and the first and third quarter of 1997. The increase in revenues after Medical Practice Retainage was partially offset by the decrease in management fees related to the absence of the Westchester Network Site agreement.

     Costs of services rendered were approximately $4.1 million in the third quarter of 1997 as compared to approximately $3.7 million in the third quarter of 1996, an increase of 11.2%. This increase was directly attributable to new management agreements entered into in the second quarter of 1996 and the first and third quarter of 1997 under the RSC Division and to the establishment of the AWM Division. This increase was partially offset by the absence of costs from the Westchester Network Site agreement and a decrease in costs related to the Boston Network Site. As a percentage of revenues, net, costs of services rendered decreased to 70.2% in the third quarter of 1997 compared to 73.3% in the third quarter of 1996.

     Network Sites' contribution was approximately $1.3 million in the third quarter of 1997 compared to $577,000 in the third quarter of 1996, an increase of approximately 130%, as a result of the revenue and cost variances discussed above. As a percentage of revenues, Network Sites' contribution increased to 22.8% in the third quarter of 1997 as compared to 11.5% in the third quarter of 1996. Network Site contribution in the third quarter of 1996 included a $365,000 non-recurring loss associated with the closing of the Westchester Network Site.

     General and administrative expenses for the third quarter of 1997 were $948,000 compared to approximately $1.2 million in the third quarter of 1996, a decrease of 17.8%. Such decrease was primarily attributable to the absence of costs associated with the closing of a regional office in late 1996 and mid 1997 and a decrease in consulting costs, partially offset by increases in communication and investor relations costs.

     Clinical service development expenses were $57,000 in the third quarter of 1997 compared to $94,000 in the third quarter of 1996, a decrease of 39.4%. Such decrease was primarily due to a decrease in development costs related to genetic and immature oocyte testing.

     Amortization of intangible assets was $209,000 in the third quarter of 1997 as compared to $102,000 in the third quarter of 1996. This increase was attributable to the Company's acquisitions in the second quarter of 1996 and the first and third quarter of 1997.

     Interest income for the third quarter of 1997 was $30,000 compared to $108,000 in the third quarter of 1996. This decrease was primarily due to a lower cash balance.

     The provision for income taxes primarily reflected Massachusetts income taxes and New York capital taxes in the third quarter of 1997 and in the third quarter of 1996, respectively.

     Net income was $108,000 in the third quarter of 1997 compared to a net loss of $693,000 in the third quarter of 1996. This increase in net income was primarily due to a $749,000 increase in contribution and a $205,000 decrease in general and administrative expenses, partially offset by a $107,000 increase in amortization of intangible assets and a $78,000 decrease in interest income. The net loss in the third quarter of 1996 was primarily due to a $365,000 non-recurring loss associated with the closing of the Westchester Network Site.

   Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Revenues for the nine months ended September 30, 1997 were approximately $16.4 million as compared to approximately $14.0 million for the nine months ended September 30, 1996, an increase of 16.9%. For the nine months ended September 30, 1997, the Company's RSC Division and AWM Division contributed 89.4% and 10.6%, respectively, of the Company's total revenues.

     RSC Division revenues for the nine months ended September 30, 1997 were approximately $14.6 million as compared to $13.5 million for the nine months ended September 30, 1996, an increase of 8.0%. Revenues under the RSC Division were comprised of (i) patient service revenues, (ii) three-part management fees and (iii) at the New Jersey Network Site, management fees based on a percentage of revenues and reimbursed costs of services. Patient service revenues were approximately $7.3 million for the nine months ended September 30, 1997 compared to approximately $9.2 million for the nine months ended September 30, 1996, a decrease of 20.2%. Patient service revenues decreased due to the absence of the Westchester Network Site agreement which the Company terminated in November 1996 and due to a 10.2% decrease in revenues related to the Boston Network Site attributable to lower volume at such Network Site. Three-part management fee revenues were $4.5 million for the nine months ended September 30, 1997 compared to $2.2 million for the nine months ended September 30, 1996, an increase of 105%. The increase in three-part management fee revenues was attributable to new management agreements entered into in the third quarter of 1996 and the first and third quarter of 1997. Management fees based on a percentage of revenues and reimbursed costs of services of the New Jersey Network Site were approximately $2.8 million for the nine months ended September 30, 1997 compared to approximately $2.2 million for the nine months ended September 30, 1996, an increase of 28.6%, due to an increase in volume at such Network Site. AWM
Division revenues for the nine months ended September 30, 1997 were approximately $1.7 million as compared to $458,000 for the nine months ended September 30, 1996 due to the acquisitions in early June and late December of 1996 which established this Division.

     Medical Practice retainage, which represents physicians' and other medical fees and direct materials related to the Boston and Long Island Network Sites for the nine months ended September 30, 1997 and to the Boston, Long Island and Westchester Network Site for the nine months ended September 30, 1996, was approximately $1.3 million in the nine months ended 1997 as compared to approximately $2.3 million for the nine months ended September 30, 1996, a decrease of 44.2%, primarily due to the absence of the Westchester Network Site agreement.

     Revenues after Medical Practice Retainage were approximately $15.1 million for the nine months ended September 30, 1997 as compared to approximately $11.7 million for the nine months ended September 30, 1996, an increase of 28.7%. The increase was attributable to new management agreements entered into in the third quarter of 1996 and the first and third quarter of 1997. The increase in revenues after Medical Practice Retainage was partially offset by the decrease in management fees related to the absence of the Westchester Network Site agreement and to a decrease in management fees related to the Boston Network Site.

     Costs of services rendered were approximately $11.4 million for the nine months ended September 30, 1997 as compared to approximately $9.2 million for the nine months ended September 30, 1996, an increase of 23.6%. This increase was directly attributable to new management agreements entered into during the third quarter of 1996 and the first and third quarter of 1997 under the RSC Division and to the establishment of the AWM Division. This increase was partially offset by the absence of costs from the Westchester Network Site agreement. As a percentage of revenues, net, costs of services rendered increased to 69.6% for the nine months ended September 30, 1997 compared to 65.9% for the nine months ended September 30, 1996.

     Network Sites' contribution was approximately $3.7 million for the nine months ended September 30, 1997 compared to $2.5 million for the nine months ended September 30, 1996, an increase of 47.7%, as a result of the revenue and cost variances discussed above. As a percentage of revenues, Network Sites' contribution increased to 22.6% for the nine months ended September 30, 1997 as compared to 17.9% for the nine months ended September 30, 1996. Network Site contribution for the nine months ended September 30, 1996 included a $621,000 non-recurring loss associated with the closing of the Westchester Network Site.

     General and administrative expenses for the nine months ended September 30, 1997 were $2.9 million compared to $3.0 million for the nine months ended September 30, 1996, a decrease of 3.9%. Such decrease was primarily attributable to the absence of costs associated with the closing of a regional office in late 1996, partially offset by increases in travel and communication costs associated with the new Network Sites and the AWM Division.

     Clinical service development expenses were $174,000 for the nine months ended September 30, 1997 compared to $222,000 for the nine months ended September 30, 1996, a decrease of 21.6%. Such decrease was primarily due to a decrease in development costs related to genetic and immature oocyte testing.

     Amortization of intangible assets was $490,000 for the nine months ended September 30, 1997 as compared to $193,000 for the nine months ended September 30, 1996. This increase was attributable to the Company's acquisitions in the second quarter of 1996 and the first and third quarter of 1997.

     Interest income for the nine months ended September 30, 1997 was $98,000 compared to $331,000 for the nine months ended September 30, 1996. This decrease was primarily due to a lower cash balance.

     The provision for income taxes primarily reflected Massachusetts income taxes and New York capital taxes for the nine months ended September 30, 1997 and for the nine months ended September 30, 1996, respectively.

     Net income was $157,000 for the nine months ended September 30, 1997 compared to a net loss of $681,000 for the nine months ended September 30, 1996. This increase in net income was primarily due to a $1.2 million increase in contribution and a $115,000 decrease in general and administrative expenses, partially offset by an increase of $297,000 in amortization of intangible assets and a $233,000 decrease in interest income. The net loss in 1996 was primarily due to a $621,000 non-recurring charge associated with the closing of the Westchester Network Site.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through sales of equity securities. In August, 1997, the Company consummated an offering of 6,400,000 shares of Common Stock (the"Offering"). The Offering raised gross proceeds of $9.6 million and net proceeds of approximately $8.4 million. Approximately $6.6 million of the net proceeds of the Offering was used for the asset purchase and right-to-manage agreement with Fertility Centers of Illinois, S.C. ("FCI"), a physician group practice comprised of six physicians and six locations in the Chicago, Illinois area. The balance of the proceeds of the Offering have been and will continue to be used for working capital and other general corporate purposes, including possible future acquisitions of the assets of, and the right to manage, additional physician practices.

    At September 30, 1997, the Company had working capital of approximately $5.2 million (including $397,000 of controlled assets of Medical Practices), approximately $2.0 million of which consisted of cash and cash equivalents (including $62,000 of controlled cash), compared to working capital of $7.1 million at December 31, 1996 (including $650,000 of controlled assets of Medical Practices), approximately $6.0 million of which consisted of cash and cash equivalents (including $191,000 of controlled cash) and short term investments. The net decrease in working capital at September 30, 1997 was principally due to payments of $9.4 million for exclusive management rights and related acquisition costs and payments of approximately $1.5 million for the purchase of fixed assets and leasehold improvements related to new and existing Network Sites, partially offset by $8.4 million in net proceeds from the Offering and an aggregate increase in receivables and other current assets.

     In January 1997, the Company consummated the Bay Area Acquisition for an aggregate purchase price of approximately $2.1 million, consisting of $1.5 million in cash and 333,333 shares of Common Stock. In June 1997, the Company consummated the San Diego Acquisition for an aggregate purchase price of $900,000, partially consisting of $50,000 in cash and 145,454 shares of Common Stock. An additional $650,000 is payable upon the achievement of certain specified milestones, at RSMC's option, in cash or in shares of the Company's Common Stock, based on the closing market price of the Common Stock on the third business day prior to issuance. In August 1997, the Company used $6.6 million of the net proceeds from the Offering to acquire certain fixed assets of and the right to manage FCI. The aggregate purchase price was approximately $8.6 million, consisting of approximately $6.6 million in cash and 1,009,464 shares of Common Stock. Simultaneous with closing on the FCI transaction, the Company, on behalf of FCI, completed its first in-market merger with the addition of Edward L. Marut, MD to the FCI practice for an aggregate purchase price of $803,000 in cash.

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

     In November 1996, the Company obtained a $1.5 million revolving credit facility (the "Credit Facility") issued by First Union National Bank (the "Bank"). Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.75% per annum, which at September 30, 1997, was 9.25%. The Credit Facility terminates on April 1, 1998 and is secured by the Company's assets. At September 30, 1997, $250,000 was outstanding under the Credit Facility. In
November 1997, the Company obtained from the Bank a new $4.0 million non-restoring credit facility (the "New Credit Facility"). Borrowings under the New Credit Facility will bear interest at the Bank's prime rate plus 1.0% per annum. Borrowings outstanding under the New Credit Facility at September 30, 1998 may convert into a four year term loan. Any amounts borrowed under the New Credit Facility will permanently reduce amounts available for future borrowings under the New Credit Facility. The New Credit Facility will be cross-collateralized and cross-defaulted with the Credit Facility. On a short-term basis, the Company will continue to finance its operations from its current working capital and may, from time to time, make additional borrowings under the Credit Facility and the New Credit Facility.

     The Company has commitments to fund clinical services development pursuant to various collaboration agreements. Effective July 1, 1995, the Company entered into a new three-year agreement with Monash University that provides for Monash to conduct research in ART services and techniques to be funded by a minimum annual payment of 220,000 Australian dollars, the results of such research to be jointly owned by the Company and Monash. If certain milestones are met as specified in this agreement, the Company's annual payment may be a maximum of 300,000 Australian dollars in year two and 380,000 Australian dollars in year three. Minimum payments of 55,000 Australian dollars and payments for the attainment of certain research milestones will be made quarterly throughout the term of this agreement. The Company expensed approximately $108,000 and $135,000 under this agreement for the nine months ended September 30, 1997 and 1996, respectively.

     As of September 30, 1997, dividend payments of $430,000 on the Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") were in arrears. The Company does not anticipate the payment of any dividends on the Convertible Preferred Stock in the foreseeable future.

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

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.
                        Not applicable.

     Item 2.      Changes in Securities.
                        In August 1997, the Registrant consummated the acquisition of certain fixed assets of and the right to manage the Fertility Centers of Illinois, S.C. The Registrant issued 1,009,464 shares of Common Stock as partial payment of the consideration for this acquisition.

     Item 3.      Defaults Upon Senior Securities.
                        As of November 12, 1997, dividend payments of $430,000 on the Convertible Preferred Stock were in arrears.

     Item 4.      Submission of Matters to Vote of Security Holders.
                        None.

     Item 5.      Other Information.
                        In August, 1997, the Company consummated an offering of 6,400,000 shares of Common Stock. The offering raised gross proceeds of $9.6 million and net proceeds of approximately $8.4 million. Approximately $6.6 million of the net proceeds was used for the asset purchase and right-to-manage agreement with Fertility Centers of
                        Illinois, S.C., one of the largest providers of infertility and assisted reproductive technology services in the United States. The balance of the proceeds of this offering have been and will continue to be used for working capital and other general corporate purposes, including possible future acquisitions of the assets of, and the right to manage, additional physician practices.

     Item 6.      Exhibits and Reports on Form 8-K.

                     (a) Exhibits.
                            See Index to Exhibits on pages 20-22.
                     (b) Reports on Form 8-K.
                            None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               INTEGRAMED AMERICA, INC.
                                               (Registrant)




Date: November 14, 1997                        By:/s/ Dwight P. Ryan
                                                  ------------------
                                                 Dwight P. Ryan
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

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
              Union National Bank (3)

10.92    --   Amendment No. 3 to Management  Agreement  between  Registrant  and
              Fertility Centers of Illinois, S.C. dated August 19, 1997

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