Form 10-K
period 1997-12-31
INTEGRAMED AMERICA INC
filed 1998-03-23
CIK 885988

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549
                                -----------------

                                    FORM 10-K

                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from _____ to _____

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

                                 (914) 253-8000
              (Registrant's telephone number, including area code)
                          ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
        Series A Cumulative Convertible Preferred Stock, $1.00 par value
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CRF ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [ ]

     Aggregate market value of voting stock (Common Stock, $.01 par value and Preferred Stock, $1.00 par value) held by non-affiliates of the Registrant was approximately $33.5 million on March 19, 1998 based on the closing sale price of the Common Stock and Preferred Stock on such date.

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding was approximately 21,344,423 on March 19, 1998.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     See Part III hereof with respect to incorporation by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 1997 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.


                                     PART I

ITEM 1.  Business

Company Overview

     IntegraMed America, Inc. (the "Company") is a physician practice management company specializing in women's reproductive health care, with a focus on infertility and assisted reproductive technology ("ART") services. The Company provides comprehensive management services to a nationwide network of medical providers currently consisting of twelve sites (each, a "Network Site"). Each Network Site consists of a location or locations where the Company has a management agreement with a physician group or hospital (each, a "Medical Practice") which employs the physicians or where the Company directly employs the physicians.

     The Company operates under two divisions: the Reproductive Science Center Division (the "RSC Division"), which provides management services to Medical Practices focused on infertility and ART services, and the Adult Women's Medical Division (the "AWM Division"), which provides management services to Medical Practices focused on health care services for peri- and post-menopausal women. Currently, there are eleven Network Sites in the RSC Division (the "Reproductive Science Centers") with twenty-three locations in ten states and the District of Columbia. Currently, there is one Network Site with two locations under the AWM Division which commenced operations in June 1996.

Industry

   Physician Practice Management

     The health care industry in the United States is undergoing significant changes in an effort to manage costs more efficiently while continuing to provide high quality health care services. The United States Health Care Financing Administration has estimated that national health care expenditures in 1996 were over $1,035 billion, with approximately $202 billion directly attributable to physician services. Historically, health care in the United States has been delivered through a fragmented system of health care providers.

     Concerns over the accelerating costs of health care have resulted in increased pressures from payors, including governmental entities and managed care organizations, on providers of medical services to provide cost-effective health care. Many payors are increasingly expecting providers of medical services to develop and maintain quality outcomes through utilization review and quality management programs. In addition, such payors typically desire that physician practices share the risk of providing services through capitation and other arrangements that provide for a fixed payment per member for patient care over a specified period of time. This focus on cost-containment and financial risk sharing has placed physician groups and sole practitioners at a significant competitive disadvantage because they typically have high operating costs, limited purchasing power with suppliers and limited abilities to purchase expensive state-of-the-art equipment and invest effectively in sophisticated information systems.

     In response to reductions in the levels of reimbursement by third-party payors and the cost-containment pressures on health care providers, physicians are increasingly seeking to affiliate with larger organizations, including physician practice management companies, which manage the nonmedical aspects of physician practices, such as billing, purchasing and contracting with payor entities. In addition, affiliation with physician practice management companies provides physician groups with improved access to (i) state-of-the-art laboratory facilities, equipment and supplies, (ii) the latest technology and diagnostic and clinical procedures, (iii) capital and informational, managerial and administrative resources and (iv) access to managed care relationships.

     The trends that are leading physicians to affiliate with physician practice management companies are magnified in the field of reproductive medicine due to several factors, including (i) the increasingly high level of specialized skills and technology required for comprehensive patient treatment, (ii) the capital intensive nature of acquiring and maintaining state of-the-art medical equipment and laboratory and clinical facilities, (iii) the need to develop and maintain specialized management information systems to meet the increasing demands of technological advances, patient monitoring and third-party payors, and (iv) the need for seven-days-a-week service to respond to patient needs and to optimize the outcomes of patient treatments.

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

     In the United States, there are approximately 38,000 OB/GYNs and approximately 1,500 infertility specialists of which approximately 600 are reproductive endocrinologists. There are approximately 400 facilities providing

ART services in the United States, of which approximately half are hospital-affiliated and half are free-standing physician practices. Increasingly, hospital affiliated programs are moving out of the hospital and into lower cost physician practice settings.

   Adult Women's Health Care

     The wide range of medical conditions that frequently emerge in women in menopause comprise a critical element of adult women's health care. When many women reach menopause, they begin to experience a number of associated physical and psychological conditions. For example, women entering menopause frequently have a condition known as estrogen deficiency. Low levels of estrogen have been associated with osteoporosis, cardiovascular disease, and metabolic and endocrine disorders. Furthermore, women in menopause are at increased risk for a number of other conditions, including various cancers, arthritis, urinary incontinence, and visual and hearing disorders. In addition to the range of physical symptoms, women in menopause frequently experience psychological disorders, including depression and other emotional problems.

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

Company Strategy

     The Company's objective is to develop, manage and integrate a nationwide network of Medical Practices specializing in the provision of high quality, cost-effective women's reproductive health care services. The primary elements of the Company's strategy include (i) establishing additional Network Sites,
(ii) increasing revenues at the Network Sites, (iii) increasing operating efficiencies at the Network Sites, (iv) developing a nationwide integrated information system and (v) further developing the AWM Division.

   Establishing Additional Network Sites

     The Company intends to further develop its nationwide network of Medical Practices by acquiring certain assets of and the right to manage leading physician practices specializing in infertility and ART services. The Company will primarily focus its acquisition activities on larger group practices operating in major cities, as Medical Practices providing infertility and ART services require high fixed overhead which smaller physician group practices (two physicians) and sole practitioners have difficulty in supporting. The Company believes that a number of beneficial factors will contribute to the successful expansion of its network. These factors include (i) the high quality reputation of the Company in providing management services in the areas of infertility and ART services, (ii) the Company's experience and expertise in increasing revenues and lowering costs at its Medical Practices, (iii) the Company's success in improving patient outcomes by providing management services to its Medical Practices and (iv) the Company's affiliations and relationships with leading academic institutions, health care companies and managed care organizations and other third-party payors.

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

   Increasing Operating Efficiencies at the Network Sites

     The Company intends to increase the operating efficiencies of its Network Sites. Medical Practices will be able to reduce the costs of supplies, drugs, equipment, services and insurance by contracting through the Company on a consolidated group basis. In addition, by eliminating the administrative and management burdens of running a Medical Practice, the Company enables physicians to devote a greater portion of their efforts and time to meeting the medical needs of their patients, which the Company believes leads to improved clinical outcomes and greater patient satisfaction at lower costs.

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

   Further Developing the AWM Division

     With the establishment of its current AWM Network Site, the Company has developed a clinical care model, which it is still refining, whereby it can effectively provide the broad range of medical services necessary for the treatment of peri- and post-menopausal women. The Company's AWM Network Site offers a multidisciplinary approach, integrating "under one roof" the physicians and other medical specialists necessary for the prevention, diagnosis and treatment of peri- and post-menopausal conditions. The Company intends to seek to enter into long-term management agreements with hospitals pursuant to which the Company would assist hospitals so that they may offer a multidisciplinary approach for the treatment of peri- and post-menopausal women. In addition, the Company intends to continue to expand the participation of the AWM Division in the clinical testing of new drugs to treat women's health care conditions and the promotion of educational programs relating to menopause.

Management Services

     The Company provides comprehensive management services to support the Medical Practices. In particular, the Company provides (i) administrative services, including accounting and finance, human resource functions, and purchasing supplies and equipment, (ii) access to capital, (iii) marketing and practice development, (iv) information systems and assistance in developing clinical strategies and (v) access to technology. These services allow the physicians to devote a greater portion of their efforts and time to meeting the medical needs of their patients, which the Company believes leads to improved outcomes and greater patient satisfaction at lower costs.

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

     The Company believes that participation in its network will assist Medical Practices in establishing contracts with managed care organizations. With respect to the RSC Division, the Company believes that integrating infertility physicians with ART facilities produces a full service Medical Practice that can compete more effectively for managed care contracts. With respect to the AWM Division, the Company believes that the clinical care model developed at the AWM Network Site, which the Company is still refining, and the preventative nature of the services offered will be well received by managed care organizations.

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

   Current Network Sites

     The Company currently has a nationwide network consisting of twelve Network Sites with 25 locations in eleven states and the District of Columbia and 58 physicians. The following table describes in detail each Network Site:

                                                                                           Initial
                                                              Number of     Number of    Management
                Network Site                        City      Locations   Physicians(1) Contract Date
                ------------                        ----      ---------   ------------- -------------

RSC DIVISION
Reproductive Science Center of Boston........   Waltham, MA         2           5       July 1988
Reproductive Science Associates..............   Mineola, NY         2          10       June 1990
                                                (Long Island)
Institute of Reproductive Medicine and
  Science of Saint Barnabas Medical Center...   Livingston, NJ      1           5       December 1991
Reproductive Science Center of
  Greater Philadelphia.......................   Wayne, PA           1           7       May 1995
Reproductive Science Associates..............   Kansas City, MO     1           1       November 1995
Reproductive Science Center of Walter Reed
  Army Medical Center........................   Washington, DC      1           7       December 1995
Reproductive Science Center of Dallas........   Carrollton, TX      1           1       May 1996
Reproductive Science Center of the Bay Area
  Fertility and Gynecology Medical Group.....   San Ramon, CA       1           3       January 1997
Reproductive Sciences Medical
  Center of San Diego........................   La Jolla, CA        1           1       June 1997
Fertility Centers of Illinois, S.C...........   Chicago, IL         8           9       August 1997
Shady Grove Fertility Centers................   Rockville, MD
                                                Annandale, VA
                                                Washington, DC      4           6       March 1998
AWM DIVISION
Women's Medical & Diagnostic Center.........    Gainesville, FL     2           3       June 1996 (2)

----------
(1) Includes  physicians  employed by the Medical  Practices or the Company,  as
    well  as  physicians  who  have   arrangements   to  utilize  the  Company's
    facilities.
(2) Represents the date of acquisition of the AWM Network Site.

   Recent Acquisitions

     In January 1997, the Company acquired certain assets of Bay Area Fertility and acquired the right to manage the Bay Area Fertility and Gynecology Medical Group, Inc., a California professional corporation which is the successor to Bay Area Fertility's medical practice. The aggregate purchase price was approximately $2.1 million, consisting of $1.5 million in cash and 333,333 shares of Common Stock. The majority of the purchase price was allocated to exclusive management rights.

     In June 1997, the Company acquired certain assets of and the right to manage Reproductive Sciences Medical Center, Inc. ("RSMC"), a California professional corporation located near San Diego, CA (the "San Diego Acquisition"). The aggregate purchase price for the San Diego Acquisition was approximately $900,000, consisting of $50,000 in cash and 145,454 shares of Common Stock payable at closing and $650,000 payable upon the achievement of certain specified milestones, at RSMC's option, in cash or in shares of the Company's Common Stock, based on the closing market price of the Common Stock on the third business day prior to issuance. On March 10, 1998, the Company received notice from RSMC claiming that the Company has materially breached its management agreement with RSMC and demanding that the alleged breaches be remedied. Contrary to RSMC's assertions, the Company believes both that it has materially performed its obligations under the management agreement with RSMC and that RSMC has materially breached its obligations to the Company under the management agreement, as well as other agreements with the Company. While the Company continues to perform, it is endeavoring to submit the dispute to binding arbitration, which is the governing dispute-resolution process required under the management agreement, and may be compelled to seek rescission of all agreements with RSMC. The Company can offer no assurance that resolution of this matter will not result in the termination of the management agreement or otherwise adversely impact the Company.

     In August 1997, the Company acquired certain fixed assets of and the right to manage Fertility Centers of Illinois, S.C. ("FCI"), a physician group practice comprised of six physicians and six locations in the Chicago, Illinois area. The aggregate purchase price was approximately $8.6 million, consisting of approximately $6.6 million in cash and 1,009,464 shares of Common Stock. Approximately $8.0 million of the aggregate purchase price was allocated to exclusive management rights and $559,000 was allocated to certain fixed assets.

     Simultaneous with closing on the FCI transaction, the Company, on behalf of FCI, completed its first in-market merger with the addition of Edward L. Marut, MD to the FCI practice. The aggregate purchase price was $803,000 in cash, of which $750,000 was allocated to exclusive management rights and $53,000 was allocated to certain fixed assets.

     In January 1998, the Company completed its second in-market merger with the addition of two physicians to the FCI practice. The Company acquired certain assets of Advocate Medical Group, S.C. ("AMG") and Advocate MSO, Inc. and acquired the right to manage AMG's infertility practice conducted under the name Center for Reproductive Medicine ("CFRM"). Simultaneous with closing on this transaction, the Company amended its management agreement with FCI to include two of the three physicians practicing under the name CFRM. The aggregate purchase price was approximately $1.5 million, consisting of approximately $1.2 million in cash and 184,314 shares of Common Stock. The majority of the purchase price was allocated to exclusive management rights.

     In March 1998, the Company acquired the majority of the capital stock of Shady Grove Fertility Centers, Inc. ("Shady Grove"), currently a Maryland business corporation which provides management services, and formerly a Maryland professional corporation engaged in providing infertility services. Prior to the closing of the transaction, Shady Grove had entered into a twenty-year management agreement with Levy, Sagoskin and Stillman, M.D., P.C. (the "Shady Grove P.C."), an infertility physician group practice comprised of six physicians and four locations surrounding the greater Washington, D.C. area. The Company will acquire the balance of the Shady Grove capital stock on or about November 1, 1998. The aggregate purchase price for all of the Shady Grove capital stock was approximately $5.7 million, consisting of approximately $2.8 million in cash, $1.4 million in Common Stock, and $1.5 million in promissory notes. The purchase price was allocated to the various assets and liabilities assumed and the balance was allocated to exclusive management rights.

     In regard to the shares of Company Common Stock issued in the above transactions, with the exception of the shares issued in the Bay Area Fertility transaction, Gerardo Canet, President and Chief Executive Officer of the Company, was granted a voting proxy with respect to (i) the election of Directors or any amendment to the Company's Certificate of Incorporation affecting Directors and (ii) any change in stock options for management and directors for a two-year period from each transaction's respective closing date.

     The Company is evaluating and is engaged in discussions with regard to several potential acquisitions. However, the Company has no agreements relating to any acquisitions and there can be no assurance that any definitive agreements will be entered into by the Company or that any additional acquisitions will be consummated.

Clinical and Medical Services

   RSC Network Sites

     The RSC Network Sites offer conventional infertility and ART services and either have, or subcontract with, a state- of-the-art laboratory providing the necessary diagnostic and therapeutic services. Multi-disciplinary teams help infertile couples identify and address distinct physical, emotional, psychological and financial issues related to infertility. Following a consultation session, a patient couple is advised as to the treatment that has the greatest probability of success in light of the couple's specific infertility problem. At this point, a couple may undergo conventional infertility treatment or, if appropriate, may directly undergo ART treatment.

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

     Current  types of ART  services  include  in vitro  fertilization  ("IVF"), gamete intrafallopian transfer ("GIFT"), zygote intrafallopian transfer ("ZIFT"), tubal embryo transfer ("TET"), frozen embryo transfer ("FET") and donor egg and sperm programs. IVF is performed by combining an egg and sperm in a laboratory and, if fertilization is successful, transferring the resulting embryo into the woman's uterus. GIFT is performed by inserting an egg and sperm directly into a woman's fallopian tube with a resulting embryo floating into the uterus. ZIFT and TET are procedures in which an egg is fertilized in the laboratory and the resulting embryo is then transferred to the woman's fallopian tube. ZIFT and TET are identical except for the timing of the transfer of the embryo. FET is a procedure whereby previously harvested embryos are transferred to the woman's uterus. Women who are unable to produce eggs but who otherwise have normal reproductive systems can use the donor egg program in which a donor is recruited to provide eggs for fertilization that are transferred to the recipient woman. Current techniques used in connection with ART services include intra-cytoplasmic sperm injection, assisted hatching and cryopreservation of embryos.

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

   Laboratory Services

     All of the RSC Network Sites either have, or subcontract with, a state-of-the-art laboratory for the Medical Practice to perform diagnostic endocrine and andrology laboratory tests on patients receiving infertility and ART services. Endocrine tests assess female hormone levels in blood samples, while andrology tests analyze semen samples. These tests are often used by the physician to determine an appropriate treatment plan. In addition, the majority of the RSC Network Sites generate additional revenue by providing such endocrine and andrology laboratory tests for non-affiliated physicians in the geographic area.

   AWM Network Site

     The Company's AWM Network Site represents the initial clinical care model for future AWM Network Sites, although it is still undergoing development. The AWM Network Site focuses on the identification and treatment needs of peri- and post-menopausal women and incorporates both preventative and curative health care. The AWM Network Site combines specialty physicians and other health professionals to offer a multidisciplinary approach to the diagnosis and treatment of health care problems common to peri- and post-menopausal women. Such problems include cardiovascular disease, incontinence, osteoporosis, metabolic and endocrine conditions, and emotional and psychological disorders. The AWM Division concentrates its efforts in the following three areas: clinical care, clinical research and educational programs.

   Clinical Care

     The AWM Division has adopted a clinical care model based on the fact that the health risk factors of peri- and post- menopausal women can be objectively measured and once identified, treated. Clinical services include complete cardiovascular assessment, urodynamic analysis, bone densitometry, hormone replacement therapy, physical therapy, exercise stress testing, nutrition assessment/dietary recommendation, psychological/sexual counseling, as well as mammography and laboratory tests designed to provide early detection of cancers of the breast, colon and reproductive organs. Clinical services are provided at the AWM Network Site by physicians and health professionals who specifically focus on peri-and post-menopausal women.

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

Network Site Agreements

     In establishing a Network Site, the Company typically (i) acquires certain assets of a Medical Practice, (ii) enters into a long-term management agreement with the Medical Practice under which the Company provides comprehensive management services to the Medical Practice, (iii) requires that the Medical Practice enter into long-term employment agreements containing non-compete provisions with the affiliated physicians and (iv) assumes the principal administrative, financial and general management functions of the Medical Practice. Typically, the Medical Practice contracting with the Company is a professional corporation of which the physicians are the sole shareholders.

   Management Agreements

     Typically, the management agreements obligate the Company to pay a fixed sum for the exclusive right to manage the Medical Practice, a portion or all of which is paid at the contract signing with any balance to be paid in future annual installments. The agreements are typically for terms of ten to 25 years and are generally subject to termination due to insolvency, bankruptcy or material breach of contract. Generally, no shareholder of the Medical Practice may assign his interest in the Medical Practice without the Company's prior written consent.

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

     Under the Company's current form of management agreement, which is in use at seven Network Sites, the Company receives as compensation for its management services a three-part management fee comprised of: (i) a fixed percentage of net revenues generally equal to 6%; (ii) reimbursed costs of services (costs incurred in managing a Network Site and any costs paid on behalf of the Network
Site); and (iii) a fixed or variable percentage of earnings after the Company's management fees and any guaranteed physician compensation, or an additional fixed or variable percentage of net revenues which generally results in the Company receiving up to an additional 15% of net revenues.

     Under another form of management agreement, which had been in use at two Network Sites during 1997, the Company recorded all patient service revenues and, out of such revenues, the Company paid the Medical Practices' expenses, physicians' and other medical compensation, direct materials and certain hospital contract fees. Specifically, under the management agreement for the Boston Network Site, the Company guaranteed a minimum physician compensation based on an annual budget jointly determined by the Company and the physicians. Remaining revenues, if any, which represented the Company's management fees, were used by the Company for other direct administrative expenses which were recorded as costs of services. Under the management agreement for the Long Island Network Site, the Company's management fee was payable only out of remaining revenues, if any, after the payment of all expenses of the Medical Practice. Under these arrangements, the Company had been liable for payment of all liabilities incurred by the Medical Practices and had been at risk for any losses incurred in the operation thereof. Effective in October 1997 and January 1998, due to changes in the management agreements related to the Long Island and Boston Network Sites, respectively, the Company will no longer display patient service revenues of the Long Island and Boston Medical Practices in "Revenues, net" in the Company's consolidated statement of operations. The revised management agreements provide for the Company to receive a specific management fee which the Company will report in "Revenues, net" in its consolidated statement of operations. Under the revised management agreement for the Long

Island Network Site, as compensation for its management services the Company will receive a fixed fee (initially equal to $345,000 per annum), subject to annual increases, plus reimbursed costs of services. Under the revised management agreement for the Boston Network Site, as compensation for its management services the Company will receive a three- part management fee consistent to the majority of the Company's existing management agreements. The revised agreements provide for increased incentives and risk-sharing for the Company's affiliated Medical Providers.

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

   Personal Responsibility Agreements

     Commencing with management agreements entered into during 1997, in order to protect its investment and commitment of resources, the Company has entered into a Personal Responsibility Agreement (a "PR Agreement") with each of the physicians of the Medical Practice. If the physician should cease to practice medicine through the respective contracted Medical Practice during the first five years of the related management agreement, except as a result of death or permanent disability, the PR Agreement obligates the physician to repay a ratable portion of the fee paid by the Company to the Medical Practice for the exclusive right to manage such Medical Practice. The PR Agreement also contains covenants for the physician not to compete with the Company during the term of his or her employment agreement with the Medical Practice and for a certain period thereafter.

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

Competition

     The business of providing health care services is intensely competitive, as is the physician practice management industry, and each is continuing to evolve in response to pressures to find the most cost-effective method of providing quality health care. The Company experiences competitive pressures for the acquisition of the assets of, and the provision of management services to, additional physician practices. Although the Company focuses on physician practices that provide infertility, ART and adult women's reproductive health care services, it competes for management contracts with other physician practice management companies, including those focused on infertility and ART services, as well as hospitals and hospital-sponsored management services organizations. If federal or state governments enact laws that attract other health care providers to the managed care market, the Company may encounter increased competition from other institutions seeking to increase their presence in the managed care market and which have substantially greater resources than the Company. There can be no assurance that the Company will be able to compete effectively with its current competitors, that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets of, and provide management services for, physician practices on terms beneficial to the Company.

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

     The RSC Division has invested in information technology that takes into consideration the cost structure of a full service practice, the probability of achieving clinical success, and defined treatment plans which result in improved outcomes and reduced costs. The Company estimates that the majority of the couples participating in infertility and ART services at an RSC Network Site, other than in California, Massachusetts and Illinois, have greater than 50% of their costs reimbursed by their health care insurance carrier. In California, the majority of the patient costs are not reimbursed. In Massachusetts and Illinois, where comprehensive infertility and ART services insurance reimbursement is mandated, virtually all patient costs are reimbursed.

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

   Corporate Practice of Medicine Laws. The Company's operations in Massachusetts, New York, New Jersey, Pennsylvania, District of Columbia, Texas, California, Illinois, Maryland and Virginia may be subject to prohibitions relating to the corporate practice of medicine. The laws of these states prohibit corporations other than professional corporations or associations from practicing medicine or exercising control over physicians, and prohibit physicians from practicing medicine in partnership with, or as employees of, any person not licensed to practice medicine and may prohibit a corporation other than professional corporations or associations (or, in some states, limited liability companies) from acquiring the goodwill of a medical practice. In the context of management contracts between a corporation not authorized to practice medicine and the physicians or their professional entity, the laws of most of these states focus on the extent to which the corporation exercises control over the physicians and on the ability of the physicians to use their own professional judgment as to diagnosis and treatment. The Company believes its operations are in material compliance with applicable state laws relating to the corporate practice of medicine. The Company performs only non-medical administrative services, and in certain circumstances, clinical laboratory services. The Company does not represent to the public that it offers medical services, and the Company does not exercise influence or control over the practice of medicine by physicians with whom it contracts in these states. In each of these states, the Medical Practice is the sole employer of the physicians, and the Medical Practice retains the full authority to direct the medical, professional and ethical aspects of its medical practice. However, although the Company believes its operations are in material compliance with applicable state corporate practice of medicine laws, the laws and their interpretations vary from state to state, and they are enforced by regulatory authorities that have broad discretionary authority. There can be no assurance that these laws will be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on the Company's business, financial condition and operating results. If a corporate practice of medicine law is interpreted in a manner that is inconsistent with the Company's practices, the Company would be required to restructure or terminate its relationship with the applicable Medical Practice in order to bring its activities into compliance with such law. The termination of, or failure of the Company to successfully restructure, any such relationship could result in fines or a loss of revenue that could have a material adverse effect on the Company's business, financial condition and operating results. In addition, expansion of the Company's operations to new jurisdictions could require structural and organizational modifications of the Company's relationships with the Medical Practices in order to comply with additional state statutes.

     Fee-Splitting Laws. The Company's operations in the states of New York, California and Illinois are subject to express fee-splitting prohibitions. The laws of these states prohibit physicians from splitting professional fees with non- physicians and health care professionals not affiliated with the physician performing the services generating the fees. In New York, this prohibition includes any fee the Company may receive from the Medical Practices which is set in terms of a percentage of, or otherwise dependent on, the income or receipts generated by the physicians. In certain states, such as California and New York, any fees that a non-physician receives in connection with the management of a physician practice must bear a reasonable relationship to the services rendered, based upon the fair market value of such services. Under Illinois law, the courts have broadly interpreted the fee-splitting prohibition in that state to prohibit compensation arrangements that include (i) fees that a management company may receive based on a percentage of net profits generated by physicians, despite the performance of legitimate management services, (ii) fees received by a management company engaged in obtaining referrals for its physician where the fees are based on a percentage of certain billings collected by the physician and (iii) purchase price consideration to a seller of a medical practice based on a percentage of the buyer's revenues following the acquisition. Several of the other states where the Company has operations, such as Texas and New Jersey, do not expressly prohibit fee-splitting but do have corporate practice of medicine prohibitions. In these states, regulatory authorities frequently interpret the corporate practice of medicine prohibition to encompass fee-splitting, particularly in arrangements where the compensation charged by the management company is not reasonably related to the services rendered.

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

     With respect to the Chicago and Shady Grove Network Sites, the management agreement between the Company and the affiliated Medical Practice provides that the Company will be paid a base fee equal to a fixed percentage of the revenues at the Network Site and, as additional compensation, an additional variable percentage of such revenues that declines to zero to the extent the costs relating to the management of the Medical Practice increase as a percentage of total revenues. The Company and the respective Medical Practice have agreed that if such compensation arrangement were found to be illegal, unenforceable, against public policy or forbidden by law, the management fee would be an annual fixed fee to be mutually agreed upon, not less than $1.0 million per year, retroactive to the effective date of the agreement. In such event, the management fees derived from these Medical Practices may decrease. Because the Company can not predict or guarantee the actions of regulatory authorities, there is a risk that a regulatory authority may disagree with the compensation arrangement and challenge the same. In the event of such challenge, the compensation arrangement may not be upheld. Moreover, if a management agreement was amended to provide for an annual fixed fee payable to the Company, the contribution from the Network Site could be materially reduced.

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

     With respect to the Federal Antikickback Law, the Office of the Inspector General ("OIG") has promulgated regulatory "safe harbors" under the Federal Antikickback Law that describe payment practices between health care providers and referral sources that will not be subject to criminal prosecution and that will not provide the basis for exclusion from the federal health care programs. Relationships and arrangements that do not fall within the safe harbors are not illegal per se, but will subject the activity to greater governmental scrutiny. Many of the parties with whom the Company contracts refer or are in a position to refer patients to the Company. Although the Company believes that it is in material compliance with the Federal Antikickback Law, there can be no assurance that such law or the safe harbor regulations promulgated thereunder will be interpreted in a manner consistent with the Company's practices. The breadth of the Federal Antikickback Law, the paucity of court decisions interpreting the law and the safe harbor regulations, and the limited nature of regulatory guidance regarding the safe harbor regulations have resulted in ambiguous and varying interpretations of the Federal Antikickback Law. The OIG or the Department of Justice ("DOJ") could determine that the Company's past or current policies and practices regarding its contracts and relationships with the Medical Practices violate the Federal Antikickback Law. In such event, no assurance can be given that the Company's interpretation of these laws will prevail. The failure of the Company's interpretation of the Federal Antikickback Law to prevail could have a material adverse effect on the Company's business, financial condition and operating results.

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

     In addition, New York, New Jersey, California, Florida, Pennsylvania, Illinois, Maryland and Virginia have enacted laws on self-referrals that apply generally to the health care profession, and the Company believes it is likely that more states will follow. These state self-referral laws include outright prohibitions on self-referrals similar to Stark or a simple requirement that physicians or other health care professionals disclose to patients any financial relationship the physicians or health care professionals have with a health care provider that is being recommended to the patients. The Company's operations in New York, New Jersey, California and Illinois have laboratories which are be subject to prohibitions on referrals for services in which the referring physician has a beneficial interest. However, New York, New Jersey, California and Maryland have an exception for "in-office ancillary services" similar to the federal exception and in Illinois, the self-referral laws do not apply to services within the health care worker's office or group practice or to outside services as long as the health care worker directly provides health services within the entity and will be personally involved with the provision of care to the referred patient. The Company believes that the laboratories in its operations fit within exceptions contained in such statutes or are not subject to the statute at all. Each of the laboratories in the states in which these self-referral laws apply are owned by the Medical Practice in that state and are located in the office of such Medical Practice. However, there can be no assurance that these laws will be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on the Company's business, financial condition or operating results. In addition, expansion of the Company's operations to new jurisdictions could require structural and organizational modifications of the Company's relationships with the Medical Practices in order to comply with new or revised state statutes.

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

Employees

     As of March 16, 1998, the Company had 372 employees, 4 of whom are executive management, 343 are employed at the Network Sites and 29 are employed at the Company's headquarters. Of the Company's employees, 60 persons at the Network Sites and 4 at the Company's headquarters are employed on a part-time basis. The Company is not party to any collective bargaining agreement and believes its employee relationships are good.

ITEM  2.      Properties

     The Company's headquarters and executive offices are in Purchase, New York, where it occupies approximately 8,000 square feet under a lease expiring April 14, 2000 at a monthly rental of $12,671, increasing annually to $15,339 per month in January 1999.

     The Company leases, subleases, and/or occupies, pursuant to its management agreements, each Network Site location from either third-party landlords or from the Medical Provider(s). Costs associated with these agreements are included in either "Medical Practice retainage" or in "Cost of services rendered" and, with regard to agreements entered into in 1995 and thereafter, such costs are typically reimbursed to the Company as part of its management fee; reimbursed costs are included in "Revenues, net".

     The Company believes its executive offices and the space occupied by the Network Sites are adequate.

ITEM  3.      Legal Proceedings

     In November 1994, the Company was served with a complaint in a matter captioned Karlin v. IVF America, et. al., pending in the Supreme Court of the State of New York, County of Westchester. The suit also named, as co-defendants, Vicki L. Baldwin, a Director of the Company, United Hospital and Dr. John Stangel. The action purported to be a class- action, initiated by plaintiffs on behalf of themselves and a class of persons similarly situated. The Complaint alleged that the defendants, individually and collectively, had, in the communication of clinical outcome statistics, inaccurately stated success rates or failed to communicate medical risks attendant to ART procedures. These allegations gave rise to the central issue of the case, that of informed consent. The plaintiffs' application for class certification was denied by the Court. The Court ruled that the potential class of patients treated at the Westchester Network Site did not meet the criteria for class action status as required by New York law. The plaintiffs appealed this decision. In June 1997, the Appellate Division of the Supreme Court of the State of New York, Second Department affirmed the lower court decision. As a result of prior court proceedings and the June 1997 decision, the plaintiffs are left with lack of informed consent as the sole claim against defendants for which defendants have moved for summary judgment based on the untimeliness of this claim.

     There are a few other legal proceedings to which the Company is a party. In the Company's view, the claims asserted and the outcome of these proceedings will not have a material adverse effect on the financial position or the results of operations of the Company.

ITEM  4.      Submission of Matters to a Vote of Security Holders

   None.

                                     PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "INMD" since the Company's formal name change in May 1996 and prior to the name change under the symbol "IVFA" since May 21, 1993. Prior thereto, the Company's Common Stock had been trading on the Nasdaq SmallCap Market since October 8, 1992. The following table sets forth the high and low closing sales price for the Common Stock, as reported on the Nasdaq National Market.


                                                Common Stock
                                                ------------
                                           High              Low
                                           ----              ---
         1996
         First Quarter...........         $3.75             $2.31
         Second Quarter..........          4.18              2.00
         Third Quarter...........          3.50              2.25
         Fourth Quarter..........          2.62              1.25

         1997
         First Quarter...........         $2.50             $1.50
         Second Quarter..........          1.88              1.34
         Third Quarter...........          2.50              1.41
         Fourth Quarter..........          2.38              1.31


      On March 16, 1998, there were approximately 276 holders of record of the Common Stock, excluding beneficial owners of shares registered in nominee or street name.

      The Company currently anticipates that it will retain all available funds for use in the operation of its business and for potential acquisitions, and therefore, does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. In addition, no dividends may be paid on the Common Stock until full dividends have been paid on the Convertible Preferred Stock.

      Dividends on the Convertible Preferred Stock are payable at the rate of $0.80 per share per annum, quarterly on the fifteenth day of August, November, February and May of each year commencing August 15, 1993. In May 1995, as a result of the Company's Board of Directors suspending four quarterly dividend payments, holders of the Convertible Preferred Stock became entitled to one vote per share of Convertible Preferred Stock on all matters submitted to a vote of stockholders, including election of directors; once in effect, such voting rights are not terminated by the payment of all accrued dividends. The Company does not anticipate the payment of any cash dividends on the Convertible Preferred Stock in the foreseeable future. As of December 31, 1997, fourteen quarterly dividend payments have been suspended resulting in approximately $464,000 of dividend payments being in arrears.

ITEM 6.  Selected Financial Data

      The following selected financial data are derived from the Company's consolidated financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data:

                                                                   Years ended December 31,
                                                -----------------------------------------------------------
                                                  1997         1996            1995         1994       1993
                                                --------     --------        --------    ---------   ------
                                                                        (in thousands, except per share amounts)

Revenues, net................................   $24,169       $18,343        $16,711      $17,578     $16,025
Medical Provider retainage..................`     1,531         2,680          3,063        3,824       4,605
                                                -------       -------        -------      -------     -------
Revenues after Medical Provider retainage....    22,638        15,663         13,648       13,754      11,420
Costs of services rendered...................    17,251        12,398          9,986       10,998      10,222
                                                -------       -------        -------      -------     -------
Network Sites' contribution..................     5,387         3,265          3,662        2,756       1,198
                                                -------       -------        -------      -------     -------
General and administrative expenses..........     4,192         4,339          3,680        3,447       3,079
Equity in loss of Partnerships (1)...........       --            --             --          --         1,793
Total other (income) expenses
  (including income taxes)...................       821           416            (88)         123         923
                                                -------       -------        -------      -------     -------
Net income (loss)............................       374        (1,490)            70         (814)     (4,597)
Less: Dividends accrued and/or paid on
   Preferred Stock...........................       133           132             600       1,146         748
                                                -------       -------        -------      -------     -------
Net income (loss) applicable to Common
   Stock ....................................   $   241       $(1,622)       $   (530)    $(1,960)    $(5,345)
                                                =======       =======        ========     =======     =======
Basic earnings (loss) per share before
   consideration for induced conversion
   of Preferred Stock (2)....................   $  0.02       $ (0.21)       $   (.09)    $  (0.32)   $ (2.01)
                                                =======       =======        ========     =======     =======
Diluted earnings (loss) per share before
   consideration for induced conversion
   of Preferred Stock (2)....................   $  0.02       $ (0.68)       $  (.09)     $ (0.32)    $ (2.01)
                                                =======       =======        ========     =======     =======
Weighted average shares-- basic..............     2,405         7,602          6,087        6,081       2,654
                                                =======       =======        ========     =======     =======
Weighted average shares-- diluted............    12,616         7,602          6,087        6,081       2,654
                                                =======       =======        ========     =======     =======


Balance Sheet Data:

                                                                         As of December 31,
                                                -------------------------------------------------------------
                                                  1997         1996             1995         1994        1993
                                                --------     --------        ---------    ---------   -------
                                                                          (in thousands)

Working capital (3)..........................   $ 4,082     $   7,092        $10,024     $ 11,621    $ 14,435
Total assets (3).............................    36,101        20,850         18,271       17,733      20,238
Total indebtedness (4).......................     2,928         2,553          1,889          356         708
Accumulated deficit..........................   (20,816)      (21,190)       (19,700)     (19,770)    (18,956)
Shareholders' equity.........................    25,993        14,478         12,931       13,819      16,532


(1) Effective September 1, 1993 and December 31, 1993, the Company dissolved its 50% partnership interests in the Pennsylvania and Michigan Partnerships, respectively, which had been accounted for under the equity method. The management fees therefrom were reported under "Revenues, net" in the consolidated statement of operations.

(2) Refer to Note 11 - Shareholders' Equity to the Company's Consolidated Financial Statements - regarding the impact of the Company's Second Offer on net loss per share in 1996.

(3) Includes controlled assets of certain Medical Providers of $0, $650,000, $1,759,000, $2,783,000 and $3,148,000, at December 31, 1997, 1996, 1995,
     1994 and 1993, respectively.

(4) Total indebtedness as of December 31, 1997 and 1996 included $1,863,000 and $1,435,000 of exclusive management rights obligation, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three years ended December 31, 1997. It should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto and other financial and operating information included in this Form 10-K.

Overview

     During 1997 the Company acquired four new management agreements, including the agreement with Fertility Centers of Illinois, S.C. ("FCI"), the most significant management agreement to date. The Company also consummated an equity offering which raised gross proceeds of $9.6 million and net proceeds of approximately $8.3 million, a significant portion of which were used to acquire certain fixed assets of and the right to manage FCI. In addition the Company achieved Revenues, net growth of approximately 31.8%, Network Sites' contribution growth of approximately 65% and its first full year of positive earnings per share.

     During the first quarter of 1998, the Company closed on an equity private placement of $5.5 million with Morgan Stanley Venture Partners III, L.P., the venture capital affiliate of Morgan Stanley, Dean Witter, Discover & Co. providing for the purchase of 3,235,294 shares of the Company's Common Stock at a price of $1.70 per share and 240,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price. Approximately half of these funds were or will be used by the Company to purchase the capital stock of Shady Grove Fertility Centers, Inc. ("Shady Grove") and the right to manage Levy, Sagoskin and Stillman M.D., P.C. (the "Shady Grove P.C.") an infertility physician group practice comprised of six physicians and four locations in the greater Washington, D.C. area. The Shady Grove management agreement represents the second most significant management agreement entered into by the Company to date.

     Effective in October 1997 and January 1998, due to the Company revising the terms of the management agreements related to the Long Island and Boston Network Sites, respectively, the Company will no longer display patient service revenues of the Long Island and Boston Medical Practices in "Revenues, net" in the Company's consolidated statement of operations. The revised management agreements provide for the Company to receive a specific management fee which the Company will report in "Revenues, net" in its consolidated statement of operations. Under the revised management agreement for the Long Island Network Site, as compensation for its management services, the Company will receive a fixed fee (initially equal to $345,000 per annum), subject to annual increases, plus reimbursed costs of services. Under the revised management agreement for the Boston Network Site, as compensation for its management services, the Company will receive a three-part management fee consistent to the majority of the Company's existing management agreements. The revised agreements provide for increased incentives and risk-sharing for the Company's affiliated Medical Practices. The terms of the revised management agreements and the change in reporting revenues associated therewith, will most likely result in lower comparative revenues for the Long Island and Boston Network Sites, however, the Company believes the Network Site contribution related to the Long Island and Boston Network Sites will not be adversely impacted. As the Company will no longer be displaying patient service revenues for the Long Island and Boston Network Sites, the "Medical Provider retainage" line item in the Company's consolidated statement of operations and the "Controlled assets of Medical Practices" section in the Company's consolidated balance sheet will no longer be applicable. Refer to the following RSC Division discussion.

     During 1997, the Company derived its revenue pursuant to ten management agreements and from the AWM Division. For the year ended December 31, 1997, the management agreements relating to the Boston, New Jersey and Chicago ("FCI") Network Sites each provided over 10% of the Company's revenues.

     The Medical Practices managed by the Company are parties to managed care contracts. Approximately 61% and 65% of the Company's revenues, net for the years ended December 31, 1997 and 1996, respectively, were derived from revenues received by the Medical Practices from third-party payors. To date, the Company has not been negatively impacted by existing trends related to managed care contracts. As the Company's management fees for managing such Medical Practices are based on revenues and/or earnings of the respective Medical Practices, changes in managed care practices, including changes in covered procedures or reimbursement rates could adversely affect the Company's management fees in the future.

   Recent Acquisitions

     In January 1997, the Company acquired certain assets of Bay Area Fertility and acquired the right to manage the Bay Area Fertility and Gynecology Medical Group, Inc., a California professional corporation which is the successor to Bay Area Fertility's medical practice. The aggregate purchase price was approximately $2.1 million, consisting of $1.5 million in cash and 333,333 shares of Common Stock. The majority of the purchase price was allocated to exclusive management rights.

     In June 1997, the Company acquired certain assets of and the right to manage Reproductive Sciences Medical Center, Inc. ("RSMC"), a California professional corporation located near San Diego, CA (the "San Diego Acquisition"). The aggregate purchase price for the San Diego Acquisition was approximately $900,000, consisting of $50,000 in cash and 145,454 shares of Common Stock payable at closing and $650,000 payable upon the achievement of certain specified milestones, at RSMC's option, in cash or in shares of the Company's Common Stock, based on the closing market price of the Common Stock on the third business day prior to issuance. On March 10, 1998, the Company received notice from RSMC claiming that the Company has materially breached its management agreement with RSMC and demanding that the alleged breaches be remedied. Contrary to RSMC's assertions, the Company believes both that it has materially performed its obligations under the management agreement with RSMC and that RSMC has materially breached its obligations to the Company under the management agreement, as well as other agreements with the Company. While the Company continues to perform, it is endeavoring to submit the dispute to binding arbitration, which is the governing dispute-resolution process required under the management agreement, and may be compelled to seek rescission of all agreements with RSMC. The Company can offer no assurance that resolution of this matter will not result in the termination of the management agreement or otherwise adversely impact the Company.

     In August 1997, the Company acquired certain fixed assets of and the right to manage Fertility Centers of Illinois, S.C. ("FCI"), a physician group practice comprised of six physicians and six locations in the Chicago, Illinois area. The aggregate purchase price was approximately $8.6 million, consisting of approximately $6.6 million in cash and 1,009,464 shares of Common Stock. Approximately $8.0 million of the aggregate purchase price was allocated to exclusive management rights and $559,000 was allocated to certain fixed assets.

     Simultaneous with closing on the FCI transaction, the Company, on behalf of FCI, completed its first in-market merger with the addition of Edward L. Marut, MD to the FCI practice. The aggregate purchase price was $803,000 in cash, of which $750,000 was allocated to exclusive management rights and $53,000 was allocated to certain fixed assets.

     In January 1998, the Company completed its second in-market merger with the addition of two physicians to the FCI practice. The Company acquired certain assets of Advocate Medical Group, S.C. ("AMG") and Advocate MSO, Inc. and acquired the right to manage AMG's infertility practice conducted under the name Center for Reproductive Medicine ("CFRM"). Simultaneous with closing on this transaction, the Company amended its management agreement with FCI to include two of the three physicians practicing under the name CFRM. The aggregate purchase price was approximately $1.5 million, consisting of approximately $1.2 million in cash and 184,314 shares of Common Stock. The majority of the purchase price was allocated to exclusive management rights.

     In March 1998, the Company acquired the majority of the capital stock of Shady Grove Fertility Centers, Inc. ("Shady Grove"), currently a Maryland business corporation which provides management services, and formerly a Maryland professional corporation engaged in providing infertility services. Prior to the closing of the transaction, Shady Grove had entered into a twenty-year management agreement with Levy, Sagoskin and Stillman, M.D., P.C. (the "Shady Grove P.C."), an infertility physician group practice comprised of six physicians and four locations surrounding the greater Washington, D.C. area. The Company will acquire the balance of the Shady Grove capital stock on or about November 1, 1998. The aggregate purchase price for all of the Shady Grove capital stock was approximately $5.7 million, consisting of approximately $2.8 million in cash, $1.4 million in Common Stock, and $1.5 million in promissory notes. The promissory notes are payable in two aggregate annual installments of $750,000, due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%. On March 12, 1998, the closing date, the following consideration was paid to two of the three shareholder physicians: (i) approximately $1.8 million in cash, (ii) approximately $1.2 million in stock or 639,551 shares of Common Stock, and (iii) approximately $1.1 million in promissory notes. The Company will pay the balance of the aggregate purchase price on or about November 1, 1998 (the "Second Closing Date"), when the balance of the Shady Grove stock is transferred to the Company. The number of shares of Company Common Stock to be issued on the Second Closing Date, which will have a fair market value of approximately $200,000, will be determined based upon the average closing price of the Company's Common Stock for the ten-day trading period prior to the third business day before the Second Closing Date; provided, however, that in no event will the price per share exceed $2.00 or be less than $1.70 for purposes of this calculation.

     In regard to the shares of Company Common Stock issued in the above transactions, with the exception of the shares issued in the Bay Area Fertility transaction, Gerardo Canet, President and Chief Executive Officer of the Company, was granted a voting proxy with respect to (i) the election of Directors or any amendment to the Company's Certificate of Incorporation affecting Directors and (ii) any change in stock options for management and directors for a two-year period from each transaction's respective closing date.

     The Company is evaluating and is engaged in discussions with regard to several potential acquisitions. However, the Company has no agreements relating to any acquisitions and there can be no assurance that any definitive agreements will be entered into by the Company or that any additional acquisitions will be consummated.

   RSC Division

     During the year ended December 31, 1997, the operations of the RSC Division were conducted pursuant to ten management agreements.

     Under six of the Company's management agreements, the Company receives a three-part management fee as compensation for its management services comprised of: (i) a fixed percentage of net revenues generally equal to 6%, (ii) reimbursed costs of services (costs incurred in managing a Network Site and any costs paid on behalf of the Network Site) and (iii) a fixed or variable percentage of earnings after the Company's management fees and any guaranteed physician compensation, or an additional fixed or variable percentage of net revenues which generally results in the Company receiving up to an additional 15% of net revenues. Direct costs incurred by the Company in performing its management services and costs incurred on behalf of the Network Site are recorded as cost of services rendered. The physicians receive as compensation all earnings remaining after payment of the Company's management fee. The Company's compensation pursuant to the management agreement relating to Shady Grove will also be determined and recorded in this manner.

     Under the Company's management agreements for the Boston and Long Island Network Sites in effect for the year ended December 31, 1997, the Company displayed the patient service revenues of the Medical Practices which are reflected in "Revenues, net" on its consolidated statement of operations. Under these agreements, the Company recorded all patient service revenues and, out of such revenues, the Company paid the Medical Practices' expenses, physicians' and other medical compensation, direct materials and certain hospital contract fees (the "Medical Practice retainage"). Specifically, under the management agreement for the Boston Network Site, the Company guaranteed a minimum physician compensation based on an annual budget primarily determined by the Company. Remaining revenues, if any, which represented the Company's management fees, were used by the Company for other direct administrative expenses which were recorded as costs of services. Under the management agreement for the Long Island Network Site, the Company's management fee was payable only out of remaining revenues, if any, after the payment of all expenses of the Medical Practice. The management agreements related to the Long Island and Boston Network Sites were revised effective in October 1997 and January 1998, respectively. As a result, the Company will no longer display the patient service revenues of the Medical Practices in "Revenues, net" in its consolidated statement of operations. See "Overview".

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

     The management agreements are typically for terms of ten to 25 years and are generally subject to termination due to insolvency, bankruptcy or material breach of contract by the other party.

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

     The Company's 51% interest in the National Menopause Foundation, Inc. ("NMF") is included in the Company's consolidated financial statements. The Company records 100% of the revenues and costs of NMF and reports 49% of any profits of NMF as minority interest on the Company's consolidated balance sheet.

Results of Operations

Calendar Year 1997 Compared to Calendar Year 1996

     Revenues for 1997 were approximately $24.2 million as compared to approximately $18.3 million for 1996, an increase of 31.8%. Revenues under management agreements relating to Network Sites managed by the Company prior to January 1, 1997, excluding the Westchester and East Long Meadow, MA Network Site agreements which were terminated in November 1996 and January 1997, respectively, increased 23.4%. This increase in existing Network Site revenue was due to a full year of operations from two Network Sites which were acquired in 1996 and to an increase in procedure volume at certain other existing Network Sites. For the year ended December 31, 1997, the Company's RSC Division and AWM Division contributed 91.4% and 8.6%, respectively, of the Company's total revenues compared to 95.9% and 4.1% for the same period in 1996, respectively.

     RSC Division revenues for the year ended December 31, 1997 were approximately $22.1 million as compared to $17.6 million for the year ended December 31, 1996, an increase of 25.6%. Revenues under the RSC Division were comprised of (i) patient service revenues, (ii) three-part management fees and
(iii) at the New Jersey Network Site, management fees based on a percentage of revenues and reimbursed costs of services. Patient service revenues for the year ended December 31, 1997 were $10.2 million compared to $11.4 million for the year ended December 31, 1996 , a decrease of 11.3%. Patient service revenues decreased due to the termination of the Westchester Network Site agreement in November 1996. The decrease in patient service revenues was partially offset by significant increases in revenue at the Long Island and Walter Reed Network Sites attributable to increases in procedure volume at such Network Sites. Three-part management fee revenues more than doubled to approximately $8.3 million for the year ended December 31, 1997 compared to approximately $3.2 million for the year ended December 31, 1996. The increase in three-part management fee revenues was primarily attributable to new management agreements entered into in 1997 and to there being a full year of revenues for the two agreements which were entered into during 1996, partially offset by the termination of the East Long Meadow, MA Network Site agreement in January 1997. Management fees based on a percentage of revenues and reimbursed costs of services of the New Jersey Network Site were approximately $3.7 million in 1997 compared to approximately $3.0 million in 1996, an increase of 23.7%, attributable to an increase in procedure volume at such Network Site. AWM Division revenues for the year ended December 31, 1997 were approximately $2.1 million as compared to approximately $757,000 for the year ended December 31, 1996, primarily attributable to there being a full year of operations in this Division in 1997 as compared to approximately seven months of operations in 1996.

     Medical Practice retainage for 1997 was approximately $1.5 million as compared to approximately $2.7 million in 1996, a decrease of 42.9%, due to the termination of the Westchester Network Site agreement in November 1996.

     Revenues after Medical Practice retainage were approximately $22.6 million in 1997 as compared to $15.7 million in 1996, an increase of 44.5%, due to the increase in "Revenues, net" and decrease in Medical Practice retainage discussed above.

     Costs of services rendered were approximately $17.3 million in 1997 as compared to approximately $12.4 million in 1996, an increase of 39.1%. Such increase was primarily due to the new management agreements entered into in 1997 and a full year of operations related to two Network Sites acquired in 1996 and procedure volume growth at certain existing Network Sites, partially offset by the termination of the Westchester and East Long Meadow, MA Network Site agreements in November 1996 and January 1997, respectively. Costs of services in 1996 included a $365,000 charge recorded in the third quarter of 1996 associated with closing the Westchester Network Site.

     General and administrative expenses were approximately $4.2 million in 1997 as compared to approximately $4.7 million in 1996, a decrease of 10.1%. Such decrease was primarily attributable to the absence of $522,000 in costs related to establishing the AWM Division which were incurred in 1996 and to lower salary and administrative costs related to regional offices, partly attributable to the Company allocating portions of such costs to the respective Network Site's operations commencing in the third quarter of 1997 and to the consolidation of regional offices within the respective Network Site locations. These decreases were partially offset by increases in consulting and investor relations costs.

     Amortization of intangible assets was approximately $766,000 in 1997 as compared to approximately $331,000 in 1996 and principally represented the amortization of the purchase price paid by the Company for the exclusive right to manage Network Sites and goodwill and other intangible asset amortization related to the establishment of the AWM Division in June 1996. At December 31, 1997, the Company's consolidated financial statements reflect goodwill and other intangible assets of approximately $18.4 million, which is being amortized over periods ranging from three to 40 years. The Company anticipates that any future acquisitions will involve the recording of a significant amount of goodwill and intangible assets on its balance sheet.

     Interest  income  for  1997  decreased  to   approximately   $109,000  from
approximately $415,000 in 1996 due to a lower cash balance.

     The provision for income taxes primarily reflected state income taxes in 1997 and 1996.

     Net income was approximately $374,000 in 1997 as compared to a net loss of approximately $1.5 million in 1996. This net income was primarily due to a $2.1 million increase in Network Site contribution attributable to the new management agreements entered into in 1997, a full year of operations related to two Network Sites acquired in 1996, procedure volume growth at certain existing Network Sites, and the absence of losses associated with the Westchester Network Site agreement which was terminated in November 1996.

In addition, general and administrative expenses decreased by $470,000. These positive variances were partially offset by a $435,000 increase in amortization of intangible assets and a $306,000 decrease in interest income.

Calendar Year 1996 Compared to Calendar Year 1995

     Revenues for 1996 were approximately $18.3 million as compared to approximately $16.7 million for 1995, an increase of 9.8%. For the year ended December 31, 1996, the Company's RSC Division and AWM Division contributed 95.9% and 4.1%, respectively, of the Company's total revenues.

     RSC Division revenues for the year ended December 31, 1996 were approximately $17.6 million as compared to $16.7 million for the year ended December 31, 1995, an increase of 5.2%. Revenues under the RSC Division were comprised of (i) patient service revenues, (ii) three-part management fees and
(iii) at the New Jersey Network Site, management fees based on a percentage of revenues and reimbursed costs of services. Patient service revenues for the year ended December 31, 1996 were $11.4 million compared to $13.8 million for the year ended December 31, 1995, a decrease of 17.1%. Patient service revenues decreased due to a 52.9% decrease in patient service revenues related to the Westchester Network Site agreement which the Company terminated in November 1996 and to the effects of the Company's new management agreement related to the New Jersey Network Site, pursuant to which the Company's revenues now consist of a fixed percentage of the New Jersey Network Site's revenues and reimbursed costs of services (as described below) and are no longer recorded as patient service revenues. The decrease in patient service revenues was partially offset by a 7.1% increase in revenue at the Boston Network Site and a 11.7% increase in revenue at the Long Island Network Site, both of which were attributable to an increase in volume at such Network Sites. The increase in volume at the Long Island Network Site in 1996 was primarily attributable to increased revenues generated from additional facility agreements entered into with physicians at such Network Site in 1996. The 1996 results also reflect a full year of operations at the Long Island Network Site as compared to 1995, during which period such Network Site was closed for approximately five months to implement operational changes at such Network Site. Three-part management fee revenues were approximately $3.2 million for the year ended December 31, 1996 compared to approximately $981,000 for the year ended December 31, 1995. The increase in three-part management fee revenues was primarily attributable to new management agreements entered into in the second quarter of 1996 and to there being a full year of revenues for those agreements that were entered into during 1995.
Management fees based on a percentage of revenues and reimbursed costs of services of the New Jersey Network Site were approximately $3.0 million in 1996 compared to approximately $1.9 million in 1995, an increase of 55.9%, attributable to there being a full year under the new management agreement. AWM Division revenues for the year ended December 31, 1996 were approximately $757,000.

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

     Revenues after Medical Practice retainage were approximately $15.7 million in 1996 as compared to $13.6 million in 1995, an increase of 14.8%. The increase was due to the new management agreements entered into in the second quarter of 1996. The increase in revenues was partially offset by the net decrease in management fees related to the Boston, Westchester, Long Island and New Jersey Network Sites. Management fees (i.e., patient service revenues less Medical Practice retainage) related to the Boston, Westchester and Long Island Network Sites (in which the Company displayed the patient service revenues on its consolidated statement of operations for the year ended December 31, 1996) were approximately $8.2 million in 1996 compared to management fees related to the Boston, Westchester, Long Island and New Jersey Network Sites (in which the Company displayed the patient service revenues on its consolidated statement of operations for the year ended December 31, 1995) which were approximately $10.8 million in 1995, a decrease of 23.4%. The decrease was primarily due to the decrease in patient service revenues at the Westchester Network Site and the termination of the Westchester Network Site Agreement in November 1996. In addition, the decrease was also due to the effects of the Company's new management agreement related to the New Jersey Network Site, pursuant to which the Company's revenues now consist of a fixed percentage of the New Jersey Network Site's revenues and reimbursed costs of services and are no longer recorded as patient service revenues. While the change in the New Jersey agreement resulted in a decrease in management fees for the Network Sites in which the Company displayed patient service revenues, the revenues after Medical Practice retainage related to the New Jersey Network Site were approximately the same for both periods. The decrease in such management fees was partially offset by the increase in management fees related to the Long Island Network Site.

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

     General and administrative expenses were approximately $4.7 million in 1996 as compared to approximately $4.0 million in 1995, an increase of 17.4%. Such increase was primarily attributable to $522,000 of costs incurred primarily in establishing the AWM Division and administrative costs attributable to the opening of regional offices in the third quarter of 1995 and in 1996.

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

     The provision for income taxes primarily reflected state income taxes in 1996 and 1995.

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

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through sales of equity securities. In August 1997, the Company consummated an offering of 6,400,000 shares of Common Stock (the "Offering"). The Offering raised gross proceeds of $9.6 million and net proceeds of approximately $8.3 million. Approximately $6.6 million of the net proceeds of the Offering was used to acquire certain fixed assets of and the right-to-manage FCI.

     During the first quarter of 1998, the Company closed on an equity private placement of $5.5 million with Morgan Stanley Venture Partners III, L.P., the venture capital affiliate of Morgan Stanley, Dean Witter, Discover & Co. providing for the purchase of 3,235,294 shares of the Company's Common Stock at a price of $1.70 per share and 240,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price. Approximately half of these funds were or will be used by the Company to purchase the capital stock of Shady Grove Fertility Centers, Inc. and the right to manage the Shady Grove, P.C.'s infertility medical practice.

     The balance of the proceeds of the Offering and the equity private placement have been and will continue to be used for working capital and other general corporate purposes, including possible future acquisitions of the assets of, and the right to manage, additional physician practices.

      At December 31, 1997, the Company had working capital of approximately $4.1 million, approximately $1.9 million of which consisted of cash and cash equivalents, compared to working capital of $7.1 million at December 31, 1996 (including $650,000 of controlled assets of Medical Practices), approximately $6.0 million of which consisted of cash and cash equivalents (including $191,000 of controlled cash) and short term investments. The net decrease in working capital at December 31, 1997 was principally due to payments of $10.6 million for exclusive management rights and related asset purchase acquisition costs and payments of approximately $2.1 million for the purchase of fixed assets and leasehold improvements related to new and existing Network Sites, partially offset by $8.3 million in net proceeds from the Offering and an aggregate increase in receivables and other current assets.

     During 1997, the Company entered into three new management agreements and completed its first in-market merger with the addition of one physician to the FCI practice. The aggregate purchase price of these transactions, exclusive of acquisition costs, was approximately $12.4 million, consisting of approximately $9.0 million in cash and 1,488,251 shares of the Company's Common Stock. Included in this aggregate purchase price is $650,000 payable upon the achievement of certain specified milestones, at RSMC's option, in cash or in shares of the Company's Common Stock, based on the closing market price of the Common Stock on the third business day prior to issuance.

     During the first quarter of 1998, the Company completed its second in-market merger with the addition of two physicians to the FCI practice and entered into one new management agreement with the Shady Grove, P.C. The aggregate purchase price of these transactions, exclusive of acquisition costs, was approximately $7.2 million, consisting of approximately $4.0 million in cash, $1.5 million in promissory notes, 823,865 shares of the Company's Common Stock, and approximately an additional $200,000 in shares of the Company's
Common Stock. A portion of the aggregate purchase price related to the Shady Grove acquisition will be paid in November 1998 as follows: approximately $1.0 million in cash, $403,000 in promissory notes and approximately $200,000 in shares of the Company's Common Stock. The promissory notes are payable in two aggregate annual installments of $750,000, due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%. The number of shares of Company Common Stock to be issued in November 1998 will be determined based upon the average closing price of the Company's Common Stock for the ten-day trading period prior to the third business day before the Second Closing Date, provided, however, that in no event will the price per share exceed $2.00 or be less than $1.70 for purposes of this calculation.

     The Company  anticipates  that its  acquisition  strategy  will continue to require substantial capital investment. Capital is needed not only for additional acquisitions, but also for the effective integration, operation and expansion of the existing Network Sites. The Medical Practices may require capital for renovation and expansion and for the addition of medical equipment and technology. The Company is in the process of obtaining a line of credit to fund its acquisition strategy over the next year.

     As of December 31, 1997, under two of its management agreements, the Company is obligated to advance funds to the Medical Practices to provide a minimum physician draw (up to an aggregate of approximately $265,000 in 1998) and to provide new services, utilize new technologies, fund projects, purchase the net accounts receivable of the Medical Practices and for other purposes. Any advances are to be repaid monthly and will bear interest at the prime rate used by the Company's primary bank in effect at the time of the advance.

     As of December 31, 1997, $250,000 was outstanding under the Company's $1.5 million credit facility dated November 21, 1996 (the "Credit Facility") with First Union National Bank (the "Bank"). As March 15, 1998, $1.5 million was outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.75% per annum. The Credit Facility terminates on July 1, 1998 and is secured by the Company's assets.

     On November 13, 1997, the Company entered into a $4.0 million non-restoring line of credit dated November 13, 1997 with the Bank (the "New Credit Facility"). Borrowings under the New Credit Facility bear interest at the Bank's prime rate plus 1% per annum. Accrued interest only on borrowings is payable commencing December 1, 1997 and all principal and accrued interest is due and payable on April 30, 1999. The New Credit Facility will be cross collateralized and cross-defaulted with the Credit Facility and is secured by the Company's assets. As of December 31, 1997, no amounts were outstanding under the New Credit Facility. As of March 15, 1998, $750,000 was outstanding under the New Credit Facility.

     The Company has commitments to fund clinical services development pursuant to various collaboration agreements. Effective July 1, 1995, the Company entered into a new three-year agreement with Monash University that provides for Monash to conduct research in ART services and techniques to be funded by a minimum annual payment of 220,000 Australian dollars, the results of such research to be jointly owned by the Company and Monash. If certain milestones are met as specified in this agreement, the Company's annual payment may be a maximum of 300,000 Australian dollars in year two and 380,000 Australian dollars in year three. Minimum payments of 55,000 Australian dollars and payments for the attainment of certain research milestones will be made quarterly throughout the term of this agreement. The Company expensed approximately $144,000 and $189,000 under this agreement for the years ended December 31, 1997 and 1996, respectively.

     As of December 31, 1997, dividend payments of $464,000 on the Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") were in arrears. The Company does not anticipate the payment of any dividends on the Convertible Preferred Stock in the foreseeable future.

New Accounting Standards

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128, the Company disclosed dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of operations and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation in Note 10 of the Consolidated Financial Statements.

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

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") issued EITF No. 97-2. The EITF reached a consensus concerning certain matters relating to the physician practice management ("PPM") industry with respect to the consolidation of professional corporation revenues and the accounting for business corporations. As an interim step before the consensus, the EITF allowed PPMs to display the revenues and expenses of managed physician practices in the statement of operations (the "alternative display method") if the terms of the management agreement provided the PPM with a "net profits or equivalent interest" in the net profits of the medical services furnished by the Medical Practices. It is the Company's understanding that the EITF did not and would not object to the use of the alternative display method in PPM financial statements for periods ending before December 15, 1998. As the Company does not consolidate its managed Network Sites, the adoption of EITF
97-2 in 1998 will not have a material impact on the Company's financial position, cash flows or results of operations. As discussed below, the Company will discontinue the display of revenues for its Long Island and Boston Network Sites due to changes in the respective management agreements.

     Since inception through December 31, 1997, the management agreements related to the Long Island and Boston Network Sites have been incorporated in the Company's consolidated financial statements via the display method as the Company believed that these management agreements provided it with a "net profits or equivalent interest" in the net profits of the medical services furnished by the Medical Practices at the Long Island and Boston Network Sites. Consequently, for the Long Island and Boston Network Sites, the Company has presented the Medical Practices' patient services revenue, less amounts retained by the Medical Practices, or "Medical Practice retainage", as "Revenues after Medical Practice retainage" in the accompanying consolidated statement of operations ("display method"). Effective in October 1997 and January 1998, due to changes in the management agreements related to the Long Island and Boston Network Sites, respectively, the Company will no longer display the patient services revenue of the Long Island and Boston Medical Practices. The revised management agreements provide for the Company to receive a specific management fee which the Company will report in "Revenues, net" in the statement of operations.

     Also in 1997, Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. It establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating its options for disclosure and will adopt the statement for the fiscal year commencing January 1, 1998.

Forward Looking Statements

     This Form 10-K and discussions and/or announcements made by or on behalf of the Company, contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to the following factors: the Company's ability to acquire additional management agreements, including the Company's ability to finance future growth, the loss of significant management agreement(s), the profitability or lack thereof at Network Sites managed by the Company, the Company's ability to transition sole practitioners to group practices, the development of the AWM Division, increases in overhead due to expansion, the exclusion of infertility, ART and other women's reproductive healthcare services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, and the timely development of and acceptance of new infertility, ART, genetic and/or women's healthcare technologies and techniques.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

ITEM 8.  Financial Statements and Supplementary Data

         See Index to Financial Statements and Financial Statement Schedules on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

          Information with respect to the executive officers and directors of the Company is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1998.

ITEM 11.  Executive Compensation

          This information is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1998.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

          This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1998.

ITEM 13.  Certain Relationships and Related Transactions

          This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1998.

                                     PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

         (a) (1) and (2) Financial Statements and Financial Statement Schedules.

                 See Index to Financial Statements and Financial Statement Schedules on page F-1.

             (3) The  exhibits  that are  listed  on the  Index to  Exhibits herein which are filed herewith as a management agreement or compensatory plan or arrangement are: 10.95, 10.96, 10.97, 10.98, 10.99, 10.100, 10.101, 10.102, 10.103, 10.104, 10.105,
                 10.106, 10.107, 10.108, 10.109, 10.110, 10.111, and 10.112

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


          FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                          Item 8 and 14 (a)(1) and (2)

                                    Contents


                                                                           Page
INTEGRAMED AMERICA, INC.

    Report of Independent Accountants.................................     F-2
    Consolidated Balance Sheet as of December 31, 1997 and 1996.......     F-3
    Consolidated  Statement  of  Operations  for the years ended
       December 31, 1997, 1996 and 1995...............................     F-4
    Consolidated  Statement  of  Shareholders'  Equity  for  the
       years  ended December 31, 1997, 1996 and 1995..................     F-5
    Consolidated  Statement  of Cash Flows for the years  ended
       December  31, 1997, 1996 and 1995..............................     F-6
    Notes to Consolidated Financial Statements........................     F-7

FERTILITY CENTERS OF ILLINOIS, S.C.

    Report of Independent Accountants....................................  F-29
    Combined Balance Sheet as of August 19, 1997 and December 31, 1996... F-30 Combined Statement of Operations for the period January 1, 1997 through August 19, 1997 and for the years ended
       December 31, 1996 and 1995........................................  F-31
    Combined  Statement  of  Shareholders'  Equity  for the period
       January 1, 1997 through August 19, 1997 and for  the
       years ended December 31, 1996 and 1995............................  F-32
    Combined  Statement  of Cash Flows for the period January 1, 1997 through August 19, 1997 and for the years  ended
       December  31, 1996 and 1995.......................................  F-33
    Notes to Combined Financial Statements...............................  F-34

MPD MEDICAL ASSOCIATES (MA), P.C

    Report of Independent Accountants.................................     F-40
    Balance Sheet as of December 31, 1997 and 1996....................     F-41
    Statement of Operations for the years ended December 31, 1997,
      1996 and 1995...................................................     F-42
    Notes to Financial Statements.....................................     F-43

FINANCIAL STATEMENT SCHEDULE

       Report of Independent Accounts on Financial Statement Schedule...   S-1
          II Valuation and Qualifying Accounts..........................   S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of IntegraMed America, Inc.

     In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of IntegraMed America, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP

Stamford, Connecticut
February 16, 1998



                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           (all amounts in thousands)
                                                                                          December 31,
                                                                                          ------------
                                                                                       1997        1996
                                                                                       ----        ----
                                     ASSETS
Current assets:
   Cash and cash equivalents.......................................................  $  1,930  $   3,761
   Short term investments..........................................................       --       2,000
   Patient accounts receivable, less allowance for doubtful accounts
     of $180 and $113 in 1997 and 1996, respectively...............................     7,061      2,770
   Management fees receivable, less allowance for doubtful accounts
     of $214 and $50 in 1997 and 1996, respectively................................     1,600      1,249
   Other current assets............................................................     1,757      1,129
   Controlled assets of Medical Practices (see Note 2)
     Cash..........................................................................       --         191
     Accounts receivable, less allowance for doubtful accounts
       of $146 in 1996.............................................................       --         459
                                                                                      -------   --------

             Total controlled assets of Medical Practices..........................       --         650
             Total current assets..................................................    12,348     11,559
                                                                                      -------   --------

Fixed assets, net..................................................................     4,742      3,186
Intangible assets, net.............................................................    18,445      5,894
Other assets.......................................................................       566        211
                                                                                      -------   --------

             Total assets..........................................................   $36,101   $ 20,850
                                                                                      =======   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................  $  1,475  $   1,020
   Accrued liabilities.............................................................     2,260      1,652
   Due to Medical Practices--(see Notes 2 and 7)...................................     1,745        326
   Dividends accrued on Preferred Stock............................................       464        331
   Current portion of exclusive management rights obligation.......................       472        222
   Note payable and current portion of long-term debt..............................       614        426
   Patient deposits................................................................     1,236        490
                                                                                      -------   --------

             Total current liabilities.............................................     8,266      4,467
                                                                                      -------   --------

Exclusive management rights obligation.............................................     1,391      1,213
Long-term debt.....................................................................       451        692
Commitments and Contingencies-- (see Note 14)......................................       --          --
Shareholders' equity:
   Preferred Stock, $1.00 par value 3,165,644 shares authorized in 1997 and 1996--
     2,500,000 undesignated; 665,644 shares designated as Series A Cumulative
     Convertible of which 165,644 were issued and outstanding in 1997 and 1996,
     respectively..................................................................       166        166
   Common Stock, $.01 par value-- 25,000,000 shares authorized; 17,198,616
     and 9,230,557 shares issued and outstanding in 1997 and 1996, respectively....       172         92
   Capital in excess of par........................................................    46,471     35,410
   Accumulated deficit.............................................................   (20,816)   (21,190)
                                                                                      -------   --------

             Total shareholders' equity............................................    25,993     14,478
                                                                                      -------   --------

             Total liabilities and shareholders' equity............................   $36,101   $ 20,850
                                                                                      =======   ========

         See accompanying notes to the consolidated financial statements



                                             INTEGRAMED AMERICA, INC.
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                               (all amounts in thousands, except per share amounts)



                                                                      For the years ended December 31,
                                                                      --------------------------------
                                                                      1997          1996          1995
                                                                      ----          ----          ----


Revenues, net (see Note 2)........................................    $24,169      $18,343       $16,711
Medical Practice retainage (see Note 2)...........................      1,531        2,680         3,063
                                                                      -------      -------       -------

Revenues after Medical Practice retainage (see Note 2)............     22,638       15,663        13,648
Costs of services rendered........................................     17,251       12,398         9,986
                                                                      -------      -------       -------

Network Sites' contribution.......................................      5,387        3,265         3,662
                                                                      -------      -------       -------

General and administrative expenses...............................      4,192        4,662         3,970
Amortization of intangible assets.................................        766          331            73
Interest income...................................................       (109)        (415)         (626)
Interest expense..................................................         60           36            20
                                                                      -------      -------       -------

Total other expenses..............................................      4,909        4,614         3,437
                                                                      -------      -------       -------

Income (loss) before income taxes.................................        478       (1,349)          225
Provision for income and capital taxes............................        104          141           155
                                                                      -------      -------       -------

Net income (loss).................................................    $   374      $(1,490)      $    70
                                                                      =======      =======       =======

Basic earnings (loss) per share before consideration
   for induced conversion of Preferred Stock (see Note 10)........    $  0.02      $ (0.21)      $ (0.09)
                                                                      =======      =======       =======

Diluted earnings (loss) per share before consideration
   for induced conversion of Preferred Stock (see Note 10)........    $  0.02      $ (0.21)      $ (0.09)
                                                                      =======      =======       =======

Basic earnings (loss) per share (see Note 10).....................    $  0.02      $ (0.68)      $ (0.09)
                                                                      =======      =======       =======

Diluted earnings (loss) per share (see Note 10)...................    $  0.02      $ (0.68)      $ (0.09)
                                                                      =======      =======       =======

Weighted average shares - basic...................................     12,405        7,602         6,087
                                                                      =======      =======       =======

Weighted average shares - diluted.................................     12,616        7,602         6,087
                                                                      =======      =======       =======





        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                (all amounts in thousands, except share amounts)




                                   Cumulative Convertible                                             Total
                                       Preferred Stock    Common Stock
                                     ----------------   ----------------  Capital in    Accumulated  Shareholders'
                                     Shares    Amount   Shares    Amount Excess of Par    Deficit    Equity
                                     ------    ------   ------    ------ -------------    -------    ------

BALANCE AT DECEMBER 31, 1994.....   863,878    $864    6,086,910     $61   $32,664        $(19,770)   $13,819
Dividends accrued to preferred
    shareholders ................        --      --           --      --      (600)             --       (600)
Purchase and retirement of
    Preferred Stock..............   (78,500)    (79)          --      --      (279)             --       (358)
Net income.......................        --      --           --      --        --              70         70
                                    -------   -----   ----------    ----   -------         --------   -------
BALANCE AT DECEMBER 31, 1995.....   785,378     785    6,086,910      61    31,785         (19,700)    12,931
Conversion of Preferred Stock to
    Common Stock, net of issuance
    costs and the reversal  of
    accrued Preferred Stock
    dividends....................  (608,234)   (608)   2,432,936      24     1,298              --        714
Issuance of Common Stock
    for acquisition..............        --      --      666,666       7     2,493              --      2,500
Dividends accrued to preferred
    shareholders ................        --      --           --      --      (132)             --       (132)
Purchase and retirement of
    Preferred Stock..............   (11,500)    (11)          --      --       (72)             --        (83)
Exercise of Common Stock options.        --      --       44,045      --        38              --         38
Net loss.........................        --      --           --      --        --           (1,490)   (1,490)
                                    -------   -----   ----------    ----   -------         --------   -------

BALANCE AT DECEMBER 31, 1996.....   165,644     166    9,230,557      92    35,410          (21,190)   14,478
Issuance of Common Stock, net of
    issuance costs...............        --      --    6,400,000      64     8,229               --     8,293
Issuance of Common Stock
    for acquisition..............        --      --    1,488,251      14     2,860               --     2,874
Other issuances of Common Stock..        --      --       61,058       1        83               --        84
Dividends accrued to preferred
    shareholders ................        --      --           --      --      (133)              --      (133)
Exercise of Common Stock options.        --      --       18,750       1        22               --        23
Net income.......................        --      --           --      --        --              374       374
                                    -------   -----   ----------    ----   -------         --------   -------

BALANCE AT DECEMBER 31, 1997.....   165,644   $ 166   17,198,616    $172   $46,471         $(20,816)  $25,993
                                    =======   =====   ==========    ====   =======         ========   =======









        See accompanying notes to the consolidated financial statements.



                                              INTEGRAMED AMERICA, INC.
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (all amounts in thousands)

                                                                        For the years ended December 31,
                                                                        --------------------------------
                                                                         1997         1996         1995
                                                                         ----         ----         ----

Cash flows from operating activities:
    Net income (loss)............................................     $   374      $(1,490)     $     70
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization..............................       1,812        1,116           775
      Writeoff of fixed and intangible assets....................          95         --              21
    Changes in assets and liabilities net of effects from
      acquired businesses --
    (Increase) decrease in assets:
      Patient accounts receivable................................      (4,291)      (1,318)          (94)
      Management fees receivable.................................        (351)        (124)       (1,125)
      Other current assets.......................................        (628)        (369)         (304)
      Other assets...............................................        (333)         (13)          (21)
    (Increase) decrease in controlled assets of Medical Practices:
      Patient accounts receivable................................         459          990           806
      Other current assets.......................................         --            14            25
    Increase (decrease) in liabilities:
      Accounts payable...........................................         455          839          (502)
      Accrued liabilities........................................         608          106             3
      Due to Medical Practices...................................       1,419         (280)         (131)
      Patient deposits...........................................         746           79           (77)
                                                                      -------      -------      --------
Net cash provided by (used in) operating activities..............         365         (450)         (554)
                                                                      -------      -------      --------
Cash flows (used in) provided by investing activities:
    Purchase of short term investments...........................          --          (500)       (1,500)
    Proceeds from short term investments.........................       2,000           --             --
    Payment for exclusive management rights and acquired
      physician practices........................................     (10,007)        (984)         (177)
    Purchase of net assets of acquired businesses................        (661)        (394)         (168)
    Purchase of fixed assets and leasehold improvements..........      (2,053)      (1,498)       (1,152)
    Proceeds from sale of fixed assets and leasehold
      improvements...............................................         139           86           651
                                                                      -------      -------      --------
Net cash (used in) provided by investing activities..............     (10,582)      (3,290)       (2,346)
                                                                      -------      -------      --------
Cash flows provided by (used in) financing activities:
    Proceeds from issuance of Common Stock.......................       9,601          --            --
    Used for stock issue costs...................................      (1,308)         --            --
    Proceeds from bank under Credit Facility.....................         250          --            --
    Principal repayments on debt.................................        (235)        (193)          (84)
    Principal repayments under capital lease obligations ........        (136)        (216)         (173)
    Repurchase of Convertible Preferred Stock....................         --           (83)         (358)
    Used for recapitalization costs..............................         --           (33)           --
    Proceeds from exercise of Common Stock options...............          23           38             --
                                                                      -------      -------      --------
Net cash provided by (used in) financing activities..............       8,195         (487)         (615)
                                                                      -------      -------      --------
Net decrease in cash.............................................      (2,022)      (4,227)       (3,515)
Cash at beginning of period......................................       3,952        8,179        11,694
                                                                      -------      -------      --------
Cash at end of period............................................     $ 1,930      $ 3,952      $  8,179
                                                                      =======      =======      ========

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

     IntegraMed America, Inc. (the "Company") is a physician practice management company specializing in women's reproductive health care, with a focus on infertility and assisted reproductive technology ("ART") services. The Company provides comprehensive management services to a nationwide network of medical providers (each, a "Network Site"). Each Network Site consists of a location or locations where the Company has a management agreement with a physician group or hospital (each, a "Medical Practice") which employs the physicians or where the Company directly employs the physicians.

   The Company operates under two divisions: the Reproductive Science Center Division (the "RSC Division"), which provides management services to Medical Practices focused on infertility and ART services, and the Adult Women's Medical Division (the "AWM Division"), which provides management services to Medical Practices focused on health care services for peri- and post-menopausal women. As of December 31, 1997, there were ten Network Sites in the RSC Division (the "Reproductive Science Centers") with seventeen locations in eight states and the District of Columbia and there was one Network Site with two locations under the AWM Division which commenced operations in June 1996.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries, IVF America (NY), Inc., IVF America (MA), Inc., IVF America (PA), Inc., IVF America (NJ), Inc., IVF America
(MI), Inc. and the Adult Women's Medical Center, Inc. All significant intercompany transactions have been eliminated. The Company derives its revenues from patient service revenues, management agreements with a three-part management fee and, with respect to the New Jersey Network Site, a management agreement with fees based on a percentage of the revenues and reimbursed costs of services of such Network Site. The Company does not consolidate the results of its managed Network Sites.

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") issued EITF No. 97-2. The EITF reached a consensus concerning certain matters relating to the physician practice management ("PPM") industry with respect to the consolidation of professional corporation revenues and the accounting for business corporations. As an interim step before the consensus, the EITF allowed PPMs to display the revenues and expenses of managed physician practices in the statement of operations (the "alternative display method") if the terms of the management agreement provided the PPM with a "net profits or equivalent interest" in the net profits of the medical services furnished by the Medical Practices. It is the Company's understanding that the EITF did not and would not object to the use of the alternative display method in PPM financial statements for periods ending before December 15, 1998. As the Company does not consolidate its managed Network Sites, the adoption of EITF
97-2 in 1998 will not have a material impact on the Company's financial position, cash flows or results of operations. As discussed below, the Company will discontinue the display of revenues for its Long Island and Boston Network Sites due to changes in the respective management agreements.

     Since inception through December 31, 1997, the management agreements related to the Long Island and Boston Network Sites have been incorporated in the Company's consolidated financial statements via the display method as the Company believed that these management agreements provided it with a "net profits or equivalent interest" in the net profits of the medical services furnished by the Medical Practices at the Long Island and Boston Network Sites. Consequently, for the Long Island and Boston Network Sites, the Company has presented the

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Medical Practices' patient services revenue, less amounts retained by the Medical Practices, or "Medical Practice retainage", as "Revenues after Medical Practice retainage" in the accompanying consolidated statement of operations ("display method"). Effective in October 1997 and January 1998, due to changes in the management agreements related to the Long Island and Boston Network Sites, respectively, the Company will no longer display the patient services revenue of the Long Island and Boston Medical Practices. The revised management agreements provide for the Company to receive a specific management fee which the Company will report in "Revenues, net" in the consolidated statement of operations.

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

   Revenue and cost recognition --

   RSC Division

     During 1997, the RSC Division's operations were comprised of ten management agreements.

     Under six of the agreements the Company receives as compensation for its management services a three-part management fee comprised of: (i) a fixed percentage of net revenues generally equal to 6%, (ii) reimbursed cost of services (costs incurred in managing a Medical Practice and any costs paid on behalf of the Medical Practice) and (iii) a fixed or variable percentage of earnings after management fees and any guaranteed physician compensation, or an additional fixed or variable percentage of net revenues which generally results in the Company receiving up to an additional 15% of net revenues. All management fees are reported as "Revenues, net" by the Company. Direct costs incurred by the Company in performing its management services and costs incurred on behalf of the Medical Practice are recorded in costs of services rendered. The physicians receive as compensation all remaining earnings after payment of the Company's management fee.

     Under another form of management agreement, which had been in use at two Network Sites during 1997, the Company recorded all patient service revenues and, out of such revenues, the Company paid the Medical Practices' expenses, physicians' and other medical compensation, direct materials and certain hospital contract fees. Specifically, under the management agreement for the Boston Network Site, the Company guaranteed a minimum physician compensation based on an annual budget jointly determined by the Company and the physicians. Remaining revenues, if any, which represented the Company's management fees, were used by the Company for other direct administrative expenses which were recorded as costs of services. Under the management agreement for the Long Island Network Site, the Company's management fee was payable only out of remaining revenues, if any, after the payment of all expenses of the Medical Practice. Under these arrangements, the Company had been liable for payment of all liabilities incurred by the Medical Practices and had been at risk for any losses incurred in the operation thereof. Effective in October 1997 and January 1998, due to changes in the management agreements related to the Long Island and Boston Network Sites, respectively, the Company will no longer display patient service revenues of the Long Island and Boston Medical Practices which have been reflected in "Revenues, net" in the Company's consolidated statement of operations. The revised management agreements provide for the Company to receive a specific management fee which the Company will report in "Revenues, net" in its consolidated statement of operations. Under the revised management agreement for the Long Island Network Site, as compensation for its management services the Company will receive a fixed fee (initially equal to $345,000 per annum), subject to annual increases, plus reimbursed costs of services. Under the revised management agreement

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the Boston Network Site, as compensation for its management services the Company will receive a three-part management fee consistent to the majority of the Company's existing management agreements. The revised agreements provide for increased incentives and risk-sharing for the Company's affiliated Medical Providers.

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

     The Company's 51% interest in NMF is included in the Company's consolidated financial statements. The Company records 100% of the patient service revenues and costs of NMF and reports 49% of any profits of NMF as minority interest on the Company's consolidated balance sheet. Minority interest at December 31, 1997 and 1996 was $0.

   Cash and cash equivalents --

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Short term investments --

     Short term investments consist of investments in corporate commercial paper with an original maturity of less than one year but greater than three months and are available for sale. Investments are recorded at cost, which approximates market.

   Patient accounts receivable --

     Patient accounts receivable represent receivables from patients for medical services provided by the Medical Practices. Such amounts are recorded net of contractual allowances and estimated bad debts and risk of loss due to non-collectibility is borne by the Company. As of December 31, 1997, of the total patient accounts receivable of approximately $7.1 million, approximately $4.5 million of accounts receivable was a function of Network Site revenue (i.e., the Company purchased the accounts receivable from the Medical Practice) and the balance of approximately $2.6 million was a function of net revenues of the Company (see Note 2 -- "Revenue and cost recognition" above).

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

     At December 31, 1996, of the $650,000 controlled assets of Medical Practices, $117,000 was restricted for payment of the amounts due to Medical Practices and the balance of $533,000 was payable to the Company.
Controlled assets at December 31, 1997 were $0.

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Intangible assets --

     Intangible assets at December 31, 1997 and 1996 consisted of the following (000's omitted):

                                                          1997         1996
                                                          ----         ----

     Exclusive management rights..................      $15,539      $ 2,178
     Goodwill.....................................        3,890        3,935
     Trademarks...................................          395          394
                                                        -------      -------
          Total...................................       19,824        6,507
     Less-- accumulated amortization..............       (1,379)        (613)
                                                        -------      -------
          Total...................................      $18,445      $ 5,894
                                                        =======      =======

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

   Amortization and recoverability

     The Company periodically reviews its intangible assets to assess recoverability; any impairments would be recognized in the consolidated statement of operations if a permanent impairment were determined to have occurred. Recoverability of intangibles is determined based on undiscounted expected earnings from the related business unit or activity over the remaining amortization period. Exclusive management rights are amortized over the term of the respective management agreement, usually ten to twenty-five years. Goodwill and other intangibles are amortized over periods ranging from three to forty years. Trademarks are amortized over five to seven years. Accumulated amortization of exclusive management rights, goodwill and trademarks was $802,000, $283,000 and $294,000 at December 31, 1997, respectively, and
$270,000, $91,000 and $252,000 at December 31, 1996, respectively.

   Due to Medical Practices --

     As of December 31, 1997, Due to Medical Practices primarily represents net distributions owed by the Company to the Medical Practices related to earnings of the respective Medical Practice, the Company's management fee, the Company's purchase of the Medical Practice's patient accounts receivable and the Company's advances to the Medical Practice, if any.

     As of December 31, 1996, Due to Medical Practices represents liabilities the Company was obligated to pay on behalf of, or directly to, the Medical Practices from the controlled assets of Medical Practices, which may be offset by advances made by the Company to certain Medical Practices for professional and affiliate fees.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Due to Medical Practices excludes amounts owed by the Company to Medical Practices for exclusive management rights (see Note 7).

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

   Earnings per share --

     The Company determines earnings (loss) per share in accordance with Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which the Company adopted in December 1997. All historical earnings (loss) per share have been presented in accordance with FAS 128.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- REVENUES, MEDICAL PRACTICE RETAINAGE AND COSTS OF SERVICES:

     The following table sets forth for the years ended December 31, 1997, 1996 and 1995, revenues, Medical Practice retainage and costs of services for each of the Company's three types of management agreements (patient service revenues, three-part management fee and percent of revenues and reimbursed costs of services) and revenues and costs of services for the AWM Division (000's omitted):

                                                                     For the years ended December 31,
                                                                   ---------------------------------
                                                                     1997        1996         1995
                                                                   -------      -------      -------
Revenues, net:
   RSC Division --
      Patient service revenues..................................   $10,154      $11,449      $13,820
      Management fees--three part management fee................     8,251        3,159          981
      Management fees-- percent of revenues and reimbursed
         costs of services of the New Jersey Network Site.......     3,685        2,978        1,910
                                                                   -------      -------      -------
              Total RSC Division revenues, net...............       22,090       17,586       16,711
                                                                   -------      -------      -------
   AWM Division-- revenues...................................        2,079          757           --
                                                                   -------      -------      -------
              Total revenues, net............................      $24,169      $18,343      $16,711
                                                                   =======      =======      =======
Medical Practice retainage:
   RSC Division --
      Medical Practice retainage related to
         patient service revenues............................      $ 1,531      $ 2,680       $3,063
                                                                   =======      =======       ======
Costs of services:
   RSC Division --
      Costs related to patient service revenues.................    $6,282      $ 7,465      $ 7,963
      Costs related to three part management fees...............     7,112        3,049          933
      Costs related to New Jersey Network Site .................     1,546        1,095        1,090
                                                                   -------      -------      -------
              Total RSC division costs of services..............    14,940       11,609        9,986
                                                                   -------      -------      -------
   AWM Division--Costs of services..............................     2,311          789           --
                                                                   -------      -------      -------
              Total costs of services...........................   $17,251      $12,398      $ 9,986
                                                                   =======      =======      =======

     For the years ended December 31, 1997 and 1996, the Boston Network Site, which is reflected as patient service revenues under the RSC Division, provided 28.4% and 38.5% and 35.2% and 58.8% of "Revenues, net" and Network Sites' contribution, respectively, of the Company. Summary financial information for this Network Site is as follows (000's omitted):


                                                                    For the years ended December 31,
                                                                    --------------------------------
                                                                     1997         1996          1995
                                                                    -------      -------      -------

     Revenues, net.............................................     $6,868       $7,063       $6,594
     Medical Practice retainage................................      1,105        1,015          556
                                                                    ------       ------       ------
     Revenues after Medical
       Practice retainage.....................................       5,763        6,048        6,038
     Costs of services rendered...............................       3,867        4,126        3,970
                                                                    ------       ------       ------
     Network Site's contribution..............................      $1,896       $1,922       $2,068
                                                                    ======       ======       ======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In addition, for the years ended December 31, 1997 and 1996, the New Jersey Network Site, which management fee is based upon a percentage of revenues, provided 15.3% and 16.2% and 39.7% and 57.7% of "Revenues, net" and Network Sites' contribution, respectively, of the Company.


NOTE 4 -- FIXED ASSETS, NET:

     Fixed assets, net at December 31, 1997 and 1996 consisted of the following (000's omitted):

                                                          1997          1996
                                                        -------       -------

     Furniture, office and other equipment.....         $2,768        $ 2,145
     Medical equipment.........................          2,093          1,954
     Leasehold improvements....................          2,408          1,246
     Assets under capital leases...............          1,234          1,426
                                                        ------         ------
         Total.................................          8,503          6,771
     Less--Accumulated depreciation and
         amortization..........................         (3,761)        (3,585)
                                                        ------        -------
                                                        $4,742        $ 3,186
                                                        ======        =======

     Assets  under  capital  leases  primarily  consist  of  medical  equipment.
Accumulated amortization relating to capital leases at December 31, 1997 and 1996 was $1,011,000 and $1,065,000, respectively.


NOTE 5 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 1997 and 1996 consisted of the following (000's omitted):

                                                          1997           1996
                                                          ----           ----

     Accrued insurance...............................   $  483         $   --
     Deferred compensation...........................      367            357
     Accrued payroll and benefits....................      239            226
     Deferred research revenue.......................      223            118
     Accrued state taxes.............................      198            166
     Deferred rent...................................      147            166
     Westchester Network Site closing reserve........      --              90
     Other...........................................      603            529
                                                        ------         ------
     Total accrued liabilities.......................   $2,260         $1,652
                                                        ======         ======


NOTE 6 -- ACQUISITIONS AND MANAGEMENT AGREEMENTS:

     The transactions detailed below were accounted for by the purchase method and the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. The consolidated financial statements at and for the year ended December 31, 1997 and 1996 include the results of these transactions from their respective dates of acquisition.

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In June 1997, the Company acquired certain assets of and the right to manage Reproductive Science Medical Center, Inc. ("RSMC"), a California professional corporation located near San Diego, CA (the "San Diego Acquisition"). The aggregate purchase price for the San Diego Acquisition was approximately $900,000, consisting of $50,000 in cash and 145,454 shares of Common Stock payable at closing and $650,000 payable upon the achievement of certain specified milestones, at RSMC's option, in cash or in shares of the Company's Common Stock, based on the closing market price of the Common Stock on the third business day prior to issuance. See Note 17.

     In August 1997, the Company acquired certain fixed assets of and the right to manage Fertility Centers of Illinois, S.C. ("FCI"), a physician group practice comprised of six physicians and six locations in the Chicago, Illinois area. The aggregate purchase price was approximately $8.6 million, consisting of approximately $6.6 million in cash and 1,009,464 shares of Common Stock. Approximately $8.0 million of the aggregate purchase price was allocated to exclusive management rights and $559,000 was allocated to certain fixed assets.

     Simultaneous with closing on the FCI transaction, the Company, on behalf of FCI, completed its first in- market merger with the addition of Edward L. Marut, MD to the FCI practice. The aggregate purchase price was $803,000 in cash, of which $750,000 was allocated to exclusive management rights and $53,000 was allocated to certain fixed assets.

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

     The following unaudited pro forma results of operations for the year ended December 31, 1997 have been prepared by management based on the audited financial information of FCI and the unaudited financial information

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for Shady Grove, the Maryland professional corporation (Refer to Note 17 -- Subsequent Events -- regarding the Shady Grove acquisition), adjusted where necessary, with respect to pre-acquisition periods, to the basis of accounting used in the historical financial statements of the Company. Bay Area Fertility results for the year ended December 31, 1997 are included from the date of acquisition, January 7, 1997. The following unaudited pro forma results of operations for the year ended December 31, 1996 have been prepared by management based on the audited financial information of Bay Area Fertility Reproductive Sciences Medical Center and of FCI and the unaudited financial information of Shady Grove (the Maryland professional corporation), the Merger Companies and NMF and the RSC of Dallas, adjusted where necessary, with respect to pre-acquisition periods, to the basis of accounting used in the historical financial statements of the Company. Such adjustments include modifying the results to reflect operations as if the related management agreements had been consummated on January 1, 1997 and 1996, respectively. Additional general corporate expenses which would have been required to support the operations of the new Network Sites are not included in the pro forma results. The unaudited pro forma results may not be indicative of the results that would have occurred if the management agreement had been in effect on the dates indicated or which may be obtained in the future.

                                                                                For the years ended
                                                                                     December 31,
                                                                                   (000's omitted)
                                                                                -------------------
                                                                                  1997        1996
                                                                                  ----        ----
                                                                                    (unaudited)

Revenues, net..............................................................    $33,813      $30,047
Income (loss) before income taxes (1)......................................    $ 1,700      $  (602)
Net income (loss) before consideration for induced conversion of
   Preferred Stock in 1996.................................................    $ 1,356      $  (889)
Basic earnings (loss) per share before consideration for induced
   conversion of Preferred Stock in 1996...................................    $  0.08      $ (0.09)
Diluted earnings (loss) per share before consideration for induced
   conversion of Preferred Stock in 1996...................................    $  0.08      $ (0.09)

(1) Income (loss) before income taxes includes approximately $1.4 million and $1.2 million of amortization of exclusive management rights and goodwill in 1997 and 1996, respectively.


NOTE 7 -- EXCLUSIVE MANAGEMENT RIGHTS OBLIGATION:

     Exclusive management rights obligation represents the liability owed by the Company to Medical Practices for the cost of acquiring the exclusive right to manage the non-medical aspects of the Medical Practices' infertility practices. Typically, the Company will pay cash for a portion of such cost at the inception of the management agreement and pay the balance in equal installments over a two- to three-year period or over the life of the agreement, where the term is equal to ten years.

     At December 31, 1997, aggregate exclusive management rights obligation payments in future years were as follows (000's omitted):

              1998........................................... $   472
              1999...........................................     459
              2000...........................................     259
              2001...........................................     159
              2002...........................................     159
              Thereafter.....................................     355
              Total payments.................................  $1,863

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- DEBT:

     Debt at December 31, 1997 and 1996 consisted of the following (000's omitted):

                                                             1997         1996
                                                             ----         ----

  Acquisition note payable.............................     $ 375       $  525
  Note payable to Bank.................................       292           --
  Notes payable to Medical Practices employed
        by the Company.................................       220          220
  Obligations under capital lease......................       178          269
  Construction loan....................................        --           51
  Other................................................        --           53
                                                            -----       ------

  Total debt...........................................     1,065        1,118
  Less--Current portion.................................     (614)        (426)
                                                            -----       ------

  Long-term debt.......................................     $ 451       $  692
                                                            =====       ======

     In November 1996, the Company obtained a $1.5 million revolving credit facility (the "Credit Facility") issued by First Union National Bank (the "Bank"). Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.75% per annum, which at December 31, 1997, was 9.25%. The Credit Facility terminates on July 1, 1998 and is secured by the Company's assets. At December 31, 1997, $250,000 was outstanding under the Credit Facility and is included in "Note payable and current portion of long-term debt" in the accompanying consolidated balance sheet. At December 31, 1996, no amounts were outstanding under the Credit Facility.

     On November 13, 1997, the Company entered into a $4.0 million non-restoring line of credit dated November 13, 1997 with the Bank (the "New Credit Facility"). Borrowings under the New Credit Facility bear interest at the Bank's prime rate plus 1% per annum. Accrued interest only on borrowings is payable commencing December 1, 1997 and all principal and accrued interest is due and payable on April 30, 1999. The New Credit Facility will be cross collateralized and cross-defaulted with the Credit Facility and is secured by the Company's assets. As of December 31, 1997, no amounts were outstanding under the New Credit Facility.

     In June 1996, the Company purchased a 51% interest in NMF for a total purchase price of $650,000, of which $50,000 was paid at closing and the balance is to be paid in sixteen quarterly installments of $37,500 beginning September 1, 1996. Interest is payable quarterly at the rate of 4.16% (see Note 15).

     On December 30, 1996, the Company acquired North Central Florida Ob-Gyn Associates which it then merged into WMDC. The total purchase price of the acquisition was $320,000 of which $220,000 is to be paid in four equal installments of $55,000 for each of the next four years commencing December 30, 1997. In January 1998, as part of a termination agreement, this note was canceled.

     In May 1992, the Company obtained a $350,000 construction loan for the development of its New Jersey Network Site of which $0 and $51,000 were outstanding at December 31, 1997 and 1996, respectively. The debt was payable in fifty-four monthly installments of $6,481 commencing on April 1, 1993 through September 1, 1997. Interest was payable at the bank's prime rate which was 8.25% at December 31, 1996.

     Capital  lease  obligations  relate  primarily  to  furniture  and  medical
equipment  for  the  Network  Sites.   The  current  portion  of  capital  lease
obligations   was   $131,000  and  $139,000  at  December  31,  1997  and  1996,
respectively.

     The Company has operating leases for its corporate headquarters and for medical office space relating to its managed Network Sites. In 1997 and 1996, the Company also entered into operating leases for certain medical

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equipment. Aggregate rental expense under operating leases was $1,284,000, $540,000 and $522,000 for the year ended December 31, 1997, 1996 and 1995, respectively. Refer to Note 14 -- "Commitments and Contingencies -- Commitments to Medical Practices."

     At December 31, 1997, the minimum lease payments for assets under capital and noncancelable operating leases in future years were as follows (000's omitted):

                                                         Capital     Operating
                                                         -------     ---------

         1998...........................................   $140       $1,290
         1999...........................................     46        1,164
         2000...........................................      4          633
         2001...........................................     --          462
         2002...........................................     --          789
         Thereafter.....................................     --          634
                                                           ----       ------
         Total minimum lease payments...................    190       $4,972
                                                                      ======
         Less-- Amount representing interest............    (12)
                                                           ----
         Present value of minimum lease payments........   $178
                                                           ====


NOTE 9 -- INCOME TAXES

     The deferred tax provision was determined under the asset and liability approach. Deferred tax assets and liabilities were recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The provision for income taxes was the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities. The provision for the years ended December 31, 1997, 1996 and 1995 of $104,000, $141,000 and
$155,000, respectively, was comprised of current state taxes payable.

     The Company's deferred tax assets primarily represented the tax benefit of operating loss carryforwards. However, such deferred tax asset was fully reduced by a valuation allowance due to the uncertainty of its realization.

     At December 31, 1997, the Company had operating loss carryforwards of approximately $18.2 million which expire in 2002 through 2012. For tax purposes, there is an annual limitation of approximately $2.0 million on the utilization of net operating losses resulting from changes in ownership attributable to the Company's May 1993 Preferred Stock Offering and the August 1997 Common Stock Offering and FCI acquisition.

     Significant components of the noncurrent deferred tax assets (liabilities) at December 31, 1997 and 1996 were as follows (000's omitted):
                                                               December 31,
                                                               ------------
                                                            1997         1996
                                                           -----        -----

         Net operating loss carryforwards...........       $6,900      $6,777
         Other......................................          500         438
         Valuation allowance........................       (7,250)     (7,115)
                                                           ------      ------
         Deferred tax assets........................          150         100
         Deferred tax liabilities...................         (150)       (100)
                                                          -------      ------
         Net deferred taxes.........................      $   --       $   --
                                                          =======      ======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The financial statement income tax provision differed from income taxes determined by applying the statutory Federal income tax rate to the financial statement income or loss before income taxes for the year ended December 31, 1997, 1996 and 1995 as a result of the following:

                                                                      For the years ended December 31,
                                                                      --------------------------------
                                                                     1997         1996           1995
                                                                     ----         ----           ----


     Tax expense (benefit) at Federal statutory rate..........     $167,000    $(472,000)     $  79,000
     State income taxes.......................................      104,000      141,000        155,000
     Net operating profit or loss (providing)
       not providing current year tax benefit.................     (167,000)     472,000        (79,000)
                                                                   --------    ---------     ----------
     Provision for income taxes...............................     $104,000     $141,000      $ 155,000
                                                                   ========     ========      =========


NOTE 10 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1997, 1996, and 1995 is as follows (000's omitted, except for per share amounts):

                                            1997                         1996(1)                    1995
                              -----------------------------  -----------------------------  ----------------------------
                              Income     Shares   Per-Share  Income     Shares   Per-Share  Income    Shares  Per-Share
                            (Numerator)(Denominator)Amount (Numerator)(Denominator)Amount (Numerator)(Denominator)Amount
                             ---------  ----------- ------ ----------- ----------- ------  ---------- ----------- ------

Net income (loss)............   $374                        $(1,490)                        $  70
Less: Preferred stock
   dividends accrued.........   (133)                          (132)                         (600)
                                ----                       --------                         -----

Basic EPS
Income (loss) available to
   Common stockholders.......   $241      12,405     $0.02  $(1,622)    7,602     $(0.21)   $(530)    6,087   $(0.09)
                                ====      ======     =====  =======     =====     ======    =====     =====   ======

Effect of Dilutive Securities
Options......................    --          187                --        --                  --        --
Warrants.....................    --           24                --        --                  --        --
                                ----      ------            -------     -----               -----     ----

Diluted EPS (1)
Income (loss) available to
Common stockholders + assumed
   conversions...............   $241      12,616     $0.02  $(1,622)    7,602     $(0.21)   $(530)    6,087   $(0.09)
                                ====      ======     =====  =======     =====     ======    =====     =====   ======

(1) For the year ended December 31, 1996, basic and diluted earnings per share of $(0.21) exclude the effect of the induced conversion of Preferred Stock in 1996. Net loss applicable to Common Stock before consideration for induced conversion of Preferred Stock of $1,622,000 would be increased by $3,292,000, the assumed value of Common Stock issued to induce conversion of Preferred Stock, net of the reversal of $973,000 of accrued Preferred Stock dividends, to arrive at the net loss applicable to Common Stock after consideration for induced conversion of Preferred Stock of $4,914,000. The assumed per share value of the conversion inducement was $(0.47) bringing the basic and diluted loss per share of Common Stock to $(0.68) (after induced conversion of Preferred Stock).

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Options to purchase 1,190,419 shares of Common Stock at prices ranging from $1.87 to $3.75 per share were outstanding as of December 31, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Common shares. The approximate remaining weighted average life of these options is 8.1 years.

     For the year ended December 31, 1997, the 492,791 incremental shares from the assumed conversion of Preferred Stock are excluded in computing the diluted per share amount as they are antidilutive.

     For the years ended December 31, 1996 and 1995, the effect of the assumed conversion of options to purchase 1,066,816 shares of Common Stock at a weighted average exercise price of $1.92 and options to purchase 843,202 shares of Common Stock at a weighted average exercise price of $1.63, respectively, and 250 and 980 of incremental shares from the assumed conversion of Preferred Stock are excluded in computing the diluted per share amount as they are antidilutive.


NOTE 11 -- SHAREHOLDERS' EQUITY:

     In August 1997, the Company consummated an offering of 6,400,000 shares of Common Stock (the "Offering"). The Offering raised gross proceeds of $9.6 million and net proceeds of approximately $8.3 million. Approximately $6.6 million of the net proceeds was used for the asset purchase and right-to-manage agreement with Fertility Centers of Illinois, S.C. The balance of the proceeds of the Offering have been and will continue to be used for working capital and other general corporate purposes, including possible future acquisitions of the assets of, and the right to manage, additional physician practices. In connection with the Offering, five-year warrants to purchase 79,627 shares of Common Stock at $1.81 per share were issued to Vector Securities International, Inc. See Note 17.

     As a result of the issuance of the Common Stock pursuant to the Company's acquisitions in 1997 and 1996 and the Offering, the anti-dilution rights of the Preferred Stock, the conversion rate of the Preferred Stock is subject to increase and each share of Preferred Stock was convertible into Common Stock at a conversion rate equal to 2.975 shares of Common Stock for each share of Preferred Stock as of December 31, 1997.

     On June 6, 1996, the Company made its second conversion offer (the "Second Offer") to the holders of the 773,878 outstanding shares of the Company's Preferred Stock. Under the Second Offer, Preferred Stockholders received four shares of the Company's Common Stock upon conversion of a share of Preferred Stock and respective accrued dividends, subject to the terms and conditions set forth in the Second Offer. The Second Offer was conditioned upon a minimum of 400,000 shares of Preferred Stock being tendered; provided that the Company reserved the right to accept fewer shares. Upon expiration of the Second Offer on July 17, 1996, the Company accepted for conversion 608,234 shares, or 78.6% of the Preferred Stock outstanding, constituting all the shares validly tendered. Following the transaction, there were 9,198,375 shares of IntegraMed
America's Common Stock outstanding and 165,644 shares of Preferred Stock outstanding.

     Under the Second Offer, Preferred Stockholders received four shares of Common Stock for each share of Preferred Stock and respective accrued dividends converted. This Second Offer represented an increase from the original terms of the Preferred Stock which provided for 1.45 shares of Common Stock for each share of Preferred Stock (after adjustment for the failure of the Company to pay eight dividends and after adjustment for the issuance of Common Stock pursuant to its acquisition of WMDC and NMF). Since the Company issued an additional 1,550,997 shares of Common Stock in the conversion offer compared to the shares that would have been issued under the original terms of the Preferred Stock, the Company was required, pursuant to a recently enacted accounting pronouncement, to deduct the fair value of these additional shares of approximately $4,265,000 from earnings available to Common Stockholders. This non-cash charge, partially

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

offset by the reversal of $973,000accrued dividends attributable to the conversion, resulted in the increase in net loss per share by approximately $(.47) for the year ended December 31, 1996. While this charge is intended to show the cost of the inducement to the owners of the Company's Common Stock immediately before the conversion offer, management does not believe that it accurately reflects the impact of the conversion offer on the Company's Common Stockholders. As a result of the conversion, the Company reversed $973,000 in accrued dividends from its balance sheet and the conversion will save the Company from accruing annual dividends of $486,000 and the need to include these dividends in earnings per share calculations. The conversion has also eliminated a $6.1 million liquidation preference related to the shares of Preferred Stock converted.

     Dividends on the Preferred Stock are payable at the rate of $.80 per share per annum, quarterly on the fifteenth day of August, November, February and May of each year commencing August 15, 1993. In May 1995, as a result of the Company's Board of Directors suspending four quarterly dividend payments, holders of the Preferred Stock became entitled to one vote per share of Preferred Stock on all matters submitted to a vote of stockholders, including election of directors; once in effect, such voting rights are not terminated by the payment of all accrued dividends. The Company does not anticipate the payment of any cash dividends on the Preferred Stock in the foreseeable future. As of December 31, 1997, fourteen quarterly dividend payments have been suspended resulting in approximately $464,000 of dividend payments being in arrears.

     In conjunction with the Second Offer, the Company entered into an agreement with two representatives of the underwriters of such offering (the "Representatives") to issue warrants to one or both of the Representatives. Pursuant to this agreement (the "Warrant Agreement"), the Company issued to the Representatives warrants to purchase through May 21, 1998 (a) up to an aggregate 200,000 shares of Preferred Stock at an initial price of $16.00 per share, (b) up to 220,000 shares, subject to certain adjustments, of Common Stock at an initial exercise price of $14.54 per share of Common Stock or (c) any combination of such securities at the respective exercise prices which results in an aggregate exercise price of $3,200,000, all subject to the terms and conditions of the Warrant Agreement. No warrants have been exercised through December 31, 1997.

     As of December 31, 1997, an aggregate of 774,805 warrants were outstanding at a weighted average exercise price of $4.60.


NOTE 12 -- STOCK OPTIONS:

     Under the 1988 Stock Option Plan (as amended), (the "1988 Plan") and the 1992 Stock Option Plan (the "1992 Plan"), 161,627 and 1,300,000 shares, respectively, are reserved for issuance of incentive and non-incentive stock options. Under both the 1988 and 1992 Plans, incentive stock options, as defined in Section 422 of the Internal Revenue Code, may be granted only to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors (or a committee (the "Committee") appointed by the Board) determines will contribute to the Company's success at exercise prices equal to at least 100%, or 110% for a ten percent shareholder, of the fair market value of the Common Stock on the date of grant with respect to incentive stock options and at exercise prices determined by the Board of Directors or the Committee with respect to non-incentive stock options. The 1988 Plan provides for the payment of a cash bonus to eligible employees in an amount equal to that required to exercise incentive stock options granted. Stock options issued under the 1988 Plan are exercisable, subject to such conditions and restrictions as determined by the Board of Directors or the Committee, during a ten-year period, or a five-year period for incentive stock options granted to a ten percent shareholder, following the date of grant; however, the maturity of any incentive stock option may be accelerated at the discretion of the Board of Directors or the Committee. Under the 1992 Plan, the Board of Directors or the Committee determines the exercise dates of options granted; however, in no event may incentive stock options be exercised prior to one year from date of grant. Under both the 1988 and 1992 Plans, the Board of Directors or the Committee selects the optionees, determines the number of shares of Common Stock subject to each option and otherwise administers the Plans. Under the 1988 Plan, options expire one month from the date of the holder's

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

termination of employment with the Company or six months in the event of disability or death. Under the 1992 Plan, options expire three months from the date of the holder's termination of employment with the Company or twelve months in the event of disability or death.

     Under the 1994 Outside Director Stock Purchase Plan ("Outside Director Plan"), 125,000 shares of Common Stock are reserved for issuance. Under the Outside Director Plan, directors who are not full-time employees of the Company may elect to receive all or a part of their annual retainer fees, the fees payable for attending meetings of the Board of Directors and the fees payable for serving on Committees of the Board, in the form of shares of Common Stock rather than cash, provided that any such election be made at least six months prior to the date that the fees are to be paid. At December 31, 1997 and 1996, there were no options outstanding under the Outside Director Plan.

     Stock option activity, under the 1988 and 1992 Plans combined, is summarized as follows:

                                                   Number of
                                                   shares of
                                                 Common Stock
                                                  underlying    Weighted Average
                                                    options      exercise price
                                                  -----------   ----------------

     Options outstanding at December 31, 1994...    732,627          $1.44
     Granted
          Option Price = Fair Market Value......    130,250          $2.62
     Canceled...................................    (19,675)         $2.06
                                                  ---------
     Options outstanding at December 31, 1995...    843,202          $1.63
     Granted
          Option Price = Fair Market Value......    119,500          $3.42
          Option Price > Fair Market Value......    225,000          $2.37
     Exercised..................................    (44,045)         $1.31
     Canceled...................................    (76,841)         $2.37
                                                  ---------
     Options outstanding at December 31, 1996...  1,066,816          $1.92
     Granted
          Option Price = Fair Market Value......    362,484          $2.08
     Exercised..................................     18,750          $1.20
     Canceled...................................    215,135          $2.38
                                                  ---------
     Options outstanding at December 31, 1997...  1,195,415          $1.90
                                                  =========
     Options exercisable at:
          December 31, 1995.....................    270,035          $1.47
          December 31, 1996.....................    406,968          $1.54
          December 31, 1997.....................    583,897          $1.66

     Included in options that were canceled during 1997, 1996 and 1995 were forfeitures (representing canceled unvested options only) of 155,580, 56,710 and 16,034, with weighted average exercise prices of $1.99, $2.30 and $2.10, respectively.

     The average remaining life of the 1,195,415 options outstanding at December 31, 1997, under the 1988 and 1992 Plan combined, was 7.8 years at exercise prices ranging from $0.63 to $3.75.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Pro forma information:

     FAS 123 requires pro forma disclosures of net income and earnings per share amounts as if compensation expense, using the fair value method, was recognized for options granted after 1994. Using this approach, pro forma net income would be $771,000 lower and diluted earnings per share would be $0.05 lower for the year ended December 31, 1997. Pro forma net loss and earnings per share for the year ended December 31, 1996 would be $313,000 and $0.04 higher, respectively, versus reported amounts. Pro forma net income would be $38,000 lower and loss per share would be $0.01 higher for the year ended December 31, 1995. The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $1.58, $2.91 ( $1.99 for options granted at prices higher than fair value) and $2.28, respectively. These values, which were used as a basis for the pro forma disclosures, were estimated using the Black-Scholes Options-Pricing Model with the following assumptions used for grants in the years ended December 31, 1997, 1996 and 1995, respectively; dividend yield of 0% in each year; volatility of 86.28%, 108.72%, and 115.18% in 1997, 1996 and 1995,
respectively; risk-free interest rate of 6.3%, 6.7% and 6.3% in 1997, 1996 and 1995, respectively; and an expected term of 6 years for each year.

     These pro forma disclosures may not be representative of the effects for future years since options vest over several years and options granted prior to 1995 are not considered in these disclosures. Also, additional awards generally are made each year.

     The Company recognizes compensation cost for stock-based employee compensation plans over the vesting period based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. Deferred employee compensation cost at December 31, 1997 and 1996 was $367,000 and $357,000, respectively. Total compensation cost recognized in income for the years ended December 31, 1997 and 1996 was $20,000 and $43,000, respectively.


NOTE 13 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for 1997 and 1996 (in thousands, except per share data) appear below:

                                                Network Sites'                Net         Net income (loss)
                           Revenues, net        contribution             income (loss)      per share (1)
                           -------------        ------------             -------------      -------------

                         1997       1996       1997       1996         1997      1996        1997    1996
                         ----       ----       ----       ----         ----      ----        ----    ----


First quarter.......  $  5,088    $ 4,175     $1,077    $   818       $(45)    $   (74)    $(.01)   $(0.04)
Second quarter......     5,466      4,822      1,307      1,116         94          85       .01     (0.01)
Third quarter.......     5,822      5,016      1,326        577        108        (693)      .01     (0.08)
Fourth quarter......     7,793      4,330      1,677        754        217        (808)      .01     (0.09)
                       -------    -------     ------    -------       ----     -------
Total year..........   $24,169    $18,343     $5,387    $ 3,265       $374     $(1,490)    $0.02    $(0.21)
                       =======    =======     ======    =======       ====     =======

(1) Refer to Note 11 -- Shareholders' Equity -- regarding the impact of the Company's Second Offer on net loss per share in 1996.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- COMMITMENTS AND CONTINGENCIES:

   Clinical Services Development

     The Company has commitments to fund clinical services development pursuant to various collaboration agreements. Effective July 1, 1995, the Company entered into a new three-year agreement with Monash University which provides for Monash to conduct research in ART and human fertility to be funded by a minimum annual payment of 220,000 in Australian dollars, the results to be jointly owned by the Company and Monash. If certain milestones are met as specified in the Agreement, the Company's annual payment may be a maximum of 300,000 Australian dollars in year two and 380,000 Australian dollars in year three. Minimum payments of 55,000 Australian dollars and payments for the attainment of certain research milestones will be made quarterly throughout the term of the Agreement, July 1, 1995 through June 30, 1998. The Company expensed approximately $144,000 and $189,000 under this agreement for the years ended December 31, 1997 and 1996.

     Under its contract for a joint development program for genetic testing with Genzyme Genetics ("Genzyme"), the Company funded approximately $0 and $56,000 in the years ended December 31, 1997 and 1996, respectively. The Company and Genzyme mutually agreed to terminate this contract in December 1996; the Company retained the right to use the technology developed under the contract through this date.

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

   Employment Agreements

     The Company has entered into employment and change in control severance agreements with certain of its management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation. The Company's minimum aggregate commitment under these agreements at December 31, 1997 was approximately $1.8 million.

   Commitments to Medical Practices

     Pursuant to most new management contracts entered into by the Company in 1995, the Company is obligated to perform the following: (i) advance funds to the Network Site to guarantee a minimum physician salary and/or to provide new services, utilize new technologies, fund projects, etc.; and (ii) on or before the fifteenth business day of each month purchase the net accounts receivable of the Network site arising during the previous month and to transfer or pay to the Network Site such amount of funds equal to the net accounts receivable less any amounts owed to the Company for management fees and/or advances. Any advances are to be repaid monthly and interest expense, computed at the prime rate used by the Company's primary bank in effect at the time of the advance, will be charged by the Company for funds advanced. Under two management agreements, the Company has guaranteed certain physicians of the Medical Practices an annual

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount of compensation (i.e., medical practice distributions) during the first twelve months of the agreement. Minimum annual physician salary guaranteed at December 31, 1997 was $265,000.

     Under certain management agreements which expire through 2001, the Company pays the affiliated Medical Practice a fee for the use of space and other facility services. Such fee is a fixed amount and/or a fee based upon the number of "procedures" or "cycles", as defined in the respective agreement, performed at the Network Site. The aggregate amount expensed pursuant to such agreements was $558,000, $856,000 and $1,136,000, for the years ended December 31, 1997,
1996 and 1995.

   Litigation

     In November 1994, the Company was served with a complaint in a matter captioned Karlin v. IVF America, et. al., pending in the Supreme Court of the State of New York, County of Westchester. The suit also named, as co-defendants, Vicki L. Baldwin, a Director of the Company, United Hospital and Dr. John Stangel. The action purported to be a class-action, initiated by plaintiffs on behalf of themselves and a class of persons similarly situated. The Complaint alleged that the defendants, individually and collectively, had, in the communication of clinical outcome statistics, inaccurately stated success rates or failed to communicate medical risks attendant to ART procedures. These allegations gave rise to the central issue of the case, that of informed consent. The plaintiffs' application for class certification was denied by the Court. The Court ruled that the potential class of patients treated at the Westchester Network Site did not meet the criteria for class action status as required by New York law. The plaintiffs appealed this decision. In June 1997, the Appellate Division of the Supreme Court of the State of New York, Second Department affirmed the lower court decision. As a result of prior court proceedings and the June 1997 decision, the plaintiffs are left with lack of informed consent as the sole claim against defendants for which defendants have moved for summary judgment based on the untimeliness of this claim.

     There are a few other legal proceedings to which the Company is a party. In the Company's view, the claims asserted and the outcome of these proceedings will not have a material adverse effect on the financial position or the results of operations of the Company.

   Insurance

     The Company and its affiliated Medical Practices are insured with respect to medical malpractice risks on a claims made basis. Management is not aware of any claims against it or its affiliated Medical Practices which might have a material impact on the Company's financial position or results of operations.


NOTE 15 -- RELATED PARTY TRANSACTIONS:

     SDL Consultants, a company owned by Sarason D. Liebler, who became a director of the Company in August, 1994, rendered consulting services to the Company during 1997, 1996 and 1995 for aggregate fees of approximately $93,000, $17,000 and $22,000, respectively.

     Pursuant to the Company's management agreement with FCI, Aaron Lifchez, M.D., an employed shareholder physician of FCI, became a member of the Company's Board of Directors in August 1997.

     Under its contract for a joint development program for genetic testing with Genzyme, the Company funded approximately $0, $56,000 and $134,000 in the years ended December 31, 1997, 1996 and 1995, respectively. The Company and Genzyme mutually agreed to terminate this contract in December 1996; the Company retained the right to use the technology developed under the contract through such date.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the Company's acquisition of WMDC in June 1996 (see Note
7), Morris Notelovitz, M.D., Ph.D. (the "Physician") became a member of the Company's Board of Directors, and under two long term employment agreements (the "Employment Agreements"), one being with the Company and the other with AWMC, the Physician agreed to serve as Vice President for Medical Affairs and Medical Director of the AWM Division and agreed to provide medical services under the AWM Division, as defined, respectively. Effective January 1, 1997, Dr. Notelovitz resigned from his position as a director of the Company and terminated the Employment Agreements (medical services under the Employment Agreement with AWMC were terminated effective March 31, 1997) (see Note 8).


NOTE 16 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
TRANSACTIONS:

     In 1997, in connection with the Company's acquisition of certain assets of and the right to manage Bay Area Fertility, RSMC and FCI, the Company issued an aggregate of 1,488,251 shares of Common Stock.

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

     In May 1996, in connection the Company's acquisition of certain assets of and the right to manage W.F. Howard, M.D., P.A. located near Dallas, Texas, the Company incurred a $550,000 obligation (see Note 7).

     In 1996, in connection with the Company's acquisition of certain assets of and the right to manage the Philadelphia Network Site, the Company incurred a $1,000,000 obligation (see Note 7).

     At December 31, 1997 and 1996 there were accrued dividends on Preferred Stock outstanding of $464,000 and $331,000, respectively, (see Note 11).

     Pursuant to the Second Offer (see Note 11), 608,234 shares of Preferred Stock were converted into 2,432,936 shares of Common Stock during the year ended December 31, 1996.

     Controlled cash of Medical Practices decreased $191,000, $105,000 and $193,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

     State taxes, which primarily reflect Massachusetts income taxes and Connecticut capital taxes, of $93,000, $119,000 and $155,000 were paid in the years ended December 31, 1997, 1996 and 1995, respectively.

     Interest paid in cash during the year ended December 31, 1997, 1996 and 1995, amounted to $60,000, $35,000 and $20,000, respectively. Interest received during the years ended December 31, 1997, 1996 and 1995 amounted to $179,000, $412,000 and $648,000, respectively.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 -- SUBSEQUENT EVENTS -- (Unaudited):

     In January 1998, the Company completed its second in-market merger with the addition of two physicians to the FCI practice. The Company acquired certain assets of Advocate Medical Group, S.C. ("AMG") and Advocate MSO, Inc. and acquired the right to manage AMG's infertility practice conducted under the name Center for Reproductive Medicine ("CFRM"). Simultaneous with closing on this transaction, the Company amended its management agreement with FCI to include two of the three physicians practicing under the name CFRM. The aggregate purchase price was approximately $1.5 million, consisting of approximately $1.2 million in cash and 184,314 shares of Common Stock. The majority of the purchase price was allocated to exclusive management rights.

     On March 10, 1998, the Company received notice from RSMC claiming that the Company has materially breached its management agreement with RSMC and demanding that the alleged breaches be remedied. Contrary to RSMC's assertions, the Company believes both that it has materially performed its obligations under the management agreement with RSMC and that RSMC has materially breached its obligations to the Company under the management agreement, as well as other agreements with the Company. While the Company continues to perform, it is endeavoring to submit the dispute to binding arbitration, which is the governing dispute-resolution process required under the management agreement, and may be compelled to seek rescission of all agreements with RSMC. The Company can offer no assurance that resolution of this matter will not result in the termination of the management agreement or otherwise adversely impact the Company.

   During the first quarter of 1998, the Company closed on an equity private placement of $5.5 million with Morgan Stanley Venture Partners III, L.P., the venture capital affiliate of Morgan Stanley, Dean Witter, Discover & Co. providing for the purchase of 3,235,294 shares of the Company's Common Stock at a price of $1.70 per share and 240,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price. The Company used or will use approximately half of these funds to acquire the majority of the capital stock of Shady Grove Fertility Centers, Inc. ("Shady Grove"), currently a Maryland business corporation which provides management services, and formerly a Maryland professional corporation engaged in providing infertility services. Prior to the closing of the transaction, Shady Grove had entered into a twenty-year management agreement with Levy, Sagoskin and Stillman, M.D., P.C. (the " Shady Grove P.C."), an infertility physician group practice comprised of six physicians and four locations surrounding the greater Washington, D.C. area. The Company will acquire the balance of the Shady Grove capital stock on or about November 1, 1998. The aggregate purchase price for all of the Shady Grove capital stock was approximately $5.7 million, consisting of approximately $2.8 million in cash, $1.4 million in Common Stock, and $1.5 million in promissory notes The promissory notes are payable in two aggregate annual installments of $750,000, due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%. The purchase price was allocated to the various assets and liabilities assumed and the balance was allocated to exclusive management rights. On March 12, 1998, the Closing Date, the following consideration was paid: (i) approximately $1.8 million in cash, (ii) approximately $1.2 million in stock or 639,551 shares of Common Stock, and (iii) approximately $1.1 million in promissory notes. The Company will pay the balance of the aggregate purchase price on or about November 1, 1998 (the "Second Closing Date"), when the balance of the Shady Grove capital stock is transferred to the Company. The number of shares of Company Common Stock to be issued on the Second Closing Date, which will have a fair market value of approximately $200,000, will be determined based upon the average closing price of the Company's Common Stock for the ten-day trading period prior to the third business day before the Second Closing Date, provided, however, that in no event will the price per share exceed $2.00 or be less than $1.70 for purposes of this calculation.

     In connection with the Company's January 1998 equity private placement with Morgan Stanley Venture Partners, M. Fazle Husain, General Partner, became a member of the Company's Board of Directors.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pursuant to the Company's management agreement with Shady Grove, Michael J. Levy, M.D., an employed shareholder physician of the P.C., became a member of the Company's Board of Directors effective March 12, 1998.

     In March 1998, pursuant to Amendment No. 5 to the FCI management agreement, the Company issued an aggregate of 60,000 warrants at an exercise price of $1.80 to the three shareholder physicians of FCI in exchange for an extension of the term of the Company's management agreement from twenty to twenty-five years.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
Fertility Centers of Illinois, S.C.

   In our opinion, the accompanying combined balance sheet and related combined statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Fertility Centers of Illinois, S.C. and its affiliated companies (the "Company") at August 19, 1997 and December 31, 1996, and the results of their operations and their cash flows for the period January 1, 1997 through August 19, 1997 and the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Note 3 to the combined financial statements, the Company entered into agreements on August 19, 1997 to sell certain assets and give IntegraMed America, Inc. the right to manage the Company over a twenty-year period.


/s/Price Waterhouse LLP
-----------------------
Price Waterhouse LLP

Stamford, Connecticut
February 16, 1998

                                      FERTILITY CENTERS OF ILLINOIS, S.C.
                                            COMBINED BALANCE SHEET

                                                                        August 19,     December 31,
                                                                        ----------     ------------
                                                                            1997           1996
                                                                        ----------      -----------
                                                    ASSETS
Current assets:
   Cash and cash equivalents........................................... $  885,296    $   427,707
   Patient accounts receivable, less allowance for doubtful accounts
     of $378,124 and $165,352 in 1997 and 1996, respectively...........  1,819,394      1,583,230
   Receivable from IVF Illinois........................................     53,600        106,312
   Note receivable from related party..................................    100,000        100,000
   Other current assets................................................     82,213         64,385
                                                                        ----------     ----------
         Total current assets..........................................  2,940,503      2,281,634
                                                                        ----------     ----------
   Fixed assets, net...................................................    620,601        598,462
   Investment in IVF Illinois..........................................     75,000         75,000
   Other assets........................................................    216,274         57,784
                                                                        ----------     ----------
         Total assets.................................................. $3,852,378     $3,012,880
                                                                        ==========     ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities............................  $ 400,359       $207,700
   Equipment payable...................................................      --            76,259
   Taxes payable.......................................................    588,879        215,039
   Employee loans......................................................     41,865         33,520
   Accrued pension and profit sharing..................................     64,066         90,241
   Current portion of long-term debt...................................     27,494        162,060
   Patient deposits....................................................    392,335        504,381
   Other liabilities...................................................      41,148         5,602
                                                                        ----------     ----------
     Total current liabilities.........................................  1,556,146      1,294,802
                                                                        ----------     ----------

   Long-term debt......................................................    119,547        159,568
   Commitments and contingencies.......................................        --             --
   Stockholders' equity:
   Common stock (4,050 shares issued and outstanding at
     August 19, 1997 and December 31, 1996, respectively)..............      4,500          4,500
   Capital in excess of par............................................     29,000         29,000
   Accumulated earnings................................................  2,143,185      1,525,010
                                                                        ----------     ----------
         Total stockholders' equity....................................  2,176,685      1,558,510
                                                                        ----------     ----------
         Total liabilities and stockholders' equity.................... $3,852,378     $3,012,880
                                                                        ==========     ==========

          See accompanying notes to the combined financial statements.

                                      FERTILITY CENTERS OF ILLINOIS, S.C.
                                       COMBINED STATEMENT OF OPERATIONS

                                                     For the period
                                                     January 1, 1997       For the           For the
                                                         through          year ended        year ended
                                                        August 19,        December 31,     December 31,
                                                       -----------       -----------      -----------
                                                           1997               1996            1995
                                                       -----------       -----------      -----------

Revenues, net..................................        $ 6,112,707       $ 8,338,791      $ 7,044,850
Costs of services rendered.....................          3,919,614         6,735,923        5,601,743
                                                       -----------       -----------      -----------
Contribution...................................          2,193,093         1,602,868        1,443,107
General and administrative expenses............            953,840         1,122,407        1,073,302
Interest income................................               (151)          (11,679)          (4,486)
Interest expense...............................             11,442            33,168           24,296
                                                       -----------       -----------      -----------
Total other expenses...........................            965,131         1,143,896        1,093,112
                                                       -----------       -----------      -----------
Income before income taxes.....................          1,227,962           458,972          349,995
Provision for taxes............................            429,787           145,102           92,823
                                                       -----------       -----------      -----------
Net income.....................................        $   798,175       $   313,870      $   257,172
                                                       ===========       ===========      ===========


















          See accompanying notes to the combined financial statements.

                                      FERTILITY CENTERS OF ILLINOIS, S.C.
                                  COMBINED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                    Capital                   Total
                                               Common Stock        in Excess Accumulated  Stockholders'
                                              Shares    Amount      of Par     Earnings       Equity
                                              ------    ------      ------     --------       ------

Balance as of January 1, 1995.............    4,050     $4,500      $29,000   $1,187,468   $1,220,968
Net income................................     --         --           --        257,172      257,172
Distributions to stockholders.............     --         --           --       (130,000)    (130,000)
                                              -----     ------      -------   ----------   ----------
Balance as of December 31, 1995...........    4,050      4,500       29,000    1,314,640    1,348,140
Net income................................     --         --           --        313,870      313,870
Distributions to stockholders.............     --         --           --       (103,500)    (103,500)
                                              -----     ------      -------   ----------   ----------
Balance as of December 31, 1996...........    4,050      4,500       29,000    1,525,010    1,558,510
Net income................................     --         --           --        798,175      798,175
Distributions to stockholders.............     --         --           --       (180,000)    (180,000)
                                              -----     ------      -------   ----------   ----------
Balance as of August 19, 1997.............    4,050     $4,500      $29,000   $2,143,185   $2,176,685
                                              =====     ======      =======   ==========   ==========
















          See accompanying notes to the combined financial statements.

                                      FERTILITY CENTERS OF ILLINOIS, S.C.
                                       COMBINED STATEMENT OF CASH FLOWS


                                                                  For the period
                                                                  January 1, 1997 For the       For the
                                                                      through    year ended   year ended
                                                                    August 19,  December 31,  December 31,
                                                                    ----------  ------------  ------------
                                                                        1997         1996         1995
                                                                    ----------  ------------  ------------
Cash flows from operating activities:
   Net income....................................................    $ 798,175      $313,870    $257,172
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...............................       91,555       137,146     112,517
     Loss on sale of fixed assets................................         --          42,268      27,956
     Bad debt reserve............................................      212,772        83,451      41,081
   Changes in assets and liabilities:
     (Increase) decrease in assets:
       Patient accounts receivable...............................     (448,936)     (645,094)   (345,827)
       Other assets..............................................       34,884       (11,580)    (50,346)
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities..................      116,400         3,200      76,655
       Taxes payable.............................................      373,840       126,754      85,783
       Employee loans............................................        7,628       (33,248)      2,905
       Accrued pension and profit sharing........................      (26,175)     (264,159)    354,400
       Patient deposits..........................................     (112,086)      464,923      31,958
       Other accrued liabilities.................................       36,236        81,861     (10,000)
                                                                     ---------      --------   ---------
Net cash provided by operating activities........................    1,084,293       299,392     584,254
                                                                     ---------      --------   ---------
Cash flows used in investing activities:
   Purchase of fixed assets and leasehold
     improvements................................................     (272,117)     (169,850)   (238,270)
                                                                     ----------    ---------   ---------
Cash flows (used in) provided by financing activities:
   Net (decrease) increase in debt...............................     (174,587)       74,693     (41,379)
   Note receivable...............................................         --        (100,000)       --
   Distributions to stockholders.................................     (180,000)     (103,500)   (130,000)
                                                                     ----------    ---------   ---------
Net cash used in financing activities............................     (354,587)     (128,807)   (171,379)
Net increase in cash.............................................      457,589           735     174,605
Cash at beginning of period......................................       427,707      426,972     252,367
                                                                     ----------    ---------   ---------
Cash at end of period............................................    $ 885,296      $427,707    $426,972
                                                                     =========      ========    ========
Supplemental information:
   Taxes paid in cash............................................    $  23,196      $ 20,990    $  8,765
                                                                     =========      ========    ========
   Interest paid in cash.........................................    $  11,442      $ 33,168    $ 24,296
                                                                     =========      ========    ========

          See accompanying notes to the combined financial statements.

                       FERTILITY CENTERS OF ILLINOIS, S.C.
                     NOTES TO COMBINED FINANCIAL STATEMENTS


NOTE 1 -- THE COMPANY:

     Fertility Centers of Illinois, S.C. and its affiliated companies (the "Company") is a seven physician group practice with several locations in the Chicago area. Four of the physicians own 100% of the common stock of the Company. The Company specializes in providing infertility and related ultrasound services in the Chicago area. The Company owns a 42.9% interest in IVF Illinois, Incorporated ("IVF Illinois") which provides in-vitro services.
(See Note 9)


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of combination --

     The accompanying combined financial statements of the Company comprise the accounts of Fertility Centers of Illinois, S.C. and the following entities, each of which is owned by one of the physician shareholders of Fertility Centers of Illinois, S.C. (the "affiliated companies"): F.R.E.A. Ultrasound Services, Ltd.; Fertility and Reproductive Medicine Associates, S.C.; Fertility and Reproductive Endocrinology Associates, S.C.; and Jacob Moise, M.D.S.C. The combination of these entities has been reflected at historical cost. All significant intercompany transactions have been eliminated. The Company accounts for its 42.9% interest in IVF Illinois under the equity method of accounting.

   Revenues and cost recognition: --

     Revenues consist of services rendered for patients and are recognized upon performance of such services. Revenues are recorded on a net realizable basis after deducting contractual allowances and consist of patient fees for infertility and related services performed by the Company. Related direct costs are recognized in the period in which the clinical and/or laboratory services are rendered. Net realization is dependent upon benefits provided by the patient's insurance policy or agreements between the Company and third-party payors. Payments collected from patients in advance for services are included in patient deposits.

   Cash and cash equivalents --

     The  Company   considers  all  highly  liquid   instruments  with  original
maturities of three months or less to be cash equivalents.

   Patient accounts receivable and deposits --

     Patient accounts receivable represent receivables from patients for medical services provided by the Company. Such amounts are recorded net of contractual allowances and estimated bad debts. Contractual allowances were $941,794 and $709,240 at August 19, 1997 and December 31, 1996, respectively. Patient deposits represent patient deposits for medical services to be provided by the Company.

   Fixed assets --

      Fixed assets are valued at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally five to ten years. Leasehold improvements are amortized over the shorter of the asset life or the

                       FERTILITY CENTERS OF ILLINOIS, S.C.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

remaining term of the lease. The Company periodically reviews the fair value of long-lived assets, the results of which have had no material effect on the Company's financial position or results of operations.

     When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts. The difference between the net book value of the assets and proceeds from disposition is recognized as a gain or loss. Routine maintenance and repairs are charged to expenses as incurred, while costs of betterments and renewals are capitalized.

   Income taxes --

     The Company accounts for income taxes utilizing the asset and liability approach. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

   Financial instruments --

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and long-term debt, as reported in the accompanying combined balance sheet, approximates fair value.

   Major payors --

     The majority of the Company's receivables and revenues at and during the period January 1, 1997 through August 19, 1997 and the year ended December 31, 1996 were from insurance companies.

   Common stock --

     The Company has 4,050 shares of common stock outstanding at August 19, 1997 and December 31, 1996, of which 3,000 shares each have a par value of $1; 1,000 shares have a stated value of $1,000; and 50 shares each have a par value of $10.

   Use of estimates in the preparation of the combined financial statements --

     The preparation of these combined financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 -- MANAGEMENT AGREEMENT WITH INTEGRAMED AMERICA, INC.

   On August 19, 1997, the Company sold certain fixed assets and the right to manage the Company to IntegraMed America, Inc. ("INMD"). The management agreement provides INMD the rights to manage the Company through 2017. Pursuant to the management agreement, the medical providers employed by the Company provide all medical services and INMD provides all management and administrative services to the Company's medical practice. In addition, INMD purchases all accounts receivable generated subsequent to August 19, 1997 on a monthly basis.

                       FERTILITY CENTERS OF ILLINOIS, S.C.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

     Simultaneous with the closing of the sale to INMD, INMD, on behalf of the Company, completed an in-market merger with the addition of Edward L. Marut, MD, to the Company's practice.

     The following unaudited supplemental information presents the operations of the Company for the period January 1, 1997 through December 31, 1997. The period from August 20, 1997 through December 31, 1997 represents the operating results of the Company under its management agreement with IntegraMed America, Inc.
(in 000's):


                                                        For the period   For the period
                                                        January 1, 1997  August 20, 1997      For the
                                                            through          through        year ended
                                                          August 19,      December 31,     December 31,
                                                        --------------    ------------     ------------
                                                             1997             1997             1997
                                                        --------------    ------------     ------------

Revenues.............................................       $6,113           $4,547          $10,660
Cost of services.....................................        3,920            2,045            5,965
Management fee to IntegraMed America.................         --              2,582            2,582
                                                          --------          -------        ---------
Contribution.........................................        2,193              (80)           2,113
General and administrative expenses..................          954             --                954
Interest expense, net................................            11            --                 11
                                                          ---------        --------      -----------
Total other expenses.................................          965             --                965
                                                          --------         --------       ----------
Income (loss) before income taxes....................        1,228              (80)           1,148
Provision for taxes..................................          430             --                430
                                                          --------         --------       ----------
Net income (loss)....................................      $   798         $    (80)       $     718
                                                           =======         ========        =========

     Physician compensation expense was approximately $1.6 million and $2.0 million for the period January 1, 1997 to August 19, 1997 and for the period August 20, 1997 to December 31, 1997, respectively.

NOTE 4 -- FIXED ASSETS, NET:

     Fixed assets, net at August 19, 1997 and December 31, 1996 consisted of the following:

                                                August 19,    December 31,
                                                ----------    ------------
                                                   1997           1996
                                                ----------    ------------

Furniture, office and other equipment............  $500,360     $  575,820
Medical equipment................................   287,131        510,412
Leasehold improvements...........................   119,875        144,316
                                                  ---------     ----------
   Total.........................................   907,366      1,230,548
Less-- accumulated depreciation and
   amortization..................................  (286,765)      (632,086)
                                                   --------     ----------
                                                   $620,601     $  598,462
                                                   ========     ==========

      Depreciation and amortization expense totaled $91,555, $137,146, and $112,517 for the period from January 1, 1997 through August 19, 1997 and the years ended December 31, 1996 and 1995, respectively.

                       FERTILITY CENTERS OF ILLINOIS, S.C.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 5 -- DEBT:

     Debt at August 19, 1997 and December 31, 1996 consisted of the following:

                                                  August 19,    December 31,
                                                  ----------    ------------
                                                     1997           1996
                                                  ----------    ------------

       Business term loan........................   $147,041      $ 321,628
       Less-- current portion....................    (27,494)      (162,060)
                                                    --------      ---------
       Long-term debt............................   $119,547      $ 159,568
                                                    ========      =========

      The Company amended an existing term loan and outstanding line of credit into a new business term loan ($427,814) in June 1996 with principal and interest payments of $13,505 due monthly. The bank maintains a first security interest in the Company's assets. Interest is fixed at 8.5%. The Company also maintains a $160,000 line of credit, $0 of which was outstanding at August 19, 1997. The line of credit expired in March 1997 and was extended through March 1998.

NOTE 6 -- OPERATING LEASES:

     The  Company  leases  certain  office  space  and  equipment   under  lease
agreements extending one to five years. All lease obligations were transferred to INMD on August 19, 1997 as part of the management agreement.

     Rent expense under operating leases was $314,076, $463,428 and $227,712 for the period January 1, 1997 through August 19, 1997 and the years ended December 31, 1996 and 1995, respectively.

NOTE 7 -- INCOME TAXES:

     The Company's tax provision primarily represents current federal and state income taxes. The Company had no significant deferred tax assets or liabilities at August 19, 1997 or December 31, 1996.

     Certain of the affiliated companies have elected, under the Internal Revenue Code, S corporation status. As a result, no provision for federal income taxes has been included for these companies.

     The income tax provision differed from income taxes determined by applying the statutory federal income tax rate to the income from the period from January 1, 1997 through August 19, 1997 and the years ended December 31, 1996 and 1995, respectively, as a result of the following:

                                                     1997    1996      1995
                                                     ----    ----      ----

   Tax expense at federal statutory rate..........     35%     35%      35%
   State income taxes, net of federal benefit.....      5%      5%       5%
   Rate differential for S corporation status.....     (5%)    (8%)    (13%)
                                                       ---     ---     ----
   Provision for income taxes.....................     35%     32%      27%
                                                       ===     ===     ====

                       FERTILITY CENTERS OF ILLINOIS, S.C.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 8 -- COMMITMENTS AND CONTINGENCIES:

     The Company is subject to certain federal and state laws and regulations, many of which have not been the subject of judicial or regulatory interpretation. Management believes the Company's operations are in substantial compliance with applicable laws and regulations. Although an adverse review or determination by any such authority could be significant to the Company, management believes the effects of any such review or determination would not be material to the Company's financial condition, cash flows, or results of operations.

NOTE 9 -- RELATED PARTY TRANSACTIONS:

     The Company owns a 42.9% interest in IVF Illinois. The physicians of the Company perform certain procedures for IVF Illinois for which the Company receives a fee. Fees earned for period from January 1, 1997 through August 19, 1997 and the years ended December 31, 1996 and 1995 were $897,103, $1,213,536 and $906,193, respectively, have been reflected in "Revenues, net" in the statement of operations. Accounts receivable from IVF Illinois was $53,600 and $106,312 at August 19, 1997 and December 31, 1996, respectively. The Company's interest in earnings of IVF Illinois was insignificant for the period January 1, 1997 through August 19, 1997 and the year ended December 31, 1996 and 1995, respectively.

     The $100,000 note receivable at August 19, 1997 and December 31, 1996 represents a note receivable from one physician which is due on demand with interest payable of 6%.

NOTE 10 -- EMPLOYEE BENEFIT PLANS:

     The Company has a defined benefit pension plan (the "plan") covering certain of the Company's physicians and certain employees as specified under the plan's eligibility requirements. The plan is funded through a trust agreement and has met the minimum funding requirements for 1997 and 1996, based on the funding requirements of U.S. federal governmental laws and regulations.

     Net periodic pension costs for the period from January 1, 1997 through August 19, 1997 and for the year ended December 31, 1996 and 1995 included the following components:

                                                           August 19,         December 31,
                                                            --------     ----------------------
                                                              1997         1996           1995
                                                            --------     --------      --------

  Service costs - benefits earned during period........     $271,350     $278,176      $264,704
  Interest cost on projected benefit obligation........       21,628       15,882          --
  Actual return on assets..............................      (52,438)     (16,531)         --
  Net amortization and deferral........................          352        1,984          --
                                                            --------     --------      --------
  Net periodic pension costs...........................     $240,892     $279,511      $264,704
                                                            ========     ========      ========

                                      FERTILITY CENTERS OF ILLINOIS, S.C.
                                    NOTES TO COMBINED FINANCIAL STATEMENTS


      The following table sets forth the plan's funded status at August 19, 1997 and December 31, 1996:

                                                   August 19,   December 31,
                                                   ---------    -----------
                                                     1997          1996
                                                   --------      --------

  Actuarial present value of:
     Vested benefit obligations..................   $636,567     $405,357
                                                    ========     ========
     Accumulated benefit obligations.............    887,396      563,045
                                                    ========     ========
     Projected benefit obligations...............    887,396      563,045
                                                    ========     ========
  Plan assets at fair value......................    835,704      534,360
  Unrecognized net loss..........................        --         6,874
                                                    --------     --------
  Projected benefit obligation in excess of
     plan assets.................................   $ 51,692     $ 21,811
                                                    ========     ========

      The assumptions used in the determination of net periodic pension cost and the plan's funded status for the period January 1, 1997 through August 19, 1997 and the year ended December 31, 1996 were as follows:

                                                          1997           1996
                                                        -------         -------

 Rate of increase in future compensation levels......        0%             0%
 Discount rate.......................................      6.0%           7.5%
 Expected long-term rate of return on plan assets....      6.0%           6.0%

The Company also maintains a profit sharing plan for certain physicians and employees of the Company. Contributions to the plan amounted to $36,775, $47,346 and $39,696 for the period from January 1, 1997 through August 19, 1997 and for the years ended December 31, 1996 and 1995, respectively.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholder of MPD Medical Associates (MA), P.C.

In our opinion, the accompanying balance sheet and related statement of operations present fairly, in all material respects, the financial position of MPD Medical Associates (MA), P.C. (the "P.C.") at December 31, 1997 and 1996, and the results of its operations for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the P.C.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As described in Note 5, a statement of cash flows has been excluded from the presentation of financial data related to the P.C., as under the terms of a management agreement, IntegraMed America, Inc. controls all cash inflows and outflows related to the P.C.'s operations.



/s/Price Waterhouse LLP
------------------------
Price Waterhouse LLP

Stamford, Connecticut
February 16, 1998

                        MPD MEDICAL ASSOCIATES (MA), P.C.
                                  BALANCE SHEET
           (all dollar amounts in thousands, except per share amounts)


                                                                December 31,
                                                             -----------------
                                                             1997         1996
                                                             ----         ----
                                     ASSETS

Current assets:
    Cash....................................................  $2           $2
                                                              --           --
       Total current assets.................................   2            2
                                                              --           --
       Total assets.........................................  $2           $2
                                                              ==           ==

                              SHAREHOLDER'S EQUITY

Shareholder's equity:
Common Stock, $.01 par value -- 200,000 shares authorized,
    issued and outstanding in 1997 and 1996, respectively...  $2           $2
                                                               --           --
       Total shareholder's equity...........................  $2           $2
                                                              ==           ==











               See accompanying notes to the financial statements.

                        MPD MEDICAL ASSOCIATES (MA), P.C.
                             STATEMENT OF OPERATIONS
                           (all amounts in thousands)

                                                For the years ended December 31,
                                                --------------------------------
                                                  1997         1996       1995
                                                 -------     -------     ------



Revenues, net (see Note 2).....................   $6,869      $7,063     $6,594
Physician compensation.........................      971       1,015        556
Management fee expense (see Notes 1 and 2).....    5,898       6,048      6,038
                                                 -------     -------     ------
Net income.....................................  $   --      $   --      $   --
                                                 =======     =======     ======































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

   Income taxes --

     The P.C. has historically not incurred significant tax liabilities for federal or state income taxes. Compensation to physician owners and INMD has traditionally reduced taxable income to nominal levels. This relationship would be expected to continue in the future. As a result of this practice, provisions for income taxes and deferred tax assets and liabilities are not material and have not been reflected in the financial statements.

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


NOTE 3 -- DEPENDENCE UPON REIMBURSEMENT BY THIRD PARTY PAYORS:

     In Massachusetts, state mandate requires insurance coverage of conventional infertility services as well as certain assisted reproductive technology services. Approximately 85% to 91% of the P.C.'s revenues for the years ended December 31, 1997, 1996 and 1995 were derived from revenues received from third party payors.


NOTE 4 -- RELATED PARTY INFORMATION:

     Patricia McShane, M.D. owns 100% of the outstanding common stock of the P.C. and became a director of IntegraMed America in March 1997.


NOTE 5 -- CASH FLOW INFORMATION:

     Under the management agreement INMD controls all cash inflows and outflows related to the P.C.'s operations, therefore all operating, investing, and financing cash flow activity is reported by INMD on its consolidated statement of cash flows.


NOTE 6 -- SUBSEQUENT EVENT (unaudited):

     Effective January 1, 1998, the P.C. entered into a new management agreement which provides INMD the right to manage the P.C. through 2007. Pursuant to the management agreement, the medical providers employed by the P.C. provide all medical services and INMD provides all management and administrative services to the P.C.'s medical practice. In return for these management and administrative services, INMD receives a percentage of revenues and net income and reimbursed costs of services.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of IntegraMed America, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 16, 1998 appearing on page F-2 of the 1997 Annual Report to Shareholders of IntegraMed America, Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/Price Waterhouse LLP
-----------------------
Price Waterhouse LLP

Stamford, Connecticut
February 16, 1998

                                                                     SCHEDULE II


                            INTEGRAMED AMERICA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1997, 1996 and 1995




                                                                 Additions-
                                                  Balance at     Charged to                    Balance at
                                                   Beginning      Costs and                      End of
                                                   of Period      Expenses    Deductions (1)     Period
                                                   ---------      --------    --------------     ------


Year Ended December 31, 1997
Allowance for
doubtful accounts.........................         $309,000       $470,000       $385,000        $394,000
Year Ended December 31, 1996
Allowance for
doubtful accounts.........................        $   89,000      $344,000       $124,000        $309,000
Year Ended December 31, 1995
Allowance for
doubtful accounts.........................          $125,000      $119,000       $155,000       $  89,000

----------------
(1)  Uncollectible accounts written off.

                                                     SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INTEGRAMED AMERICA, INC.

Dated: March 20, 1997

                           By   /s/           GERARDO CANET
                                ---------------------------------------------
                                Gerardo Canet
                                President, Chief Executive Officer, Director and Acting Chief Financial Officer
                                (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                                    Title                  Date
   ---------                                    -----                  ----

/s/     GERARDO CANET
------------------------------
      Gerardo Canet                     President,                March 20, 1998
                                        Chief Executive Officer,
                                        Director and Acting Chief
                                        Financial Officer
                                        (Principal Executive Officer)

/s/     VICKI L. BALDWIN
------------------------------
      Vicki L. Baldwin                  Director                  March 20, 1998

/s/ ELLIOTT D. HILLBACK, JR.
------------------------------
      Elliott D. Hillback, Jr.          Director                  March 20, 1998

/s/     M. FAZLE HUSAIN
------------------------------
        M. Fazle Husain                 Director                  March 20, 1998

 /s/      MICHAEL J. LEVY
------------------------------
          Michael J. Levy               Director                  March 20, 1998

/s/  SARASON D. LIEBLER
------------------------------
      Sarason D. Liebler                Director                  March 20, 1998

/s/    AARON LIFCHEZ, M.D.
------------------------------
      Aaron Lifchez, M.D.               Director                  March 20, 1998

/s/ PATRICIA M. MCSHANE, M.D.
------------------------------
    Patricia M. McShane, M.D.         Director                    March 20, 1998

/s/  LAWRENCE J. STUESSER
------------------------------
      Lawrence J. Stuesser              Director                  March 20, 1998

/s/  CLAUDE E. WHITE
------------------------------
     Claude E. White                General Counsel and
                                    Secretary                     March 20, 1998

                                INDEX TO EXHIBITS

                                   Item 14(c)

Exhibit
Number                               Exhibit
-------                              -------


 3.1(a)  --   Amended and Restated  Certificate of  Incorporation  of Registrant
              effecting, inter alia, reverse stock split (ii)

 3.1(b)  --   Amendment to Certificate of Incorporation of Registrant increasing authorized capital stock by authorizing Preferred Stock (ii)

 3.1(c)  --   Certificate  of  Designations  of Series A Cumulative  Convertible
              Preferred Stock (ii)

 3.2     --   Copy of By-laws of Registrant (i)

3.2(a)   --   Copy of By-laws of Registrant (As Amended and Restated on December
              12, 1995) (xi)

3.2(b)   --   Copy of By-laws of Registrant (As Amended and Restated on March 4,
              1997).

 4.1     --   Warrant Agreement of Robert Todd Financial Corporation. (i)

 4.2     --   Copy of Warrant, as amended, issued to IG Labs. (i)

 4.3     --   RAS  Securities  Corp. and ABD  Securities  Corporation's  Warrant
              Agreement. (ii)

 4.4     --   Form of Warrants  issuable  to Raymond  James &  Associates,  Inc.
              (vii)

 4.6     --   Warrant  issued to  Morgan  Stanley  Venture  Partners  III,  L.P.
              (xviii)

 4.7     --   Warrant issed to Morgan Stanley Venture Partners III, L.P. (xviii)

 4.8     --   Warrant issed to the Morgan Stanley Venture Partners  Entrepreneur
              Fund, L.P.

 10.1    --   Copy of  Registrant's  1988 Stock Option Plan,  including  form of option (i)

 10.2    --   Copy of  Registrant's  1992 Stock Option Plan,  including  form of option (i)

 10.4    --   Severance arrangement between Registrant and Vicki L. Baldwin (i)

 10.4(a) --   Copy of Change in Control Severance  Agreement between  Registrant and Vicki L. Baldwin (vii)

 10.5(a) --   Copy of Severance  Agreement with Release  between  Registrant and
              David J. Beames (iv)

 10.6    --   Severance arrangement between Registrant and Donald S. Wood (i)

 10.6(a) --   Copy of  Executive  Retention  Agreement  between  Registrant  and
              Donald S. Wood, Ph.D. (viii)

 10.7(a) --   Copy of lease for  Registrant's  executive  offices  relocated  to
              Purchase, New York (viii)

10.8     --   Copy of Lease  Agreement for medical  office in Mineola,  New York
              (i)

                                   Item 14(c)

Exhibit
Number                              Exhibit
------                              -------


10.8(a)   --  Copy of new 1994 Lease  Agreement  for medical  office in Mineola,
              New York (v)

10.8(b)   --  Copy of Letter of Credit in favor of Mineola Pavilion  Associates,
              Inc. (viii)

 10.9     --  Copy  of  Service  Agreement  for  ambulatory  surgery  center  in
              Mineola, New York (i)

10.10     --  Copy of Agreement with MPD Medical Associates,  P.C. for Center in
              Mineola, New York (i)

10.10     --  Copy of Agreement with MPD Medical Associates,  P.C. for Center in
              Mineola, New York dated September 1, 1994 (vii)

10.10(a)  --  Copy of Agreement with MPD Medical Associates,  P.C. for Center in
              Mineola, New York dated September 1, 1994 (vii)

10.11     --  Copy of Service Agreement with United Hospital (i)

10.12     --  Copy of Service Agreement with Waltham Weston Hospital and Medical
              Center (i)

10.15(a)  --  Copy of post-Dissolution  Consulting  Agreement between Registrant and Allegheny General Hospital (vi)

10.18(a)  --  Copy  of   post-Dissolution   Consulting,   Training  and  License
              Agreement  between  Registrant  and Henry Ford Health Care Systems
              (iii)

10.19     --  Copy of Guarantee Agreement with Henry Ford Health System (i)

10.20     --  Copy of Service Agreement with Saint Barnabas  Outpatient  Centers for center in Livingston, New Jersey (i)

10.21     --  Copy of Agreement with MPD Medical Associates,  P.C. for center in
              Livingston, New Jersey (i)

10.22     --  Copy of Lease  Agreement for medical  offices in  Livingston,  New
              Jersey (i)

10.23     --  Form  of   Development   Agreement   between   Registrant  and  IG
              Laboratories, Inc (i)

10.24     --  Copy  of  Research   Agreement   between   Registrant  and  Monash
              University (i)

10.24(a)  --  Copy  of  Research   Agreement   between   Registrant  and  Monash
              University (ix)

10.28     --  Copy of Agreement with Massachusetts General Hospital to establish the Vincent Center for Reproductive Biology and a Technical Training Center (ii)

10.29     --  Copy of  Agreement  with  General  Electric  Company  relating  to
              Registrant's training program (ii)

                                   Item 14(c)

Exhibit
Number                               Exhibit
------                               -------

10.30     --  Copy of Indemnification  Agreement between Registrant and Philippe
              L. Sommer (vii)

10.31     --  Copy of Employment  Agreement between Registrant and Gerardo Canet
              (vii)

10.31(a)  --  Copy of Change in Control Severance  Agreement between  Registrant and Gerardo Canet (vii)

10.31(b)  --  Copy of the  Amendment  of Change in Control  Severance  Agreement
              between Registrant and Gerardo Canet (viii)

10.33     --  Copy of Change in Control Severance  Agreement between  Registrant and Dwight P. Ryan (vii)

10.35     --  Revised Form of Dealer Manager  Agreement  between  Registrant and
              Raymond James & Associates, Inc. (vii)

10.36     --  Copy  of  Agreement  between  MPD  Medical  Associates,  P.C.  and
              Patricia Hughes, M.D. (vii)

10.37     --  Copy of Agreement  between IVF America  (NJ) and Patricia  Hughes,
              M.D. (vii)

10.38     --  Copy of Management Agreement between Patricia M. McShane, M.D. and
              IVF America (MA), Inc. (vii)

10.39     --  Copy of Sublease  Agreement for medical office in North Tarrytown,
              New York (viii)

10.40     --  Copy of  Executive  Retention  Agreement  between  Registrant  and
              Patricia M. McShane, MD (viii)

10.41     --  Copy of Executive  Retention Agreement between Registrant and Lois
              Dugan (viii)

10.42     --  Copy of Executive  Retention  Agreement between Registrant and Jay
              Higham (viii)

10.43     --  Copy of Service  Agreement  between  Registrant and Saint Barnabas
              Medical Center (ix)

10.44     --  Asset Purchase Agreement among Registrant,  Assisted  Reproductive
              Technologies, P.C. d/b/a Main Line Reproductive Science Center, Reproductive Diagnostics, Inc. and Abraham K. Munabi, M.D. (ix)

10.44(a)  --  Management  Agreement among  Registrant and Assisted  Reproductive
              Technologies, P.C. d/b/a Main Line Reproductive Science Center and Reproductive Diagnostics, Inc. (ix)

10.44(b)  --  Physician   Service   Agreement   between  Assisted   Reproductive
              Technologies P.C. d/b/a Main Line Reproductive  Science Center and
              Abraham K. Munabi, M.D. (ix)

10.45     --  Copy of  Executive  Retention  Agreement  between  Registrant  and
              Stephen Comess (x)

                                   Item 14(c)

Exhibit
Number                              Exhibit
------                              -------

10.46     --  Copy of Executive Retention Agreement between Registrant and Peter
              Callan (x)

10.47     --  Management  Agreement  between  Registrant and Robert Howe,  M.D.,
              P.C. (x)

10.47(a)  --  P.C. Funding  Agreement  between  Registrant and Robert Howe, M.D.
              (x)

10.48     --  Management Agreement among Registrant and Reproductive Endocrine &
              Fertility Consultants, P.A. and Midwest Fertility Foundations & Laboratory, Inc. (x)

10.48(a)  --  Asset  Purchase   Agreement  among   Registrant  and  Reproductive
              Endocrine  & Fertility  Consultants,  Inc.  and Midwest  Fertility
              Foundations & Laboratory, Inc. (x)

10.49     --  Copy of  Sublease  Agreement  for  office  space in  Kansas  City,
              Missouri (x)

10.50     --  Copy of Lease  Agreement  for  office  space in  Charlotte,  North
              Carolina (x)

10.51     --  Copy of Contract Number DADA15-96-C-0009 as awarded to IVF America by the Department of the Army, Walter Reed Army Medical Center for In Vitro Fertilization Laboratory Services (xi)

10.52     --  Agreement and Plan of Merger By and Among IVF America,  Inc., INMD
              Acquisition Corp., The Climacteric Clinic, Inc., Midlife Centers of America, Inc., Women's Research Centers, Inc., America National Menopause Foundation, Inc. and Morris Notelovitz (xii)

10.53     --  Employment  Agreement between Morris  Notelovitz,  M.D., Ph.D. and
              IVF America, Inc., d/b/a IntegraMed America (xii)

10.54     --  Physician  Employment  Agreement between Morris Notelovitz,  M.D.,
              Ph.D., and INMD Acquisition Corp. ("IAC"), a Florida corporation and wholly owned subsidiary of IVF America, Inc. ("INMD") (xii)

10.55     --  Management  Agreement between IVF America,  Inc., d/b/a IntegraMed
              America, Inc. and W.F. Howard, M.D., P.A. (xii)

10.56     --  Asset  Purchase  Agreement  between  IVF  America,   Inc.,  d/b/a/
              IntegraMed America, Inc. and W.F. Howard M.D., P.A. (xii)

10.57     --  Business  Purposes  Promissory Note dated September 8, 1993 in the amount of $100,000 (xiii)

10.58     --  Business  Purposes  Promissory Note dated November 18, 1994 in the amount of $64,000 (xiii)

10.59     --  Guaranty Agreement (xiii)

10.60     --  Security Agreement (Equipment and consumer Goods) (xiii)

10.61     --  Management  Agreement  dated  January 7, 1997 by and  between  the
              Registrant and Bay Area Fertility and Gynecology Medical Group, Inc. (xiv)

                                   Item 14(c)

Exhibit
Number                               Exhibit
------                               -------

10.62     --  Asset Purchase  Agreement dated January 7, 1997 by and between the
              Registrant and Bay Area Fertility and Gynecology Medical Group, a California Partnership. (xiv)

10.63     --  Physician  Employment  Agreement between Robin E. Markle, M.D. and
              Women's Medical & Diagnostic Center, Inc. (xv)

10.64     --  Physician Employment Agreement between W. Banks Hinshaw, Jr., M.D.
              and Women's Medical & Diagnostic Center, Inc. (xv)

10.65     --  Agreement  between  IntegraMed  America,  Inc.,  f/k/a IVF America
              Inc.; Women's Medical & Diagnostic Center, Inc., f/k/a INMD Acquisition Corp, and Morris Notelovitz, M.D. (xv)

10.66     --  Personal  Responsibility  Agreement  between  IntegraMed  America,
              Inc., Bay Area Fertility and Gynecology Medical Group, Inc. and Donald I. Galen, M.D. (xv)

10.67     --  Personal  Responsibility  Agreement  between  IntegraMed  America,
              Inc., Bay Area Fertility and Gynecology Medical Group, Inc. and Louis N. Weckstein, M.D. (xv)

10.68     --  Personal  Responsibility  Agreement  between  IntegraMed  America,
              Inc., Bay Area Fertility and Gynecology Medical Group, Inc. and Arnold Jacobson, M.D. (xv)

10.69     --  Copy of Executive Retention Agreement between Registrant and Glenn
              G. Watkins (xv)

10.70     --  Management  Agreement between  Registrant and Fertility Centers of
              Illinois, S.C. dated February 28, 1997 (xvi)

10.71     --  Asset Purchase  Agreement between Registrant and Fertility Centers of Illinois, S.C. dated February 28, 1997 (xvi)

10.72     --  Physician-Shareholder   Employment   Agreement  between  Fertility
              Centers  of  Illinois,  S.C.  and  Aaron S.  Lifchez,  M.D.  dated
              February 28, 1997 (xvi)

10.73     --  Physician-Shareholder   Employment   Agreement  between  Fertility
              Centers of Illinois,  S.C. and Brian Kaplan,  M.D.  dated February
              28, 1997 (xvi)

10.74     --  Physician-Shareholder   Employment   Agreement  between  Fertility
              Centers of Illinois S.C. and Jacob Moise,  M.D. dated February 28,
              1997 (xvi)

10.75     --  Physician-Shareholder   Employment   Agreement  between  Fertility
              Centers of Illinois, S.C. and Jorge Valle, M.D. dated February 28,
              1997 (xvi)

10.76     --  Personal  Responsibility  Agreement  among  Registrant,  Fertility
              Centers of Illinois, S.C. and Aaron S. Lifchez, M.D. dated February 28, 1997 (xvi)

10.77     --  Personal  Responsibility  Agreement  among  Registrant,  Fertility
              Centers of Illinois, S.C. and Jacob Moise, M.D. dated February 28, 1997 (xvi)

                                   Item 14(c)

Exhibit
Number                              Exhibit
------                              -------


10.78     --  Personal  Responsibility  Agreement  among  Registrant,  Fertility
              Centers of Illinois, S.C. and Brian Kaplan, M.D. dated February 28, 1997 (xvi)

10.79     --  Personal  Responsibility  Agreement  among  Registrant,  Fertility
              Centers of Illinois, S.C. and Jorge Valle, M.D. dated February 28, 1997 (xvi)

10.80     --  Amendment to Contract Number  DADA15-96-C-009  between  Registrant and the Department of the Army, Walter Reed Army Medical Center for In Vitro Fertilization Laboratory Services dated February 11, 1997 (xvi)

10.81     --  Management Agreement between Registrant and Reproductive  Sciences
              Medical Center, Inc. (xvii)

10.82     --  Asset Purchase  Agreement  between  Registrant and Samuel H. Wood,
              M.D., Ph.D. (xvii)

10.83     --  Personal Responsibility Agreement between Registrant and Samual H.
              Wood, M.D., Ph.D. (xvii)

10.84     --  Physician-Shareholder  Employment  Agreement between  Reproductive
              Sciences  Medical  Center,  Inc. and Samuel H. Wood,  M.D.,  Ph.D.
              (xvii)

10.85     --  Physician-Shareholder  Employment  Agreement between  Reproductive
              Endocrine & Fertility Consultants,  P.A. and Elwyn M. Grimes, M.D.
              (xvii)

10.86     --  Amendment  to  Management   Agreement   between   Registrant   and
              Reproductive Endocrine & Fertility Consultants, P.A. (xvii)

10.87     --  Amendment to Management Agreement between Registrant and Fertility
              Centers of Illinois, S.C. dated May 2, 1997 (xvii)

10.88     --  Management   Agreement   between   Registrant   and  MPD   Medical
              Associates, P.C. dated June 2, 1997 (xvii)

10.89     --  Physician-Shareholder  Employment  Agreement  between  MPD Medical
              Associates P.C. and Gabriel San Roman, M.D. (xvii)

10.90     --  Amendment No. 2 to Management  Agreement  between  Registrant  and
              Fertility Centers of Illinois, S.C. dated June 18, 1997 (xvii)

10.91     --  Commitment Letter dated June 30, 1997 between Registrant and First
              Union National Bank (xvii)

10.92     --  Amendment No. 3 to Management  Agreement  between  Registrant  and
              Fertility Centers of Illinois, S.C. dated August 19, 1997 (xviii)

10.93     --  Amendment No. 4 to Management  Agreement  between  Registrant  and
              Fertility Centers of Illinois, S.C. dated January 9, 1998 (xx)

                                   Item 14(c)

Exhibit
Number                               Exhibit
------                               -------

10.94     --  Investment Agreement between Registrant and Morgan Stanley Venture
              Partners III, L.P.., Morgan Stanley Venture Investors III, L.P. and the Morgan Stanley Venture Partners Entrepreneur Fund, L.P.
              (xix)

10.95     --  Amendment No. 5 to Management  Agreement  between  Registrant  and
              Fertility Centers of Illinois, S.C. dated March 5, 1998.

10.96     --  Termination  Agreement by and among  Women's  Medical & Diagnostic
              Center, Inc., W. Banks Hinshaw, Jr., Ph.D., M.D., and Robin E. Markle, M.D.

10.97     --  Loan  Agreement  between First Union  National Bank and IntegraMed
              America, Inc. dated November 13, 1997.

10.98     --  Management  Agreement  between  IntegraMed  America,  Inc. and MPD
              Medical Associates (MA), P.C. dated October 1, 1997

10.99     --  Physician-Shareholder  Employment  Agreement  between  MPD Medical
              Associates (MA), P.C. and Patricia McShane, M.D. dated October 1, 1997.

10.100    --  Asset Purchase and Sale Agreement by and among IntegraMed America,
              Inc. and Fertility Centers of Illinois, S.C., Advocate Medical Group, S.C. and Advocate MSO, Inc. dated January 9, 1998.

10.101    --  Physician   Employment  Agreement  between  Fertility  Centers  of
              Illinois, S.C. and Laurence A. Jacobs, M.D. dated January 9, 1998.

10.102    --  Physician   Employment  Agreement  between  Fertility  Centers  of
              Illinois, S.C. and John J. Rapisarda, M.D. dated January 9, 1998.

10.103    --  Personal  Responsibility  Agreement  entered  into  by  and  among
              IntegraMed America, Inc., Fertility Centers of Illinois, S.C. and John J. Rapisarda, M.D. dated January 9, 1998.

10.104    --  Personal  Responsibility  Agreement  entered  into  by  and  among
              IntegraMed America, Inc., Fertility Centers of Illinois, S.C. and Laurence A. Jacobs, M.D. dated January 9, 1998.

10.105    --  Management  Agreement between Shady Grove Fertility Centers,  P.C.
              and Levy, Sagoskin and Stillman, M.D., P.C. dated March 11, 1998.

10.106    --  Submanagement  Agreement  between Shady Grove  Fertility  Centers,
              Inc. and IntegraMed America, Inc. dated March 12, 1998.

10.107    --  Stock Purchase and Sale Agreement among Integramed  America,  Inc.
              and Michael J. Levy, M.D., Robert J. Stillman, M.D. and Arthur W. Sagoskin, M.D. dated March 12, 1998

10.108    --  Personal Responsibility Agreement by and among IntegraMed America,
              Inc. and Arthur W. Sagoskin, M.D. dated March 12, 1998.

                                   Item 14(c)

Exhibit
Number                               Exhibit
------                               -------

10.109    --  Personal Responsibility Agreement by and among IntegraMed America,
              Inc. and Michael J. Levy, M.D. dated March 12, 1998.

10.110    --  Physician-Stockholder  Employment Agreement between Levy, Sagoskin and Stillman, M.D., P.C. and Michael J. Levy, M.D. dated March 11, 1998.

10.111    --  Physician-Stockholder  Employment Agreement between Levy, Sagoskin and Stillman, M.D., P.C. and Arthur W. Sagoskin, M.D. dated March 11, 1998.

10.112    --  Physician-Stockholder  Employment Agreement between Levy, Sagoskin and Stillman, M.D., P.C. and Robert J. Stillman, M.D. dated March 11, 1998.

21        --    List of Subsidiaries

23.1      --    Consent of Price Waterhouse LLP

27        --    Financial Data Schedule

                                   Item 14(c)

------------------------------------

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

(vii) Filed as Exhibit with identical exhibit number to Registrant's Statement on Form S-4 (Registration No. 33-82038) andincorporated herein by reference thereto.

(viii) Files as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-K for the period ended December 31, 1994.

(ix) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

(x) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

(xi) Filed as Exhibit with identical number to Registrant's Statement on Form 10-K for the period ended December 31, 1995.

(xii) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated June 20, 1996.

(xiii) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K/A dated August 20, 1996.

(xiv) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated January 20, 1997.

(xv) Filed as Exhibit with identical exhibit number to Statement on Form 10-K for the period ended December 31, 1996.

(xvi) Incorporated by Reference to the Exhibit with the identical exhibit number to Registrant's Registration Statement on Form S-1 (registration No. 333-26551) filed with the Securities and Exchange Commission on May 6, 1997.

                                   Item 14(c)


(xvii) Incorporated by reference to the Exhibit with the identical exhibit number to Registrant's Registration Statement on Form S-1 (Registration No. 333-26551) filed with the Securities and Exchange Commission on June 20, 1997.

(xviii) Filed as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference thereto.

(xix) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated January 23, 1998.

(xx) Filed as Exhibit with identical exhibit number to Schedule 13D dated February 11, 1998.