Form 10-Q
period 1998-03-31
INTEGRAMED AMERICA INC
filed 1998-05-14
CIK 885988

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

                  For the quarterly period ended March 31, 1998

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


                                 No [ ]   Yes [X]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 1, 1998 was 21,344,423.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           PAGE

PART I  -        FINANCIAL INFORMATION

    Item 1.      Financial Statements

                   Consolidated Balance Sheet at March 31, 1998 (unaudited)
                     and December 31, 1997....................................3

                   Consolidated Statement of Operations for the three-month
                     period ended March 31, 1998 and 1997 (unaudited).........4

                   Consolidated Statement of Cash Flows for the three-month
                     period ended March 31, 1998 and 1997 (unaudited).........5

                   Notes to Consolidated Financial Statements (unaudited)...6-14

    Item 2.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.................................15-18

    Item 3.      Quantitative and Qualitative Disclosures About Market Risk...18


PART II -        OTHER INFORMATION

    Item 1.      Legal Proceedings............................................19

    Item 2.      Changes in Securities........................................19

    Item 3.      Defaults upon Senior Securities..............................19

    Item 4.      Submission of Matters to a Vote of Security Holders..........19

    Item 5.      Other Information............................................19

    Item 6.      Exhibits and Reports on Form 8-K.............................19


SIGNATURES              ......................................................20

INDEX TO EXHIBITS..........................................................21-22

PART I  -  FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           (all dollars in thousands)
                                     ASSETS
                                                                                           March 31,            December 31,
                                                                                           ---------            ------------
                                                                                             1998                   1997
                                                                                           ---------            ------------
                                                                                          (unaudited)
Current assets:
  Cash and cash equivalents ..........................................................     $ 2,379                 $ 1,930
  Patient accounts receivable, less allowance for doubtful accounts of $216 and $180
    in 1998 and 1997, respectively....................................................      10,785                   7,061
 Management fees receivable, less allowance for doubtful accounts of $261 and $214
    in 1998 and 1997, respectively....................................................       2,049                   1,600
  Other current assets ...............................................................       2,500                   1,757
                                                                                           -------                 -------
      Total current assets............................................................      17,713                  12,348
                                                                                           -------                 -------
  Fixed assets, net ..................................................................       5,366                   4,742
  Intangible assets, net..............................................................      25,243                  18,445
  Other assets........................................................................         558                     566
                                                                                           -------                 -------
      Total assets....................................................................     $48,880                 $36,101
                                                                                           =======                 =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................     $   340                 $ 1,475
  Accrued liabilities.................................................................       3,829                   2,260
  Due to Medical Practices (see Note 2)...............................................       2,200                   1,745
  Dividends accrued on Preferred Stock................................................         497                     464
  Current portion of exclusive management rights obligation...........................         472                     472
  Note payable and current portion of long-term debt..................................       1,900                     614
  Patient deposits ...................................................................       1,370                   1,236
                                                                                           -------                 -------
      Total current liabilities.......................................................      10,608                   8,266
                                                                                           -------                 -------
Exclusive management rights obligation................................................       1,391                   1,391
Long-term debt .......................................................................       3,696                     451
Commitments and Contingencies.........................................................        --                      --
Shareholders' equity
  Preferred Stock, $1.00 par value -
    3,165,644  shares  authorized  in 1998 and 1997,  respectively  -  2,500,000 undesignated;  665,644 shares designated as Series A Cumulative  Convertible of which 165,644 shares were issued and outstanding in 1998 and
    1997, respectively................................................................         166                     166
  Common Stock, $.01 par value - 25,000,000 shares authorized; 21,344,423 and
    17,198,616 shares issued and outstanding in 1998 and 1997, respectively...........         213                     172
  Capital in excess of par ...........................................................      53,412                  46,471
  Accumulated deficit ................................................................     (20,606)                (20,816)
                                                                                           -------                 -------
      Total shareholders' equity .....................................................      33,185                  25,993
                                                                                           -------                 -------
      Total liabilities and shareholders' equity......................................     $48,880                 $36,101
                                                                                           =======                 =======

        See accompanying notes to the consolidated financial statements.

                                        3



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                                        For the
                                                                                   three-month period
                                                                                     ended March 31,
                                                                                   ------------------
                                                                                    1998        1997
                                                                                   ------      ------
                                                                                       (unaudited)

Revenues, net (see Note 2).................................................        $8,746      $4,692

Operating expenses incurred on behalf of Network Sites:
   Employee compensation...................................................         3,731       1,866
   Direct materials........................................................           785         304
   Occupancy costs.........................................................           714         417
   Depreciation............................................................           311         207
   Other expenses..........................................................         1,468         821
                                                                                   ------      ------
   Total operating expenses incurred on behalf of Network Sites............         7,009       3,615
                                                                                   ------      ------
Network Sites' contribution................................................         1,737       1,077
General and administrative expenses........................................         1,185         977
Amortization of intangible assets..........................................           233         137
Interest income............................................................           (12)        (34)
Interest expense...........................................................            72          10
                                                                                   ------      ------
Total other expenses.......................................................         1,478       1,090
                                                                                   ------      ------
Income (loss) before income taxes..........................................           259         (13)
Provision for income taxes.................................................            49          32
                                                                                   ------      ------
Net income (loss)..........................................................           210         (45)
Less: Dividends accrued on Preferred Stock.................................            33          33
                                                                                   ------      ------
Net income (loss) applicable to Common Stock...............................         $ 177      $  (78)
                                                                                   ======      ======
Basic earnings (loss) per share of Common Stock............................         $0.01      $(0.01)
                                                                                   ======      ======
Diluted earnings (loss) per share of Common Stock..........................         $0.01      $(0.01)
                                                                                   ======      ======
Weighted average shares - basic............................................        20,024       9,544
                                                                                   ======      ======
Weighted average shares - diluted..........................................        20,401       9,544
                                                                                   ======      ======


        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (all amounts in thousands)
                                                                                            For the
                                                                                     three-month period
                                                                                       ended March 31,
                                                                                    ---------------------
                                                                                      1998          1997
                                                                                    -------       -------
                                                                                         (unaudited)
Cash flows from operating activities:
  Net income (loss) ..........................................................       $ 210         $  (45)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization..............................................         581            417
   Writeoff of fixed and other assets ........................................          37             55
   Changes in assets and liabilities-- (Increase) decrease in assets:
        Patient accounts receivable...........................................      (2,384)          (277)
        Management fees receivable............................................        (449)          (508)
        Other current assets..................................................        (701)           (96)
        Other assets..........................................................           8             (5)
     Increase (decrease) in liabilities:
         Accounts payable.....................................................       (1,435)         (445)
         Accrued liabilities..................................................           86          (377)
         Due to Medical Practices.............................................          455           102
         Patient deposits.....................................................          (78)           91
                                                                                     ------        ------
   Net cash used in operating activities......................................       (3,670)       (1,088)
                                                                                     ------        ------

  Cash flows (used in) provided by investing activities:
     Proceeds from short term investments.....................................         --           2,000
     Purchase of net liabilities (assets) of acquired businesses..............          487           (29)
     Payments for exclusive management rights and related acquisition costs...       (3,109)       (1,635)
     Purchase of fixed assets and leasehold improvements......................         (438)          (64)
     Proceeds from sale of fixed assets.......................................         --              80
                                                                                     ------        ------
  Net cash (used in) provided by investing activities.........................       (3,060)          352
                                                                                     ------        ------

  Cash flows provided by (used in) financing activities:
     Proceeds from issuance of Common Stock...................................        5,500          --
     Used for stock issue costs...............................................          (61)         --
     Proceeds from bank under Credit Facility.................................        2,000           250
     Principal repayments on debt.............................................         (286)          (52)
     Principal repayments under capital lease obligations.....................          (36)          (27)
     Proceeds from exercise of Common Stock options...........................           62            14
                                                                                     ------        ------
Net cash provided by financing activities.....................................        7,179           185
                                                                                     ------        ------

Net increase (decrease) in cash and cash equivalents..........................          449          (551)
Cash and cash equivalents at beginning of period..............................        1,930         3,952
                                                                                     ------        ------

Cash and cash equivalents at end of period....................................       $2,379        $3,401
                                                                                     ======        ======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 1998, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries, IVF America (NY), Inc., IVF America (MA), Inc., IVF America (PA), Inc., IVF America (NJ), Inc., IVF America
(MI), Inc., IntegraMed America of Illinois, Inc., Shady Grove Fertility Centers, Inc. (see Note 6) and the Adult Women's Medical Center, Inc. ("AWMC"). All significant intercompany transactions have been eliminated. The Company derives its revenues from management agreements and, with respect to one managed Network Site and AWMC, from patient service revenues. The Company does not consolidate the results of its managed Network Sites.

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") issued EITF No. 97-2. The EITF reached a consensus concerning certain matters relating to the physician practice management ("PPM") industry with respect to the consolidation of professional corporation revenues and the accounting for business corporations. As an interim step before the consensus, the EITF allowed PPMs to display the revenues and expenses of managed physician practices in the statement of operations (the "alternative display method") if the terms of the management agreement provided the PPM with a "net profits or equivalent interest" in the net profits of the medical services furnished by the Medical Practices. It is the Company's understanding that the EITF did not and would not object to the use of the alternative display method in PPM financial statements for periods ending before December 15, 1998. As the Company does not consolidate its managed Network Sites, the adoption of EITF
97-2 in 1998 does not have a material impact on the Company's financial position, cash flows or results of operations. As discussed below, the Company has discontinued the display of revenues for its Long Island and Boston Network Sites due to changes in the respective management agreements.

     Since inception through December 31, 1997, the management agreements related to the Long Island and Boston Network Sites have been incorporated in the Company's consolidated financial statements via the display method as the Company believed that these management agreements provided it with a "net profits or equivalent interest" in the net profits of the medical services furnished by the Medical Practices at the Long Island and Boston Network Sites. Consequently, for the Long Island and Boston Network Sites, the Company has historically presented the Medical Practices' patient services revenue, less amounts retained by the Medical Practices, or "Medical Practice retainage", as "Revenues after Medical Practice retainage" in its consolidated statement of operations ("display method"). Due to changes in the terms of the management agreements related to the Long Island and Boston Network Sites, effective in October 1997 and January 1998, respectively, the Company no longer displays the patient services revenue of the Long Island and Boston Medical Practices. As a result, the Company no longer displays the patient services revenue and Medical Practice retainage related to these Network Sites in the accompanying consolidated statement of operations for the periods prior to January 1, 1998. The revised management agreements provide for the Company to receive a specific management fee which the Company has reported in "Revenues, net" in the accompanying consolidated statement of operations.

     These consolidated financial statements are prepared in accordance with generally accepted accounting principles which requires the use of management's estimates. The preparation of financial statements in conformity with generally

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue and cost recognition -

   Reproductive Science Center Division ("RSC Division")

     During the first quarter of 1998, the RSC Division's operations were comprised of eleven management agreements, one of which was entered into in mid-March 1998.

     Under eight of the agreements, including the revised management agreement for the Boston Network Site, the Company receives as compensation for its management services a three-part management fee comprised of: (i) a fixed percentage of net revenues generally equal to 6%, (ii) reimbursed cost of services (costs incurred in managing a Medical Practice and any costs paid on behalf of the Medical Practice) and (iii) a fixed or variable percentage of earnings after management fees and any guaranteed physician compensation, or an additional fixed or variable percentage of net revenues which generally results in the Company receiving up to an additional 9.5% of net revenues. Under the revised management agreement for the Long Island Network Site, as compensation for its management services, the Company receives a fixed fee (currently equal to $525,000 per annum), plus reimbursed costs of services.

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

     All management fees are reported as "Revenues, net" by the Company. Direct costs incurred by the Company in performing its management services and costs incurred on behalf of the Medical Practices are recorded in operating expenses incurred on behalf of Network Sites. The physicians receive as compensation all remaining earnings after payment of the Company's management fee.

     Prior to January 1, 1998, under another form of management agreement which had been in use at the Long Island and Boston Network Sites, the Company recorded all patient service revenues and, out of such revenues, the Company paid the Medical Practices' expenses, physicians' and other medical compensation, direct materials and certain hospital contract fees. Specifically, under the management agreement for the Boston Network Site, the Company guaranteed a minimum physician compensation based on an annual budget jointly determined by the Company and the physicians. Remaining revenues, if any, which represented the Company's management fees, were used by the Company for other direct administrative expenses which were recorded as costs of services. Under the management agreement for the Long Island Network Site, the Company's management fee was payable only out of remaining revenues, if any, after the payment of all expenses of the Medical Practice. Under these arrangements, the Company had been liable for payment of all liabilities incurred by the Medical Practices and had been at risk for any losses incurred in the operation thereof. Due to changes in the management agreements related to the Long Island and Boston Network Sites, effective in October 1997 and January 1998, respectively, the Company no longer displays patient service revenues of the Long Island and Boston Medical Practices which had been reflected in "Revenues, net" in the Company's consolidated statement of operations. The revised management agreements provide for the Company to receive a specific management fee which the Company will report in "Revenues, net" in its consolidated statement of operations. Under the revised management agreement for the Long Island Network Site, as compensation for its management services, the Company receives a fixed fee (currently equal to $525,000 per annum), plus reimbursed costs of services. Under the revised management agreement for the Boston Network Site, as compensation for its management services, the Company receives a three-part management fee consistent with the majority of the Company's existing management agreements. The revised agreements provide for increased incentives and risk-sharing for the Company's affiliated medical providers.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   AWM Division

     The AWM Division's operations are currently comprised of one Network Site with two locations which are directly owned by the Company and a 51% interest in the National Menopause Foundation ("NMF"), a company which develops multifaceted educational programs regarding women's healthcare. The Network Site is also involved in clinical trials with major pharmaceutical companies.

     The Company bills and records all patient service revenues of the Network Site and records all direct costs incurred as costs of services. The Company retains as Network Site contribution an amount determined using the three-part management fee calculation described above with regard to the RSC Division, and the balance is paid as compensation to the medical providers and is recorded by the Company in costs of services rendered. The medical providers receive a fixed monthly draw which may be adjusted quarterly by the Company based on the respective Network Site's actual operating results.

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

     The Company's 51% interest in NMF is included in the Company's consolidated financial statements. The Company records 100% of the patient service revenues and costs of NMF and reports 49% of any profits of NMF as minority interest on the Company's consolidated balance sheet. Minority interest at March 31, 1998 and December 31, 1997 was $0.

   Patient accounts receivable--

     Patient accounts receivable represent receivables from patients for medical services provided by the Medical Practices. Such amounts are recorded net of contractual allowances and estimated bad debts. As of March 31, 1998 and December 31, 1997, of total patient accounts receivable of $10.8 million and $7.1 million, respectively, approximately $10.3 million and $4.5 million of patient accounts receivable were a function of Network Site revenue (i.e., the Company purchased the accounts receivable from the Medical Practice (the "Purchased Receivables")) and the remaining balances of $514,000 and $2.6 million, respectively, were a function of net revenues of the Company (see -- "Revenue and cost recognition" above). Risk of loss in connection with non-collectiblity of Purchased Receivables is partially borne by the Company in an amount generally equal to the percentage of revenues and/or earnings paid to the Company from the Medical Practice as its management fee. Risk of loss in connection with non-collectibility of patient accounts receivable which are a function of net revenues of the Company is borne by the Company.

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Intangible assets --

         Intangible assets at March 31, 1998 and December 31, 1997 consisted of the following (000's omitted):

                                              March 31,     December 31,
                                             ----------     ------------
                                               1998             1997
                                             ----------     ------------

     Exclusive management rights...........   $22,793          $15,539
     Goodwill..............................     3,667            3,890
     Trademarks............................       395              395
                                              -------          -------
          Total............................    26,855           19,824
     Less-- accumulated amortization.......    (1,612)          (1,379)
                                              -------          -------
          Total............................   $25,243          $18,445
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

   Amortization and recoverability

     The Company periodically reviews its intangible assets to assess recoverability; any impairments would be recognized in the consolidated statement of operations if a permanent impairment were determined to have occurred. Recoverability of intangibles is determined based on undiscounted expected earnings from the related business unit or activity over the remaining amortization period. Exclusive management rights are amortized over the term of the respective management agreement, usually ten to twenty-five years. Goodwill and other intangibles are amortized over periods ranging from three to forty years. Trademarks are amortized over five to seven years. Accumulated amortization of exclusive management rights, goodwill and trademarks was $973,000, $334,000 and $305,000 at March 31, 1998, respectively, and was
$802,000, $283,000 and $294,000 at December 31, 1997, respectively.

   Due to Medical Practices --

     Due to Medical Practices primarily represents amounts owed by the Company to the Medical Practices for the medical providers' share of the respective Medical Practice earnings net of the Company's advances to the Medical Practice, if any. Due to Medical Practices excludes amounts owed by the Company to Medical Practices for exclusive management rights.

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- REVENUES AND NETWORK SITES' CONTRIBUTION:

     The following table sets forth for the three months ended March 31, 1998 and 1997, Revenues, net and Network Sites' contribution for each of the Company's four types of management agreements (three-part management fee, percent of revenues plus reimbursed operating expenses, fixed fee plus reimbursed operating expenses, and patient service revenues) and Revenues, net and Network Sites' contribution for the AWM Division (000's omitted):

                                                                                    For the
                                                                              three-month period
                                                                                ended March 31,
                                                                              -------------------
                                                                               1998         1997
                                                                              ------       ------
Revenues, net:
   RSC Division --
     Management fees-- three-part management fee (1).......................   $6,305       $1,176
     Management fees-- percent of revenues plus reimbursed operating
       expenses of the New Jersey Network Site.............................    1,002          879
     Management fees-- fixed fee plus reimbursed operating expenses for
       the Long Island Network Site (2)....................................      791         --
     Patient service revenues (1), (2).....................................      242        1,969
                                                                              ------       ------
         Total RSC Division................................................    8,340        4,024
   AWM Division............................................................      406          668
                                                                              ------       ------
         Total revenues, net...............................................   $8,746       $4,692
                                                                              ======       ======

Network Sites' contribution
   RSC Division  --
       Management fees.....................................................   $1,866       $  536
       Patient service revenues............................................       35          470
                                                                              ------       ------
         Total RSC Division................................................    1,901        1,006
                                                                              ------       ------
   AWM Division............................................................     (164)          71
                                                                              ------       ------
         Total Network Sites' contribution.................................   $1,737       $1,077
                                                                              ======       ======

   (1) Historically, revenues from the Boston Network Site have consisted of patient service revenues. Effective January 1, 1998, due to changes in the management agreement related to the Boston Network Site, revenues from this site consist of a three-part management fee.

   (2) Historically, revenues from the Long Island Network Site have consisted of patient service revenues. Effective October 1, 1997, due to changes in the management agreement related to the Long Island Network Site, revenues from this site consist of a fixed management fee plus reimbursed cost of services.


                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the three months ended March 31, 1998 and 1997, the FCI, Boston and New Jersey Network Sites provided greater than 10% of the Company's Revenues, net and Network Sites' contribution as follows:

                                                     Percent of Company             Percent of Network
                                                        Revenues, net               Sites' contribution
                                                     for the three-month            for the three-month
                                                   period ended March 31,          period ended March 31,
                                                   ----------------------          ----------------------
                                                    1998            1997            1998            1997
                                                   -----            -----          -----            -----
     FCI.......................................    28.70%            N/A            35.81%           N/A
     Boston....................................    16.82%           29.76%          25.56%          38.25%
     New Jersey................................    11.46%           18.74%          31.89%          49.21%

NOTE 4 -- NOTE PAYABLE:

     In November 1996, the Company obtained a $1.5 million revolving credit facility (the "Credit Facility") issued by First Union National Bank (the "Bank"). Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.75% per annum, which at March 31, 1998, was 9.25%. The Credit Facility terminates on July 1, 1998 and is secured by the Company's assets. At March 31,1998 and December 31, 1997, $1.5 million and $250,000, respectively, were outstanding under the Credit Facility.

     On November 13, 1997, the Company entered into a $4.0 million non-restoring line of credit dated November 13, 1997 with the Bank (the "Second Credit Facility"). Borrowings under the Second Credit Facility bear interest at the Bank's prime rate plus 1% per annum. Accrued interest only on borrowings is payable commencing December 1, 1997 and all principal and accrued interest is due and payable on April 30, 1999. The Second Credit Facility is cross collateralized and cross-defaulted with the Credit Facility and is secured by the Company's assets. As of March 31, 1998 and December 31, 1997, $750,000 and $0, respectively, were outstanding under the Second Credit Facility.

     As part consideration for the acquisition of the capital stock of Shady Grove Fertility Centers, Inc., the Company issued $1.1 million in promissory notes which are payable in two equal annual installments, due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%. Also included in notes payable is approximately $1.5 million which represents the amount owed by the Company to acquire the balance of the capital stock of Shady Grove Fertility Centers, Inc., on or about November 1, 1998 (see Note 6).

NOTE 5 -- EQUITY:

     During the first quarter of 1998, the Company consummated an equity private placement of $5.5 million with entities affiliated with Morgan Stanley Venture Partners providing for the purchase of 3,235,294 shares of the Company's Common Stock at a price of $1.70 per share and 240,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price. The Company used or will use approximately half of these funds to acquire the capital stock of Shady Grove Fertility Centers, Inc.

     In March and April 1998, pursuant to amendments to the Bay Area, FCI and Shady Grove management agreements, the Company issued warrants to purchase an aggregate of 150,000 shares of Common Stock, at a weighted average exercise price of $1.77 per share to the shareholder physicians of the respective medical practices in exchange for an extension of the term of the Company's respective management agreements from twenty to twenty-five years.

NOTE 6 -- RECENT ACQUISITIONS:

     In January 1998, the Company completed its second in-market merger with the addition of two physicians to the FCI practice. The Company acquired certain assets of Advocate Medical Group, S.C. ("AMG") and Advocate MSO, Inc. and acquired the right to manage AMG's infertility practice conducted under the name Center for Reproductive Medicine ("CFRM"). Simultaneous with the consummation of this transaction, the Company amended its management agreement with FCI to include two of the three physicians practicing under the name CFRM. The

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate  purchase  price  was  approximately   $1.5  million,   consisting  of
approximately $1.2 million in cash and 184,314 shares of Common Stock. The majority of the purchase price was allocated to exclusive management rights.

      On March 12, 1998, the Company acquired the majority of the capital stock of Shady Grove Fertility Centers, Inc. ("Shady Grove"), currently a Maryland business corporation which provides management services, and formerly a Maryland professional corporation engaged in providing infertility services. Prior to the consummation of the transaction, Shady Grove had entered into a twenty-year management agreement with Levy, Sagoskin and Stillman, M.D., P.C. (the " Shady Grove P.C."), an infertility physician group practice comprised of six physicians and four locations surrounding the greater Washington, D.C. area. The Company will acquire the balance of the Shady Grove capital stock on or about November 1, 1998. The aggregate purchase price for all of the Shady Grove capital stock was approximately $5.7 million, consisting of approximately $2.8 million in cash, $1.4 million in Common Stock, and $1.5 million in promissory notes. The purchase price was allocated to the various assets and liabilities assumed and the balance was allocated to exclusive management rights. On March 12, 1998, the Closing Date, the following consideration was paid: (i) approximately $1.8 million in cash, (ii) approximately $1.2 million in stock or 639,551 shares of Common Stock, and (iii) approximately $1.1 million in promissory notes. The Company will pay the balance of the aggregate purchase price on or about November 1, 1998 (the "Second Closing Date"), when the balance of the Shady Grove capital stock is transferred to the Company. The $1.1 million of promissory notes currently outstanding are payable in two equal annual installments due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%. The number of shares of Company Common Stock to be issued on the Second Closing Date, which will have a fair market value of approximately $200,000, will be determined based upon the average closing price of the Company's Common Stock for the ten-day trading period prior to the third business day before the Second Closing Date, provided, however, that in no event will the price per share exceed $2.00 or be less than $1.70 for purposes of this calculation.

     The following unaudited pro forma results of operations for the three-month periods ended March 31, 1998 and 1997 have been prepared by management based on the unaudited financial information for Shady Grove, the Maryland professional corporation, which management arrangement was entered into in March 1998, and Fertility Centers of Illinois, S.C. which management agreement was entered into in August 1997, adjusted where necessary, with respect to pre-acquisition periods, to the basis of accounting used in the historical financial statements of the Company. Such adjustments include modifying the results to reflect operations as if the Shady Grove management agreement had been consummated on January 1, 1998 and 1997, respectively, and as if the FCI management agreement had been consummated on January 1, 1997. Additional general corporate expenses which would have been required to support the operations of the new Network Sites are not included in the pro forma results. The unaudited pro forma results may not be indicative of the results that would have occurred if the management agreement had been in effect on the dates indicated or which may be obtained in the future.
                                                         For the three-month
                                                       periods ended March 31,
                                                           (000's omitted)
                                                       -----------------------
                                                          1998          1997
                                                       ---------      --------
                                                              (unaudited)

Revenues, net.........................................  $10,265        $7,136
Income before income taxes (1)........................  $   477        $  297
Net income............................................  $   388        $  230
Basic earnings per share of Common Stock..............  $  0.02        $ 0.02
Diluted earnings per share of Common Stock............  $  0.02        $ 0.02

(1) Income before income taxes includes approximately $278,000 and $274,000 of amortization of exclusive management rights and goodwill in 1998 and 1997, respectively.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month periods ended March 31, 1998 and 1997 is as follows (000's omitted, except for per share amounts):

                                                     1998                                 1997
                                    ----------------------------------     ----------------------------------
                                      Income       Shares     Per-Share      Income      Shares     Per-Share
                                    (Numerator) (Denominator)  Amount      (Numerator)(Denominator)  Amount
                                    ----------- -------------  ------      ----------- ------------  ------

Net income (loss)............           $210                                   $(45)
Less: Preferred stock
   dividends accrued.........            (33)                                   (33)
                                        ----                                   ----


Basic EPS
Income (loss) available to
   Common stockholders.......           $177         20,024      $0.01         $(78)       9,544     $(0.01)
                                        ====         ======      =====         ====        =====     ======

Effect of Dilutive Securities
Options......................            --             168                     --           --

Warrants.....................            --             209                     --           --
                                        ----         ------                    ----        -----

Diluted EPS (1)
Income (loss) available to
Common stockholders + assumed
   conversions...............           $177         20,401      $0.01         $(78)       9,544     $(0.01)
                                        ====         ======      =====         ====        =====     ======

     Options to purchase 1,013,991 shares of Common Stock and warrants to purchase 367,266 shares of Common Stock at prices ranging from $2.03 to $3.75 per share and from $9.02 to $10.34 per share, respectively, were outstanding as of March 31, 1998 but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the shares of Common Stock.

     For the three-month period ended March 31, 1998, the 593,006 shares of Common Stock from the assumed conversion of Preferred Stock are excluded in computing the diluted per share amount as they are antidilutive.

     For the three-month period ended March 31, 1997, the effect of the assumed exercise of options to purchase 1,133,783 shares of Common Stock at a weighted average exercise price of $1.86 per share and warrants to purchase 370,377 shares of Common Stock at prices ranging from $1.25 to $13.79 per share, and 265,030 shares of Common Stock from the assumed conversion of Preferred Stock are excluded in computing the diluted per share amount as they are antidilutive.

NOTE 8 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
         TRANSACTIONS:

     In connection with its acquisition of the exclusive right to manage CFRM in January 1998, the Company issued 184,314 shares of Common Stock with an aggregate fair value equal to approximately $300,000.

     In connection with its acquisition of the exclusive right to manage the Shady Grove P.C., in March 1998, the Company issued 639,551 shares of Common Stock with an aggregate fair value equal to approximately $1.2 million and approximately $1.1 million in promissory notes. The Company also recorded an

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

additional debt obligation of approximately $1.5 million which represents the amount owed to acquire the balance of the capital stock of Shady Grove, which should occur on or about November 1, 1998.

     In connection with its acquisition of the exclusive right to manage Bay Area Fertility in January 1997, the Company issued 333,333 shares of Common Stock with an aggregate fair value equal to approximately $500,000.

     In March and April 1998, pursuant to amendments to the Bay Area, FCI and Shady Grove management agreements, the Company issued warrants to purchase an aggregate 150,000 shares of the Company's Common Stock at a weighted average exercise price of $1.77 per share to the shareholder physicians of the respective medical practices in exchange for an extension of the term of the Company's respective managements agreement from twenty to twenty-five years.

     In the three-month period ended March 31, 1997, the Company entered into a capital lease obligation in the amount of $105,000 for medical equipment.

     Accrued dividends on Convertible Preferred Stock outstanding increased by $33,000 to $497,000 and by $33,000 to $364,000, in the three-month periods ended March 31, 1998 and 1997, respectively.

     State taxes, which primarily reflect various state income taxes, of $76,000 and $2,000 were paid in the three-month periods ended March 31, 1998 and 1997, respectively.

     Interest paid in cash in the three-month periods ended March 31, 1998 and 1997 amounted to $72,000 and $11,000, respectively. Interest received in the three-month periods ended March 31, 1998 and 1997 amounted to $12,000 and $34,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Overview

     During the first quarter of 1998, the Company consummated an equity private placement of $5.5 million with entities affiliated with Morgan Stanley Venture Partners providing for the purchase of 3,235,294 shares of the Company's Common Stock at a price of $1.70 per share and 240,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price. Approximately half of these funds were or will be used by the Company to purchase the capital stock of Shady Grove Fertility Centers, Inc. ("Shady Grove") and the right to manage Levy, Sagoskin and Stillman M.D., P.C. (the "Shady Grove P.C.") an infertility physician group practice comprised of six physicians and four locations in the greater Washington, D.C. area. The Shady Grove management agreement represents the second most significant management agreement entered into by the Company to date.

     Since inception through December 31, 1997, the management agreements related to the Long Island and Boston Network Sites have been incorporated in the Company's consolidated financial statements via the display method as the Company believed that these management agreements provided it with a "net profits or equivalent interest" in the net profits of the medical services furnished by the Medical Practices at the Long Island and Boston Network Sites. Consequently, for the Long Island and Boston Network Sites, the Company has historically presented the Medical Practices' patient services revenue, less amounts retained by the Medical Practices, or "Medical Practice retainage", as "Revenues after Medical Practice retainage" in its consolidated statement of operations ("display method"). Due to changes in the management agreements related to the Long Island and Boston Network Sites effective in October 1997 and January 1998, respectively, the Company no longer displays the patient services revenue of the Long Island and Boston Medical Practices. As a result, the Company no longer displays the patient services revenue and Medical Practice retainage related to these Network Sites in the accompanying consolidated statement of operations for the periods prior to January 1, 1998. The revised management agreements provide for the Company to receive a specific management fee which the Company has reported in "Revenues, net" in the accompanying consolidated statement of operations. The revised agreements provide for increased incentives and risk-sharing for the Company's affiliated Medical Practices.

     The RSC Division currently consists of eleven Network Sites. During the three-month period ended March 31, 1998, the RSC Division derived its revenues pursuant to eleven management agreements, including two of which were entered into subsequent to the first quarter in 1997. During the three-month period ended March 31, 1997, the RSC Division principally derived its revenues pursuant to eight management agreements.

Results of Operations

 Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Revenues, net for the three months ended March 31, 1998 (the "first quarter of 1998") were approximately $8.7 million as compared to approximately $4.7 million for the three months ended March 31, 1997 (the "first quarter of 1997"), an increase of 86.4%. In the first quarter of 1998, the Company's RSC Division and AWM Division contributed 95.4% and 4.6%, respectively, of the Company's total revenues compared to 85.8% and 14.2%, respectively, in the first quarter of 1997.
                                       15

     RSC Division revenues for the first quarter of 1998 more than doubled to approximately $8.3 million as compared to $4.0 million for the first quarter of 1997. For the first quarter of 1998, revenues at Network Sites existing in the comparable period in 1997 increased by 28.1%, due to increases in volume primarily attributable to new service offerings at certain Network Sites. Revenues under the RSC Division were comprised of (i) three-part management fees, (ii) management fees based on a percentage of revenues and reimbursed costs of services, (iii) management fees based on a fixed fee plus reimbursed costs of services, and (iv) patient service revenues. Three- part management fee revenues were approximately $6.3 million in the first quarter of 1998 compared to approximately $1.2 million in the first quarter of 1997. The significant increase in three-part management fee revenues was attributable to new management agreements entered into in the first quarter of 1998 and the second and the third quarters of 1997, and to the change in the Boston Network Site management agreement pursuant to which the Company's compensation was revised to consist of a three-part management fee as opposed to patient service revenues. Management fees based on a percentage of revenues and reimbursed costs of services were approximately $1.0 million in the first quarter of 1998 compared to approximately $879,000 in the first quarter of 1997, an increase of 14.0%, due to an increase in volume. Management fees based on a fixed fee plus reimbursed costs of services were approximately $791,000 in the first quarter of 1998 compared to $0 in the first quarter of 1997 due to the change in the Long Island Network Site management agreement pursuant to which the Company's compensation was revised to consist of a fixed fee plus reimbursed costs of services as opposed to patient service revenues. Patient service revenues decreased to approximately $242,000 in the first quarter of 1998 compared to approximately $2.0 million for the first quarter of 1997 due to the changes in the terms of the Company's management agreements related to the Long Island and Boston Network Sites. AWM Division revenues for the first quarter of 1998 were approximately $406,000 as compared to $668,000 for the first quarter of 1997, a decrease of 39.2%, due to lower volume.

     Operating expenses incurred on behalf of the Network Sites nearly doubled to approximately $7.0 million in the first quarter of 1998 as compared to approximately $3.6 million in the first quarter of 1997. This increase was primarily attributable to new management agreements entered into in the first quarter of 1998 and the second and the third quarters of 1997 under the RSC Division. This increase was also partly attributable to additional costs associated with increases in volume at existing Network Sites. As a percentage of Revenues, net, operating expenses increased to 80.1% in the first quarter of 1998 as compared to 77.0% in the first quarter of 1997, primarily due to the decrease in revenues from the AWM Division and to the higher cost structures currently existing at the Network Sites established in the second and third quarters of 1997 and the first quarter of 1998.

     Network Sites' contribution was approximately $1.7 million in the first quarter of 1998 as compared to $1.1 million in the first quarter of 1997, an increase of approximately 61.3%, as a result of new management agreements entered into in the first quarter of 1998 and the second and the third quarters of 1997 and to the increases in revenues at existing Network Sites. As a percentage of revenues, Network Sites' contribution decreased to 19.9% in the first quarter of 1998 as compared to 23.0% in the first quarter of 1997, due to the negative contribution to earnings from operations at the AWM Division and the higher cost structures currently existing at the Network Sites established in the second and third quarters of 1997 and the first quarter of 1998.

     General and administrative expenses for the first quarter of 1998 were approximately $1.2 million as compared to approximately $977,000 million in the first quarter of 1997, an increase of 21.3%. As a percentage of revenues, general and administrative expenses decreased to approximately 13.5% from approximately 21.0% due to the increase in revenues discussed above.

     Amortization of intangible assets was $233,000 in the first quarter of 1998 as compared to $137,000 in the first quarter of 1997. This increase was attributable to the Company's acquisitions in the first quarter of 1998 and the second and third quarters of 1997.

     Interest income for the first quarter of 1998 decreased to $12,000 from $34,000 for the first quarter of 1997, due to a lower cash balance. Interest expense for the first quarter of 1998 increased to $72,000 from $10,000 in the first quarter of 1997, primarily due to an increase in bank borrowings.

     The provision for income taxes primarily reflected various state income taxes in the first quarter of 1998 and in the first quarter of 1997, respectively.

     Net income was $210,000 in the first quarter of 1998 as compared to a net loss of $45,000 in the first quarter of 1997. This net income was primarily due to a $660,000 increase in Network Site contribution, partially offset by a $208,000 increase in general and administrative expenses, a $96,000 increase in amortization of intangible assets and a $84,000 increase in net interest expenses.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through sales of equity securities. More recently, the Company has commenced using bank financing for working capital and acquisition purposes. The Company anticipates that its acquisition strategy will continue to require substantial capital investment. Capital is needed not only for additional acquisitions, but also for the effective integration, operation and expansion of the Company's existing Network Sites. The Medical Practices may require capital for renovation and expansion and for the addition of medical equipment and technology. The Company is in the process of seeking to obtain a line of credit to fund its acquisition strategy over the next year.

     During the first quarter of 1998, the Company consummated an equity private placement of $5.5 million with entities affiliated with Morgan Stanley Venture Partners providing for the purchase of 3,235,294 shares of the Company's Common Stock at a price of $1.70 per share and 240,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price. Approximately half of these funds were or will be used by the Company to purchase the capital stock of Shady Grove and the right to manage the Shady Grove P.C.'s infertility medical practice. The balance of these funds have been and will continue to be used for working capital purposes.

     At March 31, 1998, the Company had working capital of approximately $7.1 million, approximately $2.4 million of which consisted of cash and cash equivalents, compared to working capital of approximately $4.1 million at December 31, 1997, approximately $1.9 million of which consisted of cash and cash equivalents. The net increase in working capital at March 31, 1998 was principally due to the $5.5 million proceeds received from the equity private placement with Morgan Stanley, an approximate $2.4 million increase in net patient accounts receivable, and an approximate $1.4 million decrease in accounts payable, partially offset by approximately $3.1 million in payments for exclusive management rights, an approximate $1.8 million increase in short-term debt related to the Shady Grove transaction, an approximate $455,000 increase in Due to Medical Providers, and payments of $438,000 for the purchase of fixed assets and leasehold improvements related to new and existing Network Sites.

     During the first quarter of 1998, the Company completed its second in-market merger with the addition of two physicians to the FCI practice and entered into one new management agreement with the Shady Grove, P.C. The aggregate purchase price of these transactions, exclusive of acquisition costs, was approximately $7.2 million, consisting of approximately $4.0 million in cash, $1.5 million in promissory notes, 823,865 shares of the Company's Common Stock, and approximately an additional $200,000 in shares of the Company's
Common Stock. A portion of the aggregate purchase price related to the Shady Grove acquisition will be paid in November 1998 as follows: approximately $1.0 million in cash, $403,000 in promissory notes and approximately $200,000 in shares of the Company's Common Stock. The $1.1 million of promissory notes currently outstanding are payable in two equal annual installments, due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%. The number of shares of Common Stock of the Company to be issued in November 1998 will be determined based upon the average closing price of the Company's Common Stock for the ten-day trading period prior to the third business day before the Second Closing Date, provided, however, that in no event will the price per share exceed $2.00 or be less than $1.70 for purposes of this calculation.

     As of March 31, 1998, under three of its management agreements, the Company is obligated to advance funds to the Medical Practices to provide a minimum physician draw (up to an aggregate of approximately $465,000 in 1998) and to provide new services, utilize new technologies, fund projects, purchase the net accounts receivable of the Medical Practices and for other purposes. Any advances are to be repaid monthly and will bear interest at the prime rate used by the Company's primary bank in effect at the time of the advance.

     As of March 31, 1998, the entire balance of the Company's $1.5 million credit facility dated November 21, 1996 (the "Credit Facility") with First Union National Bank (the "Bank") was outstanding. Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.75% per annum. The Credit Facility terminates on July 1, 1998 and is secured by the Company's assets.

     On November 13, 1997, the Company entered into a $4.0 million non-restoring line of credit with the Bank (the "New Credit Facility"). Borrowings under the

New Credit Facility bear interest at the Bank's prime rate plus 1% per annum. Accrued interest only on borrowings is payable commencing December 1, 1997 and all principal and accrued interest is due and payable on April 30, 1999. The New Credit Facility is cross collateralized and cross- defaulted with the Credit Facility and is secured by the Company's assets. As of March 31, 1998, $750,000 was outstanding under the New Credit Facility.

     As of March 31, 1998, dividend payments of $497,000 on the Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") were in arrears. The Company does not anticipate the payment of any dividends on the Convertible Preferred Stock in the foreseeable future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.
                        Not applicable.

     Item 2.      Changes in Securities.
                        The following sets forth all of the unregistered sales of securities by the Company during the first quarter of 1998:

                        i. In January 1998, the Company amended its management agreement with FCI to include two of the three physicians practicing under CFRM (See Note 6). The aggregate consideration included the issuance of 184,314 shares of Common Stock to the two physicians who became affiliated with FCI.

                        ii. In January 1998, the Company consummated an equity private placement of $5.5 million with entities (the "Funds") affiliated with Morgan Stanley Venture Partners providing for the purchase of 3, 235,294 shares of the Company's Common Stock at a price of $1.70 per share and 240,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price.

                        iii. In March  1998,  the  Company  issued  warrants  to
                             acquire 60,000 shares of Common Stock at an exercise price of $1.80 per share to the shareholders of FCI in consideration of extending the Company's management agreement with FCI from 20 to 25 years.

                        iv. In March 1998, the Company consummated the acquisition of a majority of the capital stock of Shady Grove Fertility Centers, Inc. As partial payment of the consideration for the capital stock acquired, the Company issued 639,551 shares of Common Stock.

                        The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Except as otherwise indicated, the sale of securities was without the use of an underwriter, and the certificates evidencing the shares bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act of 1933, as amended.

     Item 3.      Defaults Upon Senior Securities.
                        As of March 31, 1998, dividend payments of $497,000 on the Convertible Preferred Stock were in arrears.

     Item 4.      Submission of Matters to Vote of Security Holders.
                        None.

     Item 5.      Other Information.
                        In connection with the Company's January 1998 equity private placement with the Funds, M. Fazle Husain, a managing member of a general partner of the Funds, became a member of the Company's Board of Directors effective January 23, 1998.

                        Pursuant to the Company's management agreement with Shady Grove Fertility Centers, Inc., Michael J. Levy, M.D., an employed shareholder physician of the affiliated medical practice, became a member of the Company's Board of Directors effective March 12, 1998.

     Item 6.      Exhibits and Reports on Form 8-K.

                     (a) Exhibits.
                             See Index to Exhibits on pages 21-22.
                     (b) Reports on Form 8-K.
                             On March 24, 1998, the Company filed with the Securities and Exchange Commission a Form 8-K reporting the Company's acquisition of the majority of the capital stock of Shady Grove Fertility Centers, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  INTEGRAMED AMERICA, INC.
                                                  (Registrant)




Date: May 14, 1998                       By:      /s/ Eugene R. Curcio
                                                  --------------------
                                                  Eugene R. Curcio
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                                  Exhibit

4.9 (a) --   Warrant issued to Brian Kaplan, M.D.

4.9 (b) --   Warrant issued to Aaron S. Lifchez, M.D.

4.9 (c) --   Warrant issued to Jacob Moise, M.D.

4.9 (d) --   Warrant issued to Jorge Valle, M.D.

4.10(a) --   Warrant issued to Donald Galen, M.D.

4.10(b) --   Warrant issued to Arnold Jacobson, M.D.

4.10(c) --   Warrant issued to Louis Weckstein, M.D.

4.11(a) --   Warrant issued to Michael J. Levy, M.D.

4.11(b) --   Warrant issued to Arthur W. Sagoskin, M.D.

4.11 (c)--   Warrant issued to Robert J. Stillman, M.D.

10.2 (a)--   Copy of Amendment to Registrant's 1992 Stock Option Plan (4)

10.61(a)--   Amendment No. 1 to Management Agreement between IntegraMed America,
             Inc. and Bay Area Fertility and Gynecology Medical Group, Inc.

10.80(a) --  Amendment   effective   January  29,   1998  to   Contract   Number
             DADA15-96-C-009 between INMD and the Department of the Army, Walter
             Reed Army  Medical  Center  for In Vitro  Fertilization  Laboratory
             Services.

10.93    --  Amendment  No. 4 to Management  Agreement  between  Registrant  and
             Fertility Centers of Illinois, S.C. dated January 9, 1998 (1)

10.94    --  Investment  Agreement between Registrant and Morgan Stanley Venture
             Partners III, L.P.., Morgan Stanley Venture Investors III, L.P. and the Morgan Stanley Venture Partners Entrepreneur Fund, L.P. (2)

10.95    --  Amendment  No. 5 to Management  Agreement  between  Registrant  and
             Fertility Centers of Illinois, S.C. dated March 5, 1998 (3).

10.96    --  Termination  Agreement  by and among  Women's  Medical & Diagnostic
             Center, Inc., W. Banks Hinshaw, Jr., Ph.D., M.D., and Robin E. Markle, M.D. (3)

10.100   --  Asset Purchase and Sale Agreement by and among IntegraMed  America,
             Inc. and Fertility Centers of Illinois, S.C., Advocate Medical Group, S.C. and Advocate MSO, Inc. dated January 9, 1998 (3)

10.101   --  Physician   Employment   Agreement  between  Fertility  Centers  of
             Illinois,  S.C. and Laurence A. Jacobs,  M.D. dated January 9, 1998
             (3).

10.102   --  Physician   Employment   Agreement  between  Fertility  Centers  of
             Illinois,  S.C. and John J.  Rapisarda,  M.D. dated January 9, 1998
             (3).

10.103   --  Personal  Responsibility   Agreement  entered  into  by  and  among
             IntegraMed America,  Inc., Fertility Centers of Illinois,  S.C. and
             John J. Rapisarda, M.D. dated January 9, 1998 (3).

10.104   --  Personal  Responsibility   Agreement  entered  into  by  and  among
             IntegraMed America,  Inc., Fertility Centers of Illinois,  S.C. and
             Laurence A. Jacobs, M.D. dated January 9, 1998 (3).

10.105   --  Management  Agreement between Shady Grove Fertility  Centers,  P.C.
             and Levy,  Sagoskin and Stillman,  M.D.,  P.C. dated March 11, 1998
             (3).

10.105(a) -- Amendment  No.  1  to  Management  Agreement  between  Shady  Grove
             Fertility Centers, Inc. and Levy, Sagoskin and Stillman, M.D.,P.C.

10.106   --  Submanagement Agreement between Shady Grove Fertility Centers, Inc.
             and IntegraMed America, Inc. dated March 12, 1998 (3).

10.107   --  Stock Purchase and Sale Agreement among  Integramed  America,  Inc.
             and Michael J. Levy, M.D., Robert J. Stillman, M.D. and Arthur W. Sagoskin, M.D. dated March 12, 1998 (3).

10.108   --  Personal Responsibility  Agreement by and among IntegraMed America,
             Inc. and Arthur W. Sagoskin, M.D. dated March 12, 1998 (3).

10.109   --  Personal Responsibility  Agreement by and among IntegraMed America,
             Inc. and Michael J. Levy, M.D. dated March 12, 1998 (3).

10.110   --  Physician-Stockholder  Employment  Agreement between Levy, Sagoskin and Stillman, M.D., P.C. and Michael J. Levy, M.D. dated March 11, 1998 (3).

10.111   --  Physician-Stockholder  Employment  Agreement between Levy, Sagoskin and Stillman, M.D., P.C. and Arthur W. Sagoskin, M.D. dated March 11, 1998 (3).

10.112   --  Physician-Stockholder  Employment  Agreement between Levy, Sagoskin and Stillman, M.D., P.C. and Robert J. Stillman, M.D. dated March 11, 1998 (3).

27       --  Financial Data Schedule

----------------------------------------

(1) Filed as Exhibit with identical exhibit number to Schedule 13D dated February 11, 1998.

(2) Filed as Exhibit with identical exhibit number to registrant's Report on Form 8-K dated January 23, 1998.

(3) Incorporated by reference to the Exhibit with the identical number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to the Registrant's Definitive Proxy Statement filed on May 5, 1998.