Form 10-Q
period 1998-06-30
INTEGRAMED AMERICA INC
filed 1998-08-13
CIK 885988

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

                  For the quarterly period ended June 30, 1998

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

                                 Yes [X] No [ ]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 31, 1998 was 21,372,369.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            PAGE

PART I  -        FINANCIAL INFORMATION

    Item 1.      Financial Statements

                   Consolidated Balance Sheet at June 30, 1998 (unaudited)
                      and December 31, 1997................................... 3

                   Consolidated Statement of Operations for the three and
                      six-month periods ended June 30, 1998 and
                      1997 (unaudited)........................................ 4

                   Consolidated Statement of Cash Flows for the six-month
                      periods ended June 30, 1998 and 1997 (unaudited)........ 5

                   Notes to Consolidated Financial Statements (unaudited)...6-15

    Item 2.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.............................. 16-22

    Item 3.      Quantitative and Qualitative Disclosures About Market Risk...22


PART II -        OTHER INFORMATION

    Item 1.      Legal Proceedings............................................23

    Item 2.      Changes in Securities........................................23

    Item 3.      Defaults upon Senior Securities..............................23

    Item 4.      Submission of Matters to a Vote of Security Holders..........24

    Item 5.      Other Information............................................24

    Item 6.      Exhibits and Reports on Form 8-K.............................24


SIGNATURES              ......................................................25

INDEX TO EXHIBITS.............................................................26

PART I  -  FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           (all dollars in thousands)
                                     ASSETS
                                                                                          June 30,              December 31,
                                                                                            1998                    1997
                                                                                          -------                 -------
                                                                                          (unaudited)
Current assets:

  Cash and cash equivalents ..........................................................     $ 2,553                 $ 1,930
  Patient accounts receivable, less allowance for doubtful accounts of $460 and $180
    in 1998 and 1997, respectively....................................................      11,465                   7,061
 Management fees receivable, less allowance for doubtful accounts of $170 and $214
    in 1998 and 1997, respectively....................................................       1,385                   1,600
  Other current assets ...............................................................       1,947                   1,757
                                                                                           -------                 -------
      Total current assets............................................................      17,350                  12,348
                                                                                           -------                 -------
  Fixed assets, net ..................................................................       5,192                   4,742
  Intangible assets, net..............................................................      20,221                  18,445
  Other assets........................................................................         575                     566
                                                                                           -------                 -------
      Total assets....................................................................     $43,338                 $36,101
                                                                                           =======                 =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................     $   669                 $ 1,475
  Accrued liabilities.................................................................       4,658                   2,260
  Due to Medical Practices (see Note 2)...............................................       2,016                   1,745
  Dividends accrued on Preferred Stock................................................         530                     464
  Notes payable and current portion of long-term debt.................................       2,138                     614
  Current portion of exclusive management rights obligation...........................         289                     472
  Patient deposits ...................................................................       1,985                   1,236
                                                                                           -------                 -------
      Total current liabilities.......................................................      12,285                   8,266
                                                                                           -------                 -------
Long-term debt .......................................................................       3,171                     451
Exclusive management rights obligation................................................         891                   1,391
Commitments and Contingencies.........................................................        --                      --
Shareholders' equity
  Preferred Stock, $1.00 par value -
    3,165,644  shares  authorized  in 1998 and 1997,  respectively  -  2,500,000 undesignated;  665,644 shares designated as Series A Cumulative  Convertible of which 165,644 shares were issued and outstanding in 1998 and
    1997, respectively................................................................         166                     166
  Common Stock, $.01 par value - 50,000,000 and 25,000,000 shares authorized;
    21,372,369 and 17,198,616 shares issued and outstanding in 1998 and 1997,
    respectively......................................................................         213                     172
  Capital in excess of par ...........................................................      53,366                  46,471
  Accumulated deficit ................................................................     (26,754)                (20,816)
                                                                                           -------                 -------
      Total shareholders' equity .....................................................      26,991                  25,933
                                                                                           -------                 -------
      Total liabilities and shareholders' equity......................................     $43,338                 $36,101
                                                                                           =======                 =======

        See accompanying notes to the consolidated financial statements.




                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                                     For the                For the
                                                                                three-month period     six-month period
                                                                                  ended June 30,         ended June 30,
                                                                                -------------------    ------------------
                                                                                  1998        1997       1998       1997
                                                                                -------      ------    -------    -------
                                                                                     (unaudited)           (unaudited)

Revenues, net (see Note 2)....................................................   $9,830      $4,389    $18,171     $8,413
Costs of services incurred on behalf of Network Sites:
   Employee compensation and related expenses.................................    3,753       1,959      7,316      3,915
   Direct materials...........................................................    1,453         330      2,206        627
   Occupancy costs............................................................      723         356      1,395        734
   Depreciation...............................................................      348         176        633        361
   Other expenses.............................................................    1,229         223      2,396        426
                                                                                -------      ------    -------     ------
   Total costs of services....................................................    7,506       3,044     13,946      6,063
                                                                                -------      ------    -------     ------

Network Sites' contribution...................................................    2,324       1,345      4,225      2,350

General and administrative expenses...........................................    1,358       1,046      2,471      2,023
Amortization of intangible assets.............................................      266          97        447        188
Interest income...............................................................       (9)        (33)       (21)       (67)
Interest expense..............................................................      108          23        180         33
                                                                                -------      ------    -------     ------
Total other expenses..........................................................    1,723       1,133      3,077      2,177

Restructuring and other charges (see Note 8)..................................    2,084         --       2,084        --

(Loss) income from continuing operations before income taxes..................   (1,483)        212       (936)       173
Provision for income taxes....................................................      102          33        151         65
                                                                                -------      ------    -------     ------
(Loss) income from continuing operations......................................   (1,585)        179     (1,087)       108

Discontinued operations (see Note 7):
   Loss from operations of discontinued AWM Division (less applicable
      income taxes of $0).....................................................      635          85        923         59
   Loss from disposal of AWM Division, including provision of $243,000 for operating losses during phase-out period (less applicable
      income taxes of $0).....................................................    3,928         --       3,928        --
                                                                                -------      ------    -------     ------
Net (loss) income.............................................................  $(6,148)     $   94    $(5,938)    $   49
Less: Dividends accrued on Preferred Stock....................................        33         33         66         66
                                                                                -------      ------    -------     ------
Net (loss) income applicable to Common Stock..................................  $(6,181)     $   61    $(6,004)    $  (17)
                                                                                =======      ======    =======     ======
Basic and diluted (loss) earnings per share of Common Stock:
   Continuing operations......................................................  $ (0.08)     $ 0.02    $ (0.06)    $ 0.00
   Discontinued operations....................................................    (0.21)      (0.01)     (0.23)     (0.00)
                                                                                -------      ------    -------     ------
   Net (loss) earnings........................................................  $ (0.29)     $ 0.01    $ (0.29)    $(0.00)
                                                                                =======      ======    =======     ======
Weighted average shares - basic...............................................   21,348       9,630     20,667      9,587
                                                                                =======      ======    =======     ======
Weighted average shares - diluted.............................................   21,348       9,772     20,667      9,752
                                                                                =======      ======    =======     ======

        See accompanying notes to the consolidated financial statements.




                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (all amounts in thousands)


                                                                                               For the
                                                                                          six-month period
                                                                                            ended June 30,
                                                                                          ------------------
                                                                                           1998        1997
                                                                                          ------      ------
                                                                                             (unaudited)
Cash flows from operating activities:
  Net (loss) income ..............................................................       $(5,938)     $    49
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Depreciation and amortization..................................................         1,306          759
   Writeoff of tangible and intangible assets ....................................         5,541           95
   Changes in assets and liabilities-- (Increase) decrease in assets:
        Patient accounts receivable...............................................        (3,324)        (650)
        Management fees receivable................................................          (675)        (578)
        Other current assets......................................................          (298)        (523)
        Other assets..............................................................            (9)        (176)
     Increase (decrease) in liabilities:
         Accounts payable.........................................................        (1,106)           2
         Accrued liabilities......................................................           915          (46)
         Due to Medical Practices.................................................           271           25
         Patient deposits.........................................................           537          233
                                                                                         -------      -------
   Net cash used in operating activities..........................................        (2,780)        (810)
                                                                                         -------      -------

  Cash flows (used in) provided by investing activities:
     Proceeds from short term investments.........................................           --         2,000
     Purchase of net liabilities (assets) of acquired businesses..................           487          (61)
     Payments for exclusive management rights and related acquisition costs.......        (3,218)      (2,165)
     Purchase of fixed assets and leasehold improvements..........................          (802)        (258)
     Proceeds from sale of fixed assets...........................................            57          139
                                                                                         -------      -------
  Net cash used in investing activities...........................................        (3,476)        (345)
                                                                                         -------      -------

  Cash flows provided by (used in) financing activities:
     Proceeds from issuance of Common Stock.......................................         5,500          --
     Used for stock issue costs...................................................           (74)         --
     Proceeds from bank under Credit Facility.....................................         2,000          250
     Principal repayments on debt.................................................          (540)        (131)
     Principal repayments under capital lease obligations.........................           (69)         (66)
     Proceeds from exercise of Common Stock options...............................            62           14
                                                                                         -------      -------
Net cash provided by financing activities.........................................         6,879           67
                                                                                         -------      -------

Net increase (decrease) in cash and cash equivalents..............................           623       (1,088)
Cash and cash equivalents at beginning of period..................................         1,930        3,952
                                                                                         -------      -------


Cash and cash equivalents at end of period........................................       $ 2,553      $ 2,864
                                                                                         =======      =======

        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 1998, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries, IVF America (NY), Inc., IVF America (MA), Inc., IVF America (PA), Inc., IVF America (NJ), Inc., IVF America
(MI), Inc., IntegraMed America of Illinois, Inc., Shady Grove Fertility Centers, Inc. (see Note 6) and the Adult Women's Medical Center, Inc. ("AWMC"). All significant intercompany transactions have been eliminated. The Company derives its revenues from management agreements and, with respect to one managed Network Site and AWMC, from patient service revenues. The Company does not consolidate the results of its managed Network Sites. In June 1998, the Company committed itself to a formal plan to dispose of the AWMC operations which it anticipates to occur by September 30, 1998. Effective August 6, 1998, IVF America (NY), Inc., IVF America (MA), Inc., IVF America (PA), Inc. and IVF America (MI), Inc. were merged into IntegraMed America, Inc.

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") issued EITF No. 97-2. The EITF reached a consensus concerning certain matters relating to the physician practice management ("PPM") industry with respect to the consolidation of professional corporation revenues and the accounting for business corporations. As an interim step before the consensus, the EITF allowed PPMs to display the revenues and expenses of managed physician practices in the statement of operations (the "display method") if the terms of the management agreement provided the PPM with a "net profits or equivalent interest" in the medical services furnished by the respective medical practices. It is the Company's understanding that the EITF did not and would not object to the use of the display method in PPM financial statements for periods ending before December 15, 1998. As the Company does not consolidate its managed Network Sites, the adoption of EITF 97-2 in 1998 does not have a material impact on the Company's financial position, cash flows or results of operations. As discussed below, the Company has discontinued the display of revenues for its Long Island and Boston Network Sites due to changes in the respective management agreements.

     Since inception through December 31, 1997, the management agreements related to the Long Island and Boston Network Sites have been incorporated in the Company's consolidated financial statements via the display method as the Company believed that these management agreements provided it with a "net profits or equivalent interest" in the medical services furnished by the Medical Practices at the Long Island and Boston Network Sites. Consequently, for the Long Island and Boston Network Sites, the Company has historically presented the Medical Practices' patient services revenue, less amounts retained by the Medical Practices, or "Medical Practice retainage", as "Revenues after Medical Practice retainage" in its consolidated statement of operations (the "display method"). Due to changes in the terms of the management agreements related to the Long Island and Boston Network Sites, effective in October 1997 and January 1998, respectively, the Company no longer displays the patient services revenue of the Long Island and Boston Medical Practices. As a result, the Company no longer displays the patient services revenue and Medical Practice retainage related to these Network Sites in the accompanying consolidated statement of operations for the periods prior to January 1, 1998. The revised management agreements provide for the Company to receive a specific management fee which the Company has reported in "Revenues, net" in the accompanying Consolidated Statement of Operations.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   Revenue and cost recognition -

   Reproductive Science Center Division ("RSC Division")

     The RSC Division currently consists of ten Network Sites. During the three and six-month periods ended June 30, 1998, the RSC Division derived its revenues pursuant to eleven management agreements, including three of which were entered into subsequent to June 1, 1997 and one which was terminated effective July 1, 1998. During the three and six-month periods ended June 30, 1997, the RSC Division principally derived its revenues pursuant to eight management agreements.

     Under eight of the agreements, including the revised management agreement for the Boston Network Site, the Company receives as compensation for its management services a three-part management fee comprised of: (i) a fixed percentage of net revenues generally equal to 6%, (ii) reimbursed costs of services (costs incurred in managing a Medical Practice and any costs paid on behalf of the Medical Practice) and (iii) a fixed or variable percentage of earnings after management fees which is currently generally equal to 20%, or an additional variable percentage of net revenues generally ranging from 7% to 9.5%. Under the revised management agreement for the Long Island Network Site, as compensation for its management services, the Company receives a fixed fee (currently equal to $480,000 per annum), plus reimbursed costs of services.

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

     Prior to January 1, 1998, under another form of management agreement which had been in use at the Long Island and Boston Network Sites, the Company recorded all patient service revenues and, out of such revenues, the Company paid the Medical Practices' expenses, physicians' and other medical compensation, direct materials and certain hospital contract fees. Under these agreements, the Company guaranteed a minimum physician compensation based on an annual budget jointly determined by the Company and the physicians. The Company's management fee was payable only out of remaining revenues, if any, after the payment of physician compensation and all direct administrative expenses of the Medical Practice which were recorded as costs of service. Under these arrangements, the Company had been liable for payment of all liabilities incurred by the Medical Practices and had been at risk for any losses incurred in the operation thereof. Due to changes in the management agreements related to the Long Island and Boston Network Sites, effective in October 1997 and January 1998, respectively, the Company no longer displays patient service revenues of the Long Island and Boston Medical Practices which had been reflected in "Revenues, net" in the Company's consolidated statement of operations. The revised management agreements provide for the Company to receive a specific management fee which the Company will report in "Revenues, net" in its consolidated statement of operations. Under the revised management agreement for the Long Island Network Site, as compensation for its management services, the Company receives a fixed fee (currently equal to $480,000 per annum), plus reimbursed costs of services. Under the revised management agreement for the Boston Network Site, as compensation for its management services, the Company

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receives a three-part management fee consistent with the majority of the Company's existing management agreements. The revised agreements provide for increased incentives and risk-sharing for the Company's affiliated medical providers.

   AWM Division

     In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division which it anticipates to occur by September 30, 1998. The operating results of the AWM Division for the three and six-month periods ended June 30, 1998 and the charges recorded by the Company related to its disposal are reflected under "Discontinued Operations" in the accompanying Consolidated Statement of Operations (See Note 7).

     The AWM Division's operations had been comprised of one Network Site with two locations which were directly owned by the Company and a 51% interest in the National Menopause Foundation ("NMF"), a company which had developed multifaceted educational programs regarding women's healthcare. The Network Site had also been involved in clinical trials with major pharmaceutical companies.

     The Company had billed and recorded all patient service revenues of the Network Site and had recorded all direct costs incurred as costs of services. The medical providers had received a fixed monthly draw which had been adjusted quarterly by the Company based on the respective Network Site's actual operating results.

     Revenues in the AWM Division had also included amounts earned under contracts relating to clinical trials between the Network Site and various pharmaceutical companies. The Network Site had contracted with major pharmaceutical companies (sponsors) to perform women's medical care research mainly to determine the safety and efficacy of a medication. Research revenues had been recognized pursuant to each respective contract in the period which the medical services (as stipulated by the research study protocol) had been performed and collection of such fees had been considered probable. Net realization had been dependent upon final approval by the sponsor that procedures were performed according to study protocol. Payments collected from sponsors in advance for services are included in accrued liabilities, and costs incurred in performing the research studies had been included in costs of services rendered.

     The Company's 51% interest in NMF had been included in the Company's consolidated financial statements. The Company had recorded 100% of the patient service revenues and costs of NMF and had reported 49% of any profits of NMF as minority interest on the Company's consolidated balance sheet. Minority interest at June 30, 1998 and December 31, 1997 was $0.

   Patient accounts receivable--

     Patient accounts receivable represent receivables from patients for medical services provided by the Medical Practices. Such amounts are recorded net of contractual allowances and estimated bad debts. As of June 30, 1998 and December 31, 1997, of total patient accounts receivable of $11.5 million and $7.1 million, respectively, approximately $10.9 million and $4.5 million of patient accounts receivable were a function of Network Site revenue (i.e., the Company purchased the accounts receivable, net of contractual allowances, from the Medical Practice (the "Purchased Receivables")) and the remaining balances of $0.6 million and $2.6 million, respectively, were a function of net revenues of the Company (see -- "Revenue and cost recognition" above). Risk of loss in connection with non-collectiblity of Purchased Receivables is partially borne by the Company in an amount equal to the Company's proportionate share of revenues and/or earnings which are paid to the Company from the Medical Practice as its management fee. Risk of loss in connection with non-collectibility of patient accounts receivable which are a function of net revenues of the Company is borne by the Company.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Management fees receivable --

     Management fees receivable represent fees owed to the Company primarily for repayment of advances by the Company to certain of the Medical Practices pursuant to the respective management agreements with these Medical Practices (see -- "Revenue and cost recognition" above).

   Intangible assets --

     Intangible assets at June 30, 1998 and December 31, 1997 consisted of the following (000's omitted):

                                                   June 30,      December 31,
                                                   --------      ------------
                                                     1998             1997
                                                   --------        ---------

         Exclusive management rights.........      $21,193          $15,539
         Goodwill............................         --              3,890
         Trademarks..........................          395              395
                                                   -------          -------
              Total..........................       21,588           19,824
          Less-- accumulated amortization....       (1,367)          (1,379)
                                                   -------          -------
              Total..........................      $20,221          $18,445
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

     Amortization and recoverability

     The Company periodically reviews its intangible assets to assess recoverability; any impairments would be recognized in the consolidated statement of operations if a permanent impairment were determined to have occurred. Recoverability of intangibles is determined based on undiscounted expected earnings from the related business unit or activity over the remaining amortization period. Exclusive management rights are amortized over the term of the respective management agreement, usually ten to twenty-five years. Goodwill and other intangibles are amortized over periods ranging from three to forty years. Trademarks are amortized over five to seven years. During the three-month period ended June 30, 1998, the Company incurred a charge for the write-off of approximately $3.3 million of goodwill associated with the AWM Division and recorded an aggregate exclusive management right impairment charge of $1.4 million related to certain of the managed single-physician practices (see Notes 7 and 8). The fully depreciated asset balances related to the AWM Division and the certain single-physician practices were removed from the Company's records as of June 30, 1998. As of June 30, 1998, accumulated amortization of exclusive management rights and trademarks was $1,051,000 and $316,000, respectively. As of December 31, 1997, accumulated amortization of exclusive management rights, goodwill and trademarks was $802,000, $283,000 and $294,000, respectively.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 3 -- REVENUES AND NETWORK SITES' CONTRIBUTION:

     The following table sets forth for the three and six-month periods ended June 30, 1998 and 1997, Revenues, net and Network Sites' contribution for each of the Company's four types of management agreements (three-part management fee, percent of revenues plus reimbursed operating expenses, fixed fee plus reimbursed operating expenses, and patient service revenues):

                                                                          For the                For the
                                                                    three-month period      six-month period
                                                                       ended June 30,          ended June 30,
                                                                    --------------------    -----------------
                                                                      1998        1997        1998      1997
                                                                    -------     --------    ------    -------
Revenues, net:
     Management fees-- three-part management fee (1)..............   $7,346     $1,314     $13,652    $2,492
     Management fees-- percent of revenues plus reimbursed
       operating expenses of the New Jersey Network Site..........    1,267        974       2,269     1,853
     Management fees-- fixed fee plus reimbursed operating
       expenses for the Long Island Network Site (2)..............      876       --         1,667      --
     Patient service revenues (1), (2)............................      341      2,101         583     4,068
                                                                     ------     ------     -------    ------
         Total RSC Division revenues, net.........................   $9,830     $4,389     $18,171    $8,413
                                                                     ------     ------     -------    ------
Network Sites' contribution
   RSC Division  --
     Management fees..............................................   $2,199    $   681    $  4,065    $1,216
     Patient service revenues.....................................      125        664         160     1,134
                                                                     ------     ------     -------    ------
         Total RSC Division Network Sites' contribution...........   $2,324     $1,345    $  4,225    $2,350

   (1) Historically, revenues from the Boston Network Site have consisted of patient service revenues. Effective January 1, 1998, due to changes in the management agreement related to the Boston Network Site, revenues from this site consist of a three-part management fee.

   (2) Historically, revenues from the Long Island Network Site have consisted of patient service revenues. Effective October 1, 1997, due to changes in the management agreement related to the Long Island Network Site, revenues from this site consist of a fixed management fee plus reimbursed costs of services.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the three and six-month periods ended June 30, 1998 and 1997, the Boston, New Jersey, FCI (acquired in mid- August 1997), and Shady Grove (acquired in mid-March 1998) Network Sites provided greater than 10% of the Company's Revenues, net and Network Sites' contribution as follows:

                        Percent of Company       Percent of Network      Percent of Company     Percent of Network
                           Revenues, net         Sites' contribution        Revenues, net       Sites' contribution
                        for the three-month      for the three-month      for the six-month      for the six-month
                       period ended June 30,     period ended June 30,  period ended June 30,  period ended June 30,
                       ---------------------     ---------------------  ---------------------  ---------------------
                         1998        1997         1998        1997         1998        1997       1998      1997
                         ----        ----         ----        ----         ----        ----       ----      ----


     Boston..........    15.40      32.95        21.94       39.63         16.43    33.79         22.58    40.20
     New Jersey......    12.89      22.19        27.41       43.57         12.49    22.03         28.19    47.47
     FCI.............    24.78        --         25.56          --         27.22       --         28.78       --
     Shady Grove.....    16.33        --         11.10          --         10.65       --          7.22       --

NOTE 4 -- NOTES PAYABLE:

     In November 1996, the Company obtained a $1.5 million revolving credit facility (the "Credit Facility") issued by First Union National Bank (the "Bank"). Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.75% per annum, which at June 30, 1998, was 9.25%. The term of the Credit Facility has been extended to October 1, 1998 and is secured by the Company's assets. At June 30,1998 and December 31, 1997, $1.5 million and $250,000, respectively, were outstanding under the Credit Facility.

     On November 13, 1997, the Company entered into a $4.0 million non-restoring line of credit dated November 13, 1997 with the Bank (the "Second Credit Facility"). Borrowings under the Second Credit Facility bear interest at the Bank's prime rate plus 1% per annum. Accrued interest only on borrowings is payable commencing December 1, 1997 and all principal and accrued interest is due and payable on April 30, 1999. The Second Credit Facility is cross collateralized and cross-defaulted with the Credit Facility and is secured by the Company's assets. As of June 30, 1998 and December 31, 1997, $750,000 and $0, respectively, were outstanding under the Second Credit Facility.

     As part consideration for the acquisition of the capital stock of Shady Grove Fertility Centers, Inc., the Company issued $1.1 million in promissory notes which are payable in two equal annual installments, due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%.

     Also included in notes payable is the Company's aggregate obligation of approximately $1.6 million in the form of cash, stock, and a note to acquire the balance of the capital stock of Shady Grove Fertility Centers, Inc., on or about November 1, 1998 (see Note 6).

NOTE 5 -- EQUITY:

     During the first quarter of 1998, the Company consummated an equity private placement of $5.5 million with entities affiliated with Morgan Stanley Venture Partners ("Morgan Stanley") providing for the purchase of 3,235,294 shares of the Company's Common Stock at a price of $1.70 per share and 240,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price. The Company used or will use approximately half of these funds to acquire the capital stock of Shady Grove Fertility Centers, Inc. (see Note 6).

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      On March 12, 1998, the Company acquired the majority of the capital stock of Shady Grove Fertility Centers, Inc. ("Shady Grove"), currently a Maryland business corporation which provides management services, and formerly a Maryland professional corporation engaged in providing infertility services. Prior to the consummation of the transaction, Shady Grove had entered into a twenty-year management agreement with Levy, Sagoskin and Stillman, M.D., P.C. (the " Shady Grove P.C."), an infertility physician group practice comprised of six physicians and four locations surrounding the greater Washington, D.C. area. The Company will acquire the balance of the Shady Grove capital stock on or about November 1, 1998. The aggregate purchase price for all of the Shady Grove capital stock was $5.7 million, consisting of approximately $2.8 million in cash, approximately $1.4 million in Common Stock, and approximately $1.5 million in promissory notes. The purchase price was allocated to the various assets and liabilities assumed and the balance was allocated to exclusive management rights. On March 12, 1998, the Closing Date, the following consideration was paid: (i) approximately $1.8 million in cash, (ii) approximately $1.2 million in stock or 639,551 shares of Common Stock, and (iii) approximately $1.1 million in promissory notes. The Company will pay the balance of the aggregate purchase price of approximately $1.6 million in the form of cash, stock and a note on or about November 1, 1998 (the "Second Closing Date"), when the balance of the Shady Grove capital stock is transferred to the Company. The $1.1 million of promissory notes currently outstanding are payable in two equal annual installments due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%. The number of shares of Company Common Stock to be issued on the Second Closing Date, which will have a fair market value of approximately $200,000, will be determined based upon the average closing price of the Company's Common Stock for the ten-day trading period prior to the third business day before the Second Closing Date, provided, however, that in no event will the price per share exceed $2.00 or be less than $1.70 for purposes of this calculation.

     The following unaudited pro forma results of operations for the three and six-month periods ended June 30, 1998 and 1997 have been prepared by management based on the unaudited financial information for Shady Grove, the Maryland professional corporation, which management arrangement was entered into in March 1998, and Fertility Centers of Illinois, S.C. which management agreement was entered into in August 1997, adjusted where necessary, with respect to pre-acquisition periods, to the basis of accounting used in the historical financial statements of the Company. Such adjustments include modifying the results to reflect operations as if the Shady Grove management agreement had been consummated on January 1, 1998 and 1997, respectively, and as if the FCI management agreement, excluding the in-market mergers in 1997 and 1998, had been consummated on January 1, 1997. Additional general corporate expenses which would have been required to support the operations of the new Network Sites are not included in the pro forma results. The unaudited pro forma results may not be indicative of the results that would have occurred if the management agreement had been in effect on the dates indicated or which may be obtained in the future.

                                             INTEGRAMED AMERICA, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                For the three-month      For the six-month
                                                               period ended June 30,   period ended June 30,
                                                                 (000's omitted)          (000's omitted)
                                                               ---------------------   --------------------
                                                                  1998         1997      1998        1997
                                                               --------      -------   --------    --------
                                                                    (unaudited)             (unaudited)
Revenues, net.................................................   $ 9,830       $7,242    $19,677    $13,713
Net income from continuing operations (1).....................   $(1,585)      $  586    $  (920)   $   788
Basic and diluted earnings per share of Common Stock
   from continuing operations.................................   $ (0.08)      $ 0.05    $ (0.05)   $  0.06

(1) Pro forma income from continuing operations before restructuring and other charges for the three and six-month periods ended June 30, 1998 was $499,000 and approximately $1.2 million, respectively.


NOTE 7 -- DISCONTINUED OPERATIONS:

     In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division operations which it anticipates to occur by September 30, 1998. The plan for disposal includes selling certain of the fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records for a sales price ranging between approximately $400,000 and $500,000. As of June 30, 1998, the Consolidated Balance Sheet includes approximately $247,000 of accounts receivable, $138,000 of fixed assets, $580,000 of accrued liabilities, including a $243,000 reserve for estimated operating losses during the phase-out period and $136,000 for operating lease obligations, $332,000 in short-term notes, and $50,000 in capital lease obligations. During the three-month period ended June 30, 1998, the Company reported a loss from the disposal of the AWM Division of approximately $3.9 million, which included approximately $3.3 million related to the write-off of goodwill and $243,000 for estimated operating losses during the phase-out period. During the three-month periods ended June 30, 1998 and 1997, the AWM Division recorded revenues of $305,000 and $616,000, respectively. During the six-month periods ended June 30, 1998 and 1997, the AWM Division recorded revenues of $711,000 and approximately $1.3 million, respectively.

NOTE 8 -- RESTRUCTURING AND OTHER CHARGES:

     The Company recorded approximately $2.1 million in restructuring and other charges in the three-month period ended June 30, 1998. Such charges included approximately $1.4 million associated with its termination of its management agreement with the Reproductive Science Center of Greater Philadelphia ("RSC of Greater Philadelphia"), a single physician Network Site, effective July 1, 1998, which primarily consisted of exclusive management right impairment and other asset write-offs. Such charges also included approximately $700,000 for exclusive management right impairment losses related to two other single physician Network Sites.


NOTE 9 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six-month periods ended June 30, 1998 and 1997 is as follows (000's omitted, except for per share amounts):

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    For the                      For the
                                                              three-month period            six-month period
                                                                 ended June 30,               ended June 30,
                                                              -------------------           ----------------
                                                               1998        1997              1998       1997
                                                              ------      -------           ------     -----
Numerator
(Loss) income from continuing operations.............       $(1,585)      $  179          $(1,087)     $  108
Less: Preferred stock dividends accrued..............            33           33               66          66
                                                            -------       ------          -------       -----
(Loss) income from continuing operations
   available to Common stockholders..................        (1,618)         146           (1,153)         42
(Loss) from discontinued operations..................        (4,563)         (85)          (4,851)        (59)
                                                            -------       ------          -------       -----
Net (loss) income available to Common Stockholders...       $(6,181)      $   61          $(6,004)      $ (17)
                                                            =======       ======          =======       =====

Denominator
Weighted average shares outstanding..................        21,348        9,630           20,667       9,587
Effect of dilutive options and warrants..............          --            142             --           165
                                                            -------       ------          -------       -----
Weighted average shares and dilutive potential
   Common shares.....................................        21,348        9,772           20,667       9,752
                                                            =======       ======          =======       =====

Basic and diluted EPS:
Continuing operations................................       $ (0.08)      $ 0.02          $ (0.06)      $0.00
Discontinued operations..............................         (0.21)       (0.01)           (0.23)      (0.00)
                                                            -------       ------          -------       -----
Net (loss) earnings..................................       $ (0.29)      $ 0.01          $ (0.29)      $0.00)
                                                            =======       ======          =======       =====

     For the three and six-month periods ended June 1998, the effect of the assumed exercise of options to purchase approximately 590,000 shares of Common Stock and warrants to purchase 540,453 shares of Common Stock at exercise prices ranging from $0.625 to $1.81 and from $0.01 to $1.81, respectively, were excluded in computing the diluted per share amount as they were antidilutive due to the Company's net loss during these periods. For the three and six-month periods ended June 30, 1998, the effect of the assumed exercise of options to purchase approximately 898,000 shares of Common Stock and warrants to purchase 12,500 shares of Common Stock at exercise prices ranging from $1.84 to $3.75 per share and an exercise price of $10.34 per share, respectively, were excluded in computing the diluted per share amount as the exercise price of the options and warrants exceeded the average market price of the Common Stock during the period. For the three and six-month periods ended June 30, 1998, the 600,739 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amount as they were antidilutive due to the Company's net loss during these periods.

     For the three and six-month periods ended June 30, 1997, the effect of the assumed exercise of options to purchase 526,237 shares of Common Stock and warrants to purchase 232,500 shares of Common Stock at exercise prices ranging from $2.00 to $3.75 and $1.81 to approximately $14.00 per share, respectively, were excluded in computing the diluted per share amount as the exercise price of the options and warrants exceeded the average market price of the Common Stock during the period. For the three and six-month periods ended June 30, 1997, the 277,453 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted earnings per share as the amount of the dividend declared for these periods per share of Common Stock obtainable on conversion exceeded basic earnings per share.

NOTE 10 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
           TRANSACTIONS:

     In connection with the Company's termination of its management agreement with the RSC of Greater Philadelphia and due to this Network Site's historical operating losses, approximately $583,000 of the Company's exclusive right to manage obligation to the physician owner was applied against the Company's receivable from the physician owner during the six-month period ended June 30, 1998.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

     In connection with its acquisition of the exclusive right to manage CFRM in January 1998, the Company issued 184,314 shares of Common Stock with an aggregate fair value equal to approximately $300,000.

     In connection with its acquisition of the exclusive right to manage the Shady Grove P.C., in March 1998, the Company issued 639,551 shares of Common Stock with an aggregate fair value equal to approximately $1.2 million and approximately $1.1 million in promissory notes. The Company also recorded an additional aggregate obligation of approximately $1.6 million in the form of cash, stock and a note to acquire the balance of the capital stock of Shady Grove, which should occur on or about November 1, 1998.

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

     In the three-month period ended June 30, 1997, the Company entered into a capital lease obligation in the amount of $105,000 for medical equipment.

     Accrued dividends on Convertible Preferred Stock outstanding increased by $66,000 to $530,000 and by $66,000 to $397,000, in the six-month periods ended June 30, 1998 and 1997, respectively.

     State taxes, which primarily reflect various state income taxes, of $341,000 and $66,000 were paid in the six-month periods ended June 30, 1998 and 1997, respectively.

     Interest paid in cash in the six-month periods ended June 30, 1998 and 1997 amounted to $180,000 and $33,000, respectively. Interest received in the six-month periods ended June 30, 1998 and 1997 amounted to $21,000 and $67,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Overview

     During the first half of 1998, the Company consummated an equity private placement of $5.5 million with entities affiliated with Morgan Stanley Venture Partners. A portion of these funds was used by the Company to purchase the capital stock of Shady Grove Fertility Centers, Inc. ("Shady Grove") and the right to manage Levy, Sagoskin and Stillman M.D., P.C. (the "Shady Grove P.C."), an infertility physician group practice comprised of six physicians and four locations in the greater Washington, D.C. area. In addition, in July 1998, the Company signed a commitment letter with Fleet Bank, National Association for a $13.0 million credit facility to fund acquisitions over approximately the next one to two years, to provide working capital, and to refinance its existing bank debt.

     During the twelve-month period ended June 30, 1998, the Reproductive Science Center ("RSC") Division has doubled its number of locations and has generated strong same-site growth. In contrast, the Adult Women's Medical ("AWM") Division has continued to generate operating losses. As such, in June 1998, the Company committed itself to a formal plan to dispose of the operations of the AWM Division which it anticipates to occur by September 30, 1998. The six-month period ended June 30, 1998 reflects an aggregate charge of approximately $4.9 million related to the operating losses and the disposal of the AWM Division. In addition, the Company recorded restructuring and other charges of approximately $2.1 million associated with its termination of its management agreement with the Reproductive Science Center of Greater Philadelphia ("RSC of Greater Philadelphia"), a single- physician Network Site, effective July 1, 1998, and exclusive management right impairment losses related to two other single-physician Network Sites.

     Since inception through December 31, 1997, the management agreements related to the Long Island and Boston Network Sites have been incorporated in the Company's consolidated financial statements via the display method as the Company believed that these management agreements provided it with a "net profits or equivalent interest" in the medical services furnished by the Medical Practices at the Long Island and Boston Network Sites. Consequently, for the Long Island and Boston Network Sites, the Company has historically presented the Medical Practices' patient services revenue, less amounts retained by the Medical Practices, or "Medical Practice retainage", as "Revenues after Medical Practice retainage" in its consolidated statement of operations ("display method"). Due to changes in the management agreements related to the Long Island and Boston Network Sites effective in October 1997 and January 1998, respectively, the Company no longer displays the patient services revenue of the Long Island and Boston Medical Practices. As a result, the Company no longer displays the patient services revenue and Medical Practice retainage related to these Network Sites in the accompanying consolidated statement of operations for the periods prior to January 1, 1998. The revised management agreements provide for the Company to receive a specific management fee which the Company has reported in "Revenues, net" in the accompanying consolidated statement of operations. The revised agreements provide for increased incentives and risk-sharing for the Company's affiliated Medical Practices.

     The RSC Network currently consists of ten Network Sites. During the three and six-month periods ended June 30, 1998, the RSC Division derived its revenues pursuant to eleven management agreements, including three of which were entered into subsequent to the June 1, 1997 and one which was terminated in June 1998. During the three and six-month periods ended June 30, 1997, the RSC Division principally derived its revenues pursuant to eight management agreements.

Results of Operations

   Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Revenues, net for the three months ended June 30, 1998 (the "second quarter of 1998") were approximately $9.8 million as compared to approximately $4.4 million for the three months ended June 30, 1997 (the "second quarter of 1997"), an increase of 124%.

     For the second quarter of 1998, Company revenues from Network Sites existing in the comparable period in 1997, excluding revenues derived from the RSC of Greater Philadelphia, increased by 31.3%, due to increases in reimbursed costs of services and increases in volume primarily attributable to new service offerings at certain Network Sites. Revenues under the RSC Division were comprised of (i) three-part management fees, (ii) management fees based on a percentage of revenues and reimbursed costs of services, (iii) management fees based on a fixed fee plus reimbursed costs of services, and (iv) patient service revenues. Three-part management fee revenues were approximately $7.3 million in the second quarter of 1998 compared to approximately $1.3 million in the second quarter of 1997. The significant increase in three-part management fee revenues was attributable to new management agreements entered into in the first quarter of 1998 and the second and the third quarters of 1997, and to the change in the Boston Network Site management agreement pursuant to which the Company's compensation was revised to consist of a three-part management fee as opposed to patient service revenues. Management fees based on a percentage of revenues and reimbursed costs of services were approximately $1.3 million in the second quarter of 1998 compared to approximately $974,000 in the second quarter of 1997, an increase of 30.1%, primarily due to an increase in reimbursed costs of services at the New Jersey Network Site. Management fees based on a fixed fee plus reimbursed costs of services were approximately $876,000 in the second quarter of 1998 compared to $0 in the second quarter of 1997 due to the change in the Long Island Network Site management agreement pursuant to which the Company's compensation was revised to consist of a fixed fee plus reimbursed costs of services as opposed to patient service revenues. Patient service revenues decreased to approximately $341,000 in the second quarter of 1998 compared to approximately $2.1 million for the second quarter of 1997 due to the changes in the terms of the Company's management agreements related to the Long Island and Boston Network Sites.

     Costs of services incurred on behalf of the Network Sites more than doubled to approximately $7.5 million in the second quarter of 1998 as compared to approximately $3.0 million in the second quarter of 1997. This increase was primarily attributable to new management agreements entered into in the first quarter of 1998 and the second and the third quarters of 1997. This increase was also partly attributable to additional costs associated with increases in volume at existing Network Sites. As a percentage of Revenues, net, costs of services increased to 76.4% in the second quarter of 1998 as compared to 69.4% in the second quarter of 1997.

     Network Sites' contribution almost doubled to approximately $2.3 million in the second quarter of 1998 as compared to $1.3 million in the second quarter of 1997 as a result of new management agreements entered into in the first quarter of 1998 and the second and the third quarters of 1997 and to the increases in revenues at existing Network Sites. As a percentage of revenues, Network Sites' contribution decreased to 23.6% in the second quarter of 1998 as compared to 30.6% in the second quarter of 1997. A significant portion of the Company's revenues are derived from the reimbursed costs of services component of its three-part management fee on which there is no contribution margin. During the second quarter of 1998, reimbursed costs of services represented approximately 76% of revenues compared to approximately 69% in the second quarter of 1997. Accordingly, the Company's decrease in contribution margin was primarily a result of the increase in the reimbursed costs of services component of revenues. The decline in contribution margin was also due to the negative contribution to earnings from operations at the RSC of Greater Philadelphia and to the lower contribution margin primarily attributable to the service mix at the Company's newest Network Site, the Shady Grove Network Site, acquired in the first quarter of 1998.

     General and administrative expenses for the second quarter of 1998 were approximately $1.4 million as compared to approximately 1.0 million in the second quarter of 1997, an increase of 29.8%. As a percentage of revenues, general and administrative expenses decreased to approximately 13.8% from approximately 23.8% primarily due to the increase in revenues discussed above.

     Amortization of intangible assets was $266,000 in the second quarter of 1998 as compared to $97,000 in the second quarter of 1997. This increase was attributable to the Company's acquisitions of new management agreements in the first quarter of 1998 and the second and third quarters of 1997.

     Interest income for the second quarter of 1998 decreased to $9,000 from $33,000 for the second quarter of 1997, due to a lower invested cash balance. Interest expense for the second quarter of 1998 increased to $108,000 from $23,000 in the second quarter of 1997, due to an increase in bank borrowings and notes payable to Medical Providers.

     The provision for income taxes primarily reflected various state income taxes in both the second quarter of 1998 and the second quarter of 1997.

     Restructuring and other charges were approximately $2.1 million in the second quarter of 1998. Such charges included approximately $1.4 million associated with its termination of its management agreement with the
Reproductive Science Center of Greater Philadelphia ("RSC of Greater Philadelphia"), a single physician Network Site, effective July 1, 1998, which primarily consisted of exclusive management right impairment and other asset write-offs. Such charges also included approximately $700,000 for exclusive management right impairment losses related to two other single physician Network Sites.

     Loss from continuing operations was approximately $1.6 million in the second quarter of 1998 as compared to income from continuing operations of $179,000 in the second quarter of 1997. The loss was primarily due to the restructuring and other charges of approximately $2.1 million which were partially offset by an approximate $1 million increase in Network Site contribution. In addition, the loss/income from continuing operations for the first half of 1998 and 1997 includes approximately $92,000 and $3,000, respectively, in negative Network Site contribution from the RSC of Greater Philadelphia Network Site which management agreement was terminated effective July 1, 1998.

     In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division operations which it anticipates to occur by September 30, 1998. The plan for disposal includes selling certain of the fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records for a sales price ranging between approximately $400,000 and $500,000. Discontinued operations in the second quarter of 1998 reflect an aggregate charge of approximately $4.6 million of which $635,000 represented loss from operations and approximately $3.9 million represented loss from the disposal of the AWM Division. The $3.9 million loss from disposal of the AWM Division included approximately $3.3 million related to the write-off of goodwill and $243,000 for estimated losses during the phase-out period. During the second quarter of 1998 and 1997, the AWM Division recorded revenues of $305,000 and $616,000, respectively.

   Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Revenues, net for the six months ended June 30, 1998 (the "first half of 1998") were approximately $18.2 million as compared to approximately $8.4 million for the six months ended June 30, 1997 (the "first half of 1997"), an increase of 116%.

     For the first half of 1998, Company revenues from Network Sites existing in the comparable period in 1997, excluding the RSC of Greater Philadelphia, increased by 30.4%, due to increases in reimbursed costs of services and increases in volume primarily attributable to new service offerings at certain Network Sites. Revenues under the RSC Division were comprised of (i) three-part management fees, (ii) management fees based on a percentage of revenues and reimbursed costs of services, (iii) management fees based on a fixed fee plus reimbursed costs of services, and (iv) patient service revenues. Three-part management fee revenues were approximately $13.7 million in the first half of 1998 compared to approximately $2.5 million in the first half of 1997. The significant increase in three-part management fee revenues was attributable to new management agreements entered into in the first quarter of 1998 and the second and the third quarters of 1997, and to the change in the Boston Network Site management agreement pursuant to which the Company's compensation was revised to consist of a three-part management fee as opposed to patient service revenues. Management fees based on a percentage of revenues and reimbursed costs of services were approximately $2.3 million in the first half of 1998 compared to approximately $1.9 in the first half of 1997, an increase of 22.5%, primarily due to an increase in reimbursed costs of services. Management fees based on a fixed fee plus reimbursed costs of services were approximately $1.7 million in the first half of 1998 compared to $0 in the first half of 1997 due to the change in the Long Island Network Site management agreement pursuant to which the Company's compensation was revised to consist of a fixed fee plus reimbursed costs of services as opposed to patient service revenues. Patient service revenues decreased to approximately $583,000 in the first half of 1998 compared to approximately $4.1 million for the first half of 1997 due to the changes in the terms of the Company's management agreements related to the Long Island and Boston Network Sites.

     Costs of services incurred on behalf of the Network Sites more than doubled to approximately $13.9 million in the first half of 1998 as compared to approximately $6.1 million in the first half of 1997. This increase was primarily attributable to new management agreements entered into in the first quarter of 1998 and the second and the third quarters of 1997. This increase was also partly attributable to additional costs associated with increases in volume at existing Network Sites. As a percentage of Revenues, net, costs of services increased to 76.7% in the first half of 1998 as compared to 72.1% in the first half of 1997.

     Network Sites' contribution was approximately $4.2 million in the first half of 1998 as compared to $2.4 million in the first half of 1997, an increase of approximately 80%, as a result of new management agreements entered into in the first quarter of 1998 and the second and the third quarters of 1997 and to the increases in revenues at existing Network Sites. As a percentage of revenues, Network Sites' contribution decreased to 23.3% in the first half of 1998 as compared to 28% in the first half of 1997. A significant portion of the Company's revenues are derived from the reimbursed costs of services component of its three-part management fee on which there is no contribution margin.
During the first half of 1998, reimbursed costs of services represented approximately 77% of revenues compared to approximately 72% in the first half of 1997. Accordingly, the Company's decrease in contribution margin was primarily a result of the increase in the reimbursed costs of services component of revenues. The decline in contribution margin was also due to the negative contribution to earnings from operations at the RSC of Greater Philadelphia and to the lower contribution margin primarily attributable to the service mix at the Company's newest Network Site, the Shady Grove Network Site, acquired in the first quarter of 1998.

     General and administrative expenses for the first half of 1998 were approximately $2.5 million as compared to approximately $2.0 million in the first half of 1997, an increase of 22.1%. As a percentage of revenues, general and administrative expenses decreased to approximately 13.6% from approximately 24% primarily due to the increase in revenues discussed above.

     Amortization of intangible assets was $447,000 in the first half of 1998 as compared to $188,000 in the first half of 1997. This increase was attributable to the Company's acquisitions of new management agreements in the first quarter of 1998 and the second and third quarters of 1997.

     Interest income for the first half of 1998 decreased to $21,000 from $67,000 for the first half of 1997, due to a lower invested cash balance. Interest expense for the first half of 1998 increased to $180,000 from $33,000 in the first half of 1997, due to an increase in bank borrowings and notes payable to Medical Providers.

     The provision for income taxes primarily reflected various state income taxes in both the first half of 1998 and the first half of 1997.

     Restructuring and other charges were approximately $2.1 million in the first half of 1998. Such charges included approximately $1.4 million associated with its termination of its management agreement with the Reproductive Science Center of Greater Philadelphia ("RSC of Greater Philadelphia"), a single physician Network Site, effective July 1, 1998, which primarily consisted of exclusive management right impairment and other asset write-offs. Such charges also included approximately $700,000 for exclusive management right impairment losses related to two other single physician Network Sites.

     Loss from continuing operations was approximately $1.1 million in the first half of 1998 as compared to income from continuing operations of $108,000 in the first half of 1997. The loss was primarily due to the restructuring and other charges of approximately $2.1 million. In addition, general and administrative expenses, amortization of intangible assets and interest expense increased by $448,000, $259,000 and $147,000, respectively, primarily attributable to the Company's acquisitions in the second and third quarter of 1997 and the first quarter of 1998. The restructuring and other charges and increases in costs associated with recent acquisitions were partially offset by an approximate $1.9 million increase in Network Site contribution. In addition, the loss/income from continuing operations for the first half of 1998 and 1997 includes approximately $153,000 and $3,000, respectively, in negative Network Site contribution from the RSC of Greater Philadelphia which management agreement was terminated effective July 1, 1998.


     In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division operations which it anticipates to occur by September 30, 1998. The plan for disposal includes selling certain of the fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records for a sales price ranging between approximately $400,000 and $500,000. Discontinued operations in the first half of 1998 reflect an aggregate charge of approximately $4.9 million of which $923,000 represented loss from operations and approximately $3.9 million represented loss from the disposal of the AWM Division. The $3.9 million loss from disposal of the AWM Division included approximately $3.3 million related to the write-off of goodwill and $243,000 for estimated losses during the phase-out period. During the first half of 1998 and 1997, the AWM Division recorded revenues of $711,000 and approximately $1.3 million, respectively.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through sales of equity securities. More recently, the Company has commenced using bank financing for working capital and acquisition purposes. The Company anticipates that its acquisition strategy will continue to require substantial capital investment. Capital is needed not only for additional acquisitions, but also for the effective integration, operation and expansion of the Company's existing Network Sites. The Medical Practices may require capital for renovation and expansion and for the addition of medical equipment and technology. In July 1998, the Company signed a commitment letter with Fleet Bank, National Association for a $13.0 million credit facility to fund acquisitions over approximately the next one to two years, to provide working capital, and to refinance its existing bank debt.

     During the first quarter of 1998, the Company consummated an equity private placement of $5.5 million with entities affiliated with Morgan Stanley Venture Partners providing for the purchase of 3,235,294 shares of the Company's Common Stock at a price of $1.70 per share and 240,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price. Approximately half of these funds were or will be used by the Company to purchase the capital stock of Shady Grove and the right to manage the Shady Grove P.C.'s infertility medical practice. The balance of these funds have been used for working capital purposes.

     At June 30, 1998, the Company had working capital of approximately $5.1 million, approximately $2.6 million of which consisted of cash and cash equivalents, compared to working capital of approximately $4.1 million at
December 31, 1997, approximately $1.9 million of which consisted of cash and cash equivalents. The net increase in working capital at June 30, 1998 was principally due to the $5.5 million proceeds received from the equity private placement with Morgan Stanley, $2.0 million in bank loan proceeds, and a
$675,000 increase in management fees receivable, partially offset by approximately $3.2 million in payments for exclusive management rights, and an approximate $1.9 million increase in short-term debt related to the Shady Grove transaction. In addition, patient accounts receivable increased by approximately $3.3 million which represented an approximate increase of $5.3 million in purchased patient accounts receivable and an approximate decrease of $2.0 million in patient accounts receivable which were a function of Company revenue.

     During the first quarter of 1998, the Company completed its second in-market merger with the addition of two physicians to the FCI practice and entered into a new management agreement with the Shady Grove, P.C. The aggregate purchase price of these transactions, exclusive of acquisition costs, was approximately $7.2 million, consisting of approximately $4.0 million in cash, $1.5 million in promissory notes, 823,865 shares of the Company's Common Stock, and approximately an additional $200,000 in shares of the Company's Common

Stock. A portion of the aggregate purchase price related to the Shady Grove acquisition will be paid in November 1998 as follows: approximately $1.0 million in cash, $403,000 in promissory notes and approximately $200,000 in shares of the Company's Common Stock. The $1.1 million of promissory notes currently outstanding are payable in two equal annual installments, due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%. The number of shares of Common Stock of the Company to be issued in November 1998 will be determined based upon the average closing price of the Company's Common Stock for the ten-day trading period prior to the third business day before the Second Closing Date, provided, however, that in no event will the price per share exceed $2.00 or be less than $1.70 for purposes of this calculation.

     As of June 30, 1998, the entire balance of the Company's $1.5 million revolving credit facility (the "Credit Facility") dated November 21, 1996 with First Union National Bank (the "Bank") was outstanding. Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.75% per annum. The term of the Credit Facility has been extended to October 1, 1998. As of June 30, 1998, $750,000 was outstanding under the Company's $4.0 million non-restoring line of credit with the Bank. Borrowings under the non-restoring line of credit bear interest at the Bank's prime rate plus 1% per annum. Accrued interest only on borrowings is payable commencing monthly and all principal and accrued interest is due and payable on April 30, 1999.

     As previously noted, in July 1998, the Company signed a commitment letter with Fleet Bank, National Association ("Fleet") for a $13.0 million credit facility (the "New Credit Facility") and the definitive documentation relating to the New Credit Facility is currently being negotiated. The New Credit
Facility will be comprised of a $4.0 million three-year working capital revolver, a $5.0 million three-year acquisition revolver and a $4.0 million 5.5 year term loan. Each component of the New Credit Facility shall bear interest by reference to Fleet's prime rate or LIBOR, at the option of the Company, plus a margin ranging from 0.00% to 0.25% in the case of prime-based loans or 2.75% to 3.00% in the case of LIBOR-based loans, which margins vary based on a leverage test. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each interest period applicable thereto provided that, in the case of interest periods in excess of three months, interest is payable at three-month intervals during such periods. Borrowings under the term loan will require only interest payments for the first twenty months. Upon closing of the New Credit Facility, the Company intends to draw $2,250,000 under the term loan to repay in full its balance outstanding with First Union National Bank. Unused amounts under the working capital and acquisition revolvers will bear a commitment fee of 0.25% and 0.20%, respectively. Availability of borrowings under the working capital revolver will be based on eligible accounts receivable as defined. Availability of borrowings under the acquisition revolver will be based on financial covenants and eligibility criteria with respect to each proposed acquisition. The full amount of the term loan will be available upon closing and it is anticipated that in the aggregate approximately $5.5 million will be available under the working capital and acquisition revolvers, for an estimated total availability of $9.5 million upon closing. The New Credit Facility will be secured by all of the Company's assets.

     As of June 30, 1998, dividend payments of $530,000 on the Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") were in arrears. The Company does not anticipate the payment of any dividends on the Convertible Preferred Stock in the foreseeable future.

Year 2000 Issue

     The Year 2000 issue (i.e., the ability of computer systems to accurately identify and process dates beginning with Year 2000 and beyond) affects virtually all companies and organizations. The Company recognizes that information systems are integral to its operations. As all of the Company's software is acquired from third-party vendors, the Company's efforts to limit problems associated with Year 2000 software failures are focused on investigating and ensuring that all such software is Year 2000 compliant. As a result of these efforts, the Company believes that the Year 2000 issue will not pose significant internal problems for the Company's business. The Company is also communicating with its medical equipment and other suppliers, financial institutions and third-party payors (such as managed care companies) to determine their plans to limit problems associated with the Year 2000 issue. The Company does not anticipate that there will be a material cost associated with addressing its potential exposure to Year 2000 problems. Despite these efforts, the Year 2000 issue is complex and may present unforeseen problems in the Company's systems and from third parties with which the Company deals, such as third-party vendors and payors. Failure of the Company's or third parties' computer systems could materially and adversely impact the Company's operations.

New Accounting Standards

     On June 17, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Company has not determined the impact, if any, that SFAS 133 will have on the Company's financial statements.

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

Forward Looking Statements

     This Form 10-Q and discussions and/or announcements made by or on behalf of the Company, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to the following factors: the Company's ability to acquire additional management agreements, including the Company's ability to raise additional debt and/or equity capital to finance future growth, the loss of significant management agreement(s), the profitability or lack thereof at Network Sites managed by the Company, the Company's ability to transition sole practitioners to group practices, increases in overhead due to expansion, the exclusion of infertility and ART services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, and the timely development of and acceptance of new infertility, ART and/or genetic technologies and techniques.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.
                     On March 10, 1998, the Company received notice from Reproductive Sciences Medical Center, Inc. ("RSMC") claiming that the Company materially breached its management agreement with RSMC and demanding that alleged breaches be remedied. Contrary to RSMC's allegations, the Company believes that it has materially performed its obligations under the management agreement and that RSMC has materially breached the management agreement. The Company served a notice of breach on March 23, 1998.

                     The Company believes that the breaches by RSMC have not been cured and as a result, on June 10, 1998, the Company initiated an arbitration proceeding at JAMS/ENDISPUTE (as required by the management agreement) in San Diego. The Company's notice of claim seeks recision and/or termination of all Agreements with RSMC and Samuel H. Wood, M.D., repayment of the asset purchase price, the right to manage fee, advances made to the practice, damages in excess of $750,000 (in the nature of lost profits) and attorneys' fees.

                     RSMC responded with the filing of a counterclaim before the arbitration panel, claiming a breach of fiduciary duty, breach of contract and a variety of claims sounding in fraud or negligent misrepresentation. While the counterclaim is highly general, RSMC claims special damages and punitive damages in an amount of $9,187,500.

                     Litigation counsel in charge of the arbitration on behalf of the Company has advised the Company that the claims of breach are exceedingly general and it is exceedingly early in the proceedings to make a final evaluation of the merits, and to predict the amount of recovery by (or against) the Company. However, counsel has indicated to the Company that the claims of fraud and punitive damages carry little likelihood of success, and the case will be prosecuted, and defended, vigorously. During the dispute-resolution process, the Company continues to perform under the management agreement.

     Item 2.      Changes in Securities.
                     The following sets forth all of the  unregistered  sales of securities by the Company during the second quarter of 1998:

                     i. In April 1998,  the Company  issued  warrants to acquire
                        45,000 shares of Common Stock at an exercise price of $1.75 per share to the shareholders of Bay Area Fertility and Gynecology Medical Group, Inc. in consideration of extending the Company's management agreement with Bay Area Fertility and Gynecology Medical Group, Inc. from 20 to 25 years.

                     ii.In April 1998,  the Company  issued  warrants to acquire
                        45,000 shares of Common Stock at an exercise price of $1.75 per share to the shareholders of the Shady Grove Fertility Centers, Inc. in consideration of extending the Company's management agreement with Shady Grove Fertility Centers, Inc. from 20 to 25 years.

     Item 3.      Defaults Upon Senior Securities.
                     As of July 30, 1998, dividend payments of $530,000 on the Convertible Preferred Stock were in arrears.

     Item 4.      Submission of Matters to Vote of Security Holders.
                     At an annual shareholders' meeting held on June 9, 1998, the following matters were approved: 1) election of eight directors, 2) approval and ratification of an amendment to the Company's Amended and Restated Certificate of Incorporation increasing from 25,000,000 to 50,000,000 the number of authorized shares of Common Stock, 3) approval and ratification of amendments to the Company's 1992 Incentive and Non-Incentive Stock Option Plan, 4) the appointment of Price Waterhouse LLP as the independent accountants of the Company.

                     The respective vote tabulations are detailed below:

                                                                                Withhold
                     Proposal 1 - Directors                 For                 Authority
                     ----------------------                 ---                 ---------
                     Gerardo Canet                     18,058,776                 58,400
                     M. Fazle Husain                   18,059,976                 57,200
                     Michael J. Levy, M.D.             18,059,976                 57,200
                     Sarason D. Liebler                18,059,976                 57,200
                     Aaron S. Lifchez, M.D.            18,059,976                 57,200
                     Patricia M. McShane, M.D.         18,058,976                 58,200
                     Lawrence Stuesser                 18,059,976                 57,200
                     Elizabeth E. Tallett              18,059,976                 57,200

                     Proposal 2                             For                  Against        Abstentions
                     ----------                             ---                  -------        -----------
                     Amendment to the Company's
                     Amended and Restated
                     Certificate of Incorporation        17,935,719              127,715           53,742

                     Proposal 3
                     ----------
                     Amendment to the Company's
                     1992 Incentive and
                     Non-IncentiveStock
                     Option Plan                         17,236,285              856,947           23,944

                     Proposal 4
                     ----------
                     Reappointment of Price
                     Waterhouse LLP                      18,066,279               26,350           24,547

   Item 5.        Other Information.
                     Not applicable.

   Item 6.        Exhibits and Reports on Form 8-K.

                     (a) Exhibits.
                        See Index to Exhibits on page 26.
                     (b) Reports on Form 8-K.
                        On May 26, 1998, the Company filed with the Securities and Exchange Commission a Form 8-K/A reporting the required audited financial statements and pro forma information associated with the business acquired by the Company in March 1998.

                                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     INTEGRAMED AMERICA, INC.
                                                     (Registrant)




Date: August 12, 1998                       By:      /s/ Eugene R. Curcio
                                                     --------------------
                                                     Eugene R. Curcio
                                                     Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                Exhibit


3.1(d)   --   Certificate  of Amendment to Amended and Restated  Certificate  of
              Incorporation  increasing  authorized  Common Stock to  50,000,000 shares.

10.48(b) --   Amendment No. 2 to Management  Agreement among IntegraMed America,
              Inc. and Reproductive Endocrine & Fertility Consultants,  P.A. and
              Midwest  Fertility  Foundations & Laboratory,  Inc.  dated July 1,
              1998.

10.81(a) --   Amendment  Dated  July 11,  1997 to  Agreement  with  Reproductive
              Sciences Medical Center, Inc.

10.88(a) --   Amendment to Management Agreement between IntegraMed America, Inc.
              and MPD Medical Associates, P.C. dated as of January 1, 1998.

10.113   --   Commitment letter with Fleet Bank, National Association

27       --   Financial Data Schedule