Form 10-Q
period 1998-09-30
INTEGRAMED AMERICA INC
filed 1998-11-16
CIK 885988

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

                For the quarterly period ended September 30, 1998

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

                                  Yes [X]   No [  ]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 1, 1998 was 20,648,369.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            PAGE

PART I  -     FINANCIAL INFORMATION

    Item 1.   Financial Statements

                  Consolidated Balance Sheet at September 30, 1998 (unaudited)
                     and December 31, 1997.....................................3

                  Consolidated Statement of Operations for the three and
                     nine-month periods ended September 30, 1998
                     and 1997 (unaudited)......................................4

                  Consolidated Statement of Cash Flows for the nine-month
                     periods ended September 30, 1998 and 1997 (unaudited).....5

                  Notes to Consolidated Financial Statements (unaudited)....6-15

    Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................16-23

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk......23


PART II -     OTHER INFORMATION

    Item 1.   Legal Proceedings...............................................24

    Item 2.   Changes in Securities...........................................24

    Item 3.   Defaults upon Senior Securities.................................24

    Item 4.   Submission of Matters to a Vote of Security Holders.............24

    Item 5.   Other Information...............................................24

    Item 6.   Exhibits and Reports on Form 8-K................................24


SIGNATURES              ......................................................25

INDEX TO EXHIBITS.............................................................26

PART I  -  FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           (all dollars in thousands)
                                     ASSETS
                                                                                        September 30,           December 31,
                                                                                        ------------            -----------
                                                                                            1998                    1997
                                                                                        ------------            -----------
                                                                                         (unaudited)
Current assets:
  Cash and cash equivalents ..........................................................    $  5,037                $  1,930
  Patient accounts receivable, less allowance for doubtful accounts of $499 and $180
    in 1998 and 1997, respectively....................................................      10,874                   7,061
 Management fees receivable, less allowance for doubtful accounts of $114 and $214
    in 1998 and 1997, respectively....................................................       1,785                   1,600
  Other current assets ...............................................................       1,450                   1,757
                                                                                           -------                 -------
      Total current assets............................................................      19,146                  12,348
                                                                                           -------                 -------
  Fixed assets, net ..................................................................       5,077                   4,742
  Intangible assets, net..............................................................      19,478                  18,445
  Other assets........................................................................         677                     566
                                                                                           -------                 -------
      Total assets....................................................................     $44,378                 $36,101
                                                                                           =======                 =======
                                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................   $     553                $  1,475
  Accrued liabilities.................................................................       3,400                   2,260
  Due to Medical Practices (see Note 2)...............................................       2,097                   1,745
  Dividends accrued on Preferred Stock................................................         563                     464
  Notes payable and current portion of long-term debt.................................       2,097                     614
  Current portion of exclusive management rights obligation...........................          76                     472
  Patient deposits ...................................................................       2,326                   1,236
                                                                                           -------                 -------
      Total current liabilities.......................................................      11,112                   8,266
                                                                                           -------                 -------
Long-term debt .......................................................................       4,852                     451
Exclusive management rights obligation................................................         454                   1,391
Shareholders' equity
  Preferred Stock, $1.00 par value -
    3,165,644  shares  authorized  in 1998 and 1997,  respectively  -  2,500,000 undesignated;  665,644 shares designated as Series A Cumulative  Convertible of which 165,644 shares were issued and outstanding in 1998 and
    1997, respectively................................................................         166                     166
  Common Stock, $.01 par value - 50,000,000 and 25,000,000 shares authorized;
    21,372,369 and 17,198,616 shares issued and outstanding in 1998 and 1997,
    respectively......................................................................         213                     172
  Capital in excess of par ...........................................................      53,563                  46,471
  Accumulated deficit ................................................................     (25,982)                (20,816)
                                                                                           -------                 -------
      Total shareholders' equity .....................................................      27,960                  25,993
                                                                                           -------                 -------
      Total liabilities and shareholders' equity......................................     $44,378                 $36,101
                                                                                           =======                 =======

        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                       For the                  For the
                                                                 three-month period       nine-month period
                                                                  ended September 30,     ended September 30,
                                                                 --------------------     -------------------
                                                                   1998         1997       1998         1997
                                                                 -------       ------     ------       ------
                                                                      (unaudited)             (unaudited)

Revenues, net (see Note 2)......................................   $9,756     $4,956      $27,927      $13,369
Costs of services incurred on behalf of Network Sites:
   Employee compensation and related expenses...................    3,734      1,884       11,050        4,943
   Direct materials.............................................    1,153        302        3,359          929
   Occupancy costs..............................................      725        464        2,120        1,198
   Depreciation.................................................      343        195          976          556
   Other expenses...............................................    1,564        633        3,960        1,926
                                                                   ------     ------      -------       ------
   Total costs of services......................................    7,519      3,478       21,465        9,552

Network Sites' contribution.....................................    2,237      1,478        6,462        3,817
                                                                   ------     ------      -------       ------

General and administrative expenses.............................    1,385      1,005        3,856        3,028
Amortization of intangible assets...............................      234        161          681          349
Interest income.................................................      (24)       (30)         (45)         (98)
Interest expense................................................      126         14          306           48
                                                                   ------     ------      -------       ------
   Total other expenses.........................................    1,721      1,150        4,798        3,327
                                                                   ------     ------      -------       ------

Restructuring and other charges (see Note 8)....................      --         --         2,084         --

Income (loss) from continuing operations before income taxes....      516        328         (420)         490
Provision for income taxes......................................       94         20          245           84
                                                                   ------     ------      -------       ------
Income (loss) from continuing operations........................      422        308         (665)         406

Discontinued operations (see Note 7):
   Loss from operations of discontinued AWM Division (less
      applicable income taxes of $0)............................      --         200          923          249
   (Recapture) loss from disposal of AWM Division...............     (350)       --         3,578          --
                                                                   ------     ------      -------       ------
Net income (loss)...............................................      772        108       (5,166)         157
Less: Dividends accrued on Preferred Stock......................       33         33           99           99
                                                                   ------     ------      -------       ------
Net income (loss) applicable to Common Stock....................   $  739     $   75      $(5,265)      $   58
                                                                   ======     ======      =======       ======
Basic and diluted earnings (loss) per share of Common Stock:
   Continuing operations........................................   $ 0.02     $ 0.02      $ (0.04)      $ 0.03
   Discontinued operations......................................     0.01      (0.01)       (0.21)       (0.02)
                                                                   ------     ------      -------       ------
   Net earnings (loss)..........................................   $ 0.03     $ 0.01      $ (0.25)      $ 0.01
                                                                   ======     ======      =======       ======
Weighted average shares - basic.................................   21,372     13,243       20,904       10,790
                                                                   ======     ======      =======       ======
Weighted average shares - diluted...............................   21,619     13,473       20,904       11,020
                                                                   ======     ======      =======       ======

        See accompanying notes to the consolidated financial statements.



                                                 INTEGRAMED AMERICA, INC.
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (all amounts in thousands)


                                                                                               For the
                                                                                          nine-month period
                                                                                         ended September 30,
                                                                                         -------------------
                                                                                          1998         1997
                                                                                         -------      ------
                                                                                             (unaudited)
Cash flows from operating activities:
  Net (loss) income ..............................................................      $(5,166)     $   157
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Depreciation and amortization..................................................        1,938        1,228
   Writeoff of tangible and intangible assets ....................................        5,541           95
   Changes in assets and liabilities-- (Increase) decrease in assets:
        Patient accounts receivable...............................................       (2,733)      (2,237)
        Management fees receivable................................................       (1,075)        (261)
        Other current assets......................................................          199         (108)
        Other assets..............................................................         (111)        (151)
     Increase (decrease) in liabilities:
         Accounts payable.........................................................       (1,222)        (835)
         Accrued liabilities......................................................         (343)         285
         Due to Medical Practices.................................................          352         (164)
         Patient deposits.........................................................          878          434
                                                                                         ------      -------
   Net cash used in operating activities..........................................       (1,742)      (1,557)
                                                                                         ------      -------

  Cash flows (used in) provided by investing activities:
     Proceeds from short term investments.........................................          --         2,000
     Purchase of net liabilities (assets) of acquired businesses..................          487         (661)
     Payments for exclusive management rights and related acquisition costs.......       (3,165)      (9,447)
     Purchase of fixed assets and leasehold improvements..........................       (1,216)        (834)
     Proceeds from sale of fixed assets...........................................          135          139
                                                                                         ------      -------
  Net cash used in investing activities...........................................       (3,759)      (8,803)
                                                                                         ------      -------

  Cash flows provided by (used in) financing activities:
     Proceeds from issuance of Common Stock.......................................        5,500        9,601
     Used for stock issue costs...................................................          (74)      (1,193)
     Proceeds from bank under Credit Facility.....................................        6,000          250
     Principal repayments on debt.................................................       (2,833)        (193)
     Principal repayments under capital lease obligations.........................          (84)         (97)
     Proceeds from exercise of Common Stock options...............................           99           19
                                                                                         ------      -------
Net cash provided by financing activities.........................................        8,608        8,387
                                                                                         ------      -------

Net increase (decrease) in cash and cash equivalents..............................        3,107       (1,973)
Cash and cash equivalents at beginning of period..................................        1,930        3,952
                                                                                         ------      -------


Cash and cash equivalents at end of period........................................       $5,037      $ 1,979
                                                                                         ======      =======

        See accompanying notes to the consolidated financial statements.




                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 1998, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries, IVF America (NY), Inc., IVF America (MA), Inc., IVF America (PA), Inc., IVF America (NJ), Inc., IVF America
(MI), Inc., IntegraMed America of Illinois, Inc., Shady Grove Fertility Centers, Inc. (see Note 6) and the Adult Women's Medical Center, Inc. ("AWMC"). All significant intercompany transactions have been eliminated. The Company derives its revenues from management agreements and, with respect to one managed Network Site and AWMC, from patient service revenues. The Company does not consolidate the results of its managed Network Sites. Effective August 6, 1998, IVF America
(NY), Inc., IVF America (MA), Inc., IVF America (PA), Inc. and IVF America (MI), Inc. were merged into IntegraMed America, Inc. Effective September 1, 1998, the Company disposed of AWMC via a sale of its operations.

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

   Revenue and cost recognition -

   Reproductive Science Center(R) Division ("RSC Division")

     The Company currently provides comprehensive management services under nine management agreements.

     Under six of the agreements, including the revised management agreement for the Boston Network Site, the Company receives as compensation for its management services a three-part management fee comprised of: (i) a fixed percentage of net revenues generally equal to 6%, (ii) reimbursed costs of services (costs incurred in managing a Medical Practice and any costs paid on behalf of the Medical Practice) and (iii) a fixed or variable percentage of earnings after management fees which is currently generally equal to up to 20%, or an additional variable percentage of net revenues generally ranging from 7% to 9.5%. Under the revised management agreement for the Long Island Network Site, as compensation for its management services, the Company receives a fixed fee (currently equal to $480,000 per annum), plus reimbursed costs of services.

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   AWM Division

     In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division. On September 1, 1998 the Company disposed of the AWM Division operations via a sale of certain of its fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records. The operating results of the AWM Division for the three and nine-month periods ended September 30, 1998 and the charges recorded by the Company related to its disposal are reflected under "Discontinued Operations" in the accompanying Consolidated Statement of Operations (See Note 7).

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

     The Company's 51% interest in NMF had been included in the Company's consolidated financial statements. The Company had recorded 100% of the patient service revenues and costs of NMF and had reported 49% of any profits of NMF as minority interest on the Company's consolidated balance sheet. Minority interest at September 30, 1998 and December 31, 1997 was $0.

   Patient accounts receivable--

     Patient accounts receivable represent receivables from patients for medical services provided by the Medical Practices. Such amounts are recorded net of contractual allowances and estimated bad debts. As of September 30, 1998 and December 31, 1997, of total patient accounts receivable of $10,874,000 and $7,061,000, respectively, approximately $10,527,000 and $4,477,000 of patient accounts receivable were a function of Network Site revenue (i.e., the Company purchased the accounts receivable, net of contractual allowances, from the Medical Practice (the "Purchased Receivables")) and the remaining balances of $347,000 and $2,584,000, respectively, were a function of net revenues of the Company (see -- "Revenue and cost recognition" above). Risk of loss in connection with non-collectiblity of Purchased Receivables is partially borne by the Company in an amount equal to the Company's proportionate share of revenues and/or earnings which are paid to the Company from the Medical Practice as its management fee. Risk of loss in connection with non-collectibility of patient accounts receivable which are a function of net revenues of the Company is borne by the Company.

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Intangible assets --

     Intangible assets at September 30, 1998 and December 31, 1997 consisted of the following (000's omitted):

                                                  September 30,   December 31,
                                                  ------------    -----------
                                                      1998            1997
                                                  ------------    -----------

         Exclusive management rights..............  $20,367          $15,539
         Goodwill.................................       --            3,890
         Trademarks...............................      398              395
                                                    -------          -------
              Total...............................   20,765           19,824
          Less-- accumulated amortization.........   (1,287)          (1,379)
                                                    -------          -------
              Total...............................  $19,478          $18,445
                                                    =======          =======

     Exclusive Management Rights, Goodwill and Other Intangible Assets

     Exclusive management rights, goodwill and other intangible assets represent costs incurred by the Company for the right to manage and/or acquire certain Network Sites and are valued at cost less accumulated amortization. During the nine-month period ended September 30, 1998, the Company recorded a charge to earnings for the writeoff of the entire unamortized portion of goodwill associated with the AWM Division which was disposed of effective September 1, 1998 and recorded an aggregate exclusive management right impairment charge of $1.4 million related to certain of the managed single-physician practices (see Notes 7 and 8).

     Trademarks

     Trademarks represent trademarks, service marks, trade names and logos purchased by the Company and are valued at cost less accumulated amortization.

     Amortization and recoverability

     The Company periodically reviews its intangible assets to assess recoverability; any impairments would be recognized in the consolidated statement of operations if a permanent impairment were determined to have occurred. Recoverability of intangibles is determined based on undiscounted expected earnings from the related business unit or activity over the remaining amortization period. Exclusive management rights are amortized over the term of the respective management agreement, usually ten to twenty-five years. Goodwill and other intangibles are amortized over periods ranging from three to forty years. Trademarks are amortized over five to seven years. The fully depreciated asset balances related to the AWM Division and to certain of the managed single-physician practices were removed from the Company's records as of September 30, 1998 (see Notes 7 and 8). As of September 30, 1998, accumulated amortization of exclusive management rights and trademarks was $961,000 and $326,000, respectively. As of December 31, 1997, accumulated amortization of exclusive management rights, goodwill and trademarks was $802,000, $283,000 and $294,000, respectively.

   Due to Medical Practices --

     Due to Medical Practices primarily represents amounts owed by the Company to the Medical Practices for the medical providers' share of the respective Medical Practice earnings net of the Company's advances to the Medical Practice, if any. Due to Medical Practices excludes amounts owed by the Company to Medical Practices for exclusive management rights.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Earnings per share --

     The Company determines earnings (loss) per share in accordance with Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which the Company adopted in December 1997. All historical earnings (loss) per share have been presented in accordance with FAS 128.

NOTE 3 -- SIGNIFICANT MANAGEMENT CONTRACTS:

     For the three and nine-month periods ended September 30, 1998 and 1997, the Boston, New Jersey, FCI (acquired in mid-August 1997), and Shady Grove (acquired in mid-March 1998) Network Sites provided greater than 10% of the Company's Revenues, net and Network Sites' contribution as follows:

                        Percent of Company       Percent of Network        Percent of Company      Percent of Network
                           Revenues, net         Sites' contribution          Revenues, net        Sites' contribution
                        for the three-month      for the three-month       for the nine-month       for the nine-month
                       period ended Sept. 30,   period ended Sept.  30,   period ended Sept. 30,   period ended Sept. 30,
                       ----------------------   -----------------------   ----------------------   ----------------------
                         1998        1997        1998           1997       1998          1997        1998           1997
                         ----        ----        ----           ----       ----          ----        ----           ----

     Boston..........    15.54       28.23       20.80         29.30        16.12        31.74       21.97          36.54
     New Jersey......    12.35       19.19       28.28         40.49        12.44        20.78       28.22          43.54
     FCI.............    25.81       12.22       22.75         13.98        26.73         4.72       26.69           6.08
     Shady Grove.....    18.43          --       11.89            --        13.37           --        8.83             --

NOTE 4 -- NOTES PAYABLE:

     In September 1998, the Company obtained from Fleet Bank, N.A. ("Fleet") a $13.0 million credit facility (the "New Credit Facility"). The New Credit Facility is comprised of a $4.0 million three-year working capital revolver, a $5.0 million three-year acquisition revolver and a $4.0 million 5.5 year term loan. Each component of the New Credit Facility bears interest by reference to Fleet's prime rate or LIBOR, at the option of the Company, plus a margin ranging from 0.00% to 0.25% in the case of prime-based loans or 2.75% to 3.00% in the case of LIBOR-based loans, which margins vary based on a leverage test. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each interest period applicable thereto provided that, in the case of interest periods in excess of three months, interest is payable at three-month intervals during such periods. Borrowings under the term loan will require only interest payments for the first twenty months. Upon closing of the New Credit Facility, the Company drew the entire $4.0 million available under the term loan to repay in full its balance outstanding with First Union National Bank of $2,250,000 and for working capital and acquisition purposes. In addition, the Company will utilize a portion of the proceeds of the term loan to pay part of the consideration to repurchase up to $2 million of the Company's outstanding shares of Common Stock from time to time on the open market at prevailing market prices or through privately negotiated transactions. As of November 1, 1998, the Company had repurchased 724,000 shares of its Common Stock for an aggregate cost of $476,000. Unused amounts under the working capital and acquisition revolvers bear a commitment fee of 0.25% and 0.20%, respectively. Availability of borrowings under the working capital revolver are based on eligible accounts receivable as defined. Availability of borrowings under the acquisition revolver will be based on financial covenants and eligibility criteria with respect to each proposed acquisition. Approximately $4.5 million was available under the working capital and acquisition revolvers as of September 30, 1998. The New Credit Facility is secured by all of the Company's assets.

     As part consideration for the acquisition of the capital stock of Shady Grove Fertility Centers, Inc., the Company issued $1.1 million in promissory notes which are payable in two equal annual installments, due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%.

     Also included in notes payable is the Company's aggregate obligation of approximately $1.6 million in the form of cash, stock, and a note to acquire the balance of the capital stock of Shady Grove Fertility Centers, Inc., in early 1999.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- EQUITY:

     Effective August 31, 1998, the Board of Directors approved a resolution to reprice certain stock option agreements held by each officer, director and employee of the Company, under the 1992 Incentive and Non-Incentive Stock Option Plan and/or the 1998 Stock Option Plan. Per the resolution, stock option agreements where the exercise price per share was greater than $1.03 were amended to provide for an exercise price per share of $1.03 ("New Options"). Except for the exercise price of the New Options, all other terms and conditions of the agreements remain in full force and effect. Per the resolution, options to purchase approximately 1.4 million shares of Common Stock were repriced.

     The Board of Directors has authorized the repurchase of up to $2 million of the Company's outstanding shares of Common Stock from time to time on the open market at prevailing market prices or through privately negotiated transactions. The Company will utilize a portion of the term loan proceeds from its new credit facility with Fleet Bank, N.A. to fund a portion of the price of the stock repurchases.

     As of September 30, 1998, dividend payments of approximately $563,000 on the Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") were in arrears. In October 1998, the Company paid all dividend payments which were in arrears.

     The Board of Directors has authorized a one for four reverse stock split of its outstanding shares of Common Stock through an amendment to the Company's Amended and Restated Certificate of Incorporation. The reverse stock split will be submitted for approval by the Company's stockholders at a Special Meeting of Stockholders to be held on November 17, 1998. If approved by the Company's stockholders, every four shares of Common Stock will be converted into one share of Common Stock. On September 21, 1998, the Common Stock had been trading below $1.00 for 30 consecutive trading days. The reverse stock split is intended to allow the Company to comply with the minimum $1.00 bid price per share requirement for continued listing of the Company's Common Stock on the Nasdaq National Market.

     During the first quarter of 1998, the Company consummated an equity private placement of $5.5 million with entities affiliated with Morgan Stanley Venture Partners ("Morgan Stanley") providing for the purchase of 3,235,294 shares of the Company's Common Stock at a price of $1.70 per share and 240,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price. The Company used a portion of these funds to acquire the capital stock of Shady Grove Fertility Centers, Inc. (see Note 6).

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

      On March 12, 1998, the Company acquired the majority of the capital stock of Shady Grove Fertility Centers, Inc. ("Shady Grove"), currently a Maryland business corporation which provides management services, and formerly a Maryland professional corporation engaged in providing infertility services. Prior to the

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consummation of the transaction, Shady Grove had entered into a twenty-year management agreement with Levy, Sagoskin and Stillman, M.D., P.C. (the " Shady Grove P.C."), an infertility physician group practice comprised of six physicians and four locations surrounding the greater Washington, D.C. area. The Company will acquire the balance of the Shady Grove capital stock in early 1999. The aggregate purchase price for all of the Shady Grove capital stock was $5.7 million, consisting of approximately $2.8 million in cash, approximately $1.4 million in Common Stock, and approximately $1.5 million in promissory notes. The purchase price was allocated to the various assets and liabilities assumed and the balance was allocated to exclusive management rights. On March 12, 1998, the Closing Date, the following consideration was paid: (i) approximately $1.8 million in cash, (ii) approximately $1.2 million in stock or 639,551 shares of Common Stock, and (iii) approximately $1.1 million in promissory notes. The Company will pay the balance of the aggregate purchase price of approximately $1.6 million in the form of cash, stock and a note in early 1999 (the "Second Closing Date"), when the balance of the Shady Grove capital stock is transferred to the Company. The $1.1 million of promissory notes currently outstanding are payable in two equal annual installments due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%. The number of shares of Company Common Stock to be issued on the Second Closing Date, which will have a fair market value of approximately $200,000, will be determined based upon the average closing price of the Company's Common Stock for the ten-day trading period prior to the third business day before the Second Closing Date, provided, however, that in no event will the price per share exceed $2.00 or be less than $1.70 for purposes of this calculation.

     The following unaudited pro forma results of operations for the three and nine-month periods ended September 30, 1998 and 1997 have been prepared by management based on the unaudited financial information for Shady Grove, the Maryland professional corporation, which management arrangement was entered into in March 1998, and Fertility Centers of Illinois, S.C. which management agreement was entered into in August 1997, adjusted where necessary, with respect to pre-acquisition periods, to the basis of accounting used in the historical financial statements of the Company. Such adjustments include modifying the results to reflect operations as if the Shady Grove management agreement had been consummated on January 1, 1998 and 1997, respectively, and as if the FCI management agreement, excluding the in-market mergers in 1997 and 1998, had been consummated on January 1, 1997. Additional general corporate expenses which would have been required to support the operations of the new Network Sites are not included in the pro forma results. The unaudited pro forma results may not be indicative of the results that would have occurred if the management agreement had been in effect on the dates indicated or which may be obtained in the future.

                                                                     For the                For the
                                                                    three-month            nine-month
                                                                   period ended            period ended
                                                                   September 30,           September 30,
                                                                  (000's omitted)         (000's omitted)
                                                                  ---------------         ---------------
                                                                  1998       1997         1998       1997
                                                                  ----       ----         ----       ----
                                                                    (unaudited)              (unaudited)

Revenues, net.................................................    $9,756     $7,123       $29,433   $20,853
Net income (loss) from continuing operations (1)..............    $  422     $  622       $  (498)  $ 1,414
Basic and diluted earnings (loss) per share of Common Stock
   from continuing operations.................................    $ 0.02     $ 0.04       $ (0.03)  $  0.11

(1)  Pro forma income from continuing  operations before restructuring and other
     charges  for  the   nine-month   period  ended   September   30,  1998  was
     approximately $1.6 million, or $0.07 per share.

NOTE 7 -- DISCONTINUED OPERATIONS:

     In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division operations. On September 1, 1998 the Company disposed of the AWM operations via a sale of certain of its fixed assets to a third party and the third party's assumption of the employees, building lease, research

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contracts, and medical records. As of September 30, 1998, the Company's Consolidated Balance Sheet includes approximately $30,000 of accounts payable, $20,000 of accrued liabilities and $262,500 in notes payable related to the AWM Division. During the nine-month period ended September 30, 1998, the Company reported a loss from the disposal of the AWM Division of approximately $3.6 million, which principally represented approximately $3.3 million related to the write-off of goodwill and $243,000 for estimated operating losses during the phase-out period. During the three-month periods ended September 30, 1998 and 1997, the AWM Division recorded revenues of approximately $338,000 and $459,000, respectively. During the nine-month periods ended September 30, 1998 and 1997, the AWM Division recorded revenues of approximately $1.0 million and $1.7 million, respectively.

NOTE 8 -- RESTRUCTURING AND OTHER CHARGES:

     The Company recorded approximately $2.1 million in restructuring and other charges in the three-month period ended June 30, 1998. Such charges included approximately $1.4 million associated with its termination of its management agreement with the Reproductive Science Center of Greater Philadelphia, a single physician Network Site, effective July 1, 1998, which primarily consisted of exclusive management right impairment and other asset write-offs. Such charges also included approximately $700,000 for exclusive management right impairment losses related to two other single physician Network Sites.

NOTE 9 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine-month periods ended September 30, 1998 and 1997 is as follows (000's omitted, except for per share amounts):


                                                                  For the                      For the
                                                             three-month period            nine-month period
                                                             ended September 30,           ended September 30,
                                                            -------------------           -------------------
                                                             1998         1997             1998         1997
                                                            -----        ------           ------       ------
Numerator
Income (loss) from continuing operations..................  $   422      $   308          $  (665)    $   406
Less: Preferred stock dividends accrued...................       33           33               99          99
                                                            -------      -------          -------     -------
Income (loss) from continuing operations
   available to Common stockholders.......................      389          275             (764)        307
Recapture (loss) from discontinued operations.............      350         (200)          (4,501)       (249)
                                                            -------      -------          -------     -------
Net income (loss) available to Common Stockholders........  $   739      $    75          $(5,265)    $    58
                                                            =======      =======          =======     =======

Denominator
Weighted average shares outstanding.......................   21,372       13,243           20,904      10,790
Effect of dilutive options and warrants...................      247          230             --           230
                                                            -------      -------          -------     -------
Weighted average shares and dilutive potential
   Common shares..........................................   21,619       13,473           20,904      11,020
                                                            =======      =======          =======     =======

Basic and diluted EPS:
Continuing operations.....................................  $  0.02      $  0.02          $ (0.04)    $  0.03
Discontinued operations...................................     0.01        (0.01)           (0.21)      (0.02)
                                                            -------      -------          -------     -------
Net earnings (loss).......................................  $  0.03      $  0.01          $ (0.25)    $  0.01
                                                            =======      =======          =======     =======

     The effect of the assumed exercise of options to purchase approximately 20,000 shares of Common Stock and warrants to purchase 240,000 shares of Common Stock at exercise prices of $0.625 and of $0.01, respectively, were included in computing the diluted per share amount for the three-month period ended
September 30, 1998. These shares were excluded in computing the diluted per share amount for the nine-month period ended September 30, 1998 as they were antidilutive due to the Company's net loss during the nine-month period. For the three and nine-month periods ended September 30, 1998, the effect of the assumed exercise of options to purchase approximately 1.4 million shares of Common Stock and warrants to purchase approximately 313,000 shares of Common Stock at

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercise prices ranging from $1.00 to $1.03 per share and exercise prices ranging from $1.25 to $10.34 per share, respectively, were excluded in computing the diluted per share amount as the exercise price of the options and warrants equaled or exceeded the average market price of the Common Stock during these periods. For the three and nine-month periods ended September 30, 1998, approximately 523,000 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted earnings per share as the amount of the dividend declared for these periods per share of Common Stock obtainable on conversion exceeded basic earnings per share.

     The effect of the assumed exercise of options to purchase approximately 562,000 shares of Common Stock and warrants to purchase approximately 150,000 shares of Common Stock at exercise prices ranging from $0.625 to $1.68 and from $1.25 to $1.81, respectively, were included in computing the diluted per share amount for the three and nine-month periods ended September 30, 1997. For the three and nine-month periods ended September 30, 1997, the effect of the assumed exercise of options to purchase approximately 583,000 shares of Common Stock and warrants to purchase approximately 233,000 shares of Common Stock at exercise prices ranging from $2.00 to $3.75 and from $10.34 to approximately $14.54 per share, respectively, were excluded in computing the diluted per share amount as the exercise price of the options and warrants exceeded the average market price of the Common Stock during the period. For the three and nine-month periods ended September 30, 1997, approximately 414,000 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted earnings per share as the amount of the dividend declared for these periods per share of Common Stock obtainable on conversion exceeded basic earnings per share.

NOTE 10 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
           TRANSACTIONS:

     In connection with the Company's termination of its management agreement with the Reproductive Sciences Medical Center, Inc. effective September 1, 1998, the Company was discharged from its remaining exclusive management right obligation of $650,000.

     In connection with the Company's termination of its management agreement with the Reproductive Science Center of Greater Philadelphia and due to this Network Site's historical operating losses, approximately $583,000 of the Company's exclusive right to manage obligation to the physician owner was applied against the Company's receivable from the physician owner during the six-month period ended June 30, 1998.

     In connection with its acquisition of the exclusive right to manage CFRM in January 1998, the Company issued 184,314 shares of Common Stock with an aggregate fair value equal to approximately $300,000.

     In connection with its acquisition of the exclusive right to manage the Shady Grove P.C., in March 1998, the Company issued 639,551 shares of Common Stock with an aggregate fair value equal to approximately $1.2 million and approximately $1.1 million in promissory notes. The Company also recorded an additional aggregate obligation of approximately $1.6 million in the form of cash, stock and a note to acquire the balance of the capital stock of Shady Grove, which is anticipated to occur in early 1999.

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

     In the three-month period ended September 30, 1997, the Company entered into a capital lease obligation in the amount of $105,000 for medical equipment.

     Accrued dividends on Convertible Preferred Stock outstanding increased by $99,000 to $563,000 and by $99,000 to $430,000, in the nine-month periods ended September 30, 1998 and 1997, respectively.

     State taxes, which primarily reflect various state income taxes, of $376,000 and $66,000 were paid in the nine-month periods ended September 30, 1998 and 1997, respectively.

     Interest paid in cash in the nine-month periods ended September 30, 1998 and 1997 amounted to $306,000 and $48,000, respectively. Interest received in the nine-month periods ended September 30, 1998 and 1997 amounted to $45,000 and $168,000 respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Overview

     IntegraMed America, Inc. (the "Company") is a health services management company specializing in fertility and assisted reproductive technology (ART) services. The Company provides comprehensive management services to a nationwide network of medical providers currently consisting of nine sites (each, a "Network Site" or "Reproductive Science Center"). Each Reproductive Science Center consists of a location or locations where the Company has a management agreement with a physician group or hospital (each a "Medical Practice") which employs the physicians. The current network of nine Reproductive Science Centers is comprised of twenty-one locations in nine states and the District of Columbia and forty-seven affiliated physicians, including physicians employed by the Medical Practice, as well as, physicians who have arrangements to utilize the Company's facilities.

     The Company's objective is to develop, manage and integrate a nationwide network of Medical Practices specializing in the provision of high quality, cost effective fertility health care services. The primary elements of the Company's strategy include: (i) establishing additional Reproductive Science Centers, (ii) increasing revenue at the Reproductive Science Centers, (iii) increasing operating efficiencies at the Reproductive Science Centers and (iv) developing a nationwide integrated information system.

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

     In the nine-month period ended September 30, 1998, the Company recorded restructuring and other charges of approximately $2.1 million associated with its termination of its management agreement with the Reproductive Science Center of Greater Philadelphia, a single-physician Network Site, effective July 1, 1998, and exclusive management right impairment losses related to two other single-physician Network Sites.

     Due to continued operating losses and the Company's decision to focus exclusively on fertility services, in June 1998, the Company committed itself to a formal plan to dispose of the operations of the Adult Women's Medical Division ("AWM Division"). The AWM Division operations were sold effective September 1, 1998. The nine-month period ended September 30, 1998 reflects an aggregate charge of approximately $4.5 million related to the operating losses and the disposal of the AWM Division.

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

     In September 1998, the Company obtained from Fleet Bank, N.A. a $13.0 million credit facility to fund acquisitions over approximately the next one to two years, to provide working capital, and to refinance its existing bank debt. In addition, the Company will utilize a portion of the proceeds of the term loan from its new credit facility to pay part of the consideration to repurchase up to $2 million of the Company's outstanding shares of Common Stock from time to time on the open market at prevailing market prices or through privately negotiated transactions.

     The Board of Directors has authorized a one for four reverse stock split of its outstanding shares of Common Stock through an amendment to the Company's Amended and Restated Certificate of Incorporation. The reverse stock split will be submitted for approval by the Company's stockholders at a Special Meeting of Stockholders to be held on November 17, 1998. If approved by the Company's stockholders, every four shares of Common Stock will be converted into one share of Common Stock. On September 21, 1998, the Common Stock had been trading below $1.00 for 30 consecutive trading days. The reverse stock split is intended to allow the Company to comply with the minimum $1.00 bid price per share requirement for continued listing of the Company's Common Stock on the Nasdaq National Market.

Results of Operations

     The following table shows the percentage of net revenue represented by various expense and other income items reflected in the Company's Consolidated Statement of Operations.

                                                                               For the                  For the
                                                                          three-month period       nine-month period
                                                                          ended September 30,     ended September 30,
                                                                          -------------------     -------------------
                                                                            1998       1997         1998       1997
                                                                          -------     -------     -------     -------
                                                                             (unaudited)              (unaudited)

         Revenues, net...................................................     100%      100%         100%       100%
         Costs of services incurred on behalf of Network Sites:
              Employee compensation and related expenses.................   38.27%    38.01%       39.57%     36.97%
              Direct materials...........................................   11.82%     6.09%       12.03%      6.95%
              Occupancy costs............................................    7.43%     9.36%        7.59%      8.96%
              Depreciation...............................................    3.52%     3.93%        3.49%      4.16%
              Other expenses.............................................   16.03%    12.78%       14.18%     14.41%
                                                                            -----     -----        -----      -----
              Total costs of services....................................   77.07%    70.17%       76.86%     71.45%

         Network Sites' contribution.....................................   22.93%    29.83%       23.14%     28.55%
         General and administrative expenses.............................   14.20%    20.28%       13.81%     22.65%
         Amortization of intangible assets...............................    2.40%     3.25%        2.44%      2.61%
         Interest income.................................................  (0.24)%   (0.60)%      (0.16)%    (0.73)%
         Interest expense................................................    1.29%     0.28%        1.09%      0.36%
                                                                            -----     -----        -----      -----
              Total other expenses.......................................   17.65%    23.21%       17.18%     24.89%
                                                                            -----     -----        -----      -----
         Restructuring and other charges.................................    0.00%     0.00%        7.46%      0.00%
         Income (loss) from continuing operations before income taxes....    5.28%     6.62%      (1.50)%      3.66%
         Provision for income taxes......................................    0.96%     0.40%        0.88%      0.63%
                                                                            -----     -----        -----      -----
         Income (loss) from continuing operations (a)....................    4.32%     6.22%      (2.38)%      3.03%
         Discontinued operations (recapture) loss........................  (3.59)%     4.04%       16.12%      1.86%
                                                                            -----     -----        -----      -----
             Net income (loss)...........................................    7.91%     2.18%      (18.5)%      1.17%
                                                                            =====     =====        =====      =====

         (a) Excluding the effect of the restructuring and other charges in 1998, income from continuing operations as a percent of revenues, net would have been 5.08% for the nine months ended September, 30, 1998.


   Three Months Ended September 30, 1998 Compared to Three Months Ended
     September 30, 1997

     Revenues, net for the three months ended September 30, 1998 (the "third quarter of 1998") were approximately $9.8 million as compared to approximately $5.0 million for the three months ended September 30, 1997 (the "third quarter of 1997"), an increase of $4.8 million, or 96.9%. The increase in revenues, excluding revenues related to the Philadelphia Network Site agreement which was terminated effective July 1, 1998 and including revenues related to the San Diego Network Site agreement which was terminated effective September 1, 1998, was approximately 72.5% attributable to new management agreements entered into in the first quarter of 1998 and the second and third quarter of 1997 and approximately 27.5% attributable to same market growth. Same market growth was principally achieved via new service offerings, the expansion of ancillary services, and increases in patient volume. The aggregate increase in revenue was comprised of the following: (i) an approximate $4.0 million increase in reimbursed costs of services; and (ii) an approximate $760,000 increase in the Company's management fees derived from the managed Medical Practices' net revenue and/or earnings.

     Total costs of services as a percentage of revenue increased by 6.9% in the third quarter of 1998 as compared to the third quarter of 1997. Employee compensation and related expenses, direct materials, and other expenses as a percentage of revenue increased primarily due to the factors attributable to increasing revenues. Occupancy costs and depreciation as a percentage of revenue decreased primarily due to the significant increase in revenues.

     Network Sites' contribution increased by approximately 51.4% to $2.2 million in the third quarter of 1998 as compared to $1.5 million in the third quarter of 1997 due to the factors attributable to increasing revenues.

     General and administrative expenses for the third quarter of 1998 were approximately $1.4 million as compared to approximately $1.0 million in the third quarter of 1997, an increase of 37.8%. As a percentage of revenues, general and administrative expenses decreased to approximately 14.2% from approximately 20.3% primarily due to the significant increase in revenues.

     Amortization of intangible assets was $234,000 in the third quarter of 1998 as compared to $161,000 in the third quarter of 1997. This increase was attributable to the Company's acquisitions of new management agreements in the first quarter of 1998 and the second and third quarters of 1997, partially offset by the absence of amortization related to certain single physician Network Sites due to exclusive management right impairment losses which were recorded in the second quarter of 1998.

     Interest income for the third quarter of 1998 decreased to $24,000 from $30,000 for the third quarter of 1997, due to a lower invested cash balance. Interest expense for the third quarter of 1998 increased to $126,000 from $14,000 in the third quarter of 1997, due to increases in bank borrowings principally to finance working capital and acquisition needs and in notes payable to Medical Providers for exclusive management rights.

     The provision for income taxes primarily reflected various state income taxes in both the third quarter of 1998 and the third quarter of 1997.

     Income from continuing operations was approximately $422,000 in the third quarter of 1998 as compared to $308,000 in the third quarter of 1997. The increase was primarily due to the $759,000 increase in Network Site contribution, which was partially offset by increases in general and administrative expenses, amortization of intangible assets, interest and income tax expense.

     The Company disposed of the AWM Division via a sale of its operations effective September 1, 1998. Discontinued operations in the third quarter of 1998 reflect the recapture of $350,000 of disposal costs which had been recorded in the second quarter of 1998. During the third quarter of 1998 and 1997, the AWM Division recorded revenues of $338,000 and $459,000, respectively.

   Nine Months Ended September 30, 1998 Compared to Nine Months Ended
     September 30, 1997

     Revenues, net for the nine months ended September 30, 1998 were approximately $27.9 million as compared to approximately $13.4 million for the nine months ended September 30, 1997, an increase of approximately $14.5 million, or 109%. The increase in revenues, excluding revenues related to the Philadelphia Network Site agreement which was terminated effective July 1, 1998 and including revenues related to the San Diego Network Site agreement which was terminated effective September 1, 1998, was approximately 74.8% attributable to new management agreements entered into in the first quarter of 1998 and the second and third quarter of 1997 and approximately 25.2% attributable to same market growth. Same market growth was principally achieved via new service offerings, the expansion of ancillary services, and increases in patient volume. The aggregate increase in revenue was comprised of the following: (i) an approximate $11.9 million increase in reimbursed costs of services; and (ii) an approximate $2.6 million increase in the Company's management fees derived from the managed Medical Practices' net revenue and/or earnings.

     Total costs of services as a percentage of revenue increased by 5.41% for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Employee compensation and related expenses, direct materials, and other expenses as a percentage of revenue increased primarily due to the factors attributable to increasing revenues. Occupancy costs and depreciation as a percentage of revenue decreased primarily due to the significant increase in revenues.

     Network Sites' contribution increased by approximately 69.3% to $6.5 million for the nine months ended September 30, 1998 as compared to $3.8 million for the nine months ended September 30, 1997 due to the factors attributable to increasing revenues.

     General and administrative expenses for the nine months ended September 30, 1998 were approximately $3.9 million as compared to approximately $3.0 million for the nine months ended September 30, 1997, an increase of 27.3%. As a percentage of revenues, general and administrative expenses decreased to approximately 13.8% from approximately 22.7% primarily due to the significant increase in revenues.

     Amortization of intangible assets was $681,000 for the nine months ended September 30, 1998 as compared to $349,000 for the nine months ended September 30, 1997. This increase was attributable to the Company's acquisitions of new management agreements in the first quarter of 1998 and the second and third quarters of 1997, partially offset by the absence of amortization related to certain single physician Network Sites due to exclusive management right impairment losses which were recorded in the second quarter of 1998.

     Interest income for the nine months ended September 30, 1998 decreased to $45,000 from $98,000 for the nine months ended September 30, 1997, due to a lower invested cash balance. Interest expense for the nine months ended September 30, 1998 increased to $306,000 from $48,000 for the nine months ended September 30, 1997, due to an increase in bank borrowings principally to finance working capital and acquisition needs and in notes payable to Medical Providers for exclusive management rights.

     The provision for income taxes primarily reflected various state income taxes in both the nine months ended September 30, 1998 and September 30, 1997.

     Restructuring and other charges were approximately $2.1 million for the nine months ended September 30, 1998. Such charges included approximately $1.4 million associated with the Company's termination of its management agreement with the Reproductive Science Center of Greater Philadelphia, a single physician Network Site, effective July 1, 1998, which primarily consisted of exclusive management right impairment and other asset write-offs. Such charges also included approximately $700,000 for exclusive management right impairment losses related to two other single physician Network Sites.

     Income from continuing operations excluding restructuring and other charges was approximately $1.4 million for the nine months ended September 30, 1998 as compared to $406,000 for the nine months ended September 30, 1997. The increase was primarily due to the approximate $2.6 million increase in Network Site contribution, which waspartially offset by increases in general and administrative expenses, amortization of intangible assets, interest and income tax expense.

     In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division operations. On September 1, 1998 the Company disposed of the AWM Division operations via a sale of certain of its fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records. Discontinued operations for the nine months ended September 30, 1998 reflect an aggregate charge of approximately $4.5 million of which $923,000 represented loss from operations and approximately $3.6 million represented loss from the disposal of the AWM Division. The loss from disposal of the AWM Division principally represented approximately $3.3 million related to the write-off of goodwill and $243,000 for estimated operating losses during the phase-out period. During the nine months ended September 30, 1998 and 1997, the AWM Division recorded revenues of approximately $1.0 million and $1.7 million, respectively.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through sales of equity securities. More recently, the Company has commenced using bank financing for working capital and acquisition purposes. The Company anticipates that its acquisition strategy will continue to require substantial capital investment. Capital is needed not only for additional acquisitions, but also for the effective integration, operation and expansion of the Company's existing Network Sites. The Medical Practices may require capital for renovation and expansion and for the addition of medical equipment and technology. In September 1998, the Company obtained from Fleet Bank, N. A. a $13.0 million credit facility to fund acquisitions over approximately the next one to two years, to provide working capital, and to refinance its existing bank debt. In addition, the Company will utilize a portion of the proceeds of the term loan from its new credit facility to pay part of the consideration to repurchase up to $2 million of the Company's outstanding shares of Common Stock from time to time on the open market at prevailing market prices or through privately negotiated transactions.

     During the first quarter of 1998, the Company consummated an equity private placement of $5.5 million with entities affiliated with Morgan Stanley Venture Partners providing for the purchase of 3,235,294 shares of the Company's Common Stock at a price of $1.70 per share and 240,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price. A portion of these funds were used by the Company to purchase the capital stock of Shady Grove and the right to manage the Shady Grove P.C.'s infertility medical practice. The balance of these funds have been used for working capital purposes.

     At September 30, 1998, the Company had working capital of approximately $8.0 million, approximately $5.0 million of which consisted of cash and cash equivalents, compared to working capital of approximately $4.1 million at
December 31, 1997, approximately $1.9 million of which consisted of cash and cash equivalents. The net increase in working capital at September 30, 1998 was principally due to the $5.5 million proceeds received from the equity private placement with Morgan Stanley and $6.0 million in bank loan proceeds, partially offset by approximately $3.2 million in payments for exclusive management rights, approximately $2.8 million in debt repayments and an approximate $1.9 million increase in short-term debt related to the Shady Grove transaction. Patient accounts receivable increased by approximately $2.7 million. The net increase in patient accounts receivables represented an approximate increase of $4.9 million in purchased patient accounts receivable, excluding any receivables acquired on the day of the closing of a new management agreement, partially offset by an approximate decrease of $2.2 million in patient accounts receivable which were a function of Company revenue.

     During the first quarter of 1998, the Company completed its second in-market merger with the addition of two physicians to the FCI practice and entered into a new management agreement with the Shady Grove, P.C. The aggregate purchase price of these transactions, exclusive of acquisition costs, was approximately $7.2 million, consisting of approximately $4.0 million in cash, $1.5 million in promissory notes, 823,865 shares of the Company's Common Stock, and approximately an additional $200,000 in shares of the Company's Common Stock. A portion of the aggregate purchase price related to the Shady Grove acquisition will be paid in early 1999 ( the "Second Closing Date") as follows: approximately $1.0 million in cash, $403,000 in promissory notes and approximately $200,000 in shares of the Company's Common Stock. The $1.1 million of promissory notes currently outstanding are payable in two equal annual installments, due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%. The number of shares of Common Stock of the Company to be issued in early 1999 will be determined based upon the average closing price of the Company's Common Stock for the ten-day trading period prior to the third business day before the Second Closing Date, provided, however, that in no event will the price per share exceed $2.00 or be less than $1.70 for purposes of this calculation.

     As previously noted, in September 1998, the Company obtained from Fleet Bank, N.A. ("Fleet") a $13.0 million credit facility (the "New Credit Facility"). The New Credit Facility is comprised of a $4.0 million three-year working capital revolver, a $5.0 million three-year acquisition revolver and a $4.0 million 5.5 year term loan. Each component of the New Credit Facility bears interest by reference to Fleet's prime rate or LIBOR, at the option of the Company, plus a margin ranging from 0.00% to 0.25% in the case of prime-based loans or 2.75% to 3.00% in the case of LIBOR-based loans, which margins vary based on a leverage test. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each interest period applicable thereto provided that, in the case of interest periods in excess of three months, interest is payable at three-month intervals during such periods. Borrowings under the term loan will require only interest payments for the first twenty months. Upon closing of the New Credit Facility, the Company drew the entire $4.0 million available under the term loan to repay in full its balance outstanding with First Union National Bank of $2,250,000 and for working capital and acquisition purposes. In addition, the Company will utilize a portion of the proceeds of the term loan to pay part of the consideration to repurchase up to $2 million of the Company's outstanding shares of Common Stock from time to time on the open market at prevailing market prices or through privately negotiated transactions. As of November 1, 1998, the Company had repurchased 724,000 shares of its Common Stock for an aggregate cost of $476,000. Unused amounts under the working capital and acquisition revolvers bear a commitment fee of 0.25% and 0.20%, respectively. Availability of borrowings under the working capital revolver are based on eligible accounts receivable as defined. Availability of borrowings under the acquisition revolver will be based on financial covenants and eligibility criteria with respect to each proposed acquisition. Approximately $4.5 million was available under the working capital and acquisition revolvers as of September 30, 1998. The New Credit Facility is secured by all of the Company's assets.

     The Board of Directors has authorized a one for four reverse stock split of its outstanding shares of Common Stock through an amendment to the Company's Amended and Restated Certificate of Incorporation. The reverse stock split will be submitted for approval by the Company's stockholders at a Special Meeting of Stockholders to be held on November 17, 1998. If approved by the Company's stockholders, every four shares of Common Stock will be converted into one share of Common Stock. On September 21, 1998, the Common Stock had been trading below $1.00 for 30 consecutive trading days. The reverse stock split is intended to allow the Company to comply with the minimum $1.00 bid price per share requirement for continued listing of the Company's Common Stock on the Nasdaq National Market.

     As of September 30, 1998, dividend payments of approximately $563,000 on the Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") were in arrears. In October 1998 the Company paid all dividend payments which were in arrears.

Year 2000 Issue

     The Company's management has recognized the need to ensure that its operations and relationships with its vendors and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond ("Year 2000"). As such, the Company has appointed a Year 2000 Task Force to identify and assess the risks associated with its information systems and operations, and its interactions with vendors and third-party insurance payors ("the Year 2000 Project"). The five phases of the Task Force's Year 2000 project are as follows: 1) identification of risks, 2) assessment of risks, 3) development of remediation and contingency plans, 4) implementation and 5) testing. The Company's Year 2000 Task Force is currently in the assessment phase and is scheduled to begin testing in early 1999. The Company has not yet determined the extent of contingency planning that may be required.

     The Company believes that the Year 2000 risks associated with its information systems and certain medical equipment may be potentially significant. In nearly all cases, the Company is relying on assurances from third party vendors that certain information systems and medical equipment will be Year 2000 compliant. In addition, in the normal course of business, the Company has made capital investments in certain third party software and hardware systems to address the financial and operational needs of the business.

These systems, which will improve the efficiencies and productivity of the replaced systems, have been represented to be Year 2000 compliant by the vendors and have been or will be installed by November 1999. The Company plans to test such third-party systems and equipment, but cannot be sure that its test will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory way.

     The Company is also highly dependent upon receiving payments from third party payors for insurance reimbursement for claims submitted by the managed Medical Practices, and as such, the ability of such payors to process claims submitted by Medical Practices accurately and timely, constitutes a significant risk to the Company's cash flow. Individual Network Sites have been or will be in communication with these payors throughout the country to insure that these payors will be Year 2000 compliant and will be able to process the Medical Practices' claims uninterrupted. In addition, the Company deals with numerous financial institutions, all of whom have indicated that the Year 2000 compliance issue is being addressed proactively and will not present a problem on the effective date.

     As the Company and its managed Medical Practices are primarily reliant on third party vendors and payors to be Year 2000 compliant, the Company does not anticipate that it will incur a material incremental cost associated with addressing Year 2000 problems. To date, all of the Company's capital projects regarding information systems were part of its long-term capital strategic plan and their timing was not accelerated as a result of the Year 2000 issue.

     In the event any third parties cannot timely provide the Company with information systems, equipment or services that meet the Year 2000 requirements, the Company's ability and the ability of its managed Medical Practices to offer services and to process sales and the Company's cash flows could be materially adversely affected. In addition, if the Company fails to satisfactorily resolve Year 2000 issues related to its operations in a timely manner, it could be exposed to liability to third parties, particularly, the managed Medical Practices and their patients.

     Management believes that the Company is taking reasonable and adequate action to address Year 2000 issues. However, there can be no assurance that the Company's information systems, medical equipment and other non-information technology systems will be Year 2000 compliant on or before December 31, 1999, or that vendors and third-party insurance payors are, or will be, Year 2000 compliant, or that the costs required to address the Year 2000 issue will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Like virtually every company, and indeed every aspect of contemporary society, the Company is at risk for the failure of major infrastructure providers to adequately address potential Year 2000 problems. The Company is highly dependent on a variety of public and private infrastructure providers to conduct its business in numerous jurisdictions throughout the country. Failures of the banking system, basic utility providers, telecommunication providers and other services, as a result of Year 2000 problems, could have a material adverse effect on the ability of the Company to conduct its business. While the Company is cognizant of these risks, a complete assessment of all such risks is beyond the scope of the Company's Year 2000 project or ability of the Company to address. The Company has focused its resources and attention on the most immediate and controllable Year 2000 risks.

New Accounting Standards

     On June 17, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Company does not believe that SFAS No. 133 will have a material effect on the Company's financial position or results of operations.

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

Forward Looking Statements

     This Form 10-Q and discussions and/or announcements made by or on behalf of the Company, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to the following factors: the Company's ability to acquire additional management agreements, including the Company's ability to raise additional debt and/or equity capital to finance future growth, the loss of significant management agreement(s), the profitability or lack thereof at Network Sites managed by the Company, the Company's ability to transition sole practitioners to group practices, increases in overhead due to expansion, the exclusion of infertility and ART services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new infertility, ART and/or genetic technologies and techniques and the risks relating to the Year 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.

                     On September 1, 1998, the Company and Reproductive Sciences Medical Center, Inc. ("RSMC") entered into a stipulation and settlement agreement, resolving all claims against each other. The management agreement has been terminated, RSMC will lease the Company's assets over a period of three years, and the parties have entered into mutual consulting agreements. Dr. Samuel H. Wood will serve as a special consultant to the Company with respect to new ART technologies and the Company shall serve as consultant to RSMC's Laboratory Director on issues of laboratory technology.

                     On October 9, 1998, W.F. Howard, M.D., P.A., filed a lawsuit against the Company in the District Court of Denton County, Texas, seeking to rescind the management agreement related to the Dallas Network Site, or collect damages, on the ground that its practice has not realized the degree of growth or increases as allegedly projected by the Company. The complaint asserts alleged breaches of contract, fiduciary duties and warranties, as well as a claim under the Texas Deceptive Trade Practices Act, and claims lost profit damages as well as an exemplary award under statute. Litigation counsel has advised the Company that it is too early in the litigation to meaningfully assess the likelihood of success of this lawsuit. Nonetheless, counsel believes that even an unfavorable result will not have a material adverse effect on the Company. The management agreement remains in full operation during the pendency of the lawsuit.

                     There are a few other legal proceedings to which the Company is a party. In the Company's view, the claims asserted and the outcome of these proceedings will not have a material adverse effect on the financial position or the results of operations of the Company.

     Item 2.      Changes in Securities.
                     None.

     Item 3.      Defaults Upon Senior Securities.
                     As of September 30, 1998, dividend payments of approximately $563,000 on the Series A Cumulative Convertible Preferred Stock were in arrears. In October 1998 the Company paid all dividend payments which were in arrears.

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


                                  INTEGRAMED AMERICA, INC.
                                  (Registrant)




Date: November 16, 1998              By:      /s/ Eugene R. Curcio
                                              ----------------------------------
                                              Eugene R. Curcio
                                              Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                               Exhibit


10.44(c) --   Stipulation  of  Settlement  and  Compromise  of all Claims  Among
              IngetraMed America, Inc. and Assisted  Reproductive  Technologies,
              P.C.,  d/b/a Mainline  Reproductive  Science Center,  Reproductive
              Diagnostics,  Abraham Munabi, M.D., Reproductive Science Center of
              Suburban Philadelphia

10.52(a) --   Agreement  dated  September 1, 1998 By and Among Women's Medical &
              Diagnostic  Center,  Inc.,  IntegraMed  America,  Inc. and Florida
              Medical and Research Institute, P.A.

10.81(b) --   Stipulation  of  Settlement  and  Compromise  of all Claims  Among
              IntegraMed America, Inc. and Reproductive Sciences Medical Center,
              Inc. and Samuel H. Wood, M.D.

10.113(a)--   Loan  Agreement  dated  September  11,  1998  between   IntegraMed
              America, Inc. and Fleet Bank, National Association

27       --    Financial Data Schedule