Form 10-K
period 1998-12-31
INTEGRAMED AMERICA INC
filed 1999-03-29
CIK 885988

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

                   For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CRF ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [ ]

     Aggregate market value of voting stock (Common Stock, $.01 par value and Preferred Stock, $1.00 par value) held by non-affiliates of the Registrant was approximately $13.5 million on March 1, 1999 based on the closing sales price of the Common Stock and Preferred Stock on such date.

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding was approximately 4,973,460 on March 1, 1999.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     See Part III hereof with respect to incorporation by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 1998 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.


                                     PART I

ITEM 1.  Business

Company Overview

     IntegraMed America, Inc. (the "Company") is a health services management company specializing in fertility and assisted reproductive technology ("ART") services. The Company provides comprehensive management services to a nationwide network of medical providers currently consisting of nine sites (each, a "Network Site" or "Reproductive Science Center(R)"). Each Network Site consists of a location or locations where the Company has a management agreement with a physician group or hospital (each, a "Medical Practice") which employs and/or contracts with the physicians. The current network of nine Reproductive Science Centers ("RSCs") is comprised of twenty-two locations in nine states and the District of Columbia and fifty-four physicians and Ph.D. scientists, including physicians and Ph.D. scientists employed and/or contracted by the Medical Practice, as well as, physicians who have arrangements to utilize the Company's facilities.

Industry

   Health Services Management

     The health care industry in the United States is undergoing significant changes in an effort to manage costs more efficiently while continuing to provide high quality health care services. The United States Health Care Financing Administration has estimated that national health care expenditures in 1997 were $1.1 trillion, with approximately $218 billion directly attributable to physician services. Historically, health care in the United States has been delivered through a fragmented system of health care providers.

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

     In response to reductions in the levels of reimbursement by third-party payors and the cost-containment pressures on health care providers, physicians and hospitals are increasingly seeking to affiliate with larger organizations, including health services management companies, which manage the non-medical aspects of physician practices and hospitals, such as billing, purchasing and contracting with payor entities. In addition, affiliation with health services management companies provides physician groups and hospitals with improved access to (i) state-of-the-art laboratory facilities, equipment and supplies,
(ii) the latest technology and diagnostic and clinical procedures, (iii) capital and informational, managerial and administrative resources and (iv) access to managed care relationships.

     The trends that are leading physicians and hospitals to affiliate with health service management companies are magnified in the field of reproductive medicine due to several factors, including (i) the increasingly high level of specialized skills and technology required for comprehensive patient treatment,
(ii) the capital intensive nature of acquiring and maintaining state of-the-art medical equipment and laboratory and clinical facilities, (iii) the need to develop and maintain specialized management information systems to meet the increasing demands of technological advances, patient monitoring and third-party payors, and (iv) the need for seven-days-a-week service to respond to patient needs and to optimize the outcomes of patient treatments.

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

     Conventional infertility services include diagnostic tests performed on the female, such as endometrial biopsy, laparoscopy/hysteroscopy examinations and hormone screens, and diagnostic tests performed on the male, such as semen analysis and tests for sperm antibodies. Depending on the results of the diagnostic tests performed, conventional treatment options may include, among others, fertility drug therapy, artificial insemination and infertility surgeries. These conventional infertility services are not classified as ART services. Current types of ART services include in vitro fertilization, gamete intrafallopian transfer, zygote intrafallopian transfer, tubal embryo transfer, frozen embryo transfer and donor egg programs. Current ART techniques used in connection with ART services include intracytoplasmic sperm injection, assisted hatching and cryopreservation of embryos.

     According to The American Society for Reproductive Medicine, it is estimated that in 1996 approximately 10% of women between the ages of 15 and 44, or 6.1 million women, had impaired fertility. Based on data derived from industry sources, the Company estimates that annual expenditures relating to infertility services are approximately $2 billion. The Company believes that multiple factors over the past several decades have affected fertility levels. A demographic shift in the United States toward the deferral of marriage and first birth has increased the age at which women are first having children. This, in turn, makes conception more difficult and increases the risks associated with pregnancy, thereby increasing the demand for ART services. In addition, the technological advances in the diagnosis and treatment of infertility have enhanced treatment outcomes and the prognoses for many couples.

     Traditionally, conventional infertility services generally have been covered by managed care payors and indemnity insurance, while ART services have been paid directly by patients. Currently, there are several states that mandate offering benefits of varying degrees for infertility services, including ART services. In some states, the mandate is limited to an obligation on the part of the payor to offer the benefit to employers. In Massachusetts, Rhode Island, Maryland, Arkansas, Illinois and Hawaii, the mandate requires coverage of conventional infertility services as well as ART services.

     In the United States, there are approximately 38,000 OB/GYNs and approximately 1,500 infertility specialists of which approximately 600 are reproductive endocrinologists. There are approximately 400 facilities providing ART services in the United States, of which approximately one-third are hospital-affiliated and two-thirds are free-standing physician practices. Increasingly, hospital affiliated programs are moving out of the hospital and into lower cost physician practice settings.

Company Strategy

     The Company's objective is to develop, manage and integrate a nationwide network of Medical Practices specializing in the provision of high quality, cost effective fertility health care services. The primary elements of the Company's strategy include: (i) establishing additional Network Sites; (ii) increasing revenues at the Network Sites; and (iii) developing a nationwide integrated information system.

   Establishing Additional Network Sites

     The Company intends to further develop its nationwide network of Medical Practices by acquiring certain assets of and the right to manage leading physician group practices specializing in infertility and ART services. The Company will primarily focus its acquisition activities on larger group practices operating in major cities, as Medical Practices providing infertility and ART services require high fixed overhead which smaller physician group practices (two physicians) and sole practitioners have difficulty in supporting. The Company believes that a number of beneficial factors will contribute to the successful expansion of its network. These factors include: (i) the high quality reputation of the Company in providing management services in the areas of infertility and ART services; (ii) the Company's experience and expertise in increasing revenues and operating in a cost effective manner at its Medical Practices; (iii) the Company's success in supporting improved patient outcomes by providing management services to its Medical Practices; and (iv) the Company's affiliations and relationships with high quality physician groups with outstanding reputations and market position.

     In addition, the Company intends to target hospital affiliations as a promising opportunity for new management contracts. Currently, approximately one-third of all ART services are offered in a hospital setting. ART services are highly specialized with unique resource requirements, which the Company can make available to hospitals, such as, embryology services. The Company will target hospital-based programs located in smaller markets which would typically not be a target for the Company's physician group practice service model. The Company's hospital-based ART program management model is financially attractive as it requires limited capital investment and entails modest financial risk to the Company.

   Increasing Revenues at the Network Sites

     The Company intends to increase revenues derived under its management agreements by assisting the Medical Practices in (i) acquiring and merging smaller physician group practices in existing markets to expand the revenue base at existing Medical Practices; (ii) expanding service offerings at the Medical Practices which have previously been outsourced, such as laboratory and ART services, thereby increasing revenues per patient; (iii) increasing marketing and sales efforts; and (iv) increasing the participation of the Medical Practices in clinical trials of new drugs, medical devices and diagnostic technologies under development.

   Developing a Nationwide Integrated Information System

     The Company will continue to develop and implement ARTWorks(TM), a suite of fertility care information systems customized for the Company's network of RSCs. ARTWorks is comprised of information technologies in six areas, four of which are currently being implemented and further customized and the latter two of which are currently being developed: (i) ARTWorks for Clinical Services is a clinician focused, patient centered system that provides instant and universal access to the entire medical record for managing patient cycles and a couple's entire reproductive treatment spectrum from initial consultation through retrieval, transfer, and pregnancy outcome; (ii) ARTWorks for Practice Management utilizes a network accessible "Master Patient Index" which tracks patient scheduling, registration, check- in/out, billing collections, referral management, and analysis reporting for the Medical Practices; (iii) ARTWorks for Sales and Marketing manages contacts and assists in developing an extensive database of prospects, clients, and tracking of events. The package manages calendars, communications, contact histories and direct mail programs; (iv) ARTWorks for Customer Satisfaction is built on a standard mailed survey from which numerous analysis reports may be generated providing a highly effective tool for targeting service improvement opportunities; (v) ARTWorks for Decision Support is a comprehensive query and report writing tool which will retrieve and combine data from each ARTWorks system providing for management and clinical decision making; and (vi) ARTWorks for Human Resources is a comprehensive human resource administrative system which will offer support for maintenance of employee information, benefit administration, license tracking, credentialing, time management and performance reviews.

Management Services

     The Company provides comprehensive management services to support the Medical Practices. In particular, the Company provides (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment; (ii) access to capital; (iii) marketing and sales; (iv) integrated information systems; (v) assistance in identifying best clinical practices; and (vi) access to technology. These services allow physicians to devote a greater portion of their efforts and time to meeting the medical needs of their patients, which the Company believes leads to improved outcomes and greater patient satisfaction at lower costs.

   Administrative Services

     The Company provides all of the administrative services necessary for the non-medical aspects of the Medical Practices, including (i) accounting and finance services, such as billing and collections, accounts payable, payroll, and financial reporting and planning; (ii) recruiting, hiring, training and supervising all non-medical personnel; and (iii) purchasing of supplies, pharmaceuticals, equipment, services and insurance. By providing the Medical Practices relief from increasingly complex administrative burdens, the Company enables physicians at the Medical Practices to devote their efforts on a concentrated and continuous basis to the rendering of medical services.
Furthermore, the economies of scale inherent in a network system enable the Company to reduce the operating costs of its affiliated Medical Practices by centralizing certain management functions and by contracting for group purchases.

   Access to Capital

     The Company provides the Medical Practices increased access to capital for expansion and growth. The Company offers physician and hospital providers in its network access to the latest technology and facilities in order for them to provide a full spectrum of services and compete effectively for patients in the marketplace. For example, the Company has built a new facility inclusive of an embryology laboratory for certain Medical Practices, thereby enabling them to expand their service offerings to include a number of service offerings which had previously been outsourced, such as, laboratory and ART services. In other cases, the Company has introduced a new laboratory technique to the Medical Practice, such as intracytoplasmic sperm injection (ICSI) or blastocyst culture and transfer. The Company believes that access to these facilities and technologies has improved the ability of the Medical Practice to offer comprehensive high quality services, expand the revenue base per patient, and compete effectively.

   Marketing and Sales

       The Company's marketing and sales department specializes in the development of sophisticated marketing and sales programs giving Medical Practices access to business-building techniques to facilitate growth and development. In today's highly competitive health care environment, marketing and sales are essential for the growth and success of physician practices. However, these marketing and sales efforts are often too expensive for many physician practice groups. Affiliation with the Company's network provides physicians access to significantly greater marketing and sales capabilities than would otherwise be available. The Company's marketing services focus on revenue and referral enhancement, relationships with local physicians, media and public relations and managed care contracting.

     The Company believes that participation in its network will assist Medical Practices in establishing contracts with managed care organizations. The Company believes that integrating infertility physicians with ART facilities produces a full service Medical Practice that can compete more effectively for managed care contracts.

   Integrated Information System

     The Company is in the process of utilizing its established base of RSCs to develop a nationwide, integrated information system called ARTWorks to collect and analyze clinical, patient, administrative (including billing and collections), financial, marketing and human resource data. The Company believes it will be able to use this data to control expenses, measure patient outcomes, improve patient care, develop and manage utilization rates and maximize reimbursements. The Company also believes this integrated information system will allow the Medical Practices to more effectively compete for and price managed care contracts, in large part because an information network can provide these managed care organizations with access to patient outcomes and cost data.

   Assistance in Identifying Best Clinical Practices

     The Company assists Medical Practices in identifying best clinical practices and implementing quality assurance and risk management programs in order to improve patient care and clinical outcomes. For example, the Company has instituted a Clinical Quality Improvement Program that focuses the physicians and laboratory technicians on the principal elements necessary to achieve successful outcomes and incorporates periodic quality review programs.

The Company believes that this program has contributed to a greater than 50% average improvement in pregnancy rates over the last three years at the RSCs. In addition, the Company's structured Clinical Quality Improvement Program produces a distinctive competitive advantage in the marketplace for the Company's network of Medical Practices.

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

The Reproductive Science Centers

     Each RSC consists of a location or locations where the Company has a management agreement with a physician group or hospital (each a "Medical Practice"), which in turn employs and/or contracts with the physicians.

   Current Reproductive Science Centers

     The Company currently has a nationwide network consisting of nine RSCs with twenty-two locations in nine states and the District of Columbia and fifty-four physicians and Ph.D. scientists, including physicians and Ph.D. scientists employed and/or contracted by the Medical Practice, as well as physicians who have arrangements to utilize the Company's facilities. The following table describes in detail each RSC:


                                                                                Number of         Initial
                                                                   Number of  Physicians and    Management
        Reproductive Science Centers             State(s)          Locations Ph.D. Scientists  Contract Date
        ----------------------------             --------          --------------------------  -------------


Reproductive Science Center of Boston........      MA                   3            7         July 1988
Reproductive Science Associates..............      NY                   2           11         June 1990
Institute of Reproductive Medicine and
  Science of Saint Barnabas Medical Center...      NJ                   1            5         December 1991
Reproductive Science Associates..............      MO                   1            3         November 1995
Reproductive Science Center of Walter Reed
  Army Medical Center........................      DC                   1            5         December 1995
Reproductive Science Center of Dallas........      TX                   1            1         May 1996
Reproductive Science Center of the Bay Area
  Fertility and Gynecology Medical Group.....      CA                   1            4         January 1997
Fertility Centers of Illinois, S.C...........      IL                   8           11         August 1997
Shady Grove Fertility Centers................      MD, VA & DC          4            7         March 1998

   Recent Acquisitions

     In January 1998, the Company completed its second in-market merger with the addition of two physicians to the Fertility Centers of Illinois, S.C. ("FCI"), a physician group practice comprised of six physicians and six locations in the Chicago, Illinois area. The Company acquired certain assets of Advocate Medical Group, S.C. ("AMG") and Advocate MSO, Inc. and acquired the right to manage AMG's infertility practice conducted under the name Center for Reproductive Medicine ("CFRM"). Simultaneous with closing on this transaction, the Company amended its management agreement with FCI to include two of the three physicians practicing under the name CFRM. The aggregate purchase price was approximately $1.5 million, consisting of approximately $1.2 million in cash and 46,079 shares of Common Stock. The majority of the purchase price was allocated to exclusive management rights.

     In March 1998, the Company acquired the majority of the capital stock of Shady Grove Fertility Centers, Inc. ("Shady Grove"), currently a Maryland business corporation which provides management services, and formerly a Maryland professional corporation engaged in providing infertility services. Prior to the closing of the transaction, Shady Grove had entered into a twenty-year management agreement with Levy, Sagoskin and Stillman, M.D., P.C. (the "Shady Grove P.C."), an infertility physician group practice comprised of six physicians and four locations surrounding the greater Washington, D.C. area. The Company acquired the balance of the Shady Grove capital stock on January 5, 1999 (the "Second Closing Date"). The aggregate purchase price for all of the Shady Grove capital stock was approximately $5.7 million, consisting of approximately $2.8 million in cash, 185,756 shares of Common Stock, and $1.5 million in promissory notes. The purchase price was allocated to the various assets and liabilities assumed and the balance was allocated to exclusive management rights.

     In regard to the shares of Company Common Stock issued in the above transactions, Gerardo Canet, President and Chief Executive Officer of the
Company, was granted a voting proxy with respect to (i) the election of Directors or any amendment to the Company's Certificate of Incorporation affecting Directors and (ii) any change in stock options for management and directors for a two-year period from each transaction's respective closing date.

     The Company is evaluating and is engaged in discussions with regard to several potential acquisitions. However, the Company has no agreements relating to any acquisitions and there can be no assurance that any definitive agreements will be entered into by the Company or that any additional acquisitions will be consummated.

Clinical and Medical Services

     The RSCs offer conventional infertility and ART services and either have, or subcontract with, a state-of-the-art laboratory providing the necessary diagnostic and therapeutic services. Multi-disciplinary teams help infertile couples identify and address distinct physical, emotional, psychological and financial issues related to infertility. Following a consultation session, a patient couple is advised as to the treatment that has the greatest probability of success in light of the couple's specific infertility problem. At this point, a couple may undergo conventional infertility treatment or, if appropriate, may directly undergo ART treatment.

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

   Development of New Clinical Services

     From 1989 through 1998, the Company sponsored research by Monash University in Melbourne, Australia ("Monash") relating to the development of new ART services and techniques. This research led to the world's first birth of a healthy infant from immature oocyte (egg) technology in 1994. Immature oocyte services involve using transvaginal ultrasound-guided aspiration to obtain immature oocytes from a woman's ovaries, maturing and fertilizing of the oocytes in vitro and transferring one or more of the resulting embryos into the woman's uterus for development of a possible pregnancy. The Company anticipates that this technology may, in certain circumstances, facilitate treatment of infertility by stimulating follicular development without the use of drugs.

     The Company also has sponsored research by Genzyme Genetics, a division of Genzyme Corp., relating to preimplantation embryo genetic testing (the fusion of advances in genetic testing and embryology). Pursuant to the terms of the agreement, each party was required to fund certain costs relating to the research projects as well as to contribute up to an aggregate of $300,000 to fund the joint development program. This agreement terminated in December 1996. The Company retains the right to technology developed prior to the termination. The Company believes that preimplantation embryo genetic testing could potentially offer infertile couples utilizing ART services a higher probability of the birth of a healthy baby after fertilization, as well as offer fertile couples at high risk of transmitting certain types of genetic disorders the option to utilize ART services to achieve pregnancy with a higher degree of certainty that the fetus will be free of the genetic disorder for which it was tested.

   Laboratory Services

     All of the RSCs either have, or subcontract with, a state-of-the-art laboratory for the Medical Practice to perform diagnostic endocrine and andrology laboratory tests on patients receiving infertility and ART services. Endocrine tests assess female hormone levels in blood samples, while andrology tests analyze semen samples. These tests are often used by the physician to determine an appropriate treatment plan. In addition, the majority of the RSCs generate additional revenue by providing such endocrine and andrology laboratory tests for non-affiliated physicians in the geographic area.

Network Site Agreements

     In establishing a Network Site, the Company typically (i) acquires certain assets of a Medical Practice, (ii) enters into a long-term management agreement with the Medical Practice under which the Company provides comprehensive management services to the Medical Practice and (iii) assumes the principal administrative, financial and general management functions of the Medical Practice. In addition, the Company typically requires (i) that the Medical Practice enter into long-term employment agreements containing non-compete provisions with the affiliated physicians and (ii) that each of the physician shareholders of the Medical Practice enter into a personal responsibility agreement with the Company. Typically, the Medical Practice contracting with the Company is a professional corporation of which certain of or all of the physicians are the sole shareholders.

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

     Under six of the agreements, including the revised management agreement for the Boston Network Site, the Company receives as compensation for its management services a three-part management fee comprised of: (i) a fixed percentage of net revenues generally equal to 6%, (ii) reimbursed costs of services (costs incurred in managing a Medical Practice and any costs paid on behalf of the Medical Practice) and (iii) a fixed or variable percentage of earnings after management fees which is currently generally equal to up to 20%, or an additional variable percentage of net revenues generally ranging from 7.5% to 9.5%.

     Under the revised management agreement for the Long Island Network Site, as compensation for its management services, the Company receives a fixed fee (currently equal to $540,000 per annum), plus reimbursed costs of services.

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

     Prior to January 1, 1998, under another form of management agreement which had been in use at the Long Island and Boston Network Sites, the Company recorded all patient service revenues and, out of such revenues, the Company paid the Medical Practices' expenses, physicians' and other medical compensation, direct materials and certain hospital contract fees. Under these agreements, the Company guaranteed a minimum physician compensation based on an annual budget jointly determined by the Company and the physicians. The Company's management fee was payable only out of remaining revenues, if any, after the payment of physician compensation and all direct administrative expenses of the Medical Practice which were recorded as costs of service. Under these arrangements, the Company had been liable for payment of all liabilities incurred by the Medical Practices and had been at risk for any losses incurred in the operation thereof. Due to changes in the management agreements related to the Long Island and Boston Network Sites, effective in October 1997 and January 1998, respectively, the Company no longer displays patient service revenues of the Long Island and Boston Medical Practices which had been reflected in "Revenues, net" in the Company's consolidated statement of operations. The revised management agreements provide for the Company to receive a specific management fee, as previously described, which the Company will report in "Revenues, net" in its consolidated statement of operations. The revised agreements provide for increased incentives and risk-sharing for the Company's affiliated medical providers.

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

   Personal Responsibility Agreements

     Commencing with management agreements entered into during 1997, in order to protect its investment and commitment of resources, the Company has entered into a Personal Responsibility Agreement (a "PR Agreement") with each of the physician shareholders of the Medical Practice. If the physician should cease to practice medicine through the respective contracted Medical Practice during the first five years of the related management agreement, except as a result of death or permanent disability, the PR Agreement obligates the physician to repay a ratable portion of the fee paid by the Company to the Medical Practice for the exclusive right to manage such Medical Practice. The PR Agreement also contains covenants for the physician not to compete with the Company during the term of his or her employment agreement with the Medical Practice and for a certain period thereafter.

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

Reliance on Third-Party Vendors

     The RSCs, as well as all other medical providers who deliver services requiring fertility medication, are dependent on three third-party vendors that produce such medications (including but not limited to: Lupron, Follistim, Repronex, GonalF and Pregnyl) that are vital to the provision of infertility and ART services. Should any of these vendors experience a supply shortage, it may have an adverse impact on the operations of the RSCs. To date, the RSCs have not experienced any such adverse impacts.

Competition

     The business of providing health care services is intensely competitive, as is the health care services management industry, and each is continuing to evolve in response to pressures to find the most cost-effective method of providing quality health care. The Company experiences competitive pressures for the acquisition of the assets of, and the provision of management services to, additional Medical Practices. Although the Company focuses on Medical Practices that provide infertility and ART services, it competes for management contracts with other health care services management companies, including those focused on infertility and ART services, as well as hospitals and hospital- sponsored management services organizations. If federal or state governments enact laws that attract other health care providers to the managed care market, the Company may encounter increased competition from other institutions seeking to increase their presence in the managed care market and which have substantially greater resources than the Company. There can be no assurance that the Company will be able to compete effectively with its current competitors, that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets of, and provide management services for, Medical Practices on terms beneficial to the Company.

     The infertility industry is highly competitive and characterized by technological improvements. New ART services and techniques may be developed that may render obsolete the ART services and techniques currently employed at the RSCs. Competition in the areas of infertility and ART services is largely based on pregnancy rates and other patient outcomes. Accordingly, the ability of a Medical Practice to compete is largely dependent on its ability to achieve adequate pregnancy rates and patient satisfaction levels.

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

     The Company has invested in information technology that takes into consideration the cost structure of a full service practice, the probability of achieving clinical success, and defined treatment plans which result in improved outcomes and reduced costs. In 1998, the Company initiated a managed care strategy which incorporates quality indicators in addition to price. As a result of this strategy, several leading health plans in Massachusetts included quality indicators in their contracting prices for the first time.

     The Company estimates that the majority of the couples participating in infertility and ART services at the RSCs, other than in California, Massachusetts and Illinois, have greater than 50% of their costs reimbursed by their health care insurance carrier. In California, the majority of the patient costs are not reimbursed. In Massachusetts and Illinois, where comprehensive infertility and ART services insurance reimbursement is mandated, virtually all patient costs are reimbursed. Approximately 67% and 61% of the Company's revenues, net for the years ended December 31, 1998 and 1997, respectively, were derived from revenues received by the Medical Practices from third-party payors. To date, the Company has not been significantly negatively impacted by existing trends related to managed care contracts. As the Company's management fees for managing such Medical Practices are based on revenues and/or earnings of the respective Medical Practices, changes in managed care practices, including changes in covered procedures or reimbursement rates could adversely affect the Company's management fees in the future.

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

     Fee-Splitting Laws. The Company's operations in the states of New York, California, Maryland and Illinois are subject to express fee-splitting prohibitions. The laws of these states prohibit physicians from splitting professional fees with non-physicians and health care professionals not affiliated with the physician performing the services generating the fees. In New York, this prohibition includes any fee the Company may receive from the Medical Practices which is set in terms of a percentage of, or otherwise dependent on, the income or receipts generated by the physicians. In certain states, such as California and New York, any fees that a non-physician receives in connection with the management of a physician practice must bear a reasonable relationship to the services rendered, based upon the fair market value of such services. Under Illinois law, the courts have broadly interpreted the fee-splitting prohibition in that state to prohibit compensation arrangements that include (i) fees that a management company may receive based on a percentage of net profits generated by physicians, despite the performance of legitimate management services, (ii) fees received by a management company engaged in obtaining referrals for its physician where the fees are based on a percentage of certain billings collected by the physician and (iii) purchase price consideration to a seller of a medical practice based on a percentage of the buyer's revenues following the acquisition. Several of the other states where the Company has operations, such as Texas and New Jersey, do not expressly prohibit fee-splitting but do have corporate practice of medicine prohibitions. In these states, regulatory authorities frequently interpret the corporate practice of medicine prohibition to encompass fee-splitting, particularly in arrangements where the compensation charged by the management company is not reasonably related to the services rendered. In addition, certain states (including Virginia and the District of Columbia), have fee-splitting prohibitions which have restrictions on splitting or dividing fees with persons in exchange for professional referrals.

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

     With respect to the Chicago and Shady Grove Network Sites, the management agreement between the Company and the affiliated Medical Practice provides that the Company will be paid a base fee equal to a fixed percentage of the revenues at the Network Site and, as additional compensation, an additional variable percentage of such revenues that declines to zero to the extent the costs relating to the management of the Medical Practice increase as a percentage of total revenues. The Company and the respective Medical Practices have agreed that if such compensation arrangement were found to be illegal, unenforceable, against public policy or forbidden by law, the management fee would be an annual fixed fee to be mutually agreed upon, not less than $1.0 million per year, retroactive to the effective date of the agreement. In such event, the management fees derived from these Medical Practices may decrease. Because the Company can not predict or guarantee the actions of regulatory authorities, there is a risk that a regulatory authority may disagree with the compensation arrangement and challenge the same. In the event of such challenge, the compensation arrangement may not be upheld. Moreover, if a management agreement was amended to provide for an annual fixed fee payable to the Company, the contribution from the Network Site could be materially reduced.

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

     With respect to the Federal Antikickback Law, the Office of the Inspector General ("OIG") has promulgated regulatory "safe harbors" under the Federal Antikickback Law that describe payment practices between health care providers and referral sources that will not be subject to criminal prosecution and that will not provide the basis for exclusion from the federal health care programs. Relationships and arrangements that do not fall within the safe harbors are not illegal per se, but will subject the activity to greater governmental scrutiny. Many of the parties with whom the Company contracts refer, or are in a position to refer, patients to the Company. Although the Company believes that it is in material compliance with the Federal Antikickback Law, there can be no assurance that such law or the safe harbor regulations promulgated thereunder will be interpreted in a manner consistent with the Company's practices. The breadth of the Federal Antikickback Law, the paucity of court decisions interpreting the law and the safe harbor regulations, and the limited nature of regulatory guidance regarding the safe harbor regulations have resulted in ambiguous and varying interpretations of the Federal Antikickback Law. The OIG or the Department of Justice ("DOJ") could determine that the Company's past or current policies and practices regarding its contracts and relationships with the Medical Practices violate the Federal Antikickback Law. In such event, no assurance can be given that the Company's interpretation of these laws will prevail. In addition, Congress has passed the Balanced Budget Act of 1997, which, among other provisions, permits the imposition of civil monetary penalties (in addition to existing criminal penalties) for violations of the Antikickback Law. The failure of the Company's interpretation of the Federal Antikickback Law to prevail, and the possibility of having civil monetary penalties imposed as a result of a violation, could have a material adverse effect on the Company's business, financial condition and operating results.

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

     In addition, New York, New Jersey, California, Florida, Pennsylvania, Illinois, Maryland and Virginia have enacted laws on self-referrals that apply generally to the health care profession, and the Company believes it is likely that more states will follow. These state self-referral laws include outright prohibitions on self-referrals similar to Stark or a simple requirement that physicians or other health care professionals disclose to patients any financial relationship the physicians or health care professionals have with a health care provider that is being recommended to the patients. The Company's operations in New York, New Jersey, California and Illinois have laboratories which are subject to prohibitions on referrals for services in which the referring physician has a beneficial interest. However, New York, New Jersey, California and Maryland have an exception for "in-office ancillary services" similar to the federal exception and in Illinois, the self-referral laws do not apply to services within the health care worker's office or group practice or to outside services as long as the health care worker directly provides health services within the entity and will be personally involved with the provision of care to the referred patient. The Company believes that the laboratories in its operations fit within exceptions contained in such statutes or are not subject to the statute at all. Each of the laboratories in the states in which these self-referral laws apply are owned by the Medical Practice in that state and are located in the office of such Medical Practice. However, there can be no assurance that these laws will be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on the Company's business, financial condition or operating results. In addition, expansion of the Company's operations to new jurisdictions could require structural and organizational modifications of the Company's relationships with the Medical Practices in order to comply with new or revised state statutes.

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

     The sanctions for failure to comply with CLIA and these regulations include suspension, revocation or limitation of a laboratory's CLIA certificate necessary to conduct business, significant fines or criminal penalties. The loss of a license, imposition of a fine or future changes in such federal, state and local laws and regulations (or in the interpretation of current laws and regulations) could have a material adverse effect on the Company.

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

     Other Licensing Requirements. Every state imposes licensing requirements on individual physicians, and some regulate facilities and services operated by physicians. In addition, many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services, or making certain capital expenditures in excess of statutory thresholds for health care equipment, facilities or services. To date, the Company has not been required to obtain certificates of need or similar approvals for its activities. In connection with the expansion of its operations into new markets and contracting with managed care organizations, the Company and the Medical Practices may become subject to compliance with additional federal and state regulations. Finally, the Company and the Medical Practices are subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulation, civil rights and discrimination, medical waste and other environmental issues. Increasingly, federal, state and local governments are expanding the regulatory requirements for businesses, including medical practices. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of the Company's operations.

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

Liability and Insurance

     The provision of health care services entails the substantial risk of potential claims of medical malpractice and similar claims. The Company does not, itself, engage in the practice of medicine or assume responsibility for compliance with regulatory requirements directly applicable to physicians and requires associated Medical Practices to maintain medical malpractice insurance. In general, the Company has established a program that provides the Medical Practices with such required insurance. However, in the event that services provided at the RSCs or any affiliated Medical Practice are alleged to have resulted in injury or other adverse effects, the Company is likely to be named as a party in a legal proceeding.

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

Employees

     As of March 1, 1999, the Company had 414 employees, 382 are employed at the Network Sites and 32 are employed at the Company's headquarters, including 6 of whom are executive management. Of the Company's employees, 158 persons at the Network Sites and 4 at the Company's headquarters are employed on a part-time basis. The Company is not party to any collective bargaining agreement and believes its employee relationships are good.

ITEM  2.      Properties

     The Company's headquarters and executive offices are in Purchase, New York, where it occupies approximately 8,000 square feet under a lease expiring April 14, 2000 at a monthly rental of $15,339.

     The Company leases, subleases, and/or occupies, pursuant to its management agreements, each Network Site location from third-party landlords. Costs associated with these agreements are included in "Cost of services rendered" and are reimbursed to the Company as part of its management fee; reimbursed costs are included in "Revenues, net".

     The Company believes its executive offices and the space occupied by the Network Sites are adequate.

ITEM  3.      Legal Proceedings

     On March 10, 1998, the Company had received notice from Reproductive Sciences Medical Center, Inc. ("RSMC") claiming that the Company had materially breached its management agreement with RSMC and demanded that alleged breaches be remedied. Contrary to RSMC's allegations, the Company believed that it had materially performed its obligations under the management agreement and that RSMC had materially breached the management agreement. On September 1, 1998, the Company and RSMC entered into a stipulation and settlement agreement, resolving all claims against each other. The management agreement has been terminated, RSMC will lease the Company's assets over a period of three years, and the parties have entered into mutual consulting agreements.

     On October 9, 1998, W.F. Howard, M.D., P.A., filed a lawsuit against the Company in the District Court of Denton County, Texas, seeking to rescind the management agreement related to the Dallas Network Site, or collect damages, on the ground that its practice has not realized the degree of growth or increases as allegedly projected by the Company. The complaint asserts alleged breaches of contract, fiduciary duties and warranties, as well as a claim under the Texas Deceptive Trade Practices Act, and claims lost profit damages as well as an exemplary award under statute. The Company believes that this complaint is without merit, denies the allegations, and intends to vigorously defend its position. Litigation counsel has advised the Company that it is too early in the litigation to meaningfully assess the likelihood of success of this lawsuit. Nonetheless, counsel believes that even an unfavorable result will not have a material adverse effect on the Company. The management agreement remains in full operation during the pendency of the lawsuit.

     There are other minor legal proceedings to which the Company is a party. In the Company's view, the claims asserted and the outcome of these proceedings will not have a material adverse effect on the financial position, results of operations or the cash flows of the Company.

ITEM  4.      Submission of Matters to a Vote of Security Holders

     At a Special Meeting of the stockholders of IntegraMed America, Inc. held on November 17, 1998 approval was obtained for the amendment to the Company's Amended and Restated Certificate of Incorporation to effect a one-for- four reverse stock split of the issued and outstanding shares of the Common Stock, par value $.01 per share, of the Company. The respective vote tabulations were as follows: 17,230,415 votes For; 1,169,134 votes Against; and 19,775 Abstentions.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "INMD" since the Company's formal name change in May 1996 and prior to the name change under the symbol "IVFA" since May 21, 1993. Prior thereto, the Company's Common Stock had been trading on the Nasdaq Small Cap Market since October 8, 1992. The following table sets forth the high and low sales price for the Common Stock, as reported on the Nasdaq National Market. The 1998 and 1997 sales prices for the Common Stock reflect the Company's 1-for-4 reverse stock split effective November 17, 1998.


                                                             Common Stock
                                                           ----------------
                                                           High         Low
                                                           ----         ---
         1997
         First Quarter...................................$10.00       $6.00
         Second Quarter..................................  7.75        5.00
         Third Quarter................................... 10.12        5.50
         Fourth Quarter.................................. 10.12        5.12

         1998
         First Quarter................................... $9.50       $5.38
         Second Quarter..................................  9.00        4.75
         Third Quarter...................................  6.25        2.50
         Fourth Quarter..................................  5.19        2.25

      On March 1, 1998, there were approximately 264 holders of record of the Common Stock and approximately 1,600 beneficial owners of shares registered in nominee or street name.

      The Company currently anticipates that it will retain all available funds for use in the operation of its business and for potential acquisitions, and therefore, does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.

      Dividends on the Convertible Preferred Stock are payable at the rate of $0.80 per share per annum, quarterly on the fifteenth day of August, November, February and May of each year commencing August 15, 1993. In May 1995, as a result of the Company's Board of Directors suspending four quarterly dividend payments, holders of the Convertible Preferred Stock became entitled to one vote per share of Convertible Preferred Stock on all matters submitted to a vote of stockholders, including election of directors; once in effect, such voting rights are not terminated by the payment of all accrued dividends. In October 1998, the Company paid the aggregate Convertible Preferred Stock dividend payments of $563,186 which had been in arrears. Currently, there are no Convertible Preferred Stock dividend payments in arrears.

     In November 1998, the Company issued unregistered warrants to acquire 40,625 shares of Common Stock (the "Boston Warrants") to the shareholders of the Medical Practice associated with the Reproductive Science Center of Boston (the "Boston Medical Practice") in consideration of extending the Company's management agreement with the Boston Medical Practice from ten to twenty-five years. Twenty percent of the Boston Warrants vested immediately and have an exercise price of $4.12. The balance of the Boston Warrants vest in annual 20% increments at an exercise price which increases annually by 20% commencing November 18, 1999.

      In January 1999, the Company issued unregistered warrants to acquire 5,000 shares of Common Stock at $5.125 per share to Robert J. Stillman, M.D. in connection with the Second Closing Date of the Shady Grove acquisition.

ITEM 6.  Selected Financial Data

      The following selected financial data are derived from the Company's consolidated financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data (1):

                                                                    Years ended December 31,
                                                  ---------------------------------------------------------
                                                  1998          1997           1996        1995        1994
                                                  ----          ----           ----        ----        ----
                                                           (in thousands, except per share amounts)

Revenues.....................................   $38,590       $20,559        $14,906      $13,648     $13,754
Costs of services rendered...................    29,778        14,940         11,610        9,986      10,998
                                                -------       -------        -------      -------     -------
Network Sites' contribution..................     8,812         5,619          3,296        3,662        2,756
                                                -------       -------        -------      -------     -------
General and administrative expenses..........     5,316         4,192          4,662        3,680       3,447
Restructuring and other charges (2)..........     2,084           --             --            --         --
Total other (income) expenses
   (including income taxes)..................     1,643           632              8          (88)        123
                                                -------       -------        -------      -------     -------
(Loss) income from continuing operations.....      (231)          795         (1,374)          70        (814)
Loss from operation and disposal of
   AWM Division (3)..........................       4,501         421            116          --          --
                                                -------       -------        -------      -------     -------
Net (loss) income............................    (4,732)          374         (1,490)          70        (814)
Less: Dividends paid and/or accrued on
   Preferred Stock...........................       133           133            133          600       1,146
                                                -------       -------        -------      -------     -------
Net (loss) income applicable to Common
   Stock (4).................................   $(4,865)      $   241        $(1,623)     $  (530)    $(1,960)
                                                =======       =======        =======      =======     =======
Basic and diluted (loss) earnings per share
   of Common Stock (4):
   Continuing operations.....................   $ (0.07)      $  0.21        $ (0.79)     $ (0.35)    $ (1.29)
   Discontinued operations...................     (0.87)        (0.13)         (0.06)         --          --
                                                -------       -------        -------      -------     -------
   Net (loss) earnings.......................   $ (0.94)      $  0.08        $ (0.85)     $ (0.35)    $ (1.29)
                                                =======       =======        =======      =======     =======
Weighted average shares-- basic..............     5,202         3,101          1,900        1,522       1,520
                                                =======       =======        =======      =======     =======
Weighted average shares-- diluted............     5,202         3,154          1,900        1,522       1,520
                                                =======       =======        =======      =======     =======

Balance Sheet Data:

                                                                         As of December 31,
                                                  ---------------------------------------------------------
                                                  1998         1997            1996        1995        1994
                                                  ----         ----            ----        ----        ----

                                                                          (in thousands)

Working capital (5)..........................   $ 7,661       $ 4,082      $   7,092      $10,024    $ 11,621
Total assets (5).............................    43,693        36,101         20,850       18,271      17,733
Total indebtedness...........................     7,381         2,928          2,553        1,889         356
Accumulated deficit..........................   (25,548)      (20,816)       (21,190)     (19,700)    (19,770)
Shareholders' equity.........................    27,383        25,993         14,478       12,931      13,819


(1) Earnings (loss) per share and weighted average share amounts for each year reflect the Company's 1-for-4 reverse stock split effective November 17, 1998.

(2) Refer to Note 6 - Restructuring and Other Charges to the Company's Consolidated Financial Statements.

(3)  The AWM Division operations were sold effective September 1, 1998. Refer to
     Note 5 - Discontinued Operations to the Company's Consolidated Financial Statements.

(4) Net loss per share in 1996 of $(0.85) excludes the effect of the Company's Second Offer. Refer to Note 11 to the Company's Consolidated Financial Statements regarding the impact of the Company's Second Offer on net loss per share from continuing operations in 1996.

(5)  Includes  controlled  assets of  certain  Medical  Providers  of  $650,000,
     $1,759,000,   and   $2,783,000  at  December  31,  1996,   1995  and  1994,
     respectively .

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three years ended December 31, 1998. It should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto and other financial and operating information included in this Form 10-K.

Overview

     IntegraMed America, Inc. (the "Company") is a health services management company specializing in fertility and assisted reproductive technology ("ART") services. The Company provides comprehensive management services to a nationwide network of medical providers currently consisting of nine sites (each, a "Network Site" or "Reproductive Science Center(R)"). Each Network Site consists of a location or locations where the Company has a management agreement with a physician group or hospital (each, a "Medical Practice") which employs and/or contracts the physicians. The current network of nine Reproductive Science Centers ("RSCs") is comprised of twenty-two locations in nine states and the District of Columbia and fifty-four physicians and Ph.D. scientists, including physicians and Ph.D. scientists employed and/or contracted by the Medical Practice, as well as, physicians who have arrangements to utilize the Company's facilities.

     The Company's objective is to develop, manage and integrate a nationwide network of Medical Practices specializing in the provision of high quality, cost effective fertility health care services. The primary elements of the Company's strategy include: (i) establishing additional Network Sites; (ii) increasing revenues at the Network Sites; and (iii) developing a nationwide integrated information system.

     During the first quarter of 1998, the Company completed an equity private placement of $5.5 million with Morgan Stanley Venture Partners' affiliates. A portion of these funds was used by the Company to purchase the capital stock of Shady Grove Fertility Centers, Inc. ("Shady Grove") and the right to manage the Levy, Sagoskin and Stillman , M.D., P.C. (the "Shady Grove P.C."), an infertility physician group practice comprised of six physicians and four locations in the greater Washington, D.C. area.

      In September 1998, the Company obtained from Fleet Bank, N.A. a $13.0 million credit facility to fund acquisitions over approximately the next one to two years, to provide working capital, and to refinance its existing bank debt. In addition, the Company has and will continue to utilize a portion of the proceeds of the term loan from its new credit facility to pay part of the consideration to repurchase up to $2 million of the Company's outstanding shares of Common Stock from time to time on the open market at prevailing market prices or through privately negotiated transactions.

     During 1998, the Company recorded restructuring and other charges of approximately $2.1 million associated with its termination of its management agreement with the Reproductive Science Center of Greater Philadelphia, a single- physician Network Site, effective July 1, 1998, and exclusive management right impairment losses related to two other single-physician Network Sites. In addition, due to continued operating losses and the Company's decision to focus exclusively on fertility services, the Company sold the Adult Women's Medical Division ("AWM Division") operations effective September 1, 1998. In 1998, the Company recorded an aggregate charge of approximately $4.5 million related to the operating losses and the disposal of the AWM Division.

     The Company effected a 1-for-4 reverse stock split on November 17, 1998. The reverse stock split was intended to allow the Company to comply with the minimum $1.00 bid price per share requirement for continued listing of the Company's Common Stock on the Nasdaq National Market.

     Since inception through December 31, 1997, the management agreements related to the Long Island and Boston Network Sites have been incorporated in the Company's consolidated financial statements via the display method as the Company believed that these management agreements provided it with a "net profits or equivalent interest" in the medical services furnished by the Medical Practices at the Long Island and Boston Network Sites. Consequently, for the Long Island and Boston Network Sites, the Company has historically presented the Medical Practices' patient services revenue, less amounts retained by the Medical Practices, or "Medical Practice retainage", as "Revenues after Medical Practice retainage" in its consolidated statement of operations ("display method"). Due to changes in the management agreements related to the Long Island and Boston Network Sites effective in October 1997 and January 1998, respectively, the Company no longer displays the patient services revenue and

Medical Practice retainage related to these Network Sites in the accompanying consolidated statement of operations for the periods prior to January 1, 1998. The revised management agreements provide for the Company to receive a specific management fee which the Company has reported in "Revenues, net" in the accompanying consolidated statement of operations. The revised agreements provide for increased incentives and risk-sharing for the Company's affiliated Medical Practices.

     The Medical Practices managed by the Company are parties to managed care contracts. Approximately 67% and 61% of the Company's revenues, net for the years ended December 31, 1998 and 1997, respectively, were derived from revenues received by the Medical Practices from third-party payors. To date, the Company has not been negatively impacted by existing trends related to managed care contracts. As the Company's management fees for managing such Medical Practices are based on revenues and/or earnings of the respective Medical Practices, changes in managed care practices, including changes in covered procedures or reimbursement rates could adversely affect the Company's management fees in the future.

Results of Operations

     The following table shows the percentage of net revenue represented by various expense and other income items reflected in the Company's Consolidated Statement of Operations for the years ended December 31, 1998, 1997 and 1996.

                                                                             1998       1997        1996
                                                                             ----       ----        ----

 Revenues, net..........................................................      100%       100%        100%
 Costs of services incurred on behalf of Network Sites:
      Employee compensation and related expenses........................     38.3%      37.7%       37.8%
      Direct materials..................................................     12.6%       7.3%        7.6%
      Occupancy costs...................................................      7.3%       8.7%        9.6%
      Depreciation......................................................      3.5%       3.9%        4.5%
      Other expenses....................................................     15.5%      15.1%       18.4%
                                                                             ----       ----        ----
        Total costs of services.........................................     77.2%      72.7%       77.9%
 Network Sites' contribution............................................     22.8%      27.3%       22.1%
 General and administrative expenses....................................     13.8%      20.4%       31.3%
 Amortization of intangible assets......................................      2.5%       2.8%        1.7%
 Interest income........................................................    (0.2)%     (0.5)%      (2.8)%
 Interest expense.......................................................      1.1%       0.3%        0.2%
                                                                             ----       ----        ----
        Total other expenses............................................     17.2%      23.0%       30.4%

 Restructuring and other charges........................................     5.39%        --          --
 Income (loss) from continuing operations before income taxes...........      0.3%       4.3%      (8.3)%
 Provision for income taxes.............................................      0.9%       0.5%        0.9%
 (Loss) income from continuing operations (a)...........................    (0.6)%       3.8%      (9.2)%
 Discontinued operations loss...........................................   (11.7)%     (2.0)%      (0.8)%
 Net (loss) income......................................................   (12.3)%       1.8%     (10.0)%


 (a) Excluding the effect of the restructuring and other charges in 1998, income from continuing operations as a percent of revenues, net would have been 4.8% for the year ended December 31, 1998.

   Calendar Year 1998 Compared to Calendar Year 1997

     Revenues, net for 1998 were approximately $38.6 million as compared to approximately $20.6 million for 1997, an increase of $18.0 million, or 87.7%. The increase in revenues, excluding revenues related to the Philadelphia Network Site agreement which was terminated effective July 1, 1998 and including revenues related to the San Diego Network Site agreement which was terminated effective September 1, 1998, was approximately 74.5% attributable to new management agreements entered into during the first quarter of 1998 and the second and third quarter of 1997 and approximately 25.5% attributable to same market growth. Same market growth was principally achieved via new service offerings, the expansion of ancillary services, and increases in patient volume.

The aggregate increase in revenue was comprised of the following: (i) an approximate $14.8 million increase in reimbursed costs of services; and (ii) an approximate $3.2 million increase in the Company's management fees derived from the managed Medical Practices' net revenue and/or earnings.

     Total costs of services as a percentage of revenue increased by 4.5% to 77.2% in 1998 as compared to 72.7% in 1997. Employee compensation and related expenses, direct materials, depreciation and other expenses as a percentage of revenue increased primarily due to the factors attributable to increasing revenues. Occupancy costs as a percentage of revenue decreased primarily due to the significant increase in revenues.

     Network Sites' contribution increased to $8.8 million in 1998 as compared to $5.6 million in 1997 due to the factors attributable to increasing revenues. The Network Sites' contribution margin decreased to 22.8% of revenues, net in 1998 from 27.3% in 1997 primarily due to reimbursed services accounting for a higher percent of revenues.

     General and administrative expenses for 1998 were approximately $5.3 million as compared to approximately $4.2 million in 1997, an increase of 26.8%, primarily due to increases in staffing and travel expenses attributable to recent acquisitions. As a percentage of revenues, general and administrative expenses decreased to approximately 13.8% from approximately 20.4% primarily due to the significant increase in revenues.

     Amortization of intangible assets was $962,000 in 1998 as compared to $577,000 in 1997. This increase was attributable to the Company's acquisitions of new management agreements in the first quarter of 1998 and the second and third quarters of 1997. This increase was partially offset by the elimination of amortization of exclusive management rights associated with certain single physician Network Sites. Impairment losses were recorded in the second quarter of 1998 to writeoff unamortized management rights payments on these Network Sites.

     Interest income for 1998 decreased to $91,000 from $109,000 for 1997, due to a lower invested cash balance. Interest expense for 1998 increased to $432,000 from $60,000 in 1997, due to increases in bank borrowings principally to finance working capital needs and in notes payable to Medical Providers for exclusive management rights.

     The provision for income taxes, which primarily reflected various state income taxes, increased to $340,000 in 1998 from $104,000 in 1997 primarily due to the fact that the last of the New Jersey State net operating loss carryforwards were used in 1997 and to incremental state taxes related to the FCI and Shady Grove Network Sites which were acquired in August 1997 and March 1998, respectively.

     Restructuring and other charges were approximately $2.1 million for 1998. Such charges included approximately $1.4 million associated with the Company's termination of its management agreement with the Reproductive Science Center of Greater Philadelphia, a single physician Network Site, effective July 1, 1998, which primarily consisted of exclusive management right impairment and other asset write-offs. Such charges also included approximately $700,000 for exclusive management right impairment losses related to two other single physician Network Sites. The latter impairment losses were recorded based upon the Company's determination that the intangible asset balance was larger than the respective Medical Practice's estimated future cashflow.

     Income from continuing operations excluding restructuring and other charges was approximately $1.9 million for 1998 as compared to $795,000 for 1997. The increase was primarily due to the approximate $3.2 million increase in Network Site contribution, which was partially offset by increases in general and administrative expenses, amortization of intangible assets, interest and income tax expense.

     Effective September 1, 1998, the Company disposed of the AWM Division operations via a sale of certain of its fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records. This disposal was classified as a discontinued operation for which an aggregate charge of approximately $4.5 million was recorded in 1998, of which $923,000 represented loss from operations and approximately $3.6 million represented loss from the disposal of the AWM Division. The loss from disposal of the AWM Division principally represented approximately $3.3 million related to the write-off of goodwill and $243,000 for estimated operating losses during June through September 1, 1998, the phase-out period. During the eight-month period ended August 31, 1998 and the year ended December 31, 1997, the AWM Division recorded revenues of approximately $1.0 million and $2.1 million, respectively, which are classified as discontinued operations.

   Calendar Year 1997 Compared to Calendar Year 1996

     Revenues, net for 1997 were approximately $20.6 million as compared to approximately $14.9 million for 1996, an increase of approximately $5.7 million, or 37.9%. The increase in revenues was attributable to new management agreements entered into in each of the first three quarters of 1997, partially offset by the absence of revenue related to the Westchester and East Long Meadow, MA Network Site agreements which were terminated in November 1996 and January 1997, respectively. The aggregate increase in revenue was comprised of the following:
(i) an approximate $3.4 million  increase in reimbursed  costs of services;  and
(ii) an approximate $2.3 million increase in the Company's management fees derived from the managed Medical Practices' net revenue and/or earnings.

     Total costs of services as a percentage of revenue decreased by 5.2% for 1997 as compared to 1996 due to the significant increase in revenues.

     Network Sites' contribution increased by approximately 70.5% to $5.6 million for 1997 as compared to $3.3 million for 1996 due to the factors attributable to increasing revenues.

     General and administrative expenses for 1997 were approximately $4.2 million as compared to approximately $4.7 million for 1996, a decrease of 10.1%. As a percentage of revenues, general and administrative expenses decreased to approximately 20.4% from approximately 31.3% primarily due to the significant increase in revenues.

     Amortization of intangible assets was $577,000 for 1997 as compared to $246,000 for 1996. This increase was attributable to the Company's acquisitions of new management agreements in each of the first three quarters of 1997 and to there being a full year of amortization related to the AWM Division which had been established in June 1996.

     Interest income for 1997 decreased to $109,000 from $415,000 for 1996, due to a lower invested cash balance. Interest expense for 1997 increased to $60,000 from $36,000 for 1996, principally due to there being a full year of interest related to the note payable issued to the Medical Provider of the AWM Division which had been established in June 1996.

     The provision for income taxes primarily reflected various state income taxes in both 1997 and 1996.

     Income from continuing operations was 795,000 for 1997 as compared to a loss from continuing operations of approximately $1.4 million in 1996. This increase was primarily due to the approximate $2.3 million increase in Network Site contribution, which was partially offset by the increase in amortization of intangible assets and the decrease in interest income.

     Effective September 1, 1998, the Company disposed of the AWM Division which had been established in June 1996. The AWM Division's operations were disposed of via a sale of certain of its fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records. During the year ended December 31, 1997, and for the period from June 7, 1996 through December 31, 1996 the AWM Division recorded revenues of approximately $2.1 million and $757,000, respectively, which are classified as discontinued operations.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through sales of equity securities. More recently, the Company has commenced using bank financing for working capital and acquisition purposes. The Company anticipates that its acquisition strategy will continue to require substantial capital investment. Capital is needed not only for additional acquisitions, but also for the effective integration, operation and expansion of the Company's existing Network Sites. The Medical Practices may require capital for renovation and expansion and for the addition of medical equipment and technology. In September 1998, the Company obtained from Fleet Bank, N. A. a $13.0 million credit facility to fund acquisitions over approximately the next one to two years, to provide working capital, and to refinance its existing bank debt. In addition, the Company has and will continue to utilize a portion of the proceeds of the term loan from its new credit facility to finance part of the consideration to repurchase up to $2 million of the Company's outstanding shares of Common Stock from time to time on the open market at prevailing market prices or through privately negotiated transactions.

     During the first quarter of 1998, the Company completed an equity private placement of $5.5 million with Morgan Stanley Venture Partners' affiliates ("Morgan Stanley") providing for the purchase of 808,824 shares of the Company's Common Stock at a price of $6.80 per share and 60,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price. A portion of these funds were used by the Company to purchase the capital stock of Shady
Grove and the right to manage the Shady Grove P.C.'s infertility medical practice. The balance of these funds have been used for working capital purposes.

     At December 31, 1998, the Company had working capital of approximately $7.7 million, approximately $4.2 million of which consisted of cash and cash equivalents, compared to working capital of approximately $4.1 million at
December 31, 1997, approximately $1.9 million of which consisted of cash and cash equivalents. The net increase in working capital at December 31, 1998 was principally due to the $5.5 million proceeds received from the equity private placement with Morgan Stanley and $6.0 million in bank loan proceeds, partially offset by approximately $3.2 million in payments for exclusive management rights, approximately $2.9 million in debt repayments and an approximate $1.9 million increase in short-term debt related to the Shady Grove transaction.

     During the first quarter of 1998, the Company completed its second in-market merger with the addition of two physicians to the FCI practice and entered into a new management agreement with the Shady Grove, P.C. The aggregate purchase price of these transactions, exclusive of acquisition costs, was approximately $7.2 million, consisting of approximately $4.0 million in cash, $1.5 million in promissory notes, and 212,433 shares of the Company's Common Stock. A portion of the aggregate purchase price of the Shady Grove transaction was paid in January 1999 as follows:
 (i) approximately $1.0 million in cash, (ii) approximately $200,000 in stock, or 25,868 shares of Common Stock (based upon a floor price of $6.80), and (iii) a $402,750 promissory note. The $402,750 promissory note issued in January 1999 is payable in two equal annual installments due on July 1, 1999 and April 1, 2000, respectively, and bears interest at an annual rate of 10.17%. The $1.1 million of promissory notes outstanding at December 31, 1998 are payable in two equal annual installments due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%. In addition, in January 1999, the Company issued unregistered warrants to acquire 5,000 shares of Common Stock at $5.125 per share to Robert J. Stillman, M.D. in connection with the Second Closing Date of the Shady Grove acquisition.

     As previously noted, in September 1998, the Company obtained from Fleet Bank, N.A. ("Fleet") a $13.0 million credit facility (the "New Credit Facility"). The New Credit Facility was subsequently amended in September 1998 to allow for the Company's repurchase of Common Stock noted below, and for the repayment of dividends in arrears on the Company's Convertible Preferred Stock. The New Credit Facility is comprised of a $4.0 million three-year working capital revolver, a $5.0 million three-year acquisition revolver and a $4.0 million 5.5 year term loan. Each component of the New Credit Facility bears interest by reference to Fleet's prime rate or LIBOR, at the option of the Company, plus a margin ranging from 0.00% to 0.25% in the case of prime-based loans or 2.75% to 3.00% in the case of LIBOR-based loans, which margins vary based on a leverage test. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each interest period applicable thereto provided that, in the case of interest periods in excess of three months, interest is payable at three-month intervals during such periods. Borrowings under the term loan will require only interest payments for the first twenty months. Upon closing of the New Credit Facility, the Company drew the entire $4.0 million available under the term loan to repay in full its balance outstanding with First Union National Bank of $2,250,000 and for working capital purposes. In addition, the Company has and will continue to utilize a portion of the proceeds of the term loan component of the New Credit Facility to finance a part of the consideration to repurchase up to $2 million of the Company's outstanding shares of Common Stock from time to time on the open market at prevailing market prices or through privately negotiated transactions. As of March 3, 1999, the Company had repurchased 410,500 shares of its Common Stock for an aggregate cost of approximately $1.3 million. Commencing on June 1, 2000, the principal amount of the term loan will be payable in sixteen consecutive quarterly installments each in the amount of $250,000. As of December 31, 1998, interest on the term loan was payable at a rate of 7.75%. Unused amounts under the working capital and acquisition revolvers bear a commitment fee of 0.25% and 0.20%, respectively. Availability of borrowings under the working capital revolver are based on eligible accounts receivable as defined. Availability of borrowings under the acquisition revolver will be based on financial covenants and eligibility criteria with respect to each proposed acquisition. As of December 31, 1998, under the working capital and acquisition revolvers, there were no amounts outstanding and an aggregate amount of approximately $5.8 million was available, exclusive of additional amounts which may become available as a result of completing additional acquisitions. The New Credit Facility is collateralized by all of the Company's assets.

     The Company effected a 1-for-4 reverse stock split on November 17, 1998. The reverse stock split was intended to allow the Company to comply with the minimum $1.00 bid price per share requirement for continued listing of the Company's Common Stock on the Nasdaq National Market.

     In October 1998, the Company paid approximately $563,000 of Convertible Preferred Stock dividend payments which had been in arrears. As of December 31, 1998, there were no payments in arrears.

Year 2000 Issue

     The Company's management has recognized the need to ensure that its operations and relationships with its vendors and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond ("Y2K"). As such, the Company has appointed a Y2K Task Force to identify and assess the risks associated with its information systems and operations, and its interactions with vendors and third-party insurance payors ("the Y2K Project"). The Y2K Project is comprised of five phases as follows: 1) identification of risks, 2) assessment of risks, 3) development of remediation and contingency plans, 4) implementation and 5) testing. The Company has identified the Y2K risks and is approximately 75%
complete in assessing these risks. The last three phases are being done in parallel as opposed to sequential order.

     The Company believes that the Y2K risks associated with its information systems and certain medical equipment may be potentially significant. In nearly all cases, the Company is relying on assurances from third party vendors that certain information systems and medical equipment will be Y2K compliant. In addition, in the normal course of business, the Company has made capital investments in certain vendor supplied software applications and hardware systems to address the financial and operational needs of the business. These systems, which will improve the efficiencies and productivity of the replaced systems, have been represented to be Y2K compliant by the vendors and have been or will be installed by November 1999. The Company has tested, is currently testing or will have tested such vendor supplied systems and equipment, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory way.

     The Company is also highly dependent upon receiving payments from third party payors for insurance reimbursement for claims submitted by the managed Medical Practices, and as such, the ability of such payors to process claims submitted by Medical Practices accurately and timely, constitutes a significant risk to the Company's cash flow. Individual Network Sites have been or will be in communication with these payors throughout the country to insure that these payors will be Y2K compliant and will be able to process the Medical Practices' claims uninterrupted. In addition, the Company deals with numerous financial institutions, all of whom have indicated that the Y2K compliance issue is being addressed proactively and should not present a problem on or after January 1, 2000.

     As the Company and its managed Medical Practices are primarily reliant on third party vendors and payors to be Y2K compliant, the Company does not anticipate that it will incur a material incremental cost associated with addressing Y2K problems. To date, all of the Company's capital projects regarding information systems were part of its long-term capital strategic plan. The timing of implementation of these capital projects was not accelerated as a result of the Y2K issue, with the exception of the timing of the installation of a new financial system at the FCI Network Site which was accelerated from the year 2000 to 1999. The Company estimates that it will incur an aggregate cost of $300,000 related to the Y2K Project as follows: (i) approximately $140,000 related to computer hardware and software and medical equipment replacements and upgrades, of which approximately 90% will be capitalizable due to the added value of such replacements and upgrades; (ii) approximately $130,000 of non-incremental employee opportunity costs for time spent by information systems and Y2K Task Force employees which would have ordinarily been spent elsewhere; and (iii) approximately $30,000 in incremental staffing costs. By accelerating the implementation of the new financial system at the FCI Network Site, approximately $110,000 of capitalizable equipment and software costs and approximately $25,000 of training costs will be incurred in 1999 instead of the year 2000.

     In the event any third parties cannot timely provide the Company with information systems, equipment or services that meet the Y2K requirements, the Company's ability and that of its managed Medical Practices to offer services and to process sales, and the Company's cash flows, could be disrupted. In addition, if the Company fails to satisfactorily resolve Y2K issues related to its operations in a timely manner, it could be exposed to liability, particularly to the managed Medical Practices and their patients. As developed to date, the Company's contingency plan provides for the following: (i) stockpiling higher than normal inventories of critical supplies; (ii) ensuring an adequate line of bank credit if third party payor payments are disrupted; and
(iii) ensuring all critical staff are available or scheduled for work prior to, during and immediately after December 31, 1999.

     Management believes that the Company is taking reasonable and adequate measures to address Y2K issues. However, there can be no assurance that the Company's information systems, medical equipment and other non- information technology systems will be Y2K compliant on or before December 31, 1999, or that vendors and third-party insurance payors are, or will be, Y2K compliant, or that the costs required to address the Y2K issue will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Like virtually every company, and indeed every aspect of contemporary society, the Company is at risk for the failure of major infrastructure providers to adequately address potential Y2K problems. The Company is highly dependent on a variety of public and private infrastructure providers to conduct its business in numerous jurisdictions throughout the country. Failures of the banking system, basic utility providers, telecommunication providers and other services, as a result of Y2K problems, could have a material adverse effect on the ability of the Company to conduct its business. While the Company is cognizant of these risks, a complete assessment of all such risks is beyond the scope of the Company's Y2K Project or ability of the Company to address. The Company has focused its resources and attention on the most immediate and controllable Y2K risks.

New Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The Company does not believe that FAS No. 133 will have a material effect on the Company's financial position or results of operations.

     In 1998, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." FAS No. 131 does not have a significant impact on the Company as the Company currently operates under one segment.

Forward Looking Statements

     This Form 10-K and discussions and/or announcements made by or on behalf of the Company, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward- looking statements due to the following factors: the Company's ability to acquire additional management agreements, including the Company's ability to raise additional debt and/or equity capital to finance future growth, the loss of significant management agreement(s), the profitability or lack thereof at RSCs managed by the Company, the Company's ability to transition sole practitioners to group practices, increases in overhead due to expansion, the exclusion of infertility and ART services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new infertility, ART and/or genetic technologies and techniques and the risks relating to the Y2K.

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

ITEM 9. Changes  in  and  Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

         Information with respect to the executive officers and directors of the Company is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 1999.

ITEM 11. Executive Compensation

         This information is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 1999.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 1999.

ITEM 13. Certain Relationships and Related Transactions

         This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 1999.

                                     PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

         (a) (1) and (2) Financial Statements and Financial Statement Schedules.

               See  Index  to  Financial   Statements  and  Financial  Statement
               Schedules on page F-1.

                 (3) The exhibits that are listed on the Index to Exhibits herein which are filed herewith as a management agreement or compensatory plan or arrangement are: 10.98 (a) and
                      10.105 (b).

         (b)     Reports on Form 8-K.

                      None.

         (c)     Exhibits.

          The list of exhibits required to be filed with this Annual Report on Form 10-K is set forth in the Index to Exhibits herein.

          FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                           Item 8 and 14 (a)(1) and (2)

                                                     Contents

                                                                            Page
INTEGRAMED AMERICA, INC.

        Report of Independent Accountants....................................F-2
        Consolidated Balance Sheet as of December 31, 1998 and 1997..........F-3
        Consolidated  Statement  of  Operations  for the years ended
           December 31, 1998, 1997 and 1996..................................F-4
        Consolidated  Statement  of  Shareholders'  Equity  for  the
           years  ended December 31, 1998, 1997 and 1996.....................F-5
        Consolidated  Statement  of Cash Flows for the years  ended
           December  31, 1998, 1997 and 1996.................................F-6
        Notes to Consolidated Financial Statements...........................F-7

FINANCIAL STATEMENT SCHEDULE

       Report of Independent Accounts on Financial Statement Schedule II.....S-1
          Valuation and Qualifying Accounts..................................S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of IntegraMed America, Inc.

     In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of IntegraMed America, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Stamford, Connecticut
February 8, 1999


                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           (all amounts in thousands)


                                                                                         December 31,
                                                                                         ------------
                                                                                       1998        1997
                                                                                       ----        ----
                                     ASSETS
Current assets:
   Cash and cash equivalents.......................................................   $ 4,241    $ 1,930
   Patient accounts receivable, less allowance for doubtful accounts
     of $526 and $180 in 1998 and 1997, respectively...............................    10,749      7,061
   Management fees receivable, less allowance for doubtful accounts
     of $305 and $214 in 1998 and 1997, respectively...............................     1,963      1,600
   Other current assets............................................................     1,736      1,757
                                                                                      -------    -------

       Total current assets........................................................    18,689     12,348
                                                                                      -------    -------

Fixed assets, net..................................................................     5,116      4,742
Intangible assets, net.............................................................    19,269     18,445
Other assets.......................................................................       619        566
                                                                                      -------    -------

       Total assets................................................................   $43,693    $36,101
                                                                                      =======    =======

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................   $   684    $ 1,475
   Accrued liabilities.............................................................     3,480      2,260
   Due to Medical Practices........................................................     1,877      1,745
   Dividends accrued on Preferred Stock............................................      --          464
   Current portion of long-term notes payable and other obligations................     2,099      1,086
   Patient deposits................................................................     2,888      1,236
                                                                                      -------    -------

       Total current liabilities...................................................    11,028      8,266
                                                                                      -------    -------

Long-term notes payable and other obligations......................................     5,282      1,842
Commitments and Contingencies -- (see Note 15)......................................       --         --
Shareholders' equity:
   Preferred Stock, $1.00 par value 3,165,644 shares authorized in 1998 and 1997--
     2,500,000 undesignated; 665,644 shares designated as Series A Cumulative
     Convertible of which 165,644 were issued and outstanding in 1998 and 1997,
     respectively..................................................................       166        166
   Common Stock, $.01 par value--  12,500,000 and 6,250,000 shares authorized in
     1998 and 1997; 5,343,092 and 4,299,654 shares issued
     in 1998 and 1997, respectively................................................        53         43
   Capital in excess of par........................................................    53,712     46,600
   Accumulated deficit.............................................................   (25,548)   (20,816)
   Treasury Stock, at cost (340,500 shares)........................................    (1,000)        --
                                                                                      -------    -------
       Total shareholders' equity..................................................    27,383     25,993
                                                                                      -------    -------

       Total liabilities and shareholders' equity..................................   $43,693    $36,101
                                                                                      =======    =======


         See accompanying notes to the consolidated financial statements



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (all amounts in thousands, except per share amounts)



                                                                                 For the years ended December 31,
                                                                                 --------------------------------
                                                                                    1998        1997      1996
                                                                                   -----        ----      ----

Revenues, net (see Note 2)......................................................   $38,590    $20,559    $14,906

Costs of services incurred on behalf of Network Sites:
   Employee compensation and related expenses...................................    14,763      7,724      5,632
   Direct materials.............................................................     4,864      1,509      1,135
   Occupancy costs..............................................................     2,814      1,794      1,438
   Depreciation.................................................................     1,343        803        665
   Other expenses...............................................................     5,994      3,110      2,740
                                                                                  --------   --------    -------
     Total costs of services rendered...........................................    29,778     14,940     11,610
                                                                                  --------   --------    -------

Network Sites' contribution.....................................................     8,812      5,619      3,296
                                                                                  --------   --------    -------

General and administrative expenses.............................................     5,316      4,192      4,662
Amortization of intangible assets...............................................       962        577        246
Interest income.................................................................       (91)      (109)      (415)
Interest expense................................................................       432         60         36
                                                                                  --------   --------    -------
   Total other expenses.........................................................     6,619      4,720      4,529
                                                                                  --------   --------    -------

Restructuring and other charges (see Note 6)....................................     2,084       --         --

Income (loss) from continuing operations before income taxes....................       109        899     (1,233)
Provision for income taxes......................................................       340        104        141
                                                                                  --------   --------    -------
(Loss) income from continuing operations........................................      (231)       795     (1,374)

Discontinued operations (see Note 5):
   Loss from operations of discontinued AWM Division (less
     applicable income taxes of $0).............................................       923        421        116
   Loss from disposal of AWM Division...........................................     3,578       --         --
                                                                                  --------   --------    -------

Net (loss) income...............................................................    (4,732)       374     (1,490)
Less: Dividends paid and/or accrued on Preferred Stock..........................       133        133        133
                                                                                  --------   --------    -------
Net (loss) income applicable to Common Stock....................................  $ (4,865) $     241    $(1,623)
                                                                                  ========  =========    =======

Basic and  diluted  net  (loss)  earnings  per  share  of  Common  Stock  before consideration for induced conversion of Preferred Stock (see Note 11):
     Continuing operations......................................................  $  (0.07)  $   0.21  $   (0.79)
     Discontinued operations....................................................     (0.87)     (0.13)     (0.06)

     Net (loss) earnings........................................................  $  (0.94)  $   0.08  $   (0.85)
                                                                                  ========   ========  =========
Basic and diluted net (loss) earnings per share of Common Stock (see Note 11)...  $  (0.94)  $   0.08  $   (2.59)
                                                                                  ========   ========  =========
Weighted average shares - basic.................................................     5,202      3,101      1,900
                                                                                  ========   ========  =========
Weighted average shares - diluted...............................................     5,202      3,154      1,900
                                                                                  ========   ========  =========

        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                (all amounts in thousands, except share amounts)


                                          Cumulative
                                          Convertible
                                        Preferred Stock  Common Stock   Capital in    Accumulated   Treasury Stock
                                             Amount         Amount     Excess of Par    Deficit    Shares    Amount
                                        ---------------   -----------  -------------  -----------  ------    ------

BALANCE AT DECEMBER 31, 1995 ...........   $    785        $     15     $ 31,831       $(19,700)      --     $   --

Conversion of Preferred Stock to Common
    Stock, net of issuance costs and the
    reversal  of accrued Preferred Stock
    dividends ..........................       (608)              6        1,317            --        --         --

Issuance of Common Stock
    for acquisition ....................       --                 2        2,498            --        --         --
Dividends accrued to preferred
    shareholders .......................       --                --         (133)           --        --         --
Purchase and retirement of
    Preferred Stock ....................        (11)             --          (72)           --        --         --
Exercise of Common Stock options .......       --                --           38            --
Net loss ...............................       --                --           --        (1,490)       --         --
                                           --------        --------     --------      --------    --------   --------

BALANCE AT DECEMBER 31, 1996 ...........        166              23       35,479       (21,190)       --         --
Issuance of Common Stock, net of
    issuance costs .....................       --                16        8,277            --        --         --
Issuance of Common Stock
    for acquisition ....................       --                 4        2,870            --        --         --
Other issuances of Common Stock ........       --                --           84            --        --         --
Dividends accrued to preferred
    shareholders .......................       --                --         (133)           --        --         --
Exercise of Common Stock options .......       --                --           23            --        --         --
Net income .............................       --                --           --           374        --         --
                                           --------        --------     --------      --------    --------   --------
BALANCE AT DECEMBER 31, 1997 ...........        166              43       46,600       (20,816)       --         --
Issuance of Common Stock, net of
    issuance costs .....................       --                 8        5,418            --        --         --
Issuance of Common Stock
    for acquisition ....................       --                 2        1,512            --        --         --
Issuance of warrrants to purchase
    Common Stock .......................       --                --          216            --        --         --
Dividends paid to preferred
    shareholders .......................       --                --         (133)           --        --         --
Exercise of Common Stock options .......       --                --           99            --        --         --
Purchase of Treasury Stock .............       --                --           --            --   340,500     (1,000)
Net loss ...............................       --                --           --        (4,732)       --         --
                                           --------        --------     --------      --------    --------   --------

BALANCE AT DECEMBER 31, 1998 ...........   $    166        $     53     $ 53,712      $(25,548)    340,500   $ (1,000)
                                           ========        ========     ========      ========    ========   ========


        See accompanying notes to the consolidated financial statements.

                                       F 5


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (all amounts in thousands)

                                                                       For the years ended December 31,
                                                                       --------------------------------
                                                                         1998         1997         1996
                                                                       -------      -------       ------

Cash flows from operating activities:
    Net (loss) income............................................     $(4,732)     $   374       $(1,490)
    Adjustments to reconcile net (loss) income to
      net cash provided by (used in) operating activities:
      Depreciation and amortization..............................       2,582        1,812         1,116
      Writeoff of fixed and intangible assets....................       5,541           95          --
    Changes in assets and liabilities net of effects from
      acquired businesses --
    Increase in assets:
      Patient accounts receivable................................      (2,608)      (4,291)       (1,318)
      Management fees receivable.................................      (1,253)        (351)         (124)
      Other current assets.......................................         (87)        (628)         (369)
      Other assets...............................................         (53)        (333)          (13)
    Decrease in controlled assets of Medical Practices:
      Patient accounts receivable................................         --           459           990
      Other current assets.......................................         --           --             14
    Increase (decrease) in liabilities:
      Accounts payable...........................................      (1,091)         455           839
      Accrued liabilities........................................        (263)         608           106
      Due to Medical Practices...................................         132        1,419          (280)
      Patient deposits...........................................       1,440          746            79
                                                                      -------      -------       -------
Net cash (used in) provided by operating activities..............        (392)         365          (450)
                                                                      -------      -------       -------
Cash flows (used in) provided by investing activities:
    Purchase of short term investments...........................         --           --           (500)
    Proceeds from short term investments.........................         --         2,000           --
    Payment for exclusive management rights and acquired
      physician practices........................................      (3,164)     (10,007)         (984)
    Purchase of net liabilities (assets) of acquired businesses..         487         (661)         (394)
    Purchase of fixed assets and leasehold improvements..........      (1,668)      (2,053)       (1,498)
    Proceeds from sale of fixed assets and leasehold
      improvements...............................................         135          139            86
                                                                      -------      -------       -------
Net cash used in investing activities............................      (4,210)     (10,582)       (3,290)
                                                                      -------      -------       -------
Cash flows provided by (used in) financing activities:
    Proceeds from issuance of Common Stock.......................       5,500        9,601           --
    Used for stock issue costs...................................         (74)      (1,308)          --
    Proceeds from bank under Credit Facility.....................       6,000          250           --
    Principal repayments on debt.................................      (2,900)        (235)         (193)
    Principal repayments under capital lease obligations.........        (115)        (136)         (216)
    Repurchase of Common Stock...................................      (1,000)         --            --
    Repurchase of Convertible Preferred Stock....................         --          --             (83)
    Dividends paid on Convertible Preferred Stock................        (597)         --            --
    Used for recapitalization costs..............................         --          --             (33)
    Proceeds from exercise of Common Stock options...............          99           23            38
                                                                      -------      -------       -------
Net cash provided by (used in) financing activities..............       6,913        8,195          (487)
                                                                      -------      -------       -------
Net increase (decrease) in cash..................................       2,311       (2,022)       (4,227)
Cash at beginning of period......................................       1,930        3,952         8,179
                                                                      -------      -------       -------
Cash at end of period............................................     $ 4,241      $ 1,930       $ 3,952
                                                                      =======      =======       =======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

     IntegraMed America, Inc. (the "Company") is a health services management company specializing in fertility and assisted reproductive technology ("ART") services. The Company provides comprehensive management services to a nationwide network of medical providers which consisted of nine sites (each, a "Network Site" or "Reproductive Science Center(R)") as of December 31, 1998. Each Network Site consists of a location or locations where the Company has a management agreement with a physician group or hospital (each, a "Medical Practice") which employs and/or contracts the physicians. As of December 31, 1998, the nine Reproductive Science Centers ("RSCs") managed by the Company were comprised of twenty-one locations in nine states and the District of Columbia and fifty-four physicians and Ph.D. scientists, including physicians and Ph.D. scientists employed and/or contracted by the Medical Practice, as well as, physicians who have arrangements to utilize the Company's facilities.

     On November 17, 1998, the Company effected a 1-for-4 reverse stock split of its Common Stock. As a result of the reverse split, references in the accompanying consolidated financial statements to the number of common shares and per share amounts for the years ended December 31, 1998, 1997 and 1996 have been restated.

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

     Since inception through December 31, 1997, the management agreements related to the Long Island and Boston Network Sites have been incorporated in the Company's consolidated financial statements via the display method as the Company believed that these management agreements provided it with a "net profits or equivalent interest" in the medical services furnished by the Medical Practices at the Long Island and Boston Network Sites. Consequently, for the Long Island and Boston Network Sites, the Company has historically presented the Medical Practices' patient services revenue, less amounts retained by the Medical Practices, or "Medical Practice retainage", as "Revenues after Medical Practice retainage" in its consolidated statement of operations ("display method"). Due to changes in the management agreements related to the Long Island and Boston Network Sites effective in October 1997 and January 1998, respectively, the Company no longer displays the patient services revenue and Medical Practice retainage related to these Network Sites in the accompanying consolidated statement of operations for the periods prior to January 1, 1998.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   Revenue and cost recognition -

   Reproductive Science Centers(R)

     As of December 31, 1998, the Company provided comprehensive management services under nine management agreements, including one which was acquired in the first quarter of 1998. During the year ended December 31, 1998, the Company had also provided management services under two management agreements which were terminated effective June 1 and September 1, 1998, respectively.

     Under six of the current agreements, including the revised management agreement for the Boston Network Site, the Company receives as compensation for its management services a three-part management fee comprised of: (i) a fixed percentage of net revenues generally equal to 6%, (ii) reimbursed costs of services (costs incurred in managing a Medical Practice and any costs paid on behalf of the Medical Practice) and (iii) a fixed or variable percentage of earnings after management fees which is currently generally equal to up to 20%, or an additional variable percentage of net revenues generally ranging from 7.5% to 9.5%.

     Under the revised management agreement for the Long Island Network Site, as compensation for its management services, the Company receives a fixed fee (currently equal to $540,000 per annum), plus reimbursed costs of services.

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

     All management fees are reported as "Revenues, net" by the Company. Direct costs incurred by the Company in performing its management services and costs incurred on behalf of the Medical Practices are recorded in "Costs of services incurred on behalf of Network Sites". The physicians receive as compensation all remaining earnings after payment of the Company's management fee.

     Prior to January 1, 1998, under another form of management agreement which had been in use at the Long Island and Boston Network Sites, the Company recorded all patient service revenues and, out of such revenues, the Company paid the Medical Practices' expenses, physicians' and other medical compensation, direct materials and certain hospital contract fees. Under these agreements, the Company guaranteed a minimum physician compensation based on an annual budget jointly determined by the Company and the physicians. The Company's management fee was payable only out of remaining revenues, if any, after the payment of physician compensation and all direct administrative expenses of the Medical Practice which were recorded as costs of service. Under these arrangements, the Company had been liable for payment of all liabilities incurred by the Medical Practices and had been at risk for any losses incurred in the operation thereof. Due to changes in the management agreements related to the Long Island and Boston Network Sites, effective in October 1997 and January 1998, respectively, the Company no longer displays patient service revenues of the Long Island and Boston Medical Practices which had been reflected in "Revenues, net" in the Company's consolidated statement of operations. The revised management agreements provide for the Company to receive a specific

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management fee, as previously described, which the Company reports in "Revenues, net" in its consolidated statement of operations. The revised agreements provide for increased incentives and risk-sharing for the Company's affiliated medical providers.

   AWM Division

     In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division. On September 1, 1998 the Company disposed of the AWM Division operations via a sale of certain of its fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records. The operating results of the AWM Division for the eight-month period ended August 31, 1998, the year ended December 31, 1997, and for the period from June 7, 1996 through December 31, 1996 and the charges recorded by the Company related to its disposal are reflected under
"Discontinued Operations" in the accompanying Consolidated Statement of Operations (See Note 5).

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

     The Company's 51% interest in NMF had been included in the Company's consolidated financial statements. The Company had recorded 100% of the patient service revenues and costs of NMF and had reported 49% of any profits of NMF as minority interest on the Company's consolidated balance sheet. Minority interest at December 31, 1998 and 1997 was $0.

   Cash and cash equivalents --

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   Patient accounts receivable --

     Patient accounts receivable represent receivables from patients for medical services provided by the Medical Practices. Such amounts are recorded net of contractual allowances and estimated bad debts. As of December 31, 1998 and 1997, of total patient accounts receivable of $10,749,000 and $7,061,000, respectively, approximately $10,448,000 and $4,477,000 of patient accounts receivable were a function of Network Site revenue (i.e., the Company purchased the accounts receivable, net of contractual allowances, from the Medical Practice (the "Purchased Receivables") and the remaining balances of $301,000 and $2,584,000, respectively, were a function of net revenues of the Company (see -- "Revenue and cost recognition" above). Risk of loss in connection with non-collectiblity of Purchased Receivables is partially borne by the Company in an amount equal to the Company's proportionate share of revenues and/or earnings which are paid to the Company from the Medical Practice as its management fee. Risk of loss in connection with non-collectibility of patient accounts receivable which are a function of net revenues of the Company is borne by the Company.

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

   Intangible assets --

     Intangible assets at December 31, 1998 and 1997 consisted of the following (000's omitted):


                                                     1998            1997
                                                   -------          -------

         Exclusive management rights.............  $20,389          $15,539
         Goodwill................................     --              3,890
         Trademarks..............................      398              395
                                                   -------          -------
              Total..............................   20,787           19,824
          Less-- accumulated amortization........   (1,518)          (1,379)
                                                   -------          -------
              Total..............................  $19,269          $18,445
                                                   =======          =======

     Exclusive Management Rights, Goodwill and Other Intangible Assets --

     Exclusive management rights, goodwill and other intangible assets represent costs incurred by the Company for the right to manage and/or acquire certain Network Sites and are valued at cost less accumulated amortization. During the year ended December 31, 1998, the Company recorded a charge to earnings for the writeoff of the entire unamortized portion of goodwill associated with the AWM Division which was disposed of effective September 1, 1998 and recorded an aggregate exclusive management right impairment charge of $1.4 million related to certain of the managed single-physician practices (see Notes 5 and 6).

     Trademarks --

     Trademarks represent trademarks, service marks, trade names and logos purchased by the Company and are valued at cost less accumulated amortization.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Amortization and recoverability --

     The Company periodically reviews its intangible assets to assess recoverability; any impairments would be recognized in the consolidated statement of operations if a permanent impairment were determined to have occurred. Recoverability of intangibles is determined based on undiscounted expected earnings from the related business unit or activity over the remaining amortization period. Exclusive management rights are amortized over the term of the respective management agreement, usually ten to twenty-five years. Goodwill and other intangibles had been amortized over periods ranging from three to forty years. Trademarks are amortized over five to seven years. The fully depreciated asset balances related to the AWM Division and to certain of the managed single- physician practices were removed from the Company's records as of September 30, 1998 (see Notes 5 and 6). As of December 31, 1998, accumulated amortization of exclusive management rights and trademarks was $1,180,000 and $338,000, respectively. As of December 31, 1997, accumulated amortization of exclusive management rights, goodwill and trademarks was $802,000, $283,000 and $294,000, respectively.

   Due to Medical Practices --

     Due to Medical Practices primarily represents amounts owed by the Company to the Medical Practices for the medical providers' share of the respective Medical Practice earnings net of the Company's advances to the Medical Practice, if any. Due to Medical Practices excludes amounts owed by the Company to Medical Practices for exclusive management rights (see Note 9).

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

NOTE 3 -- SIGNIFICANT MANAGEMENT CONTRACTS:

     For the years ended December 31, 1998 and 1997, the Boston, New Jersey, FCI (acquired in mid-August 1997), and Shady Grove (acquired in mid-March 1998)
Network Sites provided greater than 10% of the Company's Revenues, net and Network Sites' contribution as follows:

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           Percent of Company                 Percent of Network
                                              Revenues, net                   Sites' contribution
                                       --------------------------           -----------------------
                                        1998       1997      1996            1998    1997     1996
                                        ----       ----      ----            ----    ----      ----
     Boston.........................    15.8       26.0      40.6            21.7    33.7      58.3
     New Jersey.....................    12.2       17.9      20.0            28.3    38.1      57.1
     FCI............................    27.1       12.6        --            25.7    14.1        --
     Shady Grove....................    15.0         --        --             9.6      --        --

NOTE 4 -- ACQUISITIONS AND MANAGEMENT AGREEMENTS:

     The transactions detailed below were accounted for by the purchase method and the purchase price has been allocated to the intangible assets acquired based upon the estimated fair value at the date of acquisition and to the tangible assets acquired and liabilities assumed based upon the book value at the date of acquisition. The consolidated financial statements at and for the year ended December 31, 1998 and 1997 include the results of these transactions from their respective dates of acquisition.

     On January 7, 1997, the Company acquired certain assets of the Bay Area Fertility and Gynecology Medical Group, a California partnership (the "Partnership"), and acquired the right to manage the Bay Area Fertility and Gynecology Medical Group, Inc., a California professional corporation which is the successor to the Partnership's medical practice ("Bay Area Fertility"). The aggregate purchase price was approximately $2.0 million, consisting of $1.5 million in cash and $0.5 million in the form of the Company's Common Stock, or 83,333 shares of the Company's Common Stock. In addition to the exclusive right to manage Bay Area Fertility, the Company acquired other assets which primarily consisted of the name "Bay Area Fertility" and medical equipment and furniture and fixtures which will continue to be used by Bay Area Fertility in the provision of infertility and ART services.

     In June 1997, the Company acquired certain assets of and the right to manage Reproductive Science Medical Center, Inc. ("RSMC"), a California professional corporation located near San Diego, CA (the "San Diego Acquisition"). The aggregate purchase price for the San Diego Acquisition was approximately $900,000, consisting of $50,000 in cash and 36,364 shares of Common Stock payable at closing and $650,000 payable upon the achievement of certain specified milestones, at RSMC's option, in cash or in shares of the Company's Common Stock, based on the closing market price of the Common Stock on the third business day prior to issuance. This management agreement was terminated effective September 1, 1998. See Note 15 and Note 17.

     In August 1997, the Company acquired certain fixed assets of and the right to manage Fertility Centers of Illinois, S.C. ("FCI"), a physician group practice comprised of six physicians and six locations in the Chicago, Illinois area. The aggregate purchase price was approximately $8.6 million, consisting of approximately $6.6 million in cash and 252,366 shares of Common Stock. Approximately $8.0 million of the aggregate purchase price was allocated to exclusive management rights and $559,000 was allocated to certain fixed assets.

     Simultaneous with closing on the FCI transaction, the Company, on behalf of FCI, completed its first in-market merger with the addition of Edward L. Marut, MD to the FCI practice. The aggregate purchase price was $803,000 in cash, of which $750,000 was allocated to exclusive management rights and $53,000 was allocated to certain fixed assets.

     In January 1998, the Company completed its second in-market merger with the addition of two physicians to the FCI practice. The Company acquired certain assets of Advocate Medical Group, S.C. ("AMG") and Advocate MSO, Inc. and acquired the right to manage AMG's infertility practice conducted under the name Center for Reproductive Medicine ("CFRM"). Simultaneous with the consummation of this transaction, the Company amended its management agreement with FCI to include two of the three physicians practicing under the name CFRM. The aggregate purchase price was approximately $1.5 million, consisting of approximately $1.2 million in cash and 46,079 shares of Common Stock. The majority of the purchase price was allocated to exclusive management rights.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 12, 1998, the Company acquired the majority of the capital stock of Shady Grove Fertility Centers, Inc. ("Shady Grove"), currently a Maryland business corporation which provides management services, and formerly a Maryland professional corporation engaged in providing infertility services. Prior to the consummation of the transaction, Shady Grove had entered into a twenty-five year management agreement with Levy, Sagoskin and Stillman, M.D., P.C. (the " Shady Grove P.C."), an infertility physician group practice comprised of six physicians and four locations surrounding the greater Washington, D.C. area. The Company acquired the balance of the Shady Grove capital stock on January 5, 1999. The aggregate purchase price for all of the Shady Grove capital stock was $5.7 million, consisting of approximately $2.8 million in cash, approximately $1.4 million in Common Stock, and approximately $1.5 million in promissory notes. The purchase price was allocated to the various assets and liabilities assumed and the balance was allocated to exclusive management rights. On March 12, 1998, the Closing Date, the following consideration was paid: (i) approximately $1.8 million in cash, (ii) approximately $1.2 million in stock , or 159,888 shares of Common Stock, and (iii) approximately $1.1 million in promissory notes. On January 5, 1999 , the Second Closing Date, the balance of the purchase price was paid as follows: (i) approximately $1.0 million in cash,
(ii) approximately $200,000 in stock, or 25,868 shares of Common Stock (based upon a floor price of $6.80), and (iii) a $402,750 promissory note. The $402,750 promissory note issued in January 1999 is payable in two equal annual installments due on July 1, 1999 and April 1, 2000, respectively, and bears interest at an annual rate of 10.17%. The $1.1 million of promissory notes outstanding at December 31, 1998 are payable in two equal annual installments due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%. In addition, in January 1999, the Company issued warrants to acquire 5,000 shares of Common Stock at $5.125 per share to Robert J. Stillman, M.D. in connection with the Second Closing Date of the Shady Grove acquisition.

     The following unaudited pro forma results of operations for the year ended December 31, 1998 and 1997 have been prepared by management based on the unaudited financial information for Shady Grove, the Maryland professional corporation, which management arrangement was entered into in March 1998, and Fertility Centers of Illinois, S.C. which management agreement was entered into in August 1997, adjusted where necessary, with respect to pre-acquisition periods, to the basis of accounting used in the historical financial statements of the Company. Such adjustments include modifying the results to reflect operations as if the Shady Grove management agreement had been consummated on January 1, 1998 and 1997, respectively, and as if the FCI management agreement, excluding the in-market mergers in 1997 and 1998, had been consummated on January 1, 1997. Additional general corporate expenses which would have been required to support the operations of the new Network Sites are not included in the pro forma results. The unaudited pro forma results may not be indicative of the results that would have occurred if the management agreement had been in effect on the dates indicated or which may be obtained in the future.

                                                                               For the year ended
                                                                                  December 31,
                                                                                (000's omitted)
                                                                               ------------------
                                                                                 1998       1997
                                                                               -------    -------

Revenues, net.............................................................     $40,096    $29,797
Net income (loss) from continuing operations (1)..........................     $   (64)   $ 1,956
Basic and diluted earnings (loss) per share of Common Stock
   from continuing operations.............................................     $ (0.04)   $  0.53

(1) Pro forma income from continuing operations before restructuring and other charges for the year ended December 31, 1998 was approximately $2.1 million, or $0.36 per share.

NOTE 5 -- DISCONTINUED OPERATIONS:

     In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division operations. On September 1, 1998 the Company disposed of the AWM operations via a sale of certain of its fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records. As of December 31, 1998, the Company's Consolidated Balance Sheet included $225,000 in notes payable related to the AWM Division. During the year ended December 31, 1998, the Company reported a loss

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from the disposal of the AWM Division of approximately $3.6 million, which principally represented approximately $3.3 million related to the write-off of goodwill and $243,000 for estimated operating losses during the phase-out period. During the eight-month period ended August 31, 1998, the year ended December 31, 1997, and for the period from June 7, 1996 through December 31, 1996 the AWM Division recorded revenues of approximately $1.0 million, $2.1 million, and 757,000 respectively.

NOTE 6 -- RESTRUCTURING AND OTHER CHARGES:

     The Company recorded approximately $2.1 million in restructuring and other charges in the year ended December 31, 1998. Such charges included approximately $1.4 million associated with its termination of its management agreement with the Reproductive Science Center of Greater Philadelphia, a single physician Network Site, effective July 1, 1998, which primarily consisted of exclusive management right impairment and other asset write-offs. Such charges also included approximately $700,000 for exclusive management right impairment losses related to two other single physician Network Sites. The latter impairment losses were recorded based upon the Company's determination that the intangible asset balance was larger than the respective Medical Practice's estimated future cashflow.

NOTE 7 -- FIXED ASSETS, NET:

     Fixed assets, net at December 31, 1998 and 1997 consisted of the following (000's omitted):

                                                         1998           1997
                                                        ------         ------

     Furniture, office and computer equipment....       $4,064         $2,768
     Medical equipment...........................        2,200          2,093
     Leasehold improvements......................        3,203          2,408
     Assets under capital leases.................          956          1,234
                                                        ------         ------
         Total...................................       10,423          8,503
     Less--Accumulated depreciation and
         amortization............................       (5,307)        (3,761)
                                                        ------         ------
                                                        $5,116         $4,742

     Assets  under  capital  leases  primarily  consist  of  medical  equipment.
Accumulated amortization relating to capital leases at December 31, 1998 and 1997 was $947,000 and $1,011,000, respectively.

NOTE 8 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 1998 and 1997 consisted of the following (000's omitted):

                                                          1998         1997
                                                       -------       ------
         Accrued insurance............................  $  552       $  483
         Deferred compensation........................     467          367
         Accrued payroll and benefits.................     410          239
         Accrued state taxes..........................     397          198
         Deferred rent................................     317          432
         Deferred research revenue....................     --           223
         Other........................................   1,337          318
                                                        ------       ------
         Total accrued liabilities....................  $3,480       $2,260
                                                        ======       ======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

     Debt at December 31, 1998 and 1997 consisted of the following (000's omitted):

                                                            1998         1997
                                                           ------       ------

         Note payable to Bank............................. $4,000       $  292
         Acquisition notes payable........................  1,353          595
         Exclusive management rights obligations..........    520        1,863
         Acquisition obligation...........................  1,500           --
         Obligations under capital lease..................      8          178
                                                           ------       ------

         Total notes payable and other obligations........  7,381        2,928
         Less--Current portion............................ (2,099)      (1,086)
                                                           ------       ------

         Long-term notes payable and other obligations.... $5,282       $1,842
                                                           ======       ======

Note payable to Bank --

     In September 1998, the Company obtained from Fleet Bank, N.A. ("Fleet") a $13.0 million credit facility (the "New Credit Facility"). The New Credit Facility was subsequently amended in September 1998 to allow for the Company's repurchase of Common Stock noted below, and for the repayment of dividends in arrears on the Company's Convertible Preferred Stock. The New Credit Facility is comprised of a $4.0 million three-year working capital revolver, a $5.0 million three-year acquisition revolver and a $4.0 million 5.5 year term loan. Each component of the New Credit Facility bears interest by reference to Fleet's prime rate or LIBOR, at the option of the Company, plus a margin ranging from 0.00% to 0.25% in the case of prime-based loans or 2.75% to 3.00% in the case of LIBOR-based loans, which margins vary based on a leverage test. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each interest period applicable thereto provided that, in the case of interest periods in excess of three months, interest is payable at three-month intervals during such periods. Borrowings under the term loan will require only interest payments for the first twenty months. Upon closing of the New Credit Facility, the Company drew the entire $4.0 million available under the term loan to repay in full its balance outstanding with First Union National Bank of $2,250,000 and for working capital purposes. In addition, the Company has and will continue to utilize a portion of the proceeds of the term loan component of the New Credit Facility to finance part of the consideration to repurchase up to $2 million of the Company's outstanding shares of Common Stock from time to time on the open market at prevailing market prices or through privately negotiated transactions. As of December 31, 1998, the Company had repurchased 340,500 shares of its Common Stock for an aggregate cost of approximately $1.0 million. Commencing June 1, 2000, the principal amount of the term loan will be payable in sixteen consecutive quarterly installments each in the amount of $250,000. As of December 31, 1998, interest on the term loan was payable at a rate of 7.75%. Unused amounts under the working capital and acquisition revolvers bear a commitment fee of 0.25% and 0.20%, respectively. Availability of borrowings under the working capital revolver are based on eligible accounts receivable as defined. Availability of borrowings under the acquisition revolver will be based on financial covenants and eligibility criteria with respect to each proposed acquisition. As of December 31, 1998, under the working capital and acquisition revolvers, there were no amounts outstanding and an aggregate amount of approximately $5.8 million was available, exclusive of additional amounts which may become available as a result of completing additional acquisitions. The New Credit Facility is collateralized by all of the Company's assets.

     In November 1996, the Company obtained a $1.5 million revolving credit facility (the "Credit Facility") issued by First Union National Bank (the "Bank"). Borrowings under the Credit Facility beared interest at the Bank's prime rate plus 0.75% per annum, which at December 31, 1997, was 9.25%. The Credit Facility was collateralized by the Company's assets. On November 13, 1997, the Company entered into a $4.0 million non-restoring line of credit dated November 13, 1997 with the Bank (the "Second Credit Facility"). Borrowings under

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Second Credit Facility beared interest at the Bank's prime rate plus 1% per annum. Accrued interest only on borrowings was payable commencing December 1, 1997 and all principal and accrued interest was due and payable on April 30, 1999. The Second Credit Facility was cross collateralized and cross- defaulted with the Credit Facility and was collateralized by the Company's assets. In September 1998, the aggregate amount outstanding under the Credit Facility and the Second Credit Facility of $2,250,000 was paid in full with borrowings from the New Credit Facility, thereby terminating both the Credit Facility and the
Second Credit Facility. As of December 31, 1997, $250,000 and $0 were outstanding under the Credit Facility and the Second Credit Facility, respectively.

     As of December 31, 1997, approximately $42,000 in bank debt acquired in the WMDC acquisition in June 1996 was outstanding. This debt was paid in full during 1998.

   Acquisition notes payable --

     In March 1998, the Company issued $1,127,700 in promissory notes as part consideration for the acquisition of the capital stock of Shady Grove Fertility Centers, Inc. These promissory notes are payable in two equal annual installments, due on April 1, 1999 and 2000, respectively, and bear interest at an annual rate of 8.5%.

     In June 1996, the Company purchased a 51% interest in NMF for a total purchase price of $650,000, of which $50,000 was paid at closing and the balance is to be paid in sixteen quarterly installments of $37,500 beginning September 1, 1996. Interest is payable quarterly at the rate of 4.16% (see Note 5). As of December 31, 1998 and 1997, the note payable balance was $225,000 and $375,000, respectively.

     On December 30, 1996, the Company acquired North Central Florida Ob-Gyn Associates which it then merged into WMDC. The total purchase price of the acquisition was $320,000 of which $220,000 was to be paid in four equal installments of $55,000 for each of the next four years commencing December 30, 1997. In January 1998, as part of a termination agreement, this note was canceled.

   Exclusive management rights obligations --

     Exclusive management rights obligations represent the liability owed by the Company to certain Medical Providers for the cost of acquiring the exclusive right to manage the non-medical aspects of their single-physician infertility practices. Exclusive management rights obligations as of December 31, 1998 related to two single-physician management agreements. Exclusive management rights obligations as of December 31, 1997 related to four single-physician management agreements two of which were terminated in 1998.

     As of December 31, 1998, $263,333 and $257,500 were payable in quarterly installments of $38,889 and $36,786, through October, 2004 and May, 2005, respectively.

     In connection with the Company's termination of its management agreement with the Reproductive Science Center of Greater Philadelphia effective July 1, 1998, and due to this Network Site's historical operating losses, approximately $583,000 of the Company's exclusive right to manage obligation to the physician owner was applied against the Company's receivable from the physician owner during the six-month period ended June 30, 1998.

     In connection with the Company's termination of its management agreement with the RSMC effective September 1, 1998, the Company was discharged from its remaining exclusive management right obligation of $650,000.

   Acquisition obligation --

     The acquisition obligation at December 31, 1998 represented the amount owed by the Company to acquire the balance of the capital stock of Shady Grove Fertility Centers, Inc. This obligation was paid on January 5, 1999 as follows:
(i) $951,800 in cash,  (ii) $175,900 in stock, or 25,868 shares of Common Stock,

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and (iii) a $402,750 promissory note. The promissory note for $402,750 is payable in two equal annual installments, due on July 1, 1999 and April 1, 2000 and bears interest at a rate of 10.17%.

     At December 31, 1998, aggregate notes payable and other obligation payments, excluding capital lease obligation payments, in future years were as follows (000's omitted):

            1999........................................... $ 2,099
            2000...........................................   1,651
            2001...........................................   1,076
            2002...........................................   1,076
            2003...........................................   1,076
            Thereafter.....................................     395
            Total payments.................................  $7,373

   Obligations under capital lease --

     Capital  lease  obligations  relate  primarily  to  furniture  and  medical equipment for the Network Sites. The current portion of capital lease obligations was approximately $6,000 and $131,000 at December 31, 1998 and 1997, respectively.

     The Company has operating leases for its corporate headquarters and for medical office space relating to its managed Network Sites. The Company also has operating leases for certain medical equipment. Aggregate rental expense under operating leases was $1,750,000, $1,284,000 and $540,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998, the minimum lease payments for assets under capital and noncancelable operating leases in future years were as follows (000's omitted):
                                                         Capital     Operating
                                                         -------     ---------

         1999..........................................    $  6       $1,952
         2000..........................................       3        1,632
         2001..........................................      --        1,459
         2002..........................................      --        1,328
         2003..........................................      --        1,473
         Thereafter....................................      --        3,192
                                                           ----      -------
         Total minimum lease payments..................    $  9      $11,036
                                                                     =======
         Less-- Amount representing interest...........       1
                                                           ----
         Present value of minimum lease payments.......    $  8
                                                           ====

NOTE 10 -- INCOME TAXES

     The deferred tax provision was determined under the asset and liability approach. Deferred tax assets and liabilities were recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The provision for income taxes was the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities. The provision for the years ended December 31, 1998, 1997 and 1996 of $340,000, $104,000 and
$141,000, respectively, was comprised of current state taxes payable.

     The Company's deferred tax asset primarily represented the tax benefit of operating loss carryforwards. However, such deferred tax asset was fully reduced by a valuation allowance due to the uncertainty of its realization.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 1998, the Company had operating loss carryforwards of approximately $19.6 million which expire in 2002 through 2014. For tax purposes, there is an annual limitation of approximately $2.0 million on the utilization of net operating losses resulting from changes in ownership attributable to the Company's May 1993 Preferred Stock Offering and the August 1997 Common Stock Offering and FCI acquisition.

     Significant components of the noncurrent deferred tax assets (liabilities) at December 31, 1998 and 1997 were as follows (000's omitted):
                                                         December 31,
                                                     ------------------
                                                     1998          1997
                                                     ----          ----

         Net operating loss carryforwards.........  $7,450       $6,900
         Other....................................     375          500
         Valuation allowance......................  (7,825)      (7,250)
                                                    ------       ------
         Deferred tax assets......................     --           150
         Deferred tax liabilities.................     --          (150)
                                                    ------       ------
         Net deferred taxes.......................  $   --       $   --
                                                    ======       ======

     The financial statement income tax provision differed from income taxes determined by applying the statutory Federal income tax rate to the financial statement income or loss before income taxes for the year ended December 31, 1998, 1997 and 1996 as a result of the following:

                                                                      For the years ended December 31,
                                                                 --------------------------------------
                                                                    1998          1997           1996
                                                                 ---------      --------       --------

     Tax expense (benefit) at Federal statutory rate..........  $(1,537,000)    $167,000      $(472,000)
     State income taxes.......................................      340,000      104,000        141,000
     Net operating loss or (profit) not providing (providing)
       current year tax benefit...............................    1,537,000     (167,000)       472,000
                                                                -----------     --------      ---------
     Provision for income taxes...............................  $   340,000     $104,000      $ 141,000
                                                                ===========     ========      =========

NOTE 11 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1998, 1997 and 1996 is a follows (000's omitted, except for per share amounts):

                                                    For the years ended December 31,
                                                    --------------------------------
                                                       1998        1997      1996(1)
                                                     --------    -------    -------
Numerator
(Loss) income from continuing operations ..........   $  (231)   $   795   $(1,374)
Less: Preferred stock dividends paid and/or accrued       133        133       133
                                                      -------    -------   -------
(Loss) income from continuing operations
  available to Common stockholders ................   $  (364)   $   662   $(1,507)
                                                      =======    =======   =======

Denominator
Weighted average shares outstanding ...............     5,202      3,101     1,900
Effect of dilutive options and warrants ...........      --           53      --
                                                      -------    -------   -------
Weighted average shares and dilutive potential
  Common shares ...................................     5,202      3,154     1,900
                                                      =======    =======   =======

Basic and diluted EPS from continuing operations(1)   $ (0.07)   $  0.21   $ (0.79)
                                                      =======    =======   =======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) For the year ended December 31, 1996, basic and diluted earnings per share from continuing operations of $(0.79) excluded the effect of the induced conversion of Preferred Stock in 1996. Net loss from continuing operations applicable to Common Stock before consideration for induced conversion of Preferred Stock of $1,623,000 would be increased by $3,292,000, the assumed value of Common Stock issued to induce conversion of Preferred Stock, net of the reversal of $973,000 of accrued Preferred Stock dividends, to arrive at the net loss from continuing operations applicable to Common Stock after consideration for induced conversion of Preferred Stock of $4,915,000. The assumed per share value of the conversion inducement was $(1.74) bringing the basic and diluted loss per share of Common Stock from continuing operations to $(2.53) after induced conversion of Preferred Stock.

     For the years ended December 31, 1998 and 1996, options to purchase approximately 400,000 and 239,000 shares of Common Stock at exercise prices ranging from $2.50 to $15.00 in each year and the assumed exercise of warrants to purchase approximately 176,000 and 94,000 shares of Common Stock at exercise prices ranging from $0.04 to $8.54 and from $5.00 to $53.88, respectively, and approximately 131,000 and 62,000 shares of Common Stock from the assumed conversion of Preferred Stock, were excluded in computing the diluted per share amount as they were antidilutive due to the Company's net loss for these years.

     For the year ended December 31, 1997, options to purchase approximately 298,000 shares of Common Stock and warrants to purchase approximately 61,000 shares of Common Stock at exercise prices ranging from $7.48 to $15.00 per share and from $41.36 to $54.84 per share, respectively, were excluded in computing the diluted per share amount as the exercise price of the options and warrants equaled or exceeded the average market price of the Common Stock for the year. For the year ended December 31, 1997, approximately 105,000 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted earnings per share as the amount of the dividend declared for these periods per share of Common Stock obtainable on conversion exceeded basic earnings per share.

NOTE 12 -- SHAREHOLDERS' EQUITY:

     The Board of Directors authorized a one- for- four reverse stock split of its outstanding shares of Common Stock through an amendment to the Company's Amended and Restated Certificate of Incorporation which was approved by the Company's stockholders at a Special Meeting of Stockholders held on November 17, 1998. Effective November 17, 1998, every four shares of Common Stock were converted into one share of Common Stock. The reverse stock split was intended to allow the Company to comply with the minimum $1.00 bid price per share requirement for continued listing of the Company's Common Stock on the Nasdaq National Market (see Note 1).

     The Board of Directors has authorized the repurchase of up to $2 million of the Company's outstanding shares of Common Stock from time to time on the open market at prevailing market prices or through privately negotiated transactions. The Company has and will continue to utilize a portion of the proceeds of the term loan component of the New Credit Facility to finance a portion of the price of the stock repurchases. As of December 31, 1998, the Company had repurchased 340,500 shares of its Common Stock for an aggregate cost of approximately $1.0 million.

     During the first quarter of 1998, the Company completed an equity private placement of $5.5 million with Morgan Stanley Venture Partners' affiliates providing for the purchase of 808,824 shares of the Company's Common Stock at a price of $6.80 per share and 60,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price. The Company used a portion of these funds to acquire the capital stock of Shady Grove Fertility Centers, Inc. (see
Note 4).

     In March and April 1998, pursuant to amendments to the Bay Area, FCI and Shady Grove management agreements, the Company issued immediately vested warrants to purchase an aggregate of 37,500 shares of Common Stock, at a weighted average exercise price of $7.08 per share to the shareholder physicians of the respective medical practices in exchange for an extension of the term of the Company's respective management agreements from twenty to twenty-five years. In December 1998, the exercise price of each of these warrants was amended to

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$4.12 per share. In November 1998, pursuant to an amendment to the Boston management agreement, the Company issued warrants to purchase an aggregate of 40,625 shares of Common Stock (the "Boston Warrants") to the shareholder physicians of the respective medical practice in exchange for an extension of the term of the Company's respective management agreements from ten to twenty-five years. Twenty percent of the Boston Warrants vested immediately and have an exercise price of $4.12. The balance of the Boston Warrants vest in annual 20% increments at an exercise price which increases annually by 20% commencing November 18, 1999. The aggregate fair value of warrants issued in 1998 of approximately $216,000 was capitalized and will be amortized over the remaining life of the management agreements.

     In August 1997, the Company consummated an offering of 1,600,000 shares of Common Stock (the "Offering"). The Offering raised gross proceeds of $9.6 million and net proceeds of approximately $8.3 million. Approximately $6.6 million of the net proceeds was used for the asset purchase and right-to-manage agreement with Fertility Centers of Illinois, S.C. The balance of the proceeds of the Offering have been and will continue to be used for working capital and other general corporate purposes, including possible future acquisitions of the assets of, and the right to manage, additional physician practices. In connection with the Offering, five-year warrants to purchase 19,907 shares of Common Stock at $7.24 per share were issued to Vector Securities International, Inc.

     The anti-dilution rights of the Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") provide that the conversion rate of the Convertible Preferred Stock is subject to increase as a result of the issuance of the Common Stock pursuant to the Company's acquisitions and the Offering. As of December 31, 1998, each share of Convertible Preferred Stock was convertible into Common Stock at a conversion rate equal to approximately 0.79 shares of Common Stock for each share of Convertible Preferred Stock.

     On June 6, 1996, the Company made its second conversion offer (the "Second Offer") to the holders of the 773,878 outstanding shares of the Company's Convertible Preferred Stock. Under the Second Offer, Preferred Stockholders received one share of the Company's Common Stock (post-reverse stock split) upon conversion of a share of Convertible Preferred Stock and respective accrued dividends, subject to the terms and conditions set forth in the Second Offer. The Second Offer was conditioned upon a minimum of 400,000 shares of Convertible Preferred Stock being tendered; provided that the Company reserved the right to accept fewer shares. Upon expiration of the Second Offer on July 17, 1996, the Company accepted for conversion 608,234 shares, or 78.6% of the Convertible Preferred Stock outstanding, constituting all the shares validly tendered. Following the transaction, there were 165,644 shares of Convertible Preferred Stock outstanding.

     Under the Second Offer, Preferred Stockholders received one share of Common Stock (post-reverse stock split) for each share of Convertible Preferred Stock and respective accrued dividends converted. This Second Offer represented an increase from the original terms of the Convertible Preferred Stock which provided for 0.3625 shares of Common Stock (post-reverse stock split) for each share of Convertible Preferred Stock (after adjustment for the failure of the Company to pay eight dividends and after adjustment for the issuance of Common Stock pursuant to its acquisition of WMDC and NMF). Since the Company issued an additional 387,749 shares of Common Stock in the conversion offer compared to the shares that would have been issued under the original terms of the
Convertible Preferred Stock, the Company was required, pursuant to a recently enacted accounting pronouncement, to deduct the fair value of these additional shares of approximately $4,265,000 from earnings available to Common Stockholders. This non-cash charge, partially offset by the reversal of $973,000 accrued dividends attributable to the conversion, resulted in the increase in net loss per share by approximately $(1.74) for the year ended December 31, 1996. While this charge was intended to show the cost of the inducement to the owners of the Company's Common Stock immediately before the conversion offer, management does not believe that it accurately reflects the impact of the conversion offer on the Company's Common Stockholders. As a result of the conversion, the Company reversed $973,000 in accrued dividends from its 1996 balance sheet and the conversion has saved the Company from accruing annual dividends of $486,000 and the need to include these dividends in earnings per share calculations. The conversion has eliminated a $6.1 million liquidation preference related to the shares of Convertible Preferred Stock converted.

     Dividends on the Convertible Preferred Stock are payable at the rate of $.80 per share per annum, quarterly on the fifteenth day of August, November, February and May of each year commencing August 15, 1993. In May 1995, as a

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


result of the Company's Board of Directors suspending four quarterly dividend payments, holders of the Convertible Preferred Stock became entitled to one vote per share of Convertible Preferred Stock on all matters submitted to a vote of stockholders, including election of directors; once in effect, such voting rights are not terminated by the payment of all accrued dividends. In October 1998, the Company paid all dividend payments which were in arrears, or approximately $563,000 on the Convertible Preferred Stock. As of December 31, 1998, there were no dividend payments in arrears.

     As of December 31, 1998, an aggregate of 175,738 warrants were outstanding at a weighted average exercise price of $3.63.

NOTE 13 -- STOCK OPTIONS:

     Under the 1988 Stock Option Plan (as amended), (the "1988 Plan") and the 1992 Stock Option Plan (as amended) (the "1992 Plan"), 40,407 and 500,000 shares, respectively, are reserved for issuance of incentive and non-incentive stock options. Under both the 1988 and 1992 Plans, incentive stock options, as defined in Section 422 of the Internal Revenue Code, may be granted only to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors (or a committee (the "Committee") appointed by the Board) determines will contribute to the Company's success at exercise prices equal to at least 100%, or 110% for a ten percent shareholder, of the fair market value of the Common Stock on the date of grant with respect to incentive stock options and at exercise prices determined by the Board of Directors or the Committee with respect to non-incentive stock options. The 1988 Plan provides for the payment of a cash bonus to eligible employees in an amount equal to that required to exercise incentive stock options granted. Stock options issued under the 1988 Plan are exercisable, subject to such conditions and restrictions as determined by the Board of Directors or the Committee, during a ten-year period, or a five-year period for incentive stock options granted to a ten percent shareholder, following the date of grant; however, the maturity of any incentive stock option may be accelerated at the discretion of the Board of Directors or the Committee. Under the 1992 Plan, the Board of Directors or the Committee determines the exercise dates of options granted; however, in no event may incentive stock options be exercised prior to one year from date of grant. Under both the 1988 and 1992 Plans, the Board of Directors or the Committee selects the optionees, determines the number of shares of Common Stock subject to each option and otherwise administers the Plans. Under the 1988 Plan, options expire one month from the date of the holder's termination of employment with the Company or six months in the event of disability or death. Under the 1992 Plan, options expire three months from the date of the holder's termination of employment with the Company or twelve months in the event of disability or death.

     Under the 1994 Outside Director Stock Purchase Plan ("Outside Director Plan"), 31,250 shares of Common Stock are reserved for issuance. Under the Outside Director Plan, directors who are not full-time employees of the Company may elect to receive all or a part of their annual retainer fees, the fees payable for attending meetings of the Board of Directors and the fees payable for serving on Committees of the Board, in the form of shares of Common Stock rather than cash, provided that any such election be made at least six months prior to the date that the fees are to be paid. At December 31, 1998 and 1997, there were no options outstanding under the Outside Director Plan.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Stock option activity, under the 1988 and 1992 Plans combined, is summarized as follows:

                                                   Number of
                                                   shares of
                                                  ommon Stock
                                                  underlying  Weighted Average
                                                    options     exercise price
                                                  ----------  ----------------

     Options outstanding at December 31, 1995.....   210,800       $ 6.52
     Granted
          Option Price = Fair Market Value........    29,875       $13.68
          Option Price > Fair Market Value........    56,250       $ 9.48
     Exercised....................................   (11,011)      $ 5.24
     Canceled.....................................   (19,210)      $ 9.48
                                                     -------
     Options outstanding at December 31, 1996.....   266,704       $ 7.68
     Granted
          Option Price = Fair Market Value........    90,621       $ 8.32
     Exercised....................................    (4,687)      $ 4.80
     Canceled.....................................   (53,784)      $ 9.52
                                                     -------
     Options outstanding at December 31, 1997.....   298,854       $ 7.60
     Granted
          Option Price = Fair Market Value........   143,813       $ 6.22
          Option Price > Fair Market Value........   307,596       $ 4.12
     Exercised....................................   (28,649)      $ 3.43
     Canceled.....................................  (359,967)      $ 7.90
                                                     -------
     Options outstanding at December 31, 1998.....   361,647       $ 4.16
     Options exercisable at:
          December 31, 1996.......................   101,742       $ 6.16
          December 31, 1997.......................   145,974       $ 6.64
          December 31, 1998.......................   141,032       $ 4.30

     Effective August 31, 1998, the Board of Directors approved a resolution to reprice certain stock option agreements held by each officer, director and employee of the Company, under the 1992 Incentive and Non-Incentive Stock Option Plan and/or the 1998 Stock Option Plan. Per the resolution, stock option agreements where the exercise price per share was greater than $1.03 were amended to provide for an exercise price per share of $1.03 ("New Options"). Except for the exercise price of the New Options, all other terms and conditions of the agreements remained in full force and effect. Per the resolution, options to purchase approximately 326,000 shares of Common Stock were repriced. The options which were repriced are included in options that were canceled during 1998 and the New Options are included in options granted at an option price greater than fair market value.

     Included in options that were canceled during 1998, 1997 and 1996 were forfeitures (representing canceled unvested options only) of 252,480, 155,580 and 56,710, with weighted average exercise prices of $7.71, $7.96 and $9.20, respectively.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 31, 1998, options outstanding and exercisable by price range were as follows:

                             OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
      ---------------------------------------------------------------------      ----------------------------------

                        Outstanding    Weighted-Average                           Exercisable
        Range of          as of           Remaining        Weighted-Average          as of         Weighted-Average
     Exercise Prices     12/31/98      Contractual Life     Exercise Price          12/31/98        Exercise Price
     ---------------     ---------     ----------------    ----------------       -----------      ----------------

     $2.50                 5,001              5.1               $2.50                 5,001              $2.50
     $3.13 -  $4.12      317,896              8.0               $4.09                97,281              $4.12
     $5.00                38,750              5.8               $5.00                38,750              $5.00
                        ========                                                    =======
                         361,647              7.8               $4.16               141,032              $4.30

   Pro forma information:

     FAS 123 requires pro forma disclosures of net income and earnings per share amounts as if compensation expense, using the fair value method, was recognized for options granted after 1994. Using this approach, pro forma net loss and loss per share for the year ended December 31, 1998 would be $1,324,879 and $0.25 higher, respectively, versus reported amounts. Pro forma net income and diluted earnings per share would be $771,000 lower and $0.20, respectively, for the year ended December 31, 1997. Pro forma net loss and loss per share for the year ended December 31, 1996 would be $313,000 and $0.16 higher, respectively, versus reported amounts. The weighted average fair value of options granted at prices equal to fair market value during the years ended December 31, 1998, 1997 and 1996 was $3.31, $1.58 and $2.91, respectively. The weighted average fair value for options granted at prices greater than fair market value during the years ended December 31, 1998 and 1996 were $2.64 and $1.99, respectively. These values, which were used as a basis for the pro forma disclosures, were estimated using the Black-Scholes Options-Pricing Model with the following assumptions used for grants in the years ended December 31, 1998, 1997 and 1996, respectively; dividend yield of 0% in each year; volatility of 109.86%, 86.28% and 108.72% in 1998, 1997 and 1996, respectively; risk-free interest rate of 5.14%, 6.3% and 6.7% in 1998, 1997 and 1996, respectively; and an expected term of 5 years in 1998 and 6 years in 1997 and 1996.

     These pro forma disclosures may not be representative of the effects for future years since options vest over several years and options granted prior to 1995 are not considered in these disclosures. Also, additional awards generally are made each year.

     The Company recognizes compensation cost for stock-based employee compensation plans over the vesting period based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. Deferred employee compensation cost at December 31, 1998, 1997 and 1996 was $467,000, $367,000 and $357,000, respectively. As of December
31, 1998, deferred employee compensation cost included approximately $94,000 related to the Shady Grove acquisition. Total compensation cost recognized in income for the years ended December 31, 1998, 1997 and 1996 was $6,000, $20,000 and $43,000, respectively.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for continuing operations for 1998 and 1997 (in thousands, except per share data) appear below:

                                                                                                Diluted
                                                                                              income (loss)
                                                Network Sites'     Income (loss) from         per share from
                          Revenues, net          contribution     continuing operations    continuing operations
                          -------------        ---------------    ---------------------    ---------------------
                         1998       1997       1998       1997         1998      1997         1998      1997
                         ----       ----       ----       ----      --------- ----------   ---------  --------

First quarter........  $ 8,341    $ 4,024     $1,901     $  995     $  498        $(81)     $ .09      $(.05)
Second quarter (1)...    9,830      4,389      2,324      1,345     (1,585)        179       (.30)       .06
Third quarter........    9,756      4,956      2,237      1,478        422         308        .07        .08
Fourth quarter.......   10,663      7,190      2,350      1,801        434         389        .08        .08
Total year(1)..........$38,590    $20,559     $8,812     $5,619     $ (231)       $795      $(.07)     $0.21

(1) The loss from continuing operations in 1998 includes approximately $2.1 million in restructuring and other charges (See Note 6).

NOTE 15 -- COMMITMENTS AND CONTINGENCIES:

   Clinical Services Development

     From July 1, 1995 through June 30, 1998, the Company had a three-year agreement with Monash University which provided for Monash to conduct research in ART and human fertility which was funded by the Company with a minimum annual payment of 220,000 Australian dollars paid in quarterly installments. The Company expensed approximately $96,000, $144,000 and $189,000 under this agreement for the years ended December 31, 1998, 1997 and 1996.

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

   Operating Leases --

     Refer to Note 9 for a summary of lease commitments.

   Reliance on Third Party Vendors --

     The RSCs, as well as all other medical providers who deliver services requiring fertility medication, are dependent on three third-party vendors that produce such medications (including but not limited to: Lupron, Follistim, Repronex, GonalF and Pregnyl) that are vital to the provision of infertility and ART services. Should any of these vendors experience a supply shortage, it may have an adverse impact on the operations of the RSCs. To date, the RSCs have not experienced any such adverse impacts.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Employment Agreements --

     The Company has entered into employment and change in control severance agreements with certain of its management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation. The Company's minimum aggregate commitment under these agreements at December 31, 1998 was approximately $1.2 million.

   Commitments to Medical Practices --

     Pursuant to the majority of the Company's management agreements, the Company is obligated to perform the following: (i) advance funds to the Network Site to provide new services, utilize new technologies, fund projects, etc.; and
(ii) on or before the fifteenth business day of each month purchase the net accounts receivable of the Network Site arising during the previous month and to transfer or pay to the Network Site such amount of funds equal to the net accounts receivable less any amounts owed to the Company for management fees and/or advances. Any advances are to be repaid monthly and interest expense, computed at the prime rate used by the Company's primary bank in effect at the time of the advance, will be charged by the Company for funds advanced.

   Litigation --

     On March 10, 1998, the Company had received notice from Reproductive Sciences Medical Center, Inc. ("RSMC") claiming that the Company had materially breached its management agreement with RSMC and demanded that alleged breaches be remedied. Contrary to RSMC's allegations, the Company believed that it had materially performed its obligations under the management agreement and that RSMC had materially breached the management agreement. On September 1, 1998, the Company and RSMC entered into a stipulation and settlement agreement, resolving all claims against each other. The management agreement has been terminated, RSMC will lease the Company's assets over a period of three years, and the parties have entered into mutual consulting agreements.

     On October 9, 1998, W.F. Howard, M.D., P.A., filed a lawsuit against the Company in the District Court of Denton County, Texas, seeking to rescind the management agreement related to the Dallas Network Site, or collect damages, on the ground that its practice has not realized the degree of growth or increases as allegedly projected by the Company. The complaint asserts alleged breaches of contract, fiduciary duties and warranties, as well as a claim under the Texas Deceptive Trade Practices Act, and claims lost profit damages as well as an exemplary award under statute. The Company believes that this complaint is without merit, denies the allegations, and intends to vigorously defend its position. Litigation counsel has advised the Company that it is too early in the litigation to meaningfully assess the likelihood of success of this lawsuit. Nonetheless, counsel believes that even an unfavorable result will not have a material adverse effect on the Company. The management agreement remains in full operation during the pendency of the lawsuit.

     There are other minor legal proceedings to which the Company is a party. In the Company's view, the claims asserted and the outcome of these proceedings will not have a material adverse effect on the financial position, results of operations or the cash flows of the Company.

   Insurance --

     The Company and its affiliated Medical Practices are insured with respect to medical malpractice risks on a claims made basis. Management believes it will be able to obtain renewal coverage in the future. Management is not aware of any claims against it or its affiliated Medical Practices which would expose the Company or its affiliated Medical Practices to liabilities in excess of insured amounts. Therefore, none of these claims is expected to have a material impact on the Company's financial position, results of operations or cash flows.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 -- RELATED PARTY TRANSACTIONS:

     SDL Consultants, a company owned by Sarason D. Liebler, who became a director of the Company in August, 1994, rendered consulting services to the Company during 1998, 1997 and 1996 for aggregate fees of approximately $43,000, $93,000 and $17,000, respectively.

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

     Under its contract for a joint development program for genetic testing with Genzyme, the Company funded approximately $56,000 in the years ended December 31, 1996. The Company and Genzyme mutually agreed to terminate this contract in December 1996; the Company retained the right to use the technology developed under the contract through such date.

NOTE 17 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
TRANSACTIONS:

     In connection with the Company's termination of its management agreement with the RSMC effective September 1, 1998, the Company was discharged from its remaining exclusive management right obligation of $650,000 which had been incurred in 1997.

     In 1996, in connection with the Company's acquisition of certain assets of and the right to manage the Reproductive Sciences Center of Greater Philadelphia (the "Philadelphia Network Site"), the Company incurred a $1,000,000 obligation. In connection with the Company's termination of its management agreement with the Philadelphia Network Site and due to this Network Site's historical operating losses, approximately $583,000 of the Company's exclusive right to manage obligation to the physician owner was applied against the Company's receivable from the physician owner during the six-month period ended June 30, 1998.

     In connection with its acquisition of the exclusive right to manage CFRM in January 1998, the Company issued 46,079 shares of Common Stock with an aggregate fair market value equal to approximately $300,000.

     In connection with its acquisition of the exclusive right to manage the Shady Grove P.C., in March 1998, the Company issued 159,888 shares of Common Stock with an aggregate fair value equal to approximately $1.2 million and approximately $1.1 million in promissory notes. The Company also recorded an additional aggregate obligation of approximately $1.6 million in the form of cash, stock and a note to acquire the balance of the capital stock of Shady Grove, which occurred in January 1999.

     In 1997, in connection with the Company's acquisition of certain assets of and the right to manage Bay Area Fertility, RSMC and FCI, the Company issued an aggregate of 372,063 shares of Common Stock with an aggregate fair market value equal to approximately $8.7 million.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In 1998, pursuant to amendments to the Bay Area, FCI, Shady Grove and the Boston management agreements, the Company issued warrants to purchase an aggregate of 78,125 shares of Common Stock in exchange for an extension of the term of the Company's respective management agreements from twenty to twenty-five years.

     In connection with the Company's acquisition of WMDC and NMF in June 1996, the Company issued 166,666 shares of Common Stock, acquired tangible assets of $469,000, assumed current liabilities of $245,000, and debt of $97,000, and acquired $214,000 of intangible assets and $3,159,000 of goodwill. In connection with this transaction, the Company also issued a note payable in the amount of $600,000 with annual interest payable at 4.16%.

     In May 1996, in connection with the Company's acquisition of certain assets of and the right to manage W.F. Howard, M.D., P.A. located near Dallas, Texas, the Company incurred a $550,000 obligation.

     At December 31, 1997 and 1996 there were accrued dividends on Preferred Stock outstanding of $464,000 and $331,000, respectively, (see Note 12).

     Pursuant to the Second Offer (see Note 12), 608,234 shares of Preferred Stock were converted into 608,234 shares of Common Stock during the year ended December 31, 1996.

     State taxes of $384,000, $93,000 and $119,000 were paid in the years ended December 31, 1998, 1997 and 1996, respectively.

     Interest paid in cash during the year ended December 31, 1998, 1997 and 1996, amounted to $331,000, $60,000 and $35,000, respectively. Interest received during the years ended December 31, 1998, 1997 and 1996 amounted to approximately $90,000, $179,000 and $412,000, respectively.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of IntegraMed America, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 8, 1999 appearing on page F-2 of the 1998 Annual Report to Shareholders of IntegraMed America, Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP

Stamford, Connecticut
February 8, 1999

                                                                     SCHEDULE II


                            INTEGRAMED AMERICA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1998, 1997 and 1996




                                                                 Additions-
                                                  Balance at     Charged to                    Balance at
                                                   Beginning      Costs and                      End of
                                                   of Period      Expenses    Deductions (1)     Period
                                                  ----------     ----------   --------------   ----------


Year Ended December 31, 1998
Allowance for
doubtful accounts.........................         $394,000      $978,000       $541,000        $831,000
Year Ended December 31, 1997
Allowance for
doubtful accounts.........................         $309,000      $470,000       $385,000        $394,000
Year Ended December 31, 1996
Allowance for
doubtful accounts.........................         $ 89,000      $344,000       $124,000        $309,000

----------------
(1)  Uncollectible accounts written off.

                                                       SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTEGRAMED AMERICA, INC.

Dated: March 15, 1999

                    By:       /s/EUGENE R. CURCIO
                               -------------------------
                               Eugene R. Curcio
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                                Title                  Date

/s/  GERARDO CANET
-------------------------
     Gerardo Canet              President,                    March 15, 1999
                                Chief Executive Officer
                                and Director
                                (Principal Executive Officer)

/s/  M. FAZLE HUSAIN
-------------------------
     M. Fazle Husain            Director                      March 15, 1999

 /s/ MICHAEL J. LEVY, M.D.
-------------------------
     Michael J. Levy, M.D.      Director                      March 15, 1999

/s/  SARASON D. LIEBLER
-------------------------
     Sarason D. Liebler         Director                      March 15, 1999

/s/  AARON LIFCHEZ, M.D.
-------------------------
     Aaron Lifchez, M.D.        Director                      March 15, 1999

/s/  PATRICIA M. MCSHANE, M.D.
-----------------------------
     Patricia M. McShane, M.D.  Director                      March 15, 1999

/s/  LAWRENCE J. STUESSER
-------------------------
     Lawrence J. Stuesser       Director                      March 15, 1999

/s/  ELIZABETH TALLETT
-------------------------
     Elizabeth Tallett          Director                      March 15, 1999

                                INDEX TO EXHIBITS

                                   Item 14(c)

Exhibit
Number                               Exhibit

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

 3.1(c)  --   Certificate  of  Designations  of Series A Cumulative  Convertible
              Preferred Stock (ii)

 3.1(d)  --   Certificate  of Amendment to Amended and Restated  Certificate  of
              Incorporation  increasing  authorized  Common Stock to  50,000,000 shares (xxiv)

 3.2     --   Copy of By-laws of Registrant (i)

 3.2(a)  --   Copy of By-laws of Registrant (As Amended and Restated on December
              12, 1995) (xi)

 3.2(b)  --   Copy of By-laws of Registrant (As Amended and Restated on March 4,
              1997) (xxi)

 4.1     --   Warrant Agreement of Robert Todd Financial Corporation. (i)

 4.2     --   Copy of Warrant, as amended, issued to IG Labs. (i)

 4.3     --   RAS  Securities  Corp. and ABD  Securities  Corporation's  Warrant
              Agreement. (ii)

 4.4     --   Form of Warrants  issuable  to Raymond  James &  Associates,  Inc.
              (vii)

 4.6     --   Warrant  issued to  Morgan  Stanley  Venture  Partners  III,  L.P.
              (xviii)

 4.7     --   Warrant  issued to  Morgan  Stanley  Venture  Partners  III,  L.P.
              (xviii)

 4.8     --   Warrant issued to the Morgan Stanley Venture Partners Entrepreneur
              Fund, L.P. (xxi)

 4.9 (a) --   Warrant issued to Brian Kaplan, M.D. (xxii)

 4.9 (b) --   Warrant issued to Aaron S. Lifchez, M.D.  (xxii)

 4.9 (c) --   Warrant issued to Jacob Moise, M.D.  (xxii)

 4.9 (d) --   Warrant issued to Jorge Valle, M.D.  (xxii)

 4.10(a) --   Warrant issued to Donald Galen, M.D.  (xxii)

 4.10(b) --   Warrant issued to Arnold Jacobson, M.D.  (xxii)

 4.10(c) --   Warrant issued to Louis Weckstein, M.D.  (xxii)

 4.11(a) --   Warrant issued to Michael J. Levy, M.D.  (xxii)

 4.11(b) --   Warrant issued to Arthur W. Sagoskin, M.D.  (xxii)

                                   Item 14(c)

Exhibit
Number                                                  Exhibit

4.11 (c)   -- Warrant issued to Robert J. Stillman, M.D. (xxii)

4.11 (d)   -- Warrant issued to Robert J. Stillman, M.D. dated January 6, 1999

4.12 (a)   -- Warrant  issued to Patricia M. McShane,  M.D.  dated  November 18,
              1998

4.12 (b)   -- Warrant issued to Samuel C. Pang, M.D. dated November 18, 1998

4.12 (c)   -- Warrant issued to Issac Glatstein, M.D. dated November 18, 1998

4.13       -- Warrant issued to Vector Securities International, Inc.

10.1       -- Copy of  Registrant's  1988 Stock Option Plan,  including  form of option (i)

10.2       -- Copy of  Registrant's  1992 Stock Option Plan,  including  form of option (i)

10.2 (a)   -- Copy of Amendment to Registrant's 1992 Stock Option Plan (xxii)

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

10.9       -- Copy  of  Service  Agreement  for  ambulatory  surgery  center  in
              Mineola, New York (i)

10.10      -- Copy of Agreement with MPD Medical Associates,  P.C. for Center in
              Mineola, New York (i)

10.10      -- Copy of Agreement with MPD Medical Associates,  P.C. for Center in
              Mineola, New York dated September 1, 1994 (vii)

10.10(a)   -- Copy of Agreement with MPD Medical Associates,  P.C. for Center in
              Mineola, New York dated September 1, 1994 (vii)

                                   Item 14(c)

Exhibit
Number                              Exhibit

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

10.19      -- Copy of Guarantee Agreement with Henry Ford Health System (i)

10.20      -- Copy of Service Agreement with Saint Barnabas  Outpatient  Centers for center in Livingston, New Jersey (i)

10.21      -- Copy of Agreement with MPD Medical Associates,  P.C. for center in
              Livingston, New Jersey (i)

10.22      -- Copy of Lease  Agreement for medical  offices in  Livingston,  New
              Jersey (i)

10.23      -- Form  of   Development   Agreement   between   Registrant  and  IG
              Laboratories, Inc. (i)

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

10.31(b)   -- Copy of the  Amendment  of Change in Control  Severance  Agreement
              between Registrant and Gerardo Canet (viii)

10.33      -- Copy of Change in Control Severance  Agreement between  Registrant and Dwight P. Ryan (vii)

10.35      -- Revised Form of Dealer Manager  Agreement  between  Registrant and
              Raymond James & Associates, Inc. (vii)

10.36      -- Copy  of  Agreement  between  MPD  Medical  Associates,  P.C.  and
              Patricia Hughes, M.D. (vii)

                                   Item 14(c)

Exhibit
Number                               Exhibit

10.37      -- Copy of Agreement  between IVF America  (NJ) and Patricia  Hughes,
              M.D. (vii)

10.38      -- Copy of Management Agreement between Patricia M. McShane, M.D. and
              IVF America (MA), Inc. (vii)

10.39      -- Copy of Sublease  Agreement for medical office in North Tarrytown,
              New York (viii)

10.40      -- Copy of  Executive  Retention  Agreement  between  Registrant  and
              Patricia M. McShane, M.D. (viii)

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

10.44(c)   -- Stipulation  of  Settlement  and  Compromise  of all Claims  Among
              IntegraMed America, Inc. and Assisted Reproductive Technologies, P.C., d/b/a Mainline Reproductive Science Center, Reproductive Diagnostics, Abraham Munabi, M.D., Reproductive Science Center of Suburban Philadelphia (xxv)

10.45      -- Copy of  Executive  Retention  Agreement  between  Registrant  and
              Stephen Comess (x)

10.46      -- Copy of Executive Retention Agreement between Registrant and Peter
              Callan (x)

10.47      -- Management  Agreement  between  Registrant and Robert Howe,  M.D.,
              P.C. (x)

10.47 (a)  -- P.C. Funding  Agreement  between  Registrant and Robert Howe, M.D.
              (x)

10.48      -- Management Agreement among Registrant and Reproductive Endocrine &
              Fertility Consultants, P.A. and Midwest Fertility Foundations & Laboratory, Inc. (x)

10.48 (a)  -- Asset  Purchase   Agreement  among   Registrant  and  Reproductive
              Endocrine & Fertility Consultants, Inc. and Midwest Fertility Foundations & Laboratory, Inc. (x)

10.48 (b)  -- Amendment No. 2 to Management  Agreement among IntegraMed America,
              Inc. and Reproductive Endocrine & Fertility Consultants, P.A. and Midwest Fertility Foundations & Laboratory, Inc. dated July 1, 1998 (xxiv)

                                   Item 14(c)

Exhibit
Number                               Exhibit

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

10.52      -- Agreement and Plan of Merger By and Among IVF America,  Inc., INMD
              Acquisition Corp., The Climacteric Clinic, Inc., Midlife Centers of America, Inc., Women's Research Centers, Inc., America National Menopause Foundation, Inc. and Morris Notelovitz (xii)

10.52 (a)  -- Agreement  dated  September 1, 1998 By and Among Women's Medical &
              Diagnostic Center, Inc., IntegraMed America, Inc. and Florida Medical and Research Institute, P.A. (xxv)

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

10.58      -- Business  Purposes  Promissory Note dated November 18, 1994 in the amount of $64,000 (xiii)

10.59      -- Guaranty Agreement (xiii)

10.60      -- Security Agreement (Equipment and Consumer Goods) (xiii)

10.61      -- Management  Agreement  dated  January 7, 1997 by and  between  the
              Registrant and Bay Area Fertility and Gynecology Medical Group, Inc. (xiv)

10.61 (a)  -- Amendment  No.  1  to  Management   Agreement  between  IntegraMed
              America, Inc. and Bay Area Fertility and Gynecology Medical Group, Inc. (xxii)

10.62      -- Asset Purchase  Agreement dated January 7, 1997 by and between the
              Registrant and Bay Area Fertility and Gynecology Medical Group, a California Partnership. (xiv)

10.63      -- Physician  Employment  Agreement between Robin E. Markle, M.D. and
              Women's Medical & Diagnostic Center, Inc. (xv)

                                   Item 14(c)

Exhibit
Number                               Exhibit

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

10.77      -- Personal  Responsibility  Agreement  among  Registrant,  Fertility
              Centers of Illinois, S.C. and Jacob Moise, M.D. dated February 28, 1997 (xvi)

10.78      -- Personal  Responsibility  Agreement  among  Registrant,  Fertility
              Centers of Illinois, S.C. and Brian Kaplan, M.D. dated February 28, 1997 (xvi)

10.79      -- Personal  Responsibility  Agreement  among  Registrant,  Fertility
              Centers of Illinois, S.C. and Jorge Valle, M.D. dated February 28, 1997 (xvi)

                                   Item 14(c)

Exhibit
Number                               Exhibit

10.80      -- Amendment to Contract Number  DADA15-96-C-009  between  Registrant and the Department of the Army, Walter Reed Army Medical Center for In Vitro Fertilization Laboratory Services dated February 11, 1997 (xvi)

10.80 (a)  -- Amendment  Effective  January  29,  1998 to  Contract  Number DADA
              15-96-C-009 between INMD and the Department of the Army, Walter Reed Army Medical Center for In Vitro Fertilization Laboratory Services (xxii)

10.81      -- Management Agreement between Registrant and Reproductive  Sciences
              Medical Center, Inc. (xvii)

10.81 (a)  -- Amendment  Dated  July 11,  1997 to  Agreement  with  Reproductive
              Sciences Medical Center, Inc. (xxiv)

10.81 (b)  -- Stipulation  of  Settlement  and  Compromise  of all Claims  Among
              IntegraMed America, Inc. and Reproductive Sciences Medical Center, Inc. and Samuel H. Wood, M.D. (xxv)

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

10.85      -- Physician-Shareholder  Employment  Agreement between  Reproductive
              Endocrine & Fertility Consultants,  P.A. and Elwyn M. Grimes, M.D.
              (xvii)

10.86      -- Amendment  to  Management   Agreement   between   Registrant   and
              Reproductive Endocrine & Fertility Consultants, P.A. (xvii)

10.87      -- Amendment to Management Agreement between Registrant and Fertility
              Centers of Illinois, S.C. dated May 2, 1997 (xvii)

10.88      -- Management   Agreement   between   Registrant   and  MPD   Medical
              Associates, P.C. dated June 2, 1997 (xvii)

10.88 (a)  -- Amendment to Management Agreement between IntegraMed America, Inc.
              and MPD  Medical  Associates,  P.C.  dated as of  January  1, 1998
              (xxiv)

10.89      -- Physician-Shareholder  Employment  Agreement  between  MPD Medical
              Associates P.C. and Gabriel San Roman, M.D. (xvii)

10.90      -- Amendment No. 2 to Management  Agreement  between  Registrant  and
              Fertility Centers of Illinois, S.C. dated June 18, 1997 (xvii)

10.91      -- Commitment Letter dated June 30, 1997 between Registrant and First
              Union National Bank (xvii)

10.92      -- Amendment No. 3 to Management  Agreement  between  Registrant  and
              Fertility Centers of Illinois, S.C. dated August 19, 1997 (xviii)

                                   Item 14(c)

Exhibit
Number                                Exhibit

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

10.95      -- Amendment No. 5 to Management  Agreement  between  Registrant  and
              Fertility Centers of Illinois, S.C. dated March 5, 1998 (xxi).

10.96      -- Termination  Agreement by and among  Women's  Medical & Diagnostic
              Center, Inc., W. Banks Hinshaw, Jr., Ph.D., M.D., and Robin E. Markle, M.D.

10.97      -- Loan  Agreement  between First Union  National Bank and IntegraMed
              America, Inc. dated November 13, 1997.

10.98      -- Management  Agreement  between  IntegraMed  America,  Inc. and MPD
              Medical Associates (MA), P.C. dated October 1, 1997 (xxi)

10.98 (a)  -- Amendment  No.  1  to  Management   Agreement  between  IntegraMed
              America, Inc. and MPD Medical Associates (MA) P.C. and Patricia M. McShane, M.D. dated November 11, 1998

10.99      -- Physician-Shareholder  Employment  Agreement  between  MPD Medical
              Associates (MA), P.C. and Patricia McShane, M.D. dated October 1, 1997 (xxi)

10.100     -- Asset Purchase and Sale Agreement by and among IntegraMed America,
              Inc. and Fertility Centers of Illinois, S.C., Advocate Medical Group, S.C. and Advocate MSO, Inc. dated January 9, 1998 (xxi)

10.101     -- Physician   Employment  Agreement  between  Fertility  Centers  of
              Illinois,  S.C. and Laurence A. Jacobs, M.D. dated January 9, 1998
              (xxi)

10.102     -- Physician   Employment  Agreement  between  Fertility  Centers  of
              Illinois,  S.C. and John J. Rapisarda,  M.D. dated January 9, 1998
              (xxi)

10.103     -- Personal  Responsibility  Agreement  entered  into  by  and  among
              IntegraMed America, Inc., Fertility Centers of Illinois, S.C. and John J. Rapisarda, M.D. dated January 9, 1998 (xxi)

10.104     -- Personal  Responsibility  Agreement  entered  into  by  and  among
              IntegraMed America, Inc., Fertility Centers of Illinois, S.C. and Laurence A. Jacobs, M.D. dated January 9, 1998 (xxi)

10.105     -- Management  Agreement between Shady Grove Fertility Centers,  P.C.
              and Levy,  Sagoskin and Stillman,  M.D., P.C. dated March 11, 1998
              (xxi)

10.105 (a) -- Amendment  No.  1 to  Management  Agreement  between  Shady  Grove
              Fertility Centers, Inc. and Levy Sagoskin and Stillman,  M.D., P.C
              (xxii)

10.105 (b) -- Amendment  No.  2 to  Management  Agreement  between  Shady  Grove
              Fertility Centers, Inc. and Levy Sagoskin and Stillman, M.D., P.C. dated May 6, 1998

                                   Item 14(c)

Exhibit
Number                              Exhibit

10.106     -- Submanagement  Agreement  between Shady Grove  Fertility  Centers,
              Inc. and IntegraMed America, Inc. dated March 12, 1998 (xxi)

10.107     -- Stock Purchase and Sale Agreement among IntegraMed  America,  Inc.
              and Michael J. Levy, M.D., Robert J. Stillman, M.D. and Arthur W. Sagoskin, M.D. dated March 12, 1998 (xxi)

10.108     -- Personal Responsibility Agreement by and among IntegraMed America,
              Inc. and Arthur W. Sagoskin, M.D. dated March 12, 1998 (xxi)

10.109     -- Personal Responsibility Agreement by and among IntegraMed America,
              Inc. and Michael J. Levy, M.D. dated March 12, 1998 (xxi)

10.110     -- Physician-Stockholder  Employment Agreement between Levy, Sagoskin and Stillman, M.D., P.C. and Michael J. Levy, M.D. dated March 11, 1998 (xxi)

10.111     -- Physician-Stockholder  Employment Agreement between Levy, Sagoskin and Stillman, M.D., P.C. and Arthur W. Sagoskin, M.D. dated March 11, 1998 (xxi)

10.112     -- Physician-Stockholder  Employment Agreement between Levy, Sagoskin and Stillman, M.D., P.C. and Robert J. Stillman, M.D. dated March 11, 1998 (xxi)

10.113     -- Commitment letter with Fleet Bank, National Association (xxiv)

10.113(a)  -- Loan  Agreement  dated  September  11,  1998  between   IntegraMed
              America, Inc. and Fleet Bank, National Association (xxv)

21         -- List of Subsidiaries

23.1       -- Consent of Price Waterhouse LLP

27         -- Financial Data Schedule

-------------------------------------

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

                                   Item 14(c)

Exhibit
Number                              Exhibit

(vi) Filed as Exhibit with identical exhibit number to Registrant's Statement on Form 10-K for the year ended December 31, 1993.

(vii) Filed as Exhibit with identical exhibit number to Registrant's Statement on Form S-4 (Registration No. 33- 82038) and incorporated herein by reference thereto.

(viii) Filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(ix) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

(x) Filed as Exhibit with identical number to Registrant's Annual Report on Form 10-Q for the year ended September 30, 1995.

(xi) Filed as Exhibit with identical number to Registrant's Statement on Form 10-K for the year ended December 31, 1995.

(xii)

           Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated June 20, 1996.

(xiii) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K/A dated August 20, 1996.

(xiv) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated January 20, 1997.

(xv) Filed as Exhibit with identical exhibit number to Statement on Form 10-K for the year ended December 31, 1996.

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

(xix) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated January 23, 1998.

(xx) Filed as Exhibit with identical exhibit number to Schedule 13D dated February 11, 1998.

(xxi) Filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(xxii) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

                                   Item 14(c)

Exhibit
Number                              Exhibit


(xxiii) Incorporated by reference to the Registrant's Definitive Proxy Statement filed on May 5, 1997.

(xxiv) Filed as Exhibit with identical number to Registrant's Quarterly Report on form 10-Q for the period ended June 30, 1998.

(xxv) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995.