Form 10-Q
period 1999-03-31
INTEGRAMED AMERICA INC
filed 1999-05-14
CIK 885988

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

                  For the quarterly period ended March 31, 1999

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

                                 Yes [X]   No [  ]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 3, 1999 was 4,918,460.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            PAGE

PART I  -     FINANCIAL INFORMATION

    Item 1.   Financial Statements

                  Consolidated Balance Sheet at March 31, 1999 (unaudited) and
                    December 31, 1998......................................... 3

                  Consolidated Statement of Operations for the three-month
                    periods ended March 31, 1999 and 1998 (unaudited)......... 4

                  Consolidated Statement of Cash Flows for the three-month
                    periods ended March 31, 1999 and 1998 (unaudited)......... 5

                  Notes to Consolidated Financial Statements (unaudited).....6-8

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................... 9-12

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk..... 12


PART II -     OTHER INFORMATION

    Item 1.   Legal Proceedings.............................................. 13

    Item 2.   Changes in Securities.......................................... 13

    Item 3.   Defaults upon Senior Securities................................ 13

    Item 4.   Submission of Matters to a Vote of Security Holders............ 14

    Item 5.   Other Information.............................................. 14

    Item 6.   Exhibits and Reports on Form 8-K............................... 14


SIGNATURES    ................................................................15

INDEX TO EXHIBITS.............................................................16

PART I  -  FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements


                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           (all dollars in thousands)

                                     ASSETS
                                                                                   March 31,           December 31,
                                                                                   --------            ------------
                                                                                     1999                  1998
                                                                                   --------            ------------
                                                                                 (unaudited)
Current assets:
  Cash and cash equivalents .....................................................   $ 2,280               $ 4,241
  Patient accounts receivable, less allowance for doubtful
    accounts of $789 and $526 in 1999 and 1998, respectively.....................    10,106                10,749
 Management fees receivable, less allowance for doubtful
    accounts of $358 and $305 in 1999 and 1998, respectively.....................     2,113                 1,963
  Other current assets ..........................................................       991                 1,736
                                                                                    -------               -------
      Total current assets.......................................................    15,490                18,689
                                                                                    -------               -------
  Fixed assets, net .............................................................     6,036                 5,116
  Intangible assets, net.........................................................    19,060                19,269
  Other assets...................................................................       608                   619
                                                                                    -------               -------
      Total assets...............................................................   $41,194               $43,693
                                                                                    =======               =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................   $   229               $   684
  Accrued liabilities............................................................     2,570                 3,480
  Due to Medical Practices.......................................................     2,068                 1,877
  Current portion of long-term notes payable and other obligations...............     1,011                 2,099
  Patient deposits ..............................................................     2,193                 2,888
                                                                                    -------               -------
      Total current liabilities..................................................     8,071                11,028
                                                                                    -------               -------
Long-term notes payable and other obligations....................................     5,203                 5,282
Commitments and Contingencies....................................................       --                    --
Shareholders' equity:
  Preferred Stock, $1.00 par value - 3,165,644 shares authorized in 1999 and 1998, 2,500,000  undesignated;  665,644  shares designated as Series A Cumulative Convertible of which 165,644 shares
    were issued and outstanding in 1999 and 1998, respectively...................       166                   166
  Common Stock, $.01 par value - 50,000,000 shares authorized in 1999 and 1998;
    and 5,368,960 and 5,343,092 shares issued in 1999 and 1998, respectively.....        53                    53
  Capital in excess of par ......................................................    54,240                53,712
  Accumulated deficit ...........................................................   (25,030)              (25,548)
  Treasury Stock, at cost - 450,500 and 340,500 shares in 1999 and
    1998, respectively...........................................................    (1,509)               (1,000)
                                                                                    -------               -------
      Total shareholders' equity ................................................    27,920                27,383
                                                                                    -------               -------
      Total liabilities and shareholders' equity.................................   $41,194               $43,693
                                                                                    =======               =======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                               For the
                                                          three-month period
                                                            ended March 31,
                                                           -----------------
                                                            1999       1998
                                                            ----       ----
                                                              (unaudited)

Revenues, net ........................................... $10,532     $8,341

Cost of services incurred on behalf of Network Sites:
   Employee compensation and related expenses............   4,068      3,563
   Direct materials......................................   1,095        753
   Occupancy costs.......................................     675        672
   Depreciation..........................................     309        285
   Other expenses........................................   2,051      1,167
                                                          -------    -------
     Total cost of services rendered.....................   8,198      6,440
                                                          -------     ------

Network Sites' contribution..............................   2,334      1,901

General and administrative expenses......................   1,380      1,113
Amortization of intangible assets........................     244        181
Interest income..........................................     (23)       (12)
Interest expense.........................................     135         72
                                                          -------     ------
   Total other expenses..................................   1,736      1,354
                                                          -------     ------

Income from continuing operations before income taxes....     598        547
Provision for income taxes...............................      80         49
                                                          -------     ------
Income from continuing operations........................     518        498

Loss from operations of discontinued AWM Division
   (less applicable income taxes of $0)..................      --        288

Net income............................................... $   518     $  210
Less: Dividends paid and/or accrued on Preferred Stock...     (33)       (33)
                                                          -------     ------
Net income applicable to Common Stock.................... $   485     $  177
                                                          =======     ======

Basic and diluted earnings per share of Common Stock:
     Continuing operations............................... $  0.10     $ 0.09
     Discontinued operations.............................      --      (0.06)
                                                          -------     ------
     Net earnings........................................ $  0.10     $ 0.03
                                                          =======     ======

Weighted average shares - basic..........................   4,976      5,006
                                                          =======     ======
Weighted average shares - diluted........................   5,077      5,100
                                                          =======     ======



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (all amounts in thousands)


                                                                                                         For the
                                                                                                   three-month period
                                                                                                     ended March 31,
                                                                                                  ---------------------
                                                                                                    1999          1998
                                                                                                  --------       ------
                                                                                                        (unaudited)
Cash flows from operating activities:
   Net income ..............................................................................     $   518         $  210
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Depreciation and amortization.......................................................         618            581
        Writeoff of fixed and other assets .................................................         --              37
     Changes in assets and liabilities  net of effects from acquired  businesses
     -- Decrease (increase) in assets:
        Patient accounts receivable.........................................................         643         (2,384)
        Management fees receivable..........................................................        (150)          (449)
        Other current assets................................................................         745           (701)
        Other assets........................................................................          (2)             8
     (Decrease) increase in liabilities:
         Accounts payable...................................................................        (455)        (1,435)
         Accrued liabilities................................................................        (546)            86
         Due to Medical Practices...........................................................         191            455
         Patient deposits...................................................................        (695)           (78)
                                                                                                 -------         ------
Net cash provided by (used in) operating activities.........................................         867         (3,670)
                                                                                                 -------         ------
Cash flows (used in) provided by investing activities:
     Payment for exclusive management rights and acquired physician practices...............         --          (3,109)
     Purchase of net liabilities of acquired businesses.....................................         --             487
     Purchase of fixed assets and leasehold improvements....................................      (1,295)          (438)
                                                                                                 -------         ------
Net cash used in investing activities.......................................................      (1,295)        (3,060)
                                                                                                 -------         ------

Cash flows (used in) provided by financing activities:
     Proceeds from issuance of Common Stock.................................................         --           5,500
     Used for stock issue costs.............................................................         --             (61)
     Proceeds from bank under Credit Facility...............................................         --           2,000
     Principal repayments on debt...........................................................        (990)          (286)
     Principal repayments under capital lease obligations...................................          (1)           (36)
     Repurchase of Common Stock.............................................................        (509)           --
     Dividends paid on Convertible Preferred Stock..........................................         (33)           --
     Proceeds from exercise of Common Stock options.........................................         --              62
                                                                                                 -------         ------
Net cash (used in) provided by financing activities.........................................      (1,533)         7,179
                                                                                                 -------         ------

Net (decrease) increase in cash.............................................................     $(1,961)        $  449
Cash at beginning of period.................................................................       4,241          1,930
                                                                                                 -------         ------
Cash at end of period.......................................................................     $ 2,280         $2,379
                                                                                                 =======         ======



        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 1999, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2 -- SIGNIFICANT MANAGEMENT CONTRACTS:

     For the three months ended March 31, 1999 and 1998, the Boston, FCI, New Jersey, and Shady Grove (acquired in mid-March 1998) Network Sites provided greater than 10% of the Company's Revenues, net and Network Sites' contribution as follows:

                        Percent of Company             Percent of Network
                           Revenues, net               Sites' contribution
                        for the three-month            for the three-month
                      period ended March 31,          period ended March 31,
                      ----------------------          ----------------------
                       1999            1998           1999             1998
                      -----            -----          -----           ------

     Boston..........  16.7             17.6          26.6             23.4
     FCI.............  26.7             30.1          24.0             32.7
     New Jersey......  12.4             12.0          25.1             29.1
     Shady Grove.....  17.8              4.0          13.1              2.5


NOTE 3 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

     The amount owed by the Company to acquire the balance of the capital stock of Shady Grove Fertility Centers, Inc. was paid on January 5, 1999 as follows:
(i) $951,800 in cash, (ii) $175,900 in stock, or 25,868 shares of Common Stock, and (iii) a $402,750 promissory note. The promissory note for $402,750 is payable in two equal annual installments, due on July 1, 1999 and April 1, 2000 and bears interest at a rate of 10.17%. per annum.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS from continuing operations computations for the three-month periods ended March 31, 1999 and 1998 is as follows (000's omitted, except for per share amounts):

                                                      1999                                       1998
                                       -----------------------------------       ------------------------------------
                                        Income       Shares      Per-Share         Income        Shares     Per-Share
                                      (Numerator) (Denominator)   Amount         (Numerator)  (Denominator)   Amount
                                       ---------   -----------   ---------       ----------    -----------   --------


Income from continuing operations......    $518                                     $498
Less: Preferred stock
   dividends paid or accrued...........     (33)                                     (33)
                                           ----                                     ----

Basic EPS
Income from continuing
   operations available to
   Common stockholders.................    $485       4,976       $0.10             $465         5,006       $0.09
                                           ====       =====       =====             ====         =====       =====

Effect of Dilutive Securities
Options................................                  37                                         42
Warrants...............................                  64                                         52
                                                     ------                                      -----

Diluted EPS
Income from continuing
   operations available to
   Common stockholders.................    $485       5,077       $0.10             $465         5,100       $0.09
                                           ====      ======       =====             ====         =====       =====

     For the three-month period ended March 31, 1999, the effect of the assumed exercise of options to purchase approximately 39,000 shares of Common Stock at exercise prices of $5.00 per share and warrants to purchase approximately 75,000 shares of Common Stock at exercise prices ranging from $4.94 to $8.54 per share were excluded in computing the diluted per share amount because the exercise prices of the options and warrants were greater than the average market price of the shares of Common Stock, therefore causing these options and warrants to be antidilutive.

     For the three-month period ended March 31, 1998, the effect of the assumed exercise of options to purchase approximately 253,000 shares of Common Stock and warrants to purchase approximately 92,000 shares of Common Stock at exercise prices ranging from $8.12 to $15.00 per share and from $36.08 to $41.36 per share, respectively, were excluded in computing the diluted per share amount because the exercise prices of the options and warrants were greater than the average market price of the shares of Common Stock, therefore causing these options and warrants to be antidilutive.

     For the three-month periods ended March 31, 1999 and 1998, approximately 133,000 and 127,000 shares of Common Stock, respectively, from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amount as they were anti-dilutive.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -- SUBSEQUENT EVENTS:

     In April 1999, the Company formed a new wholly owned subsidiary, IntegraMed Pharmaceutical Services, Inc. ("IPS"). IPS is based in Carrollton, Texas and will be licensed to distribute pharmaceutical products directly to patients in most of the United States and in all states where the Company's managed Reproductive Science Centers are currently located. IPS will be engaged in the retail distribution of drugs, pharmaceuticals and products related to the treatment of human fertility ("Pharmaceutical Products") to customers of the Reproductive Science Centers. IPS was formed in conjunction with IVP Pharmaceutical Care, Inc., a licensed pharmacy specializing in dispensing Pharmaceutical Products, which will provide certain management services to IPS.

     Effective April 1, 1999, the Company entered into a sale-leaseback transaction with Fleet Capital Corporation ("FCC") related to new computer equipment and billing software acquired by the Company primarily during the first quarter of 1999. Pursuant to this transaction, the Company sold approximately $532,000 of equipment and software to FCC and contemporaneously entered into a four-year capital lease of this equipment with FCC for the same amount. The Company did not recognize a gain on the sale of the equipment or software. Under the lease, rental payments of approximately $12,900 are due monthly for forty-eight months commencing on April 1, 1999.

     Effective May 1, 1999, the Company entered into a new management agreement (the "New Agreement") with the Medical Practice at the Reproductive Science Associates Network Site (the "RSA Medical Practice") located in Kansas City, Missouri. The New Agreement contemplates that the Company will offer other medical practices, via separate management agreements, use of the medical offices and clinical space which are currently provided by the Company and utilized by the RSA Medical Practice. The New Agreement also provides for certain changes in the financial arrangements between the Company and the RSA Medical Practice.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

     The following table shows the percentage of revenues represented by various expense and other income items reflected in the Company's Consolidated Statement of Operations.

                                                                          For the
                                                                    three-month period
                                                                       ended March 31,
                                                                   -------------------
                                                                   1999          1998
                                                                   ----          ----
                                                                      (unaudited)

         Revenues, net............................................  100%           100%
         Costs of services incurred on behalf of Network Sites:
              Employee compensation and related expenses.......... 38.6%          42.7%
              Direct materials.................................... 10.4%           9.0%
              Occupancy costs.....................................  6.4%           8.1%
              Depreciation........................................  2.9%           3.4%
              Other expenses...................................... 19.5%          14.0%
                                                                   ----           ----
              Total costs of services............................. 77.8%          77.2%
         Network Sites' contribution.............................. 22.2%          22.8%
         General and administrative expenses...................... 13.1%          13.3%
         Amortization of intangible assets........................  2.3%           2.2%
         Interest income.......................................... (0.2%)         (0.1%)
         Interest expense.........................................  1.3%           0.8%
                                                                   ----           ----
              Total other expenses................................ 16.5%          16.2%
                                                                   ----           ----
         Income from continuing operations before income taxes....  5.7%           6.6%
         Provision for income taxes...............................  0.8%           0.6%
                                                                   ----           ----
         Income from continuing operations........................  4.9%           6.0%
         Loss from discontinued operations........................   --           (3.5%)
         Net income...............................................  4.9%           2.5%
                                                                   ====           ====

 Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Revenues for the three months ended March 31, 1999 (the "first quarter of 1999") were approximately $10.5 million as compared to approximately $8.3 million for the three months ended March 31, 1998 (the "first quarter of 1998"), an increase of 26.3%. The increase in revenues was attributable to same market growth and to there being a full quarter of revenues from the Shady Grove Network Site which was acquired in mid-March 1998. Same market growth in revenues was principally attributable to increases in patient volume. The aggregate increase in revenues was comprised of the following: (i) an approximate $1.8 million increase in reimbursed costs of services; and (ii) an approximate $433,000 increase in the Company's management fees derived from the managed Medical Practices' net revenue and/or earnings.

     Total costs of services as a percentage of revenues were 77.8% in the first quarter of 1999 as compared to 77.2% in the first quarter of 1998. Direct materials and other expenses increased primarily due to the increase in patient volume at the managed Medical Practices. Employee compensation and related expenses, occupancy costs and depreciation as a percentage of revenues decreased primarily due to the significant increase in revenues.

     Network Sites' contribution was approximately $2.3 million in the first quarter of 1999 as compared to $1.9 million in the first quarter of 1998, an increase of approximately 22.8%. Such increase resulted from there being a full quarter of Network Site contribution from the Shady Grove Network Site, which was acquired late in the first quarter of 1998, and the increase in revenues at existing Network Sites. As a percentage of revenues, Network Sites' contribution decreased to 22.2% in the first quarter of 1999 as compared to 22.8% in the first quarter of 1998, primarily due to increases in contractual allowances related to lower reimbursements under managed care contracts.

     General  and  administrative  expenses  for the first  quarter of 1999 were approximately $1.4 million as compared to approximately $1.1 million in the first quarter of 1998, an increase of 24.0%. The increase was largely due to an increase in staffing, consulting and other costs attributable to the development, implementation and maintenance of the Company's proprietary ArtWorks(TM) suite of fertility care information systems, and to an increase in marketing costs. As a percentage of revenues, general and administrative expenses decreased to approximately 13.1% from approximately 13.3% due to the increase in revenues previously discussed.

     Amortization of intangible assets was $244,000 in the first quarter of 1999 as compared to $181,000 in the first quarter of 1998. This increase was attributable to the Company's acquisition of the Shady Grove Network Site late in the first quarter of 1998. This increase was partially offset by the elimination of amortization of exclusive management rights associated with two single-physician Network Site management agreements which were terminated and written off in 1998.

     Interest income for the first quarter of 1999 increased to $23,000 from $12,000 for the first quarter of 1998, due to a higher cash balance. Interest expense for the first quarter of 1999 increased to $135,000 from $72,000 in the first quarter of 1998, due to an increase in bank borrowings and in amounts payable to Medical Providers for exclusive management rights.

     The provision for income taxes primarily related to state taxes. The provision for income taxes increased to $80,000 in the first quarter of 1999 from $49,000 in the first quarter of 1998 due to the increase in Network Site contribution at existing sites and to the addition of the Shady Grove Network Site.

     Income from continuing operations was $518,000 in the first quarter of 1999 as compared to $498,000 in the first quarter of 1998. The increase was primarily due to the $433,000 increase in Network Sites' contribution, which was partially offset by increases in general and administrative expenses, amortization of intangible assets and interest expense.

     Net income increased to $518,000 in the first quarter of 1999 as compared to $210,000 in the first quarter of 1998 due to the increase in income from continuing operations and the elimination of losses from the AWM Division which is classified as discontinued operations and was sold in the third quarter of 1998.

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

     At March 31, 1999, the Company had working capital of approximately $7.4 million, approximately $2.3 million of which consisted of cash and cash equivalents, compared to working capital of approximately $7.7 million at

December 31, 1998, approximately $4.2 million of which consisted of cash and cash equivalents. The net decrease in working capital at March 31, 1999 was principally due to purchases of fixed assets and leasehold improvements of approximately $1.3 million and to the repurchase of 110,000 shares of the Company's Common Stock for an aggregate purchase price of $509,000, partially offset by decreases in patient deposits and accrued liabilities.

     Effective April 1, 1999, the Company entered into a sale-leaseback transaction with Fleet Capital Corporation ("FCC") related to new computer equipment and billing software acquired by the Company primarily during the first quarter of 1999. Pursuant to this transaction, the Company sold approximately $532,000 of equipment and software to FCC and contemporaneously entered into a four-year capital lease of this equipment with FCC for the same amount. The Company did not recognize a gain on the sale of the equipment or software. Under the lease, rental payments of approximately $12,900 are due monthly for forty-eight months commencing on April 1, 1999.

Year 2000 Issue

     The Company's management has recognized the need to ensure that its operations and relationships with its vendors and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond ("Y2K"). As such, the Company has appointed a Y2K Task Force to identify and assess the risks associated with its information systems and operations, and its interactions with vendors and third-party insurance payors ("the Y2K Project"). The Y2K Project is comprised of five phases as follows: 1) identification of risks, 2) assessment of risks, 3) development of remediation and contingency plans, 4) implementation, and 5) testing. The Company has identified the Y2K risks and is approximately 75% complete in assessing these risks. The Company is currently working on the last three phases of the Y2K Project.

     The Company believes that the Y2K risks associated with its information systems and certain medical equipment may be potentially significant. In nearly all cases, the Company is relying on assurances from third party vendors that certain information systems and medical equipment will be Y2K compliant. In addition, in the normal course of business, the Company has made capital investments in certain vendor supplied software applications and hardware systems to address the financial and operational needs of its business. These systems, which will improve the efficiencies and productivity of the replaced systems, have been represented to be Y2K compliant by the vendors and have been or will be installed by November 1999. The Company has tested, is currently testing or will have tested such vendor supplied systems and equipment, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory manner.

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

    As the Company and its managed Medical Practices are primarily reliant on third party vendors and payors to be Y2K compliant, the Company does not anticipate that it will incur a material incremental cost associated with addressing Y2K problems. To date, all of the Company's capital projects regarding information systems were part of its long-term capital strategic plan. The timing of implementation of these capital projects was not accelerated as a result of the Y2K issue, with the exception of the timing of the installation of a new financial system at the FCI Network Site which was accelerated from the year 2000 to 1999. The Company estimates that it will incur an aggregate cost of $315,000 related to the Y2K Project as follows: (i) approximately $140,000 related to computer hardware and software and medical equipment replacements and upgrades, of which approximately 90% will be capitalizable due to the added value of such replacements and upgrades; (ii) approximately $130,000 of non-incremental employee opportunity costs for time spent by information systems and Y2K Task Force employees who would have ordinarily been spending their time elsewhere; and (iii) approximately $45,000 in incremental staffing costs. By accelerating the implementation of the new financial system at the FCI Network Site, approximately $110,000 of capitalizable equipment and software costs and approximately $50,000 of training costs will be incurred in 1999 instead of the year 2000.

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

Forward Looking Statements

     This Form 10-Q and discussions and/or announcements made by or on behalf of the Company, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward- looking statements due to the following factors: the Company's ability to acquire additional management agreements, including the Company's ability to raise additional debt and/or equity capital to finance future growth, the loss of significant management agreement(s), the profitability or lack thereof at Reproductive Science Centers managed by the Company, the Company's ability to transition sole practitioners to group practices, increases in overhead due to expansion, the exclusion of infertility and ART services from insurance coverage, government laws and regulations regarding health care, changes in managed care contracting, the timely development of and acceptance of new infertility, ART and/or genetic technologies and techniques and the risks relating to Y2K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.
                     On October 9, 1998, W.F. Howard, M.D., P.A., filed a lawsuit against the Company in the District Court of Denton County, Texas, seeking to rescind the management agreement (the "Management Agreement") related to the Dallas Network Site, or collect damages, on the ground that its practice has not realized the degree of growth or increases as allegedly projected by the Company. The complaint asserts alleged breaches of contract, fiduciary duties and warranties, as well as a claim under the Texas Deceptive Trade Practices Act, and claims lost profit damages as well as an exemplary award under statute. The Company believes that this complaint is without merit, denies the allegations, and intends to vigorously defend its position. Despite the filing of the suit, the Company continued to perform its obligations under the Management Agreement.

                     On March 30, 1999, W.F. Howard, M.D., P.A., communicated its intent to terminate the Management Agreement and no longer allowed the Company to provide its management services to the Dallas Network Site. The Company immediately terminated the Management Agreement for cause, and interposed several counterclaims, against the P.A., Dr. W.F. Howard and two former Company employees of the Network Site. These counterclaims allege breach of fiduciary duties, interference with the Company's contractual relations and conversion of assets. The Company also sought, and was provided, return of its confidential and proprietary business documents and the P.A.'s cessation of use of the name "Reproductive Science Center". The Company intends to vigorously pursue all counterclaims, both as against the P.A. and the individuals named as parties to the lawsuit. Litigation counsel has advised the Company that it is too early in the litigation to meaningfully assess the likelihood of success of this lawsuit. Nonetheless, counsel believes that even an unfavorable result will not have a material adverse effect on the results of the Company's operations.

                     On May 4, 1999, the Court of Appeals of New York, in a lawsuit encaptioned Karlin v. IVF America, et. al., determined that plaintiffs' claims could be heard under the New York consumer protection statute, General Business Law ss.ss. 349 and 350. The case was originally instituted in New York Supreme Court, Westchester County, in 1995. Plaintiffs originally denominated the case as a class action, and their request for certification as a class was denied by both the trial and appellate courts (Appellate Division, Second Department). The Court of Appeals refused to review the denial of class action status. The case now represents a single individual claim. The action seeks damages from the Company, United Hospital and Dr. John Stangel, for pecuniary loss and personal injuries, purportedly arising out of an alleged misstatement of success rates at the in vitro fertilization program at United Hospital which was managed by the Company at that time. The complaint originally asserted multiple causes of action; however, through motion practice, the defendants have achieved dismissal of all causes of action except the General Business Law claims which were reinstated by the Court Appeals in May 1999. The Company intends to vigorously defend the remaining cause. Litigation counsel has advised the Company that its position is supported on the merits and that the action, even if successful, would not have a material adverse effect on the Company.

                     There are other minor legal proceedings to which the Company is a party. In the Company's view, the claims asserted and the outcome of these proceedings will not have a material adverse effect on the financial position, results of operations or the cash flows of the Company.

     Item 2.      Changes in Securities.
                     None.

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.
                     None.

     Item 5.      Other Information.
                     None.

     Item 6.      Exhibits and Reports on Form 8-K.
                     None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                INTEGRAMED AMERICA, INC.
                                               (Registrant)




Date:    May 14, 1999                 By:      /s/Gerardo Canet
                                               ---------------------------------
                                               Gerardo Canet
                                               President, CEO and
                                               Acting Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                Exhibit

4.11(d)   --  Warrant issued to Robert J.  Stillman,  M.D. dated January 6, 1999
              (1)

10.48(c)  --  Management   Agreement   among   IntegraMed   America,   Inc.  and
              Reproductive Endocrine & Fertility  Consultants,  P.A. and Midwest
              Fertility Foundations & Laboratory, Inc.

10.61(b)  --  Amendment  No.  2  to  Management   Agreement  between  IntegraMed
              America, Inc. and Bay Area Fertility and Gynecology Medical Group,
              Inc.

10.114    --  Management  Agreement Among  IntegraMed  Pharmaceutical  Services,
              Inc., IVP Pharmaceutical Care, Inc., and IntegraMed America, Inc.

27        --  Financial Data Schedule

---------------------------------

(1) Incorporated by reference to the Exhibit with the identical number to Registrant's Annual Report on Form 10- K for the year ended December 31, 1998.