Form 10-Q
period 1999-06-30
INTEGRAMED AMERICA INC
filed 1999-08-16
CIK 885988

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

                  For the quarterly period ended June 30, 1999

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

                                 Yes [X]     No [  ]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 10, 1999 was 4,862,860.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE

PART I  -        FINANCIAL INFORMATION

    Item 1.   Financial Statements

                Consolidated Balance Sheet at June 30, 1999 (unaudited)
                  and December 31, 1998....................................... 3

                Consolidated Statement of Operations for the three and
                  six-month periods ended June 30, 1999 and 1998 (unaudited)...4

                Consolidated Statement of Cash Flows for the six-month
                  periods ended June 30, 1999 and 1998 (unaudited).............5

                Notes to Consolidated Financial Statements (unaudited).......6-8

    Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................9-13

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk......13


PART II -     OTHER INFORMATION

    Item 1.   Legal Proceedings.............................................. 14

    Item 2.   Changes in Securities.......................................... 15

    Item 3.   Defaults upon Senior Securities................................ 15

    Item 4.   Submission of Matters to a Vote of Security Holders............ 15

    Item 5.   Other Information.............................................. 15

    Item 6.   Exhibits and Reports on Form 8-K............................... 15


SIGNATURES    ............................................................... 16

INDEX TO EXHIBITS............................................................ 17

PART I  -  FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           (all dollars in thousands)
                                     ASSETS
                                                                                             June 30,           December 31,
                                                                                               1999                 1998
                                                                                             -------            -----------
                                                                                           (unaudited)
Current assets:

  Cash and cash equivalents ..............................................................   $ 3,541               $ 4,241
  Patient accounts receivable, less allowance for doubtful
    accounts of $781 and $526 in 1999 and 1998, respectively..............................     9,686                10,749
 Management fees receivable, less allowance for doubtful accounts
    of $0 and $305 in 1999 and 1998, respectively.........................................     1,553                 1,963
  Other current assets ...................................................................     1,203                 1,736
                                                                                             -------               -------
      Total current assets................................................................    15,983                18,689
                                                                                             -------               -------

  Fixed assets, net ......................................................................     6,323                 5,116
  Intangible assets, net..................................................................    19,656                19,269
  Other assets............................................................................       311                   619
                                                                                             -------               -------
      Total assets........................................................................   $42,273               $43,693
                                                                                             =======               =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................   $   854               $   684
  Accrued liabilities.....................................................................     3,958                 3,480
  Due to Medical Practices................................................................     1,185                 1,877
  Current portion of long-term notes payable and other obligations........................     1,617                 2,099
  Patient deposits .......................................................................     2,011                 2,888
                                                                                             -------               -------
      Total current liabilities...........................................................     9,625                11,028
                                                                                             -------               -------
Long-term notes payable and other obligations.............................................     4,436                 5,282
Commitments and Contingencies.............................................................
Shareholders' equity:
  Preferred  Stock,  $1.00 par value - 3,165,644  shares  authorized in 1999 and
    1998,  2,500,000  undesignated;   665,644  shares  designated  as  Series  A
    Cumulative  Convertible of which 165,644 shares were issued and  outstanding in 1999 and
    1998, respectively....................................................................       166                   166
  Common Stock, $.01 par value - 50,000,000 shares authorized in 1999 and 1998;
    and 5,368,960 and 5,343,092 shares issued in 1999 and 1998, respectively..............        53                    53
  Capital in excess of par ...............................................................    54,210                53,712
  Accumulated deficit ....................................................................   (24,504)              (25,548)
  Treasury Stock, at cost - 506,100 and 340,500 shares in 1999 and 1998, respectively.....    (1,713)               (1,000)
                                                                                             -------               -------
      Total shareholders' equity .........................................................    28,212                27,383
                                                                                             -------               -------
      Total liabilities and shareholders' equity..........................................   $42,273               $43,693
                                                                                             =======               =======

        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                                  For the                 For the
                                                                             three-month period       six-month period
                                                                              ended June  30,           ended June 30,
                                                                             ------------------      ------------------
                                                                               1999       1998         1999       1998
                                                                             --------    ------      -------     ------
                                                                                 (unaudited)            (unaudited)

Revenues, net .............................................................   $10,860   $ 9,830       $21,392    $18,171

Cost of services incurred on behalf of Network Sites:
   Employee compensation and related expenses..............................     3,878     3,363         7,600      6,519
   Outside laboratory and clinical fees....................................       582       896         1,151      1,403
   Direct materials........................................................     1,143     1,065         2,118      1,818
   Occupancy costs.........................................................       687       723         1,362      1,395
   Depreciation............................................................       300       348           609        634
   Other expenses..........................................................     1,772     1,111         3,720      2,177
                                                                              -------   -------       -------    -------
     Total cost of services rendered.......................................     8,362     7,506        16,560     13,946
                                                                              -------   -------       -------    -------

Network Sites' contribution................................................     2,498     2,324         4,832      4,225

General and administrative expenses........................................     1,513     1,358         2,893      2,471
Amortization of intangible assets..........................................       261       266           505        447
Interest income............................................................       (18)       (9)          (41)       (21)
Interest expense...........................................................       125       108           260        180

Restructuring and other charges............................................      --       2,084          --        2,084
                                                                              -------   -------       -------    -------
Income (loss) from continuing operations before income taxes...............       617    (1,483)        1,215       (936)
Provision for income taxes.................................................        91       102           171        151
                                                                              -------   -------       -------    -------
Income (loss) from continuing operations...................................       526    (1,585)        1,044     (1,087)

Loss from disposal of AWM Division, including actual and phase-out
   period operating losses.................................................      --       4,563          --        4,851
                                                                              -------   -------       -------    -------

Net income (loss)..........................................................   $   526   $(6,148)      $ 1,044    $(5,938)
Less: Dividends paid and/or accrued on Preferred Stock.....................        33        33            66         66
                                                                              -------   -------       -------    -------
Net income (loss) applicable to Common Stock...............................   $   493   $(6,181)      $   978    $(6,004)
                                                                              =======   =======       =======    =======

Basic and diluted earnings (loss) per share of Common Stock:
   Continuing operations...................................................   $  0.10   $ (0.30)      $  0.20    $ (0.22)
   Discontinued operations.................................................       --      (0.86)          --       (0.94)
                                                                              -------   -------       -------    -------
   Net earnings............................................................   $  0.10   $ (1.16)      $  0.20    $ (1.16)
                                                                              =======   =======       =======    =======

Weighted average shares - basic............................................     4,887     5,337         4,931      5,167
                                                                              =======   =======       =======    =======
Weighted average shares - diluted..........................................     4,962     5,337         5,008      5,167
                                                                              =======   =======       =======    =======


        See accompanying notes to the consolidated financial statements.




                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (all amounts in thousands)


                                                                                                       For the
                                                                                                  six-month period
                                                                                                   ended June 30,
                                                                                                  -----------------
                                                                                                   1999       1998
                                                                                                  ------     ------
                                                                                                     (unaudited)
Cash flows from operating activities:
   Net income (loss)........................................................................      $1,044    $(5,938)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
        Depreciation and amortization.......................................................       1,264      1,306
        Writeoff of fixed and other assets .................................................         --       5,541
     Changes in assets and liabilities  net of effects from acquired  businesses --
        Decrease (increase) in assets:
        Patient accounts receivable.........................................................       1,063     (3,324)
        Management fees receivable..........................................................        (208)      (675)
        Other current assets................................................................         533       (298)
        Other assets........................................................................          97         (9)
     Increase (decrease) in liabilities:
         Accounts payable...................................................................         170     (1,106)
         Accrued liabilities................................................................         540        915
         Due to Medical Practices...........................................................        (692)       271
         Patient deposits...................................................................        (877)       537
                                                                                                  ------     ------
Net cash provided by (used in) operating activities.........................................       2,934     (2,780)
                                                                                                  ------     ------

Cash flows (used in) provided by investing activities:
     Payment for exclusive management rights and acquired physician practices...............         --      (3,218)
     Purchase of net liabilities of acquired businesses.....................................         --         487
     Purchase of fixed assets and leasehold improvements....................................      (1,443)      (802)
     Proceeds from sale of fixed assets.....................................................         --          57
                                                                                                  ------     ------
Net cash used in investing activities.......................................................      (1,443)    (3,476)
                                                                                                  ------     ------

Cash flows provided by (used in) financing activities:
     Proceeds from issuance of Common Stock.................................................         --       5,500
     Used for stock issue costs.............................................................         --         (74)
     Proceeds from bank under Credit Facility...............................................         --       2,000
     Proceeds from IVP Pharmaceutical Care, Inc.............................................         150        --
     Principal repayments on debt...........................................................      (1,540)      (540)
     Principal repayments under capital lease obligations...................................         (22)       (69)
     Repurchase of Common Stock.............................................................        (713)       --
     Dividends paid on Convertible Preferred Stock..........................................         (66)       --
     Proceeds from exercise of Common Stock options.........................................         --          62
                                                                                                  ------     ------
Net cash (used in) provided by financing activities.........................................      (2,191)     6,879
                                                                                                  ------     ------

Net (decrease) increase in cash.............................................................        (700)       623
Cash at beginning of period.................................................................       4,241      1,930
                                                                                                  ------     ------
Cash at end of period.......................................................................      $3,541     $2,553
                                                                                                  ======     ======


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at June 30, 1999, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2 -- SIGNIFICANT MANAGEMENT CONTRACTS:

     For the three and six-month periods ended June 30, 1999 and 1998, the Boston, FCI, New Jersey, and Shady Grove (acquired in mid-March 1998) Network Sites provided greater than 10% of the Company's Revenues, net and Network Sites' contribution as follows:

                      Percent of Company      Percent of Network       Percent of Company      Percent of Network
                         Revenues, net        Sites' contribution         Revenues, net        Sites' contribution
                      for the three-month     for the three-month       for the six-month       for the six-month
                      period ended June 30,  period ended June 30,    period ended June 30,    period ended June 30,
                      ---------------------  ---------------------    ---------------------    ---------------------
                        1999       1998         1999       1998          1999         1998         1999      1998
                       ------     ------       ------     ------        ------       ------       ------    ------

     Boston..........   17.6       15.4         25.6       21.9           17.1        16.4         26.1      22.6
     FCI.............   27.5       24.8         25.4       25.6           27.1        27.2         24.7      28.8
     New Jersey......   11.8       12.9         25.7       27.4           12.1        12.5         25.4      28.2
     Shady Grove.....   18.7       16.3         13.0       11.1           18.3        10.7         13.0       7.2


NOTE 3 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

     The amount owed by the Company to acquire the balance of the capital stock of Shady Grove Fertility Centers, Inc. was paid on January 5, 1999 as follows:
(i) $951,800 in cash, (ii) $175,900 in stock, or 25,868 shares of Common Stock, and (iii) a $402,750 promissory note. The promissory note for $402,750 is payable in two equal installments, one of which was paid on July 1, 1999 and the second of which will be paid on April 1, 2000. The promissory note bears interest at a rate of 10.17% per annum.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 4 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS from continuing operations computations for the three and six-month periods ended June 30, 1999 and 1998 is as follows (000's omitted, except for per share amounts):

                                                                           For the                For the
                                                                     three-month period      six-month period
                                                                       ended June 30,            ended June
                                                                     ------------------      ------------- ---
                                                                       1999      1998         1999       1998
                                                                     -------    -------      ------     ------
                                                                         (unaudited)             (unaudited)
Numerator
Income (loss) from continuing operations........................      $ 526    $(1,585)      $1,044    $(1,087)
Less: Preferred Stock dividends accrued and/or paid.............         33         33           66         66
                                                                      -----    -------       ------    -------
Income (loss) from continuing operations
   available to Common stockholders.............................        493     (1,618)         978     (1,153)
(Loss) from discontinued operations.............................        --      (4,563)         --      (4,851)
                                                                      -----    -------       ------    -------
Net income (loss) available to Common stockholders..............      $ 493    $(6,181)      $  978    $(6,004)
                                                                      =====    =======       ======    =======

Denominator
Weighted average shares outstanding.............................      4,887      5,337        4,931      5,167
Effect of dilutive options and warrants.........................         75        --            77        --
                                                                      -----    -------       ------    -------
Weighted average shares and dilutive potential
   Common shares................................................      4,962      5,337        5,008      5,167
                                                                      =====    =======      =======    =======

Basic and diluted EPS:
Continuing operations...........................................      $0.10    $ (0.30)      $ 0.20    $ (0.22)
Discontinued operations.........................................        --       (0.86)         --       (0.94)
                                                                      -----    -------       ------    -------
Net earnings (loss).............................................      $0.10    $ (1.16)      $ 0.20    $ (1.16)
                                                                      =====    =======       ======    =======

     For the three and six-month periods ended June 30, 1999, the effect of the assumed exercise of options to purchase approximately 338,000 and 47,000 shares of Common Stock at exercise prices ranging from $4.00 to $5.00 and from $4.63 to $5.00, respectively, per share were excluded in computing the diluted per share amount because the exercise prices of the options were greater than the average market price of the shares of Common Stock, therefore causing these options to be antidilutive. For the three and six-month periods ended June 30, 1999, the effect of the assumed exercise of warrants to purchase approximately 121,000 and 75,000 shares of Common Stock at exercise prices ranging from $4.12 to $8.54 and from $4.94 to $8.54, respectively, per share were excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, therefore causing these warrants to be antidilutive.

     For the three and six-month periods ended June 30, 1998, the effect of the assumed exercise of options to purchase approximately 148,000 shares of Common Stock and warrants to purchase approximately 135,000 shares of Common Stock at exercise prices ranging from $2.50 to $7.24 per share and from $0.04 to $7.24 per share, respectively, were excluded in computing the diluted per share amount as they were antidilutive due to the Company's net loss during these periods.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     For the three and six-month periods ended June 30, 1999 and 1998, approximately 133,000 and 129,000 shares of Common Stock, respectively, from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amount as they were antidilutive.

NOTE 5 -- NEW BUSINESS AND MANAGEMENT AGREEMENT

     In April 1999, the Company formed a new wholly owned subsidiary, IntegraMed Pharmaceutical Services, Inc. ("IPSI"). IPSI is based in Carrollton, Texas and is a licensed pharmacy engaged in the retail distribution of drugs, pharmaceuticals and products related to the treatment of human fertility ("Pharmaceutical Products") to customers of the Reproductive Science Centers. IPSI was formed in conjunction with IVP Pharmaceutical Care, Inc., a licensed pharmacy specializing in dispensing Pharmaceutical Products, which will provide certain management services to IPSI.

     Effective May 1, 1999, the Company entered into a new management agreement with the Medical Practice at the Reproductive Science Associates Network Site located in Kansas City, Missouri (the "Kansas City Medical Practice"). The new agreement (the "Kansas City Agreement") contemplates that the Company will offer other medical practices, via separate management agreements, use of the medical offices and clinical space which are currently provided by the Company and utilized by the Kansas City Medical Practice. The Kansas City Agreement also provides for certain changes in the financial arrangements between the Company and the Kansas City Medical Practice. In lieu of any payment to the Company in connection with the Kansas City Agreement, the Company offset its payable to the Kansas City Medical Practice against the receivable due from the Kansas City Medical Practice. The balance of the Company's receivable due from the Kansas City Medical Practice of approximately $835,000 has been deemed to be a further investment by the Company in the Kansas City Medical Practice and was, therefore, reclassed from management fees receivable to intangible assets in the accompanying Consolidated Balance Sheet as of June 30, 1999. If the current physician at the Kansas City Medical Practice should cease to perform infertility services at the Kansas City Medical Practice any time prior to May 1, 2004, the Physician will be required to repay to the Company a portion of this investment. The amount to be repaid will equal $835,000 less $167,000 for each twelve-month period of services provided by the Physician after May 1, 1999.

NOTE 6 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

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

     In lieu of any payment to the Company in connection with the Kansas City Agreement, the Company offset its payable to the Kansas City Medical Practice against the receivable due from the Kansas City Medical Practice. The balance of the Company's receivable from the Kansas City Medical Practice of approximately $835,000 was reclassified from management fees receivable to intangible assets in the accompanying Consolidated Balance Sheet as of June 30, 1999. (Refer to
Note 5).

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

                                                                          For the                For the
                                                                     Three-month period    Six-month period
                                                                       ended June 30,       ended June 30,
                                                                     ------------------    ----------------
                                                                       1999      1998       1999      1998
                                                                     -------    -------    ------    ------
                                                                         (unaudited)          (unaudited)

         Revenues, net..............................................    100%      100%       100%     100%
         Costs of services incurred on behalf of Network Sites:
              Employee compensation and related expenses............   35.7      34.2       35.5     35.9
              Outside laboratory and clinical expenses..............    5.4       9.1        5.4      7.7
              Direct materials......................................   10.5      10.8        9.9     10.0
              Occupancy costs.......................................    6.3       7.4        6.4      7.7
              Depreciation..........................................    2.8       3.5        2.8      3.5
              Other expenses........................................   16.3      11.4       17.4     11.9
                                                                       -----    ------      -----  -------
              Total costs of services...............................   77.0      76.4       77.4     76.7
         Network Sites' contribution................................   23.0      23.6       22.6     23.3
         General and administrative expenses........................   13.9      13.8       13.5     13.6
         Amortization of intangible assets..........................    2.4       2.7        2.4      2.5
         Interest income............................................   (0.2)     (0.1)      (0.2)    (0.1)
         Interest expense...........................................    1.2       1.1        1.2      1.0
                                                                       -----    ------      -----  -------
              Total other expenses..................................   17.3      17.5       16.9     17.0
         Restructuring and other charges............................    --       21.2        --      11.5
         Income from continuing operations before income taxes......    5.7     (15.1)       5.7     (5.2)
         Provision for income taxes.................................    0.9       1.0        0.8      0.8
                                                                       -----    ------      -----  -------
         Income (loss) from continuing operations...................    4.8     (16.1)       4.9     (6.0)
         Loss from discontinued operations..........................    --      (46.4)        --    (26.7)
                                                                       -----    ------      -----  -------
         Net income (loss)..........................................    4.8%   (62.5)%       4.9%  (32.7)%
                                                                       =====   =======      =====  =======


   Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenues for the three months ended June 30, 1999 (the "second quarter of 1999") were approximately $10.9 million as compared to approximately $9.8 million for the three months ended June 30, 1998 (the "second quarter of 1998"), an increase of 10.5%. The increase in revenues was attributable to same-site growth of 21.4% at the Network Site level which generated same-site revenue growth of 19.3% for the Company. Same-site growth in revenues at the Network Site level was principally attributable to increases in patient volume. The aggregate increase in revenues was comprised of the following: (i) an approximate $856,000 increase in reimbursed costs of services; and (ii) an approximate $174,000 increase in the Company's management fees derived from the managed Medical Practices' net revenue and/or earnings.

     Total costs of services as a percentage of revenues were 77.0 % in the second quarter of 1999 as compared to 76.4% in the second quarter of 1998. Employee compensation and related expenses increased as a percentage of revenues primarily due to increased levels of compensation and new hires. Outside laboratory and clinical expenses decreased as a percentage of revenues primarily due to the Shady Grove Network Site utilizing its newly constructed state-of-the-art laboratory to perform embryology services which had previously been outsourced. Direct materials as a percentage of revenues remained relatively constant. Occupancy costs and depreciation decreased as a percentage of revenues primarily due to the increase in revenues. The increase in other expenses as a percentage of revenues was primarily attributable to increases in subcontracting payments to other providers at the FCI Network Site, provisions for bad debt and consulting services.

     Network Sites' contribution was approximately $2.5 million in the second quarter of 1999 as compared to approximately $2.3 million in the second quarter of 1998, an increase of approximately 7.5%. Such increase resulted from the increase in revenues at existing Network Sites. As a percentage of revenues, Network Sites' contribution decreased to 23.0% in the second quarter of 1999 as compared to 23.6% in the second quarter of 1998, primarily due to the increase in the reimbursed costs of service component of revenues.

     General and administrative expenses for the second quarter of 1999 were approximately $1.5 million as compared to approximately $1.4 million in the second quarter of 1998, an increase of 11.4%. The increase was largely due to an increase in staffing, consulting and other costs attributable to the development, implementation and maintenance of the Company's proprietary ARTWorks(TM) suite of fertility care information systems. As a percentage of revenues, general and administrative expenses increased to approximately 13.9% from approximately 13.8% due to the increase in expenses previously discussed.

     Amortization of intangible assets was $261,000 in the second quarter of 1999 as compared to $266,000 in the second quarter of 1998. This decrease was attributable to the elimination of amortization of exclusive management rights associated with two single-physician Network Site management agreements which were terminated and written off in 1998.

     Interest income for the second quarter of 1999 increased to $18,000 from $9,000 for the second quarter of 1998, due to a higher cash balance. Interest expense for the second quarter of 1999 increased to $125,000 from $108,000 in the second quarter of 1998, due to an increase in bank borrowings and in amounts payable to Medical Providers for exclusive management rights.

     The provision for income taxes primarily related to state taxes. The provision for income taxes decreased to $91,000 in the second quarter of 1999 from $102,000 in the second quarter of 1998 due to a change in effective tax rates.

     Income from continuing operations was $526,000 in the second quarter of 1999 as compared to a loss of $1.6 million in the second quarter of 1998. The income was primarily due to the absence of $2.1 million of restructuring costs which were recorded in the second quarter of 1998.

     Net income was $526,000 in the second quarter of 1999 as compared to a net loss of $6.1 million in the second quarter of 1998. The net income was primarily due to the absence of restructuring costs and the elimination of losses from the Adult Women's Medical Division (the "AWM Division") which is classified as discontinued operations and was sold in the third quarter of 1998.

     Six months Ended June 30, 1999 Compared to Six months Ended June 30, 1998

     Revenues for the six months ended June 30, 1999 (the "first half of 1999") were approximately $21.4 million as compared to approximately $18.2 million for the six months ended June 30, 1998 (the "first half of 1998"), an increase of 17.7%. The increase in revenues was attributable to there being a full six months of revenues from the Shady Grove Network Site which was acquired in mid-March 1998 and to same-site growth of 16.5% at the Network Site level which generated same-site revenue growth of 18.2% for the Company. Same-site growth in revenues at the Network Site level was principally attributable to increases in patient volume. The aggregate increase in revenues was comprised of the following: (i) an approximate $2.6 million increase in reimbursed costs of services; and (ii) an approximate $607,000 increase in the Company's management fees derived from the managed Medical Practices' net revenue and/or earnings.

     Total costs of services as a percentage of revenues were 77.4% in the first half of 1999 as compared to 76.8% in the first half of 1998. Employee compensation and related expenses decreased as a percentage of revenues primarily due to the increase in revenues previously discussed. Outside laboratory and clinical expenses decreased as a percentage of revenues primarily due to the Shady Grove Network Site utilizing its newly constructed state-of-the-art laboratory to perform embryology services which had previously been outsourced. Direct materials as a percentage of revenues remained relatively constant. Occupancy costs and depreciation decreased as a percentage of revenues primarily due to the increase in revenues. The increase in other expenses as a percentage of revenues was primarily attributable to increases in subcontracting payments to other providers at the FCI Network Site, provisions for bad debt, and consulting services.

     Network Sites' contribution was approximately $4.8 million in the first half of 1999 as compared to $4.2 million in the first half of 1998, an increase of approximately 14.4%. Such increase resulted from there being a full six months of Network Site contribution from the Shady Grove Network Site, which was acquired late in the first quarter of 1998, and the increase in revenues at existing Network Sites. As a percentage of revenues, Network Sites' contribution decreased to 22.6% in the first half of 1999 as compared to 23.3% in the first half of 1998, primarily due to the increase in the reimbursed costs of service component of revenues.

     General and administrative expenses for the first half of 1999 were approximately $2.9 million as compared to approximately $2.5 million in the first half of 1998, an increase of 17.1%. The increase was largely due to an increase in staffing, consulting and other costs attributable to the development, implementation and maintenance of the Company's proprietary ARTWorks(TM) suite of fertility care information systems. As a percentage of revenues, general and administrative expenses decreased to approximately 13.5% from approximately 13.6% due to the increase in revenues previously discussed.

     Amortization of intangible assets was $505,000 in the first half of 1999 as compared to $447,000 in the first half of 1998. This increase was attributable to the Company's acquisition of the Shady Grove Network Site late in the first quarter of 1998. This increase was partially offset by the elimination of amortization of exclusive management rights associated with two single-physician Network Site management agreements which were terminated and written off in 1998.

     Interest income for the first half of 1999 increased to $41,000 from $21,000 for the first half of 1998, due to a higher cash balance. Interest expense for the first half of 1999 increased to $260,000 from $180,000 in the first half of 1998, due to an increase in bank borrowings and in amounts payable to Medical Providers for exclusive management rights.

     The provision for income taxes primarily related to state taxes. The provision for income taxes increased to $171,000 in the first half of 1999 from $151,000 in the first half of 1998 primarily due to higher income levels.

     Income from continuing operations was $1.0 million in the first half of 1999 as compared to a loss of $1.1 million in the first half of 1998. The income was primarily due to the absence of $2.1 million of restructuring costs which were recorded in the second quarter of 1998.

     Net income was $1.0 million in the first half of 1999 as compared to a net loss of $5.9 million in the first half of 1998 due to the absence of restructuring costs and the elimination of losses from the AWM Division which is classified as discontinued operations and was sold in the third quarter of 1998.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through sales of equity securities. More recently, the Company has commenced using bank financing for working capital and acquisition purposes. The Company anticipates that its acquisition strategy will continue to require substantial capital investment. Capital is needed not only for additional acquisitions, but also for the effective integration, operation and expansion of the Company's existing Network Sites. The Medical Practices may require capital for renovation and expansion and for the addition of medical facilities, equipment and technology.

     At June 30, 1999, the Company had working capital of approximately $6.4 million, approximately $3.5 million of which consisted of cash and cash equivalents, compared to working capital of approximately $7.7 million at December 31, 1998, approximately $4.2 million of which consisted of cash and cash equivalents. The net decrease in working capital at June 30, 1999 was principally due to purchases of fixed assets and leasehold improvements of approximately $1.4 million and to the repurchase of 165,600 shares of the Company's Common Stock for an aggregate purchase price of $713,000, partially offset by a decrease in patient deposits.

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

Year 2000 Issue

     The Company's management has recognized the need to ensure that its operations and relationships with its vendors and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond ("Y2K"). As such, the Company has appointed a Y2K Task Force to identify and assess the risks associated with its information systems and operations, and its interactions with vendors and third-party insurance payors ("the Y2K Project"). The Y2K Project is comprised of five phases as follows: 1) identification of risks, 2) assessment of risks, 3) development of remediation and contingency plans, 4) implementation, and 5) testing. The Company has identified the Y2K risks and is approximately 80% complete in assessing these risks. The Company is currently working on the last three phases of the Y2K Project.

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

                     In July 1999, an action was filed (but not served) in Middlesex Superior Court in Massachusetts against the Company, the Reproductive Science Center of Boston (the "Center"), an independent genetic testing laboratory, and certain of their respective employees. The action, filed by two former patients of the Center, arises out of plaintiffs' participation during 1996 in an experimental program of preimplantation genetic testing. The plaintiffs allege professional negligence and breach of contract/warranties resulting in the birth of their child who suffers from cystic fibrosis. Plaintiffs seek damages of an undisclosed amount. The Company has notified its professional malpractice insurance carrier, which has appointed Massachusetts counsel to represent the Company, and is investigating the allegations in cooperation with its co-defendants. The Company has been advised by counsel that while it is too early to comment on the likely course of the litigation, such counsel currently believes that by virtue of insurance coverage available to all the defendants, the suit is not likely to have a material adverse effect on the Company.

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

     Item 2.      Changes in Securities.
                     None.

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.
                     At an annual shareholders' meeting held on May 25, 1999, the following matter was approved: 1) election of eight directors.

                     The respective vote tabulations are detailed below:

                                                                 Withhold
                     Proposal 1 - Directors            For        Authority
                     ----------------------            ---        ---------
                     Gerardo Canet                  3,450,649      28,617
                     M. Fazle Husain                3,450,649      28,617
                     Michael J. Levy, M.D.          3,450,649      28,617
                     Sarason D. Liebler             3,450,649      28,617
                     Aaron S. Lifchez, M.D.         3,450,649      28,617
                     Patricia M. McShane, M.D.      3,450,399      28,867
                     Lawrence Stuesser              3,450,649      28,617
                     Elizabeth E. Tallett           3,450,649      28,617

   Item 5.        Other Information.
                     None.

   Item 6.        Exhibits and Reports on Form 8-K.
                     (a)    Exhibits
                            See Index to Exhibits on page 17.

                     (b)    Reports on Form 8-K
                            None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                INTEGRAMED AMERICA, INC.
                                                (Registrant)




Date:    August 16, 1999               By:      /s/John W. Hlywak, Jr.
                                                ---------------------------
                                                John W. Hlywak, Jr.
                                                Sr. Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
                                 Number Exhibit

10.95a    --  Amendment  No.  6  to  Management   Agreement  between  IntegraMed
              America,  Inc. and Fertility Centers of Illinois,  S.C. dated July
              1, 1999.

10.115    --  Management Agreement between IntegraMed America, Inc. and David R.
              Corley, M.D., P.C. dated July 1, 1999.

10.115(a) --  Personal  Responsibility  Agreement among  Registrant and David R.
              Corley, M.D.

10.116    --  Form of Retention Agreement between Registrant and Kathi Baginski,
              Peter Cucchiara, Dan Desmarais, Anders Engen, Jay Higham, John Hlywak, Jr., Mark Segal, Claude E. White, Donald S. Wood, Ph.D.

27        --  Financial Data Schedule