Form 10-Q
period 1999-09-30
INTEGRAMED AMERICA INC
filed 1999-11-15
CIK 885988

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-20260
                           Commission File No. 1-11440

                            INTEGRAMED AMERICA, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                      06-1150326
(State or other jurisdiction               (I.R.S. employer identification no.)
of incorporation or organization)

       One Manhattanville Road                             10577
         Purchase, New York                              (Zip code)
(Address of principal executive offices)


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

                            Yes [X]       No [   ]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 1, 1999 was 4,791,860.


================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I  -  FINANCIAL INFORMATION

   Item 1.   Financial Statements

               Consolidated Balance Sheet at September 30, 1999 (unaudited)
                and December 31, 1998........................................ 3

               Consolidated Statement of Operations for the three and
                nine-month periods ended September 30, 1999
                and 1998 (unaudited)......................................... 4

               Consolidated Statement of Cash Flows for the nine-month
                periods ended September 30, 1999 and 1998 (unaudited)........ 5

               Notes to Consolidated Financial Statements (unaudited)...... 6-7

   Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................8-12

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk....  12


PART II  -   OTHER INFORMATION

   Item 1.   Legal Proceedings.............................................  13

   Item 2.   Changes in Securities.........................................  13

   Item 3.   Defaults upon Senior Securities...............................  13

   Item 4.   Submission of Matters to a Vote of Security Holders...........  13

   Item 5.   Other Information.............................................  13

   Item 6.   Exhibits and Reports on Form 8-K..............................  13


SIGNATURES  ...............................................................  14

INDEX TO EXHIBITS       ...................................................  15

PART I -- FINANCIAL INFORMATION

     Item 1.    Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
         (all amounts in thousands, except share and per share amounts)


                                                                                  September 30,   December 31,
                                                                                  ------------    -----------
                                                                                      1999           1998
                                                                                  ------------    -----------
                                                                                   (unaudited)
Current  assets:
   Cash and cash equivalents.....................................................   $ 3,882        $ 4,241
   Patient accounts receivable, less allowance for doubtful accounts
     of $ 731 and $526 in 1999 and 1998, respectively............................    10,472         10,749
   Management fees receivable, less allowance for doubtful accounts
     of $0 and $305 in 1999 and 1998, respectively...............................       993          1,963
   Other current assets..........................................................     1,169          1,736
                                                                                    -------        -------
       Total current assets......................................................    16,516         18,689
                                                                                    -------        -------
   Fixed assets, net.............................................................     6,388          5,116
   Intangible assets, net........................................................    19,600         19,269
   Other assets..................................................................       322            619
                                                                                    -------        -------
       Total assets..............................................................   $42,826        $43,693
                                                                                    =======        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................................   $   588        $   684
   Accrued liabilities...........................................................     4,516          3,480
   Due to Medical Practices......................................................     1,385          1,877
   Current portion of long-term notes payable and other obligations..............     1,275          2,099
   Patient deposits..............................................................     2,010          2,888
                                                                                    -------        -------
       Total current liabilities.................................................     9,774         11,028
                                                                                    -------        -------
Long-term notes payable and other obligations....................................     4,509          5,282
Commitments and Contingencies
Shareholders' equity:
   Preferred Stock,  $1.00 par value -- 3,165,644 shares  authorized in 1999 and 1998,  2,500,000  undesignated;  665,644  shares designated  as  Series  A Cumulative  Convertible of which
     165,644 shares were issued and outstanding in 1999 and 1998, respectively...       166            166
   Common Stock, $.01 par value -- 50,000,000 shares authorized in
     1999 and 1998; and 5,368,960 and 5,343,092 shares issued in 1999
     and 1998, respectively......................................................        55             53
   Capital in excess of par......................................................    54,172         53,712
   Accumulated deficit...........................................................   (24,117)       (25,548)
   Treasury Stock, at cost -- 511,100 and 340,500 shares in 1999 and
     1998, respectively..........................................................    (1,733)        (1,000)
                                                                                    -------        -------
       Total shareholders' equity................................................    28,543         27,383
                                                                                    -------        -------
       Total liabilities and shareholders' equity................................   $42,826        $43,693
                                                                                    =======        =======

        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.,
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (all amounts in thousands, except per share amounts)

                                                                                For the                 For the
                                                                          three-month period       nine-month period
                                                                           ended September 30,     ended September 30,
                                                                          --------------------     -------------------
                                                                           1999          1998       1999         1998
                                                                           ----          ----       ----         ----

                                                                               (unaudited)             (unaudited)

Revenues, net..........................................................   $11,862       $9,756     $33,255     $27,927
Costs of services incurred on behalf of Network Sites:
     Employee compensation and related expenses........................     4,620        3,734      12,883      11,050
     Direct materials..................................................     1,785        1,153       4,091       3,359
     Occupancy costs...................................................       766          725       2,674       2,120
     Depreciation......................................................       402          343       1,011         976
     Other expenses....................................................     1,899        1,564       5,373       3,960
                                                                          -------       ------     -------     -------
       Total costs of services.........................................     9,472        7,519      26,032      21,465
                                                                          -------       ------     -------     -------
Network Sites' contribution............................................     2,390        2,237       7,223       6,462
General and administrative expenses....................................     1,611        1,385       4,504       3,856
Amortization of intangible assets......................................       274          234         779         681
Interest income........................................................       (46)         (24)        (88)        (45)
Interest expense.......................................................       121          126         382         306
                                                                          -------       ------     -------     -------
       Total other expenses............................................     1,960        1,721       5,577       4,798

Restructuring and other charges........................................       --           --          --        2,084
                                                                          -------       ------     -------     -------
Income (loss) from continuing operations before income taxes...........       430          516       1,646        (420)
Provision for income taxes.............................................        45           94         217         245
                                                                          -------       ------     -------     -------
Income (loss) from continuing operations...............................       385          422       1,429        (665)

Loss from actual and phase-out period operating losses of
     AWM Division......................................................       --            --         --          923
(Recapture) loss from disposal of AWM Division.........................       --          (350)        --        3,578
                                                                          -------       ------     -------     -------
Net income (loss)......................................................       385          772       1,429      (5,166)
Less: Dividends paid and/or accrued on Preferred Stock.................        33           33          99          99
                                                                          -------       ------     -------     -------
Net income (loss) applicable to Common Stock...........................   $   352      $   739     $ 1,330     $(5,265)
                                                                          =======      =======     =======     =======
Basic and diluted earnings (loss) per share of Common Stock:
     Continuing operations.............................................   $  0.07       $ 0.07     $  0.27     $ (0.15)
     Discontinued operations...........................................     --            0.07        --         (0.86)
                                                                          -------       ------     -------     -------
     Net earnings (loss)...............................................   $  0.07       $ 0.14     $  0.27     $ (1.01)
                                                                          =======       ======     =======     =======
Weighted average shares -- basic.......................................     4,863        5,343       4,910       5,226
                                                                          =======       ======     =======     =======
Weighted average shares -- diluted.....................................     4,981        5,405       5,002       5,226
                                                                          =======       ======     =======     =======


         See accompanying notes to the consolidated financial statements



                            INTEGRAMED AMERICA, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOW
                           (all amounts in thousands)
                                                                                               For the
                                                                                          nine-month period
                                                                                          ended September 30,
                                                                                          ------------------
                                                                                           1999        1998
                                                                                           ----        ----
                                                                                             (unaudited)
Cash flows from operating activities:
     Net income (loss)................................................................   $1,429     $(5,166)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
       Operating activities:
         Depreciation and amortization................................................    2,035       1,938
         Write-off of fixed and other assets..........................................       --       5,541
       Changes in assets and liabilities net of effects from acquired businesses --
        Decrease (increase) in assets:
         Patient accounts receivable..................................................      277      (2,733)
         Management fees receivable...................................................      352      (1,075)
         Other current assets.........................................................      567         199
         Other assets.................................................................       81        (111)
       Increase (decrease) in liabilities:
         Accounts payable.............................................................      (96)     (1,222)
         Accrued liabilities..........................................................     (131)       (343)
         Due to Medical Practices.....................................................     (492)        352
         Patient deposits.............................................................      350         878
                                                                                         ------      ------
Net cash provided by (used in) operating activities...................................    4,372      (1,742)
                                                                                         ------     -------
Cash flows (used in) provided by investing activities:
       Purchase of net liabilities of acquired businesses.............................       --         487
       Payment for exclusive management rights and acquired physician practices.......     (213)     (3,165)
       Purchase of fixed assets and leasehold improvements............................   (2,005)     (1,216)
       Proceeds from sale of fixed assets.............................................       --         135
                                                                                         ------      ------
Net cash used in investing activities.................................................   (2,218)     (3,759)
                                                                                         ------      ------
Cash flows provided by (used in) financing activities:
       Proceeds from issuance of Common Stock.........................................       --       5,500
       Used for stock issue costs.....................................................       --         (74)
       Proceeds from bank under Credit Facility.......................................       --       6,000
       Proceeds from IVP Pharmaceutical Care, Inc.....................................      150         --
       Principal repayments on debt...................................................   (1,780)     (2,833)
       Principal repayments under capital lease obligations...........................      (51)        (84)
       Repurchase of Common Stock.....................................................     (733)         --
       Dividends paid on Convertible Preferred Stock..................................      (99)         --
       Proceeds from exercise of Common Stock options.................................       --          99
                                                                                         ------      ------
Net cash (used in) provided by financing activities...................................   (2,513)      8,608
                                                                                         ------      ------
Net (decrease) increase in cash.......................................................     (359)      3,107
Cash at beginning of period...........................................................    4,241       1,930
                                                                                         ------      ------
Cash at end of period.................................................................   $3,882      $5,037
                                                                                         ======      ======
         See accompanying notes to the consolidated financial statements

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at September 30,1999, and the results of operations and cash flows for the interim periods presented. Operating results for the interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 -- EARNINGS PER SHARE:

     The calculation of the number of shares for basic and diluted EPS for the three and nine-month periods ended September 30, 1999 and 1998 is as follows (000's omitted):

                                                           For the                For the
                                                         three-month             nine-month
                                                        period ended            period ended
                                                        September 30,           September 30,
                                                        -------------           -------------
                                                        1999     1998           1999     1998
                                                        ----     ----           ----     ----
                                                         (unaudited)             (unaudited)

Weighted average shares outstanding................... 4,863     5,343         4,910     5,226
Effect of dilutive options and warrants...............   118        62            92        --
                                                       -----     -----         -----     -----
Weighted average shares and dilutive potential
    common shares..................................... 4,981     5,405         5,002     5,226
                                                       =====     =====         =====     =====

     Income (loss) from continuing operations was the same for both basic and diluted calculations for all periods presented.

     The company determines earnings (loss) per share in accordance with Financial Accounting Standards No. 128, "Earnings Per Share," which the Company adopted in December 1997. All historical earnings (loss) per share have been presented in accordance with FAS 128.

     For the three and nine-month periods ending September 30, 1999 and 1998, the following approximate amounts of common stock from their assumed conversion were excluded in computing the diluted per share amounts as they were antidilutive.

                    For the three-month period ended September 30,      For the nine-month period ended September 30,
                    ----------------------------------------------      ---------------------------------------------
                     Exercise                Exercise                    Exercise                Exercise
                    Price Range   1999      Price Range    1998         Price Range    1999     Price Range    1998
                    -----------   ----      -----------    ----         -----------    ----     -----------    ----

Options...........  $4.00-$5.00  403,000    $4.00-$4.12  350,000        $4.00-$5.00   429,000   $4.00-$4.12   350,000
Warrants..........  $4.94-$8.54   75,000    $4.94-$7.20   78,250        $4.94-$8.54    75,000   $4.94-$7.20    78,250
Preferred Stock...      --       133,000        --       523,000            --        133,000       --        523,000


                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 3 -- MANAGEMENT AGREEMENT:

     In April 1999, the Company formed a new wholly owned subsidiary, IntegraMed Pharmaceutical Services, Inc. ("IPSI"). IPSI is a licensed pharmacy based in Carrolton, Texas. The primary business of IPSI is the retail distribution of infertility related pharmaceuticals and products to the Reproductive Science Centers. IPSI was formed in conjunction with IVP Pharmaceutical Care, Inc., a licensed pharmacy specializing in dispensing pharmaceutical products, which will provide certain management services to IPSI.

     Effective May 1, 1999, the Company entered into a new management agreement with the Medical Practice at the Reproductive Science Associates Network Site located in Kansas City, Missouri. Under this new agreement, the Company may enter into management agreements with other medical practices, offering them use of the Network Site medical offices and space. The Company did not pay a right to manage fee in connection with this agreement, rather, the management right payable of $213,000 to the Kansas City medical Practice was netted against the management fee receivable (from the Practice). This transaction yielded a net receivable due to the Company of $835,000. The Company recognizes this receivable as a further investment by the Company in the Kansas City Medical Practice, and has reclassed $835,000 from management fees receivable to intangible assets in the accompanying Consolidated Balance Sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

     The following table shows the percentage of net revenue represented by various expense and other income items reflected in the Company's Consolidated Statement of Operations.

                                                                      For the             For the
                                                                     three-month         nine-month
                                                                    period ended        period ended
                                                                    September 30,       September 30,
                                                                    -------------       -------------
                                                                    1999     1998       1999     1998
                                                                    ----     ----       ----     ----
                                                                     (unaudited)         (unaudited)

Revenues, net...................................................   100.0%    100.0%    100.0%    100.0%
Costs of services incurred on behalf of Network Sites:
   Employee compensation and related expenses...................    39.0%     38.4%     38.8%     39.6%
   Direct materials.............................................    15.0%     11.8%     12.3%     12.0%
   Occupancy costs..............................................     6.5%      7.4%      8.0%      7.6%
   Depreciation.................................................     3.4%      3.5%      3.0%      3.5%
   Other expenses...............................................    16.0%     16.0%     16.2%     14.2%
                                                                    ----      ----      ----      ----
      Total costs of services...................................    79.9%     77.1%     78.3%     76.9%
Network Sites' contribution.....................................    20.1%     22.9%     21.7%     23.1%
General and administrative expenses.............................    13.6%     14.1%     13.7%     13.9%
Amortization of intangible assets...............................     2.3%      2.4%      2.3%      2.4%
Interest income.................................................    (0.4)%    (0.2)%    (0.3)%    (0.2)%
Interest expense................................................     1.0%      1.3%      1.1%      1.1%
                                                                    ----      ----      ----      ----
   Total other expenses.........................................    16.5%     17.6%     16.8%     17.2%
                                                                    ----      ----      ----      ----
Restructuring and other charges.................................     0.0%      0.0%      0.0%      7.5%
Income (loss) from continuing operations before income taxes....     3.6%      5.3%      4.9%     (1.5)%
Provision for income taxes......................................     0.4%      1.0%      0.6%      0.9%
                                                                    ----      ----      ----      ----
Income (loss) from continuing operations........................     3.2%      4.3%      4.3%     (2.4)%
Recapture (loss) from discontinued operations...................     0.0%      3.6%      0.0%    (16.1)%
                                                                    ----      ----      ----      ----
Net income (loss)...............................................     3.2%      7.9%      4.3%    (18.5)%
                                                                    ====      ====      ====      ====

   Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Revenues for the third quarter ended September 30, 1999 were approximately 22% greater than the same period in 1998. Major Network Site contributors were Fertility Centers of Illinois, Shady Grove Fertility Centers, and RSC of Boston, each of which comprised more than 10% of total Company revenue. Management fees and reimbursed cost of services derived from network revenues at these sites increased 21%, 29% and 13%, respectively. Increases in patient volume were the primary cause of the Network Site revenue increases. IntegraMed Pharmaceutical Services, which was launched in the second quarter of 1999, accounted for $812,000, or 7%, of third quarter revenue.

     Total costs of services were 79.9% of revenues in the third quarter of 1999, compared to 77.1% in the third quarter of 1998. Employee compensation and related expenses increased slightly, primarily due to increased levels of compensation and new hires. Direct materials increased as a percentage of revenues, primarily due to the cost of products sold at IntegraMed Pharmaceutical Services.

     Network Sites' contribution reflects an increase of 7% for the third quarter of 1999 compared to the third quarter of 1998. Increases in patient billings were the primary reason for this increase. As a percentage of revenue, Network Sites' contribution decreased for the third quarter of 1999 as compared to the third quarter of 1998, principally due to the activation of clauses in certain management contracts which decrease management fees payable to the Company as Network Site contribution increases. These clauses are designed to reward the participating physicians for increased practice growth. In addition, margins at the Company's pharmaceutical venture are, as anticipated, significantly lower than those of our core business.

     General and administrative expenses for the third quarter of 1999 were approximately 16% higher than the third quarter of 1998. The increase was largely due to staffing, consulting, and other cost increases related to the development, implementation and maintenance of the Company's proprietary ARTWorks suite of fertility care information systems.

     Net interest expense decreased in the third quarter ended September 30, 1999 due to reductions in short and long-term debt.

     The provision for income taxes is primarily related to state taxes as the Company has utilized available net operating loss carryforwards to eliminate any Federal tax provision. The provision for income taxes decreased 52% in the third quarter of 1999 compared to the third quarter of 1998 due to a change in effective tax rates as a result of tax planning initiatives.

     In late September 1999, the Company was informed by a hospital, with which it has a contract that generates a significant amount of revenue and Network Site contribution, that three of the associated practice physicians had resigned and established their own practice. The hospital is aggressively recruiting replacement physicians. While the ultimate impact of these events cannot be determined, it is likely that there will be a negative effect on revenues and net earnings of the fourth quarter of 1999 and the first quarter of 2000.

   Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Revenues increased 19% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. Major Network Site contributors were Fertility Centers of Illinois, Shady Grove Fertility Centers, and RSC of Boston, each of which comprised more than 10% of total Company revenue. Management fees and reimbursed costs derived from network revenues at these sites increased 19%, 67% and 19%, respectively. Increases in patient volume were the primary cause of the Network Site revenue increases at the Fertility Center of Illinois and the RSC of Boston. Shady Grove results include only six months of activity for the nine months ended September 30, 1998 as its management contract with the Company was signed in March 1998. IntegraMed Pharmaceutical Services, which was launched in the second quarter of 1999, accounted for $925,000, or 3%, of revenue for the nine months ended September 30, 1999. Revenue increases were partially offset by the loss of $2.2 million in revenues related to terminated management agreements.

     For the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, total costs of services as a percentage of revenues increased to 78.3% from 76.9%. Employee compensation and related expenses declined as a percentage of revenue but increased in total by 17% due to increased levels of compensation and new hires at the clinical level which were related to volume. Other expenses as a percentage of revenue increased from 14.2% to 16.2% and in total by 36%. This was principally due to increases in consulting and information system expenses for the first three quarters of 1999, as well as increases in bad debt provisions and management fees related to the pharmaceutical venture. Direct materials, occupancy costs and depreciation remained relatively constant as a percentage of revenues. Direct materials increased 22% in total primarily due to the cost of products sold at IntegraMed Pharmaceutical Services. Occupancy costs increased 26% in total due to Shady Grove's relocation to a newly constructed facility. The above cost increases were partially offset by the elimination of approximately $3.0 million of costs related to the terminated management agreements.

     General and administrative expenses for the nine months ended September 30, 1999 declined slightly as a percentage of revenue but in total were approximately 17% higher than for the nine months ended September 30, 1998. The increase was largely due to staffing, consulting, and other cost increases related to the development, implementation and maintenance of the Company's proprietary ARTWorks suite of fertility care information systems.

     The provision for income taxes is primarily related to state taxes as the Company has utilized available net operating loss carryforwards to eliminate any Federal tax provision. The provision for income taxes decreased 11% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 due to a change in effective tax rates as a result of tax planning initiatives.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through sales of equity securities. More recently, the Company used bank resources to finance working capital and acquisitions. The Company anticipates that its acquisition strategy will continue to require substantial capital investment. In order to effect future acquisitions, the Company may pursue a course of equity or debt financing, or may choose to utilize its existing $9 million bank line of credit. Capital is needed not only for additional acquisitions, but also for the effective integration, operation and expansion of the Company's existing Network Sites.

     As of September 30, 1999, the Company had working capital of approximately $6.7 million, compared to $7.7 million at December 31, 1998. The net decrease in working capital was primarily due to fixed asset and leasehold improvement purchases of $2,005,000, the repurchase of 170,600 shares of the Company's Common Stock for an aggregate purchase price of $733,000 and the $773,000 reduction in long-term debt. These outflows were partially offset by inflows from patient and management fee receivables.

     In November 1999, the Board of Directors of the Company authorized the repurchase of up to an additional $2,000,000 of the Company's Common Stock, from time to time, at fair market value, on the open market or through privately negotiated transactions.

Year 2000 Issue

     The Company's management has recognized the importance that its operations and relationships with its vendors and other third parties not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond ("Y2K"). As such, the Company has appointed a Y2K Task Force to identify and assess the risks associated with its information systems and operations, and its interactions with vendors and third-party insurance payors ("the Y2K Project"). The Y2K Project is comprised of five phases as follows: 1) identification of risks, 2) assessment of risks, 3) development of remediation and contingency plans, 4) implementation, and 5) testing. The Company has identified and assessed the Y2K risks. The Company is currently working on the last three phases of the Y2K Project.

     The Company believes that the Y2K risks associated with its information systems and certain medical equipment may be potentially significant. In nearly all cases, the Company is relying on assurances from third party vendors that certain information systems and medical equipment will be Y2K compliant. In addition, in the normal course of business, the Company has made capital investments in certain vendor supplied software applications and hardware systems to address the financial and operational needs of its business. These systems, which will improve the efficiencies and productivity of the replaced systems, have been represented to be Y2K compliant by the vendors and have been installed as of November 1999. The Company has tested, such vendor supplied systems and equipment, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory manner.

     The Company is also highly dependent upon receiving payments from third party payors for insurance reimbursement for claims submitted by the managed Medical Practices, and as such, the ability of such payors to process claims submitted by Medical Practices accurately and timely, constitutes a significant risk to the Company's cash flow. The Corporate Office has been in communication with these payors throughout the country to ensure that these payors will be Y2K compliant and will be able to process the Medical Practices' claims uninterrupted. The network sites will continue with "follow-ups" to this corporate initiated process where compliance is in question. In addition, the Company deals with numerous financial institutions, all of which have indicated that the Y2K compliance issue is being addressed proactively and should not present a problem on or after January 1, 2000.

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

     Management believes that the Company is taking reasonable and adequate measures to address Y2K issues. However, there can be no assurance that the Company's information systems, medical equipment and other non-information technology systems will be Y2K compliant on or before December 31, 1999, or that vendors and third-party insurance payors are, or will be, Y2K compliant, or that the costs required to address the Y2K issue will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

Forward Looking Statements

     This Form 10-Q and discussions and/or announcements made by or on behalf of the Company, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to the following factors: the Company's ability to acquire additional management agreements, including the Company's ability to raise additional debt and/or equity capital to finance future growth, the loss of significant management agreement(s), the profitability or lack thereof at Reproductive Science Centers managed by the Company, the Company's ability to transition sole practitioners to group practices, increases in overhead due to expansion, the exclusion of infertility and ART services from insurance coverage, government laws and regulations regarding health care, changes in managed care contracting, the timely development of and acceptance of new infertility, ART and/or genetic technologies and techniques and the risks relating to Y2K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.
                     None; no material developments in previously reported matters.

     Item 2.      Changes in Securities.
                     None.

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.
                     None.

     Item 5.      Other Information.

     Item 6.      Exhibits and Reports on Form 8-K.
                     (a)Exhibits
                            See Index to Exhibits on page 15.

                     (b)Reports on Form 8-K
                            None.

                                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INTEGRAMED AMERICA, INC.
                                         (Registrant)




Date:    November 15, 1999               By: /s/John W. Hlywak, Jr.
                                             -----------------------------------
                                             John W. Hlywak, Jr.
                                             Sr. Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                               Exhibit
------                               -------

10.88(b)  --    Management  Agreement between IntegraMed  America,  Inc. and MPD
                Medical Associates, P.C. dated July 1, 1999.

10.105(c) --    Amendment No. 3 to the Management  Agreement between  IntegraMed
                America,  Inc. and Shady Grove Reproductive Science Center, P.C.
                dated September 1, 1999.

10.113(b) --    Master Lease  Agreement  between Fleet Capital  Corporation  and
                IntegraMed America, Inc.

27        --    Financial Data Schedule