Form 10-K
period 1999-12-31
INTEGRAMED AMERICA INC
filed 2000-03-30
CIK 885988

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

                   For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CRF ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [X]

     Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $10.2 million on March 1, 2000 based on the closing sales price of the Common Stock on such date.

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding was approximately 4,329,598 on March 1, 2000.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     See Part III hereof with respect to incorporation by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 1999 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.


                                     PART I

ITEM 1.  Business

Company Overview

     IntegraMed America, Inc. (the "Company") offers products and services to patients, providers, payors and drug manufacturers in the infertility industry. The Company provides comprehensive Business Services (as defined under Business Services on page 5) to a nationwide network of Reproductive Science Centers, distributes pharmaceutical and treatment financing products to patients and conducts clinical research on behalf of pharmaceutical companies. There are currently six Business Services contracts (designated as "Reproductive Science Centers(R)") and one pharmaceutical subsidiary (IntegraMed Pharmaceutical Services, Inc). Each Reproductive Science Center consists of a location where the Company has a Business Services contract with either a physician practice or a hospital. The current Reproductive Science Center network comprises seventeen locations in seven states and the District of Columbia and forty physicians and Ph.D. scientists, including physicians and Ph.D. scientists employed and/or contracted by the Reproductive Science Centers, as well as, physicians who have arrangements to utilize the Company's facilities.

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

   Reproductive Medicine

     Reproductive medicine encompasses several medical disciplines that focus on male and female reproductive systems and processes. Within the field of reproductive medicine, there are several subspecialties, such as obstetrics and gynecology, infertility, and reproductive endocrinology. While there are many reasons why couples have difficulty conceiving, accurate identification of the cause of infertility can be time consuming, expensive and require access to specialized facilities and training. Most gynecologists do not have access to these resources and therefore bypass diagnostic testing. Instead, they often provide initial medical treatment of infertility, without extensive diagnosis, by prescribing a drug called clomiphene citrate, which helps to correct ovulatory problems. This treatment is fairly inexpensive and frequently resolves the problem. It is generally recommended that women receive this drug for three to six ovulatory cycles. If pregnancy has not occurred, referral should be made to an infertility specialist who can offer more advanced treatments. Infertility specialists are gynecologists who perform more sophisticated medical and surgical infertility treatments. Reproductive endocrinology refers to the diagnosis and treatment of all hormonal problems that lead to abnormal reproductive function or have an effect on the reproductive organs. Reproductive endocrinologists are physicians who have completed four years of residency training in obstetrics and gynecology and have at least two years of additional training in an approved subspecialty fellowship program.

     Conventional infertility services include diagnostic tests performed on the female, such as endometrial biopsy, laparoscopy/hysteroscopy examinations and hormone screens, and diagnostic tests performed on the male, such as semen analysis and tests for sperm antibodies. Depending on the results of the diagnostic tests performed, conventional treatment options may include, among others, fertility drug therapy, artificial insemination and infertility surgeries. These conventional infertility services are not classified as assisted reproductive technology ("ART") services. Current types of ART services include in vitro fertilization, gamete intrafallopian transfer, zygote intrafallopian transfer, tubal embryo transfer, frozen embryo transfer and donor egg programs. Current ART techniques used in connection with ART services include intracytoplasmic sperm injection, assisted hatching, cryopreservation of embryos and blastocyst culture and transfer.

     There are approximately 38,000 obstetrician/gynecologists in the United States. Approximately 1,500 of which concentrate on providing fertility services with no additional advanced training and 600 of which are reproductive endocrinologists. In addition, there are approximately 350 centers across the country that provide ART services. These centers are predominantly staffed by reproductive endocrinologists. Approximately one-third of the ART centers are hospital-based and two-thirds are physician office-based. As ART has become more sophisticated, predictable and less experimental, there has been a clear shift of services out of hospitals and into physician offices. The infertility services industry is, therefore, highly fragmented with a large number of providers operating in small practice settings. The result is an inability to access resources required to be optimally efficient.

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

     According to William M. Mercer/Foster-Higgins' National Survey of Employer-sponsored Health Plans/1995, approximately one quarter of all health plan sponsors with at least 10 employees provide some coverage for infertility treatment. Because patients seeking fertility treatment often have other gynecological symptoms, health plans may cover diagnostic and therapeutic expenses even when infertility is not a covered benefit. Currently, there are several states that mandate offering benefits of varying degrees for infertility services, including ART services. In some states, the mandate is limited to an obligation on the part of the payor to offer the benefit to employers. In Massachusetts, Rhode Island, Maryland, Arkansas, Illinois and Hawaii, the mandate requires coverage of conventional infertility services as well as ART services. In addition to payor driven initiatives to broaden coverage, several legislative initiatives are emerging as a driving force behind making fertility services more readily available. Currently, legislation requiring all health plans to provide coverage for diagnosis and treatment of infertility has been introduced in nine states and at the federal level in both the House of Representatives and the Senate. Finally, the 1998 Supreme Court Ruling that infertility is a major life activity covered under the Americans with Disability Act (the "ADA") led to an EEOC administrative ruling that a New York company discriminated against one of its employees by not providing insurance coverage for fertility services.

     ART services is the most rapidly growing segment of the infertility market. According to the Society of Assisted Reproductive Technology ("SART") approximately 10,000 ART procedures were performed in 1987. In 1997, the most recent year for which data is available, almost 61,000 ART procedures were performed. This represents an 18% compound annual growth rate. There is reason to believe that the market will continue to grow in the future: (i) the quality of ART treatments is increasing, making outcomes much more acceptable; (ii) improvements in embryo culture media and implantation rates are leading to the capability of reducing high order multiple pregnancies - one of the greatest risk factors of ART services; (iii) with improving pregnancy rates, the cost of treatment is decreasing thereby making high technology services more affordable;
(iv) new ART services that improve embryo quality and the likelihood of pregnancy, such as blastocyst culture and transfer, continue to emerge fueling an expansion of the industry; (v) the improving relationship between cost and quality is causing physicians to substitute more effective ART treatments for less effective conventional fertility services; (vi) public policy initiatives including legislative mandates for insurance coverage and the definition of reproduction as a major life activity covered by the ADA are producing a more favorable reimbursement climate; and (vii) demand for ART services is increasing through greater public awareness and acceptance of ART services.

     The market conditions producing business opportunities for the Company include: (i) the high level of specialized skills and technology required for comprehensive patient treatment; (ii) the capital-intensive nature of acquiring and maintaining state-of-the-art medical equipment, laboratory and clinical facilities; (iii) the need to develop and maintain specialized management information systems to meet the increasing demands of technological advances, patient monitoring and third-party payors; (iv) the need for seven-days-a-week service to respond to patient needs and to optimize the outcomes of patient treatments; (v) the high cost of treatment with inadequate insurance benefits in most markets, (vi) the high cost of pharmaceutical products requiring patient education and support and (vii) the rapid nature of new pharmaceutical and treatment developments requiring clinical trials to document efficacy.

Company Strategy

     The Company's strategy is to align information, technology and finance for the benefit of fertility patients, providers, payors and pharmaceutical manufacturers. The primary elements of the Company's strategy include: (i) selling additional Reproductive Science Center Business Services contracts; (ii) increasing revenues at Reproductive Science Centers; (iii) increasing sales of pharmaceutical products and services; (iv) expanding clinical research opportunities; (v) increasing treatment financing offerings to patients thereby making treatment more accessible to patients who otherwise would not be able to pursue therapy; (vi) establishing Internet-based access to patient-specific information on treatment process and outcomes; and (vii) pursuing other allied fertility-related product or service offerings that leverage the Company's installed base of operations.

   Selling Additional Reproductive Science Center Business Services Contracts

     The Company intends to further develop its nationwide network of Reproductive Science Centers by acquiring certain assets of and selling Business Services to leading physician group practices specializing in infertility and ART services. The Company will primarily focus its activities on larger group practices operating in major cities, as Reproductive Science Centers providing infertility and ART services require high fixed overhead, which sole practitioners have difficulty in supporting. The Company believes that a number of beneficial factors will contribute to the successful expansion of its network. These factors include: (i) the high quality reputation of the Company in providing Business Services in the areas of infertility and ART services;
(ii) the Company's expertise in assisting Reproductive Science Centers in increasing revenues and maintaining cost efficient operations; (iii) the Company's success in improving patient outcomes by providing support services to its Reproductive Science Centers; and (iv) the Company's affiliations and relationships with high quality physician groups with outstanding reputations and market position.

   Increasing Revenues at Reproductive Science Centers

     The Company expects to increase revenues derived under its Business Services contracts by : (i) Reproductive Science Centers merging with smaller infertility physician group practices; (ii) making available expanded laboratory and ART services at the Reproductive Science Centers which have previously been outsourced, thereby increasing revenues per patient; (iii) making available increased marketing and sales support to Reproductive Science Centers; and (iv) increasing the opportunity for participation of the Reproductive Science Centers in clinical trials of new drugs, medical devices and diagnostic technologies under development.

   Increasing Sales of Pharmaceutical Products and Services

     The Company will continue to expand the IntegraMed Pharmaceutical Services, Inc. subsidiary by: (i) providing Education Matters(TM) - a comprehensive patient educational support program to participating Reproductive Science Center patients; (ii) packaging products in the Cycle Kit(TM)- a unique packaging system that provides patients with all supplies and instructions for proper utilization of medication; (iii) minimizing cost to patients and payors by implementing Cycle Track(TM) - a fertility pharmaceutical case management system that dispenses only the required amount of medication for patients to complete their treatment; and (iv) implementing an aggressive marketing and sales program in cooperation with ivpcare, inc. (the major supplier of pharmaceuticals to IntegraMed Pharmaceutical Services, Inc.).

   Expanding Clinical Research Opportunities

     In 1999, the Company obtained commitments for initial funding from pharmaceutical manufacturers to establish the IntegraMed Research Institute (the "Research Institute"). The purpose of the Research Institute is to organize multi-center clinical research among the Reproductive Science Center network.
The Company believes it will expand its direct participation in clinical research trials by: (i) offering a more efficient clinical trial network that delivers results to pharmaceutical companies more quickly; (ii) offering access to a geographically diverse network of providers and patients; (iii) participating in the design of clinical trials with manufacturers and increasing value-added services to these sponsors; and (iv) marketing the availability of the Research Institute and affiliated Reproductive Science Centers to other manufacturers of pharmaceutical products and devices.

   Increasing Treatment Financing Offerings

     In 1999, the Company test marketed a treatment financing program with certain Reproductive Science Centers. The initial response from the program has encouraged management to make this program more widely available. The Company believes a well designed treatment financing program will help to expand the size of the market. The Company intends to (i) extend treatment financing to include pharmaceutical products as well as medical services and (ii) develop a program that allows the Company to participate directly in obtaining revenues from arranging treatment financing.

   Developing Internet-Based Access to Personalized Health Information

     The Company will continue to develop and implement ARTWorks(TM), a suite of fertility care information systems customized for the Company's network of Reproductive Science Centers. ARTWorks currently comprises information technologies in four areas: (i) ARTWorks for Clinical Services is a clinician focused, patient centered system that provides access to the entire patient medical record, including diagnosis, treatment and outcome information; (ii) ARTWorks for Practice Management, as supplied by and pursuant to licenses from Medic Systems and Medic Vision, utilizes a network accessible "Master Patient Index" which tracks patient scheduling, registration, check-in/out, billing collections, referral management, and analysis reporting for the Reproductive Science Centers; (iii) ARTWorks for Sales and Marketing manages contacts and assists in developing an extensive database of prospects, clients, and tracking of events, including a package that manages calendars, communications, contact histories and direct mail programs; and (iv) ARTWorks for Customer Satisfaction is built on a standard mailed survey from which numerous analysis reports may be generated providing a highly effective tool for targeting service improvement opportunities.

     The Company plans to develop connections of its ARTWorks systems to the Internet allowing patients to view their own health information on secured, personalized web pages.

Business Services

     The Company provides comprehensive Business Services to support the Reproductive Science Centers. In particular, the Company provides: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment; (ii) access to capital;
(iii) marketing and sales; (iv) integrated information systems; (v) assistance in identifying best clinical practices; and (vi) access to technology.

     These services allow physicians to devote a greater portion of their efforts and time to meeting the medical needs of patients, which leads to improved outcomes and greater patient satisfaction at lower costs.

   Administrative Services

     The Company provides administrative services to the Reproductive Science Centers, including: (i) accounting and finance services, such as billing and collections, accounts payable, payroll, and financial reporting and planning;
(ii) recruiting, hiring, training and supervising all non-medical personnel; and
(iii)  purchasing  of  supplies,   pharmaceuticals,   equipment,   services  and
insurance.

     By providing the Reproductive Science Centers with access to centralized, rationalized resources, the Company enables physicians at the Reproductive Science Centers to achieve improved efficiencies and business outcomes.

   Access to Capital

     The Company provides the Reproductive Science Centers with a significant competitive advantage through immediate access to capital for expansion and growth. The Company also offers physician and hospital providers in its network rapid access to the latest technology and facilities in order for them to provide a full spectrum of services and compete effectively for patients in the marketplace. For example, the Company has built a new facility inclusive of an embryology laboratory for certain Reproductive Science Centers, thereby enabling them to expand their service offerings to include a number of services (including laboratory and ART services) which had previously been outsourced. In other cases, the Company has participated in the introduction of new laboratory techniques such as intracytoplasmic sperm injection ("ICSI") or blastocyst culture and has transferred the techniques to the Reproductive Science Centers. The Company believes that access to these facilities and technologies has improved the ability of the Reproductive Science Centers to offer comprehensive high quality services, expand the revenue base per patient, and compete effectively.

   Marketing and Sales

     The Company's marketing and sales department specializes in the development of sophisticated marketing and sales programs giving Reproductive Science Centers access to business-building techniques to facilitate growth and development. In today's highly competitive health care environment, marketing and sales are essential for the growth and success of physician practices. However, these marketing and sales efforts are often too expensive for many physician practice groups. Affiliation with the Company's network provides physicians access to significantly greater marketing and sales capabilities than would otherwise be available. The Company's marketing services focus on revenue and referral enhancement, relationships with local physicians, media and public relations and managed care contracting.

     The Company believes that participation in its network will assist Reproductive Science Centers in establishing contracts with managed care organizations. The Company believes that integrating infertility physicians with ART facilities produces a full service Reproductive Science Center that can compete more effectively for managed care contracts.

   Integrated Information System

     The Company is in the process of utilizing its established base of Reproductive Science Centers to develop a nationwide, integrated information system called ARTWorks to collect and analyze clinical, patient, financial and marketing data. The Company believes it will be able to use this data to control expenses, measure patient outcomes, improve patient care, develop and manage utilization rates and maximize reimbursements. The Company also believes this integrated information system will allow the Reproductive Science Centers to more effectively compete for and price managed care contracts, in large part because an information network can provide these managed care organizations with access to patient outcomes and cost data.

   Assistance in Identifying Best Clinical Practices

     The Company assists Reproductive Science Centers in identifying best clinical practices and implementing quality assurance and risk management programs in order to improve patient care and clinical outcomes. For example, the Company has instituted a Clinical Quality Improvement Program that focuses the physicians and laboratory technicians on the principal elements necessary to achieve successful outcomes and incorporates periodic quality review programs. The Company's structured Clinical Quality Improvement Program produces a distinctive competitive advantage in the marketplace for the Company's network of Reproductive Science Centers.

   Access to Technology

     By affiliating with the Company's network, Reproductive Science Centers gain access to advanced technologies, as well as diagnostic and clinical procedures. For example, through participation in clinical trials of new drugs under development for major pharmaceutical companies, Reproductive Science Centers have the opportunity to apply technologies developed in a research environment to the clinical setting. Additionally, participation in clinical trials gives Reproductive Science Centers preferential involvement in cutting edge therapies and provides these practices with an additional source of revenue.

The Reproductive Science Centers

     Each Reproductive Science Center consists of a location where the Company has a Business Services contract with a physician group ("Medical Practice") or hospital, which in turn employs and/or contracts with the physicians.

   Current Reproductive Science Centers

     The Company currently has a nationwide network consisting of six contracts and 17 locations in seven states and the District of Columbia and forty physicians and Ph.D. scientists, including physicians and Ph.D. scientists employed and/or contracted by the Medical Practices, as well as physicians who have arrangements to utilize the Company's facilities. The following table describes in detail each Reproductive Science Center:

                                                                               Number of          Initial
                                                                Number of   Physicians and   Business Services
        Reproductive Science Centers              State         Locations  Ph.D. Scientists    Contract Date
        ----------------------------              -----         ---------  ----------------    -------------

Reproductive Science Center of Boston........      MA               3              6            July 1988
Reproductive Science Associates..............      NY               2              3            June 1990
Institute of Reproductive Medicine and
   Science of Saint Barnabas Medical Center..      NJ               1              5            December 1991
Reproductive Science Center of the Bay Area
   Fertility and Gynecology Medical Group....      CA               1              6            January 1997
Fertility Centers of Illinois, S.C...........      IL               6             12            August 1997
Shady Grove Fertility Reproductive
   Science Centers...........................      MD, VA & DC      4              8            March 1998

   Recent Business Development

     In April 1999, the Company formed a new wholly-owned subsidiary, IntegraMed Pharmaceutical Services, Inc. ("IPSI"). IPSI is a licensed pharmacy based in Carrollton, Texas, whose primary business is the retail distribution of infertility-related pharmaceutical products to the Reproductive Science Centers. IPSI was formed in conjunction with ivpcare, inc., a licensed pharmacy specializing in dispensing pharmaceutical products, which provides certain management services to IPSI.

     Effective February 29, 2000, the Company ceased providing Business Services to its Kansas City Reproductive Science Center. As of December 31, 1999, the Company had established a reserve which it feels will adequately cover all termination costs to be incurred in 2000. The Company does not believe that the termination of this contract will have a material impact on the results of operations.

     The Company is evaluating and is engaged in discussions regarding to several potential new Business Services contracts, establishment of an Internet product line, expanding its treatment financing product line, and establishing a diagnostic testing product line. However, the Company has no agreements relating to any of these new business opportunities and there can be no assurance that any definitive agreements will be entered into by the Company or that any additional products or services will be launched.

Clinical and Medical Services

     The Reproductive Science Centers offer conventional infertility and ART services and either have, or subcontract with, a state-of-the-art laboratory providing the necessary diagnostic and therapeutic services. Multi-disciplinary teams help infertile couples identify and address distinct physical, emotional, psychological and financial issues related to infertility. Following a consultation session, a patient couple is advised as to the treatment that has the greatest probability of success in light of the couple's specific infertility problem. At this point, a couple may undergo conventional infertility treatment or, if appropriate, may directly undergo ART treatment.

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

     Current  types of ART  services  include  in vitro  fertilization  ("IVF"), gamete intrafallopian transfer ("GIFT"), zygote intrafallopian transfer ("ZIFT"), tubal embryo transfer ("TET"), frozen embryo transfer ("FET") and donor egg and sperm programs. IVF is performed by combining an egg and sperm in a laboratory and, if fertilization is successful, transferring the resulting embryo into the woman's uterus. GIFT is performed by inserting an egg and sperm directly into a woman's fallopian tube with a resulting embryo floating into the uterus. ZIFT and TET are procedures in which an egg is fertilized in the laboratory and the resulting embryo is then transferred to the woman's fallopian tube. ZIFT and TET are identical except for the timing of the transfer of the embryo. FET is a procedure whereby previously harvested embryos are transferred to the woman's uterus. Women who are unable to produce eggs but who otherwise have normal reproductive systems can use the donor egg program in which a donor is recruited to provide eggs for fertilization that are transferred to the recipient woman. Current techniques used in connection with ART services include intracytoplasmic sperm injection, assisted hatching, cryopreservation of embryos and blastocyst culture and transfer.

   Council of Physicians and Scientists

     The Company's Council of Physicians and Scientists (the "Council") was established in 1996 to bring together Reproductive Science Center thought leaders in reproductive medicine and embryology to promote a high quality clinical environment in all Reproductive Science Centers. The Council meets twice each year and teleconferences monthly on topics related to improving infertility treatment and diagnosis. The Council publishes its recommendations and Company staff follow up on implementing Council recommendations.

     The Council recently added oversight of the Company's Research Institute to its duties. As part of this oversight function, the Council peer reviews applications from Reproductive Science Centers for research support by the Research Institute, ensures compliance with Institutional Review Board guidelines for clinical research involving human subjects and hosts an annual meeting of Reproductive Science Center and affiliate physicians and scientists to review research progress and related subjects.

   Laboratory Services

     All of the Reproductive Science Centers either have, or subcontract with, a state-of-the-art laboratory for the physicians to perform diagnostic endocrine and andrology laboratory tests on patients receiving infertility and ART services. Endocrine tests assess female hormone levels in blood samples, while andrology tests analyze semen samples. These tests are often used by the physician to determine an appropriate treatment plan. In addition, the majority of the Reproductive Science Centers generate additional revenue by providing such endocrine and andrology laboratory tests for non-affiliated physicians in the geographic area.

Establishing Reproductive Science Centers

     In establishing a Reproductive Science Center, the Company typically: (i) acquires certain assets of a Medical Practice; (ii) enters into a long-term services agreement with the Medical Practice under which the Company provides comprehensive Business Services to the Medical Practice; and (iii) assumes the principal administrative and financial functions of the Medical Practice. In addition, the Company typically requires (a) that the Medical Practice enter into long-term employment agreements containing non-compete provisions with the affiliated physicians and (b) that each of the physician shareholders of the Medical Practice enter into a personal responsibility agreement with the Company. Typically, the Medical Practice contracting with the Company is a professional corporation of which certain of, or all of, the physicians are the shareholders.

   Business Services Contracts

     Typically, the Business Services Contracts obligate the Company to pay a fixed sum for the exclusive right to service the Medical Practice, a portion or all of which is paid at the contract signing with any balance to be paid in future annual installments. The agreements are typically for terms of ten to 25 years and are generally subject to termination due to insolvency, bankruptcy or material breach of contract. Generally, no shareholder of the Medical Practice may assign his interest in the Medical Practice without the Company's prior written consent.

     The Business Services contracts provide that all patient medical care at a Reproductive Science Center is to be provided by the physicians of the Medical Practice and that the Company generally is responsible for providing defined Business Services to the Reproductive Science Center. The Company provides the equipment, facilities and support necessary to operate the Medical Practice and employs substantially all such other non-physician personnel as are necessary to provide technical, consultative and administrative support for the patient services at the Reproductive Science Center. Under certain agreements, the Company is committed to provide a clinical laboratory. Under the agreements, the Company may also advance funds to the Medical Practice to provide new services, utilize new technologies, fund projects, purchase the net accounts receivable, provide working capital or fund mergers with other physicians or physician groups.

     Under four agreements (five at December 31, 1999), the Company receives as compensation for its services a three-part fee comprised of: (i) a fixed or variable percentage of net revenues generally up to 6%; (ii) reimbursed costs of services (costs incurred in providing services to a Medical Practice and any costs paid on behalf of the Medical Practice); and (iii) a fixed percentage of earnings after the initial service fees which is currently generally equal to up to 20%, or a variable percentage of net revenues generally ranging from 4.5% to 10.5%.

     As compensation for its services to the Reproductive Science Associates of New York, the Company receives a fixed fee (currently equal to $570,000 per annum), plus reimbursed costs of services.

     One of the Company's Reproductive Science Centers is affiliated with a medical center. Under this agreement, the Company primarily provides endocrine testing, administrative and finance services for a fixed percentage of receipts, equal to 15% of net receipts, and reimbursed costs of services.

     The Company reports all fees as "Revenues, net." Direct costs incurred by the Company in performing its services and costs incurred on behalf of the Reproductive Science Centers are recorded in "Operating expenses incurred on behalf of Reproductive Science Centers". The physicians receive as compensation all remaining earnings after payment of the Company's compensation.

   Physician Employment Agreements

     Employment agreements between the Reproductive Science Centers and physicians generally provide for an initial term ranging from three to five years. The term may be automatically renewed at successive intervals unless the physician or the Medical Practice elects not to renew or such agreement is otherwise terminated for cause or the death or disability of a physician. The physicians are paid based upon either the number of procedures performed or other negotiated formulas agreed upon between the physicians and the Reproductive Science Centers, and the Reproductive Science Centers provide the physicians with health, death and disability insurance and other benefits. The Reproductive Science Centers are obligated to obtain and maintain professional liability insurance coverage, procured on behalf of the physicians. Pursuant to the employment agreements, the physicians agree not to compete with the Reproductive Science Centers with whom they have contracted during the term of the agreement and for a certain period following the termination of such employment agreement. In addition, the agreements contain customary confidentiality provisions.

   Personal Responsibility Agreements

     Commencing with Business Services agreements dated 1997 to the present day, the Company entered into a Personal Responsibility Agreement with each of the physician shareholders of the Medical Practice. The Agreement protects the Company's investments in the event the physician ceases to practice medicine at the Reproductive Science Center during the first five years of the related contract (except as a result of death or permanent disability). The Agreement obligates the physician to repay a ratable portion of the fee paid by the Company to the physician for the exclusive rights to service the practice. The Agreement also contains covenants for the physician not to compete with the Company during the term of his or her employment agreement with the Medical Practice and for a specified period thereafter.

   Affiliate Care/Satellite Service Agreements

     Reproductive Science Centers may also have affiliate care agreements and satellite service agreements with physicians who are not employed by the Reproductive Science Centers. Under an affiliate care agreement, the Medical Practice contracts with a physician to provide certain services for the Medical Practice's patients, such as endocrine/ultrasound monitoring, or ART services.

Reliance on Third-Party Vendors

     The Reproductive Science Centers, IntegraMed Pharmaceutical Services, as well as all other medical providers who deliver services requiring fertility medication, are dependent on three third-party vendors that produce such medications (including but not limited to: Lupron, Follistim, Repronex, GonalF and Pregnyl) that are vital to treating infertility and ART services. Should any of these vendors experience a supply shortage, it may have an adverse impact on the operations of the Reproductive Science Centers. To date, the Reproductive Science Centers have not experienced any such adverse impacts.

Competition

     The business of providing health care services is intensely competitive, as is the health care services management industry, and each strives to find the most cost-effective method of providing quality health care. The Company experiences competitive pressures for additional Business Services contracts. Although the Company focuses on Reproductive Science Centers that provide infertility and ART services, it competes for contracts with other health care services and management companies, including those focused on infertility and ART services, as well as hospitals and hospital-sponsored management services organizations. If federal or state governments enact laws that attract other health care providers to the managed care market, the Company may encounter increased competition from other institutions seeking to increase their presence in the managed care market and which have substantially greater resources than the Company. There is no assurance that the Company will be able to compete effectively with its current competitors. Nor is there assurance that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets and Business Services rights of Reproductive Science Centers on terms beneficial to the Company.

     The infertility industry is highly competitive and characterized by technological improvements. New ART services and techniques may be developed that may render obsolete the ART services and techniques currently employed at the Reproductive Science Centers. Competition in the areas of infertility and ART services is largely based on pregnancy rates and other patient outcomes. Accordingly, the ability of a Medical Practice to compete is largely dependent on its ability to achieve adequate pregnancy rates and patient satisfaction levels.

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

Government Regulation

     As a participant in the health care industry, the Company's operations and its relationships with the Reproductive Science Centers are subject to extensive and increasing regulation by various governmental entities at the federal, state and local levels. These include, but are not limited to, Federal and State Anti-Kickback Laws, Federal and State Self-Referral Laws, False Claim Laws, Federal and State Controlled Substances laws and regulations and Anti-Trust Laws. The Company believes its operations and those of the Reproductive Science Centers are in material compliance with applicable health care laws.
Nevertheless, the laws and regulations in this area are extremely complex and subject to changing interpretation and many aspects of the Company's business and business opportunities have not been the subject of federal or state regulatory review or interpretation. Accordingly, there is no assurance that the Company's operations have been in compliance at all times with all such laws and regulations. In addition, there is no assurance that a court or regulatory authority will not determine that the Company's past, current or future operations violate applicable laws or regulations. If the Company's interpretation of the relevant laws and regulations is inaccurate, there could be a material adverse effect on the Company's business, financial condition and operating results. There can be no assurance that such laws will be interpreted in a manner consistent with the Company's practices. There can be no assurance that a review of the Company or the Reproductive Science Centers by courts or regulatory authorities will not result in a determination that would require the Company or the Reproductive Science Centers to change their practices. There also can be no assurance that the health care regulatory environment will not change so as to restrict the Company's or the Reproductive Science Centers' existing operations or their expansions. Any significant restructuring or restriction could have a material adverse effect on the Company's business, financial condition and operating results.

     Corporate Medical Practice Laws. The Company's operations may be subject to state laws relating to corporations practicing medicine. State laws may prohibit corporations other than medical professional corporations or associations from practicing medicine or exercising control over physicians, and may prohibit physicians from practicing medicine in partnership with, or as employees of, any person not licensed to practice medicine. Furthermore, operations in New York, California, Maryland and Illinois may be subject to fee-splitting prohibitions. State law may also prohibit a corporation other than professional corporations or associations (or, in some states, limited liability companies) from acquiring the goodwill of a medical practice. The Company believes its operations are in material compliance with applicable state laws relating to the corporate practice of medicine. The Company performs only non-medical administrative services, and in certain circumstances, clinical laboratory services. The Company does not represent to the public that it offers medical services. In each state, the Medical Practice is the sole employer of the physicians, and the Medical Practice retains the full authority to direct the medical, professional and ethical aspects of its medical practice. However, although the Company believes its operations are in material compliance with applicable state corporate practice of medicine laws, the laws and their interpretations vary from state to state, and are enforced by regulatory authorities who have broad discretionary authority. There can be no assurance that these laws will be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on the Company's business, financial condition and operating results.

Liability and Insurance

     Providing health care services entails a substantial risk of potential medical malpractice and similar claims. The Company does not itself engage in the practice of medicine or assume responsibility for compliance with regulatory requirements directly applicable to physicians, and therefore requires associated Reproductive Science Centers to maintain medical malpractice insurance. In general, the Company has established a program that provides the Reproductive Science Centers with such required insurance. However, in the event that services provided at the Reproductive Science Centers or any affiliated Medical Practice are alleged to have resulted in injury or other adverse effects, the Company is likely to be named as a party in a legal proceeding.

     Although the Company currently maintains liability insurance that it believes is adequate in risk and amount, successful malpractice claims could exceed the limits of the Company's insurance and could have a material adverse effect on the Company's business. Moreover, there is no assurance that the Company will be able to obtain such insurance on commercially reasonable terms in the future or that any such insurance will provide adequate coverage against potential claims. In addition, a malpractice claim asserted against the Company could be costly to defend, could consume management resources and could adversely affect the Company's reputation and business, regardless of the merit or eventual outcome of such claim. In addition, in connection with the asset acquisition of certain Reproductive Science Centers, the Company may assume some of the Medical Practice's stated liabilities. Therefore, an entity may assert claims against the Company for events related to the Medical Practice prior to its acquisition. The Company maintains insurance coverage related to those risks that it believes is adequate as to the risks and amounts, although there is no assurance that any successful claims will not exceed applicable policy limits.

     There are inherent risks specific to the provision of ART services. For example, the long-term effects of the administration of fertility medication, integral to most infertility and ART services, on women and their children are of concern to certain physicians and others who fear the medication may prove to be carcinogenic or cause other medical problems. Currently, fertility medication is critical to most ART services and a ban by the United States Food and Drug Administration or any limitation on its use would have a material adverse effect on the Company. Furthermore, ART services increase the likelihood of multiple births, which are often premature and may result in increased costs and complications.

Employees

     As of March 1, 2000, the Company had 480 employees. 452 are employed at the Reproductive Science Centers, 28 are employed at the Company's headquarters, including 6 who are executive management. Of the Company's employees, 194 persons at the Reproductive Science Centers and 2 at the Company's headquarters are employed on a part-time basis. The Company is not party to any collective bargaining agreement and believes its employee relationships are good.

ITEM  2. Properties

     The Company's headquarters and executive offices are in Purchase, New York, where it occupies approximately 8,000 square feet under a lease expiring April 14, 2005 at a monthly rental ranging from $15,714 to $20,000.

     The Company leases, subleases, and/or occupies, pursuant to its Business Services agreements, each Reproductive Science Center location from third-party landlords. Costs associated with these agreements are included in "Cost of services rendered" and are reimbursed to the Company as part of its fee; reimbursed costs are included in "Revenues, net".

     The Company believes its executive offices and the space occupied by the Reproductive Science Centers are adequate.

ITEM  3. Legal Proceedings

     On October 1998, W.F. Howard, M.D., P.A., filed a lawsuit against the Company in the District Court of Denton County, Texas, seeking to rescind the agreement related to the Dallas Reproductive Science Center, or obtain damages, on the basis that its practice has not realized the degree of growth or increases as allegedly projected by the Company. The Complaint asserts alleged breaches of contract, fiduciary duties and warranties, as well as a claim under the Texas Deceptive Trade Practices Act, and claims lost profit damages as well as an exemplary award under statute. The Company believes that this Complaint is without merit, denies the allegations, and is vigorously defending its position. The matter, which is being defended by counsel appointed by the Company's insurance carrier, is currently in arbitration. In the Company's view, even an unfavorable outcome will not have a material adverse effect on the financial position, results of operations or the cash flows of the Company.

     The Company previously reported a lawsuit captioned Karlin v. IVF America, et. al., originally instituted in New York Supreme Court, Westchester County. In December 1999, all aspects of the lawsuit were settled by the Company's insurer and, accordingly, the lawsuit has been dismissed.

     In July 1999, an action was filed in Middlesex Superior Court in Massachusetts, against the Company, the Reproductive Science Center of Boston (the "Center"), an independent genetic testing laboratory, and certain of their respective employees. The Complaint in this matter was served on the Company in March 2000. The action, filed by two former patients of the Center, arises out of plaintiffs' participation during 1996 in an experimental program of preimplanation genetic testing. The plaintiffs allege professional negligence and breach of contract/warranties resulting in the birth of their child who suffers from cystic fibrosis. Plaintiffs seek damages of an undisclosed amount. The Company's insurance carrier has appointed Massachusetts counsel to represent the Company in the matter who is investigating the allegations in cooperation with its co-defendant. The Company has been advised by counsel that while it is too early to comment on the likely course of the litigation, such counsel currently believes that by virtue of insurance coverage available to all the defendants, the suit is not likely to have a material adverse effect on the Company.

     In April 1999, Integra, Inc. filed with the United States Patent and Trademark Office ("USP&T") before the Trademark Trial and Appeal Board an opposition to the granting of the Company's trademark "INTEGRAMED AMERICA", claiming that the USP&T should deny registration of the Company's trademark. Integra, Inc. allegedly distributes outcome based managed care products, manuals, brochures, patient information and data forms for use in connection with managed behavioral healthcare consulting and research services under the mark "INTEGRA". Since the time of filing the opposition, counsel for the Company has engaged in discussions with Integra's counsel in an effort to resolve Integra's opposition, but no resolution has been reached with respect to the two trademarks. Discovery is currently underway in the matter. Counsel for the Company has advised the Company that in such Counsel opinion, the marks are not confusingly similar. While such counsel can offer no assurances with respect to the outcome of the opposition proceeding, such counsel believes that it is unlikely that the Company's trademark application will not be approved.

     There are other minor legal proceedings to which the Company is a party. In the Company's opinion, the claims asserted and the outcome of such proceedings will not have a material adverse effect on the financial position, results of operations or the cash flows of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has been traded on The NASDAQ National Market under the symbol "INMD" since the Company's formal name change in June 1996 and prior to the name change under the symbol "IVFA" since May 21, 1993. Prior thereto, the Company's Common Stock had been trading on the NASDAQ Small Cap Market since October 8, 1992. The following table sets forth the high and low sales price for the Common Stock, as reported on The NASDAQ National Market. The 1998 sales prices for the Common Stock reflect the Company's 1-for-4 reverse stock split effective November 17, 1998.


                                                 Common Stock
                                                High       Low
                                                ----       ---
         1998
         First Quarter.......................  $9.50     $5.38
         Second Quarter......................   9.00      4.75
         Third Quarter.......................   6.25      2.50
         Fourth Quarter......................   5.19      2.25

         1999
         First Quarter.......................  $6.38     $2.94
         Second Quarter......................   4.88      2.88
         Third Quarter.......................   5.50      3.63
         Fourth Quarter......................   4.25      2.31

      On February 29, 2000, there were approximately 245 holders of record of the Common Stock and approximately 1,122 beneficial owners of shares registered in nominee or street name.

      The Company currently anticipates that it will retain all available funds for use in the operation of its business and for potential acquisitions, and therefore, does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.

      Dividends on the Series A Cumulative Convertible Preferred Stock are payable at the rate of $0.20 per share quarterly on the fifteenth day of August, November, February and May. In May 1995, as a result of the Company's Board of Directors suspending four quarterly dividend payments, holders of the Convertible Preferred Stock became entitled to one vote per share of Convertible Preferred Stock on all matters submitted to a vote of stockholders, including election of directors; once in effect, such voting rights are not terminated by the payment of all accrued dividends. In October 1998, the Company paid the aggregate Convertible Preferred Stock dividend of $563,186 which had been in arrears. Currently, there are no Convertible Preferred Stock dividends in arrears.

      Unregistered shares of Common Stock and warrants were issued during 1997, 1998 and 1999 as described in the following paragraphs. All share and warrant amounts discussed below have been adjusted to reflect the Company's 1-for-4 reverse stock split.

      On January 7, 1997 the Company issued 83,333 shares of unregistered Common Stock to Bay Area Fertility and Medical Group, Inc. in connection with a Business Services agreement entered into on that date. Said shares had a market value of $500,000 at the time of issuance. On June 2, 1997 the Company issued 10,265 shares of unregistered Common Stock to MPD Medical Associates, P.C. in connection with a Business Services agreement entered into on that date. Said shares had a market value of $56,250 at the time of issuance. On June 6, 1997 the Company issued 36,364 shares of unregistered Common Stock to Reproductive Sciences Medical Group, Inc. in connection with a Business Services agreement entered into on that date. Said shares had a market value of $200,000 at the time of issuance. On August 19, 1997 the Company issued 252,366 shares of unregistered Common Stock to Fertility Centers of Illinois, S.C. in connection with a Business Services agreement entered into on that date. Said shares had a market value of $2.0 million at the time of issuance.

      On March 12, 1998 and January 5, 1999 the Company issued an aggregate of 166,355 shares of unregistered Common Stock to Shady Grove Fertility Centers, Inc. in connection with a Business Services agreement entered into on March 12, 1998. Said shares had a market value of $1.4 million at the time of issuance.

      On January 23, 1998 the Company issued unregistered warrants to entities affiliated with Morgan, Stanley Dean Witter to acquire an aggregate of 60,000 shares of Common Stock at par value per share in connection with such entities acquiring an aggregate of 808,822 unregistered shares of the Company's Common Stock on January 28, 1998 in a private offering for a consideration of $5.5 million. On March 5, 1998, April 6, 1998 and April 15, 1998 the Company issued unregistered warrants to the shareholder-physicians of the Fertility Centers of Illinois ("FCI"), Reproductive Science Center of the Bay Area ("Bay Area"), and Shady Grove Fertility Center ("Shady Grove"), respectively, to acquire an aggregate of 37,500 shares of Common Stock at an exercise price of $4.12 per share in consideration of extending the Company's agreements with each of FCI, Bay Area and Shady Grove from twenty to twenty-five years. The warrants expire five years from issuance. In November 1998, the Company issued unregistered warrants to certain physicians of the Medical Practice associated with the Reproductive Science Center of Boston ("RSC of Boston") to acquire an aggregate of 40,625 shares of Common Stock at an exercise price of $4.12 in consideration of extending the Company's agreement with the RSC of Boston from ten to twenty-five years. Twenty (20%) of the warrants vested immediately. The balance vests in annual 20% increments over a four-year period with the exercise price increasing annually by 20%.

      In January 1999, the Company issued unregistered warrants to acquire 5,000 shares of Common Stock at $5.125 per share to Robert Stillman, M.D. in connection with the Second Closing Date of the Shady Grove acquisition. On July 15, 1999 the Company issued unregistered warrants to VSII Shareholders Trust II to acquire an aggregate of 19,907 shares of Common Stock at an exercise price of $7.24 per share in connection with certain investment banking services rendered to the Company.

ITEM 6.  Selected Financial Data

      The following selected financial data are derived from the Company's consolidated financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data (1):

                                                                  Years ended December 31,
                                                -------------------------------------------------------------
                                                  1999         1998           1997           1996      1995
                                                --------     --------       --------       --------   -------
                                                            (in thousands, except per share amounts)

Revenues, net................................   $45,955       $38,590        $20,559      $14,906     $13,648
Costs of services rendered...................    36,556        29,778         14,940       11,610       9,986
                                                -------       -------        -------      -------     -------
Reproductive Science Centers' contribution...     9,399         8,812          5,619        3,296       3,662
General and administrative expenses..........     6,084         5,316          4,192        4,662       3,680
Total other expenses (income)
   (including income taxes)..................     2,997         1,643            632            8         (88)
Restructuring and other charges (2)..........        --         2,084             --           --          --
                                                -------       -------        -------      -------     -------
Income (loss) from continuing operations.....       318          (231)           795       (1,374)         70
Loss from operation and disposal of
   AWM Division (3)..........................        --         4,501            421          116          --
                                                -------       -------        -------      -------     -------
Net income (loss)............................       318        (4,732)           374       (1,490)         70
Less: Dividends paid and/or accrued on
   Preferred Stock...........................       133           133            133          133         600
                                                -------       -------        -------      -------     -------
Net income (loss) applicable to Common
   Stock (4).................................   $   185       $(4,865)       $   241      $(1,623)    $  (530)
                                                =======       =======        =======      =======     =======
Basic and diluted earnings (loss) per share
   of Common Stock (4):
   Continuing operations.....................   $  0.04       $ (0.07)       $  0.21      $ (0.79)    $ (0.35)
   Discontinued operations...................        --         (0.87)         (0.13)       (0.06)         --
                                                -------       -------        -------      -------     -------
   Net earnings (loss).......................   $  0.04       $ (0.94)       $  0.08      $ (0.85)    $ (0.35)
                                                =======       =======        =======      =======     =======

Weighted average shares-- basic..............     4,874         5,202          3,101        1,900       1,522
                                                =======       =======        =======      =======     =======
Weighted average shares-- diluted............     4,951         5,202          3,154        1,900       1,522
                                                =======       =======        =======      =======     =======

Balance Sheet Data:

                                                                         As of December 31,
                                                 ------------------------------------------------------------
                                                  1999         1998           1997          1996        1995
                                                 ------       ------         ------        ------      ------
                                                                          (in thousands)

Working capital (5)..........................    $5,705       $ 7,661        $ 4,082      $ 7,092     $10,024
Total assets (5).............................    40,815        43,693         36,101       20,850      18,271
Total indebtedness...........................     5,410         7,381          2,928        2,553       1,889
Accumulated deficit..........................   (25,230)      (25,548)       (20,816)     (21,190)    (19,700)
Shareholders' equity.........................    26,639        27,383         25,993       14,478      12,931

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

(4) Net loss per share in 1996 of $(0.85) excludes the effect of the Company's Second Conversion Offer related to Convertible Preferred Stock whereby the fair value of $4,265,000 of additional Common shares would have been deducted from earnings available to Common shareholders.

(5) Includes controlled assets of certain Medical Providers of $650,000 and $1,759,000 at December 31, 1996 and 1995, respectively .

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three years ended December 31, 1999. It should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto and other financial and operating information included in this Form 10-K.

Overview

     IntegraMed America, Inc. (the "Company") offers products and services to patients, providers, payors and drug manufacturers in the infertility industry. The Company provides comprehensive business services to a nationwide network of Reproductive Science Centers. There are currently six sites designated as Reproductive Science Centers and one pharmaceutical subsidiary (IntegraMed Pharmaceutical Services, Inc). Each Reproductive Science Center consists of a location or locations where the Company has a Business Services agreement with either a physician practice or a hospital. The current Reproductive Science Center Network comprises seventeen locations in seven states and the District of Columbia and forty physicians and Ph.D. scientists, including physicians and Ph.D. scientists employed and/or contracted by the Medical Practices, as well as, physicians who have arrangements to utilize the Company's facilities.

     The Company's strategy is to align information, technology and finance for the benefit of fertility patients, providers, payors and pharmaceutical manufacturers. The primary elements of the Company's strategy include: (i) selling additional Reproductive Science Center Business Service contracts; (ii) increasing revenues at Reproductive Science Centers; (iii) increasing sales of pharmaceutical products and services; (iv) expanding clinical research opportunities; (v) increasing treatment financing offerings to patients thereby making treatment more accessible to patients who otherwise would not be able to pursue therapy; (vi) establishing Internet-based access to patient-specific information on treatment process and outcomes; and (vii) pursuing other allied fertility-related product or service offerings that leverage the Company's installed base of operations.

     During the first quarter of 1998, the Company completed an equity private placement of $5.5 million with Morgan Stanley Venture Partners' affiliates.

      In September 1998, the Company obtained from Fleet Bank, N.A. a $13.0 million credit facility to fund acquisitions over approximately the next one to two years, to provide working capital, and to refinance its existing bank debt.

     During 1998, the Company recorded restructuring and other charges of approximately $2.1 million associated with its termination of its agreement with the Reproductive Science Center of Greater Philadelphia, a single-physician Reproductive Science Center, effective July 1, 1998, and exclusive right impairment losses related to two other single-physician Reproductive Science Centers. In addition, due to continued operating losses and the Company's decision to focus exclusively on fertility services, the Company sold the Adult Women's Medical Division ("AWM Division") operations effective September 1, 1998. In 1998, the Company recorded an aggregate charge of approximately $4.5 million related to the operating losses and the disposal of the AWM Division.

     During 1999, the Company accelerated amortization of the Right to Manage fees for the Kansas City and Dallas Reproductive Science Centers.

     The Medical Practices served by the Company are parties to managed care contracts. Approximately 71% and 67% of the Company's revenues, net for the years ended December 31, 1999 and 1998, respectively, were derived from revenues received by the Medical Practices from third-party payors. To date, the Company has not been negatively impacted by existing trends related to managed care contracts. As the Company's fees for servicing such Medical Practices are based on revenues and/or earnings of the respective Medical Practices, changes in managed care practices, including changes in covered procedures or reimbursement rates could adversely affect the Company's fees in the future.

Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statement of Operations for the years ended December 31, 1999, 1998 and 1997:

                                                                               1999           1998        1997
                                                                               ----           ----        ----
 Revenues, net.........................................................         100%          100%         100%
 Costs of services incurred on behalf of Reproductive Science Centers:
      Employee compensation and related expenses.......................        38.7%         38.3%        37.7%
      Direct materials.................................................        13.7%         12.6%         7.3%
      Occupancy costs..................................................         6.3%          7.3%         8.7%
      Depreciation.....................................................         3.1%          3.5%         3.9%
      Other expenses...................................................        17.8%         15.5%        15.1%
                                                                               ----          ----         ----
        Total costs of services........................................        79.6%         77.2%        72.7%
 Reproductive Science Centers' contribution............................        20.4%         22.8%        27.3%
 General and administrative expenses...................................        13.2%         13.8%        20.4%
 Amortization of intangible assets.....................................         5.2%          2.5%         2.8%
 Interest income.......................................................       (0.1)%        (0.2)%       (0.5)%
 Interest expense......................................................         0.9%          1.1%         0.3%
                                                                               ----          ----         ----
        Total other expenses...........................................        19.2%         17.2%        23.0%
 Restructuring and other charges.......................................          --           5.4%          --
 Income (loss) from continuing operations before income taxes..........         1.2%          0.3%         4.3%
 Provision for income taxes............................................         0.5%          0.9%         0.5%
 Income (loss) from continuing operations (a)..........................         0.7%        (0.6)%         3.8%
 Discontinued operations loss..........................................          --        (11.7)%       (2.0)%
 Net income (loss).....................................................         0.7%       (12.3)%         1.8%

(a) Excluding the effect of the restructuring and other charges in 1998, income from continuing operations, as a percentage of net revenues would have been 4.8% for the year ended December 31, 1998.

   Calendar Year 1999 Compared to Calendar Year 1998

     Revenues, net for 1999 were approximately $46.0 million as compared to approximately $38.6 million for 1998, an increase of $7.4 million or 19.1%. The increase in revenues was approximately 33% attributable to new Business Services agreements entered into during the second quarter of 1999 and 67% attributable to same market growth offset by losses of revenue due to terminated Business Services contracts. Same market growth was principally achieved via new service offerings, the expansion of ancillary services, and increases in patient volume. The aggregate increase in revenue was comprised of the following: (i) an approximate $4.3 million increase in reimbursed costs of services; and (ii) an approximate $600,000 increase in the Company's Business Services fees derived from the managed Medical Practices' net revenue and/or earnings, and (iii) $2.5 million from pharmaceutical sales.

     Total costs of services as a percentage of revenue increased by 2.4% to 79.6% in 1999 as compared to 77.2% in 1998. Employee compensation and related expenses, direct materials, depreciation and other expenses increased primarily due to factors attributed to increasing revenues. These factors include infrastructure expansion for various Reproductive Science Centers, including Shady Grove, Bay Area, and Boston.

     Reproductive Science Centers' contribution increased to $9.4 million in 1999 as compared to $8.8 million in 1998 due to the factors attributed to increasing revenues. The Reproductive Science Centers' contribution margin decreased to 20.4% of revenues in 1999 from 22.8% in 1998 primarily due to reimbursed services, which do not provide a margin, accounting for a higher percent of revenues and new service offerings with a lower contribution margin.

     General and administrative expenses for 1999 were approximately $6.1 million as compared to approximately $5.3 million in 1998, an increase of 14.5%, primarily due to increases in staffing, legal expenses, and expenses related to the implementation of the ARTWorks system.

     Amortization of intangible assets was $2.4 million in 1999 as compared to $1.0 million in 1998. The majority of this increase is attributed to a one-time charge of $1.35 million associated with accelerated amortization of Right to Manage fees of the Kansas City and Dallas Reproductive Science Centers.

     Interest income for 1999 decreased to $65,000 from $91,000 for 1998, due to a lower invested cash balance. Interest expense for 1999 decreased to $412,000 from $432,000 in 1998, primarily due to payoffs of notes payable to the physician practice at Shady Grove.

     The provision for income taxes is primarily related to state taxes as the Company has utilized available net operating loss carryforwards to eliminate any Federal tax provision. The provision for income taxes decreased 29.4% for the year ending December 31, 1999 as compared to 1998, due to a change in effective tax rates as a result of tax planning initiatives.

     Income from continuing operations, excluding restructuring and other charges, was approximately $300,000 in 1999 as compared to $1.9 million for 1998. The decrease was primarily due to the approximate $600,000 increase in Reproductive Science Center contribution and a $100,000 reduction in income tax expense, which was offset by an $800,000 increase in general and administrative expenses and a $1.4 million increase in amortization of intangible assets.

   Calendar Year 1998 Compared to Calendar Year 1997

     Revenues, net for 1998 were approximately $38.6 million as compared to approximately $20.6 million for 1997, an increase of $18.0 million, or 87.7%. The increase in revenues, excluding revenues related to the Philadelphia
Reproductive Science Center agreement which was terminated effective July 1, 1998 and including revenues related to the San Diego Reproductive Science Center agreement which was terminated effective September 1, 1998, was approximately 74.5% attributable to new Business Services agreements entered into during the first quarter of 1998 and the second and third quarter of 1997 and approximately 25.5% attributable to same market growth. Same market growth was principally achieved via new service offerings, the expansion of ancillary services, and increases in patient volume. The aggregate increase in revenue was comprised of the following: (i) an approximate $14.8 million increase in reimbursed costs of services; and (ii) an approximate $3.2 million increase in the Company's Business Services fees derived from the managed Medical Practices' net revenue and/or earnings.

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

     Reproductive Science Centers' contribution increased to $8.8 million in 1998 as compared to $5.6 million in 1997 due to the factors attributable to increasing revenues. The Reproductive Science Centers' contribution margin decreased to 22.8% of revenues, net in 1998 from 27.3% in 1997 primarily due to reimbursed services accounting for a higher percent of revenues.

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

     Amortization of intangible assets was $962,000 in 1998 as compared to $577,000 in 1997. This increase was attributable to the Company's acquisitions of new Business Services agreements in the first quarter of 1998 and the second and third quarters of 1997. This increase was partially offset by the elimination of amortization of exclusive rights associated with certain single physician Reproductive Science Centers. Impairment losses were recorded in the second quarter of 1998 to writeoff unamortized exclusive rights payments on these Reproductive Science Centers.

     Interest income for 1998 decreased to $91,000 from $109,000 for 1997, due to a lower invested cash balance. Interest expense for 1998 increased to $432,000 from $60,000 in 1997, due to increases in bank borrowings principally to finance working capital needs and in notes payable to Medical Providers for exclusive rights.

     The provision for income taxes, which primarily reflected various state income taxes, increased to $340,000 in 1998 from $104,000 in 1997 primarily due to the fact that the last of the New Jersey State net operating loss carryforwards were used in 1997 and to incremental state taxes related to the FCI and Shady Grove Reproductive Science Centers which were acquired in August 1997 and March 1998, respectively.

     Restructuring and other charges were approximately $2.1 million for 1998. Such charges included approximately $1.4 million associated with the Company's termination of its agreement with the Reproductive Science Center of Greater Philadelphia, a single physician Reproductive Science Center, effective July 1, 1998, which primarily consisted of exclusive right impairment and other asset write-offs. Such charges also included approximately $700,000 for exclusive right impairment losses related to two other single physician Reproductive Science Centers. The latter impairment losses were recorded based upon the Company's determination that the intangible asset balance was larger than the respective Medical Practice's estimated future cashflow.

     Income from continuing operations excluding restructuring and other charges was approximately $1.9 million for 1998 as compared to $795,000 for 1997. The increase was primarily due to the approximate $3.2 million increase in
Reproductive Science Center contribution, which was partially offset by increases in general and administrative expenses, amortization of intangible assets, interest and income tax expense.

     Effective September 1, 1998, the Company disposed of the AWM Division operations via a sale of certain of its fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records. This disposal was classified as a discontinued operation for which an aggregate charge of approximately $4.5 million was recorded in 1998, of which $923,000 represented loss from operations and approximately $3.6 million represented loss from the disposal of the AWM Division. The loss from disposal of the AWM Division principally represented approximately $3.3 million related to the write-off of goodwill and $243,000 for estimated operating losses during June through September 1, 1998, the phase-out period. During the eight-month period ended August 31, 1998 and the year ended December 31, 1997, the AWM Division recorded revenues of approximately $1.0 million and $2.1 million, respectively, which are classified as discontinued operations.
Revenues, net for 1997 were approximately $20.6 million as compared to approximately $14.9 million for 1996, an increase of approximately $5.7 million, or 37.9%. The increase in revenues was attributable to new Business Services agreements entered into in each of the first three quarters of 1997, partially offset by the absence of revenue related to the Westchester and East Long Meadow, MA Reproductive Science Center agreements which were terminated in November 1996 and January 1997, respectively. The aggregate increase in revenue was comprised of the following: (i) an approximate $3.4 million increase in reimbursed costs of services; and (ii) an approximate $2.3 million increase in the Company's Business Services fees derived from the managed Medical Practices' net revenue and/or earnings.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through sales of equity securities. More recently, the Company has commenced using bank financing for working capital and acquisition purposes. The Company anticipates that its acquisition strategy will continue to require substantial capital investment. Capital is needed not only for additional acquisitions, but also for the effective integration, operation and expansion of the Company's existing Reproductive Science Centers. The Medical Practices may require capital for renovation and expansion and for the addition of medical equipment and technology. As of December 31, 1999, the Company had working capital of approximately $5.7 million, compared to $7.7 million in 1998. The net decrease in working capital was primarily due to fixed asset and leasehold improvement purchases of $2.8 million, debt repayments of $1.8 million and the repurchase of approximately 406,000 shares of common stock for an aggregate purchase price of $1.5 million.

     In September 1998, the Company obtained from Fleet Bank, N.A. ("Fleet") a $13.0 million credit facility (the "New Credit Facility"). The New Credit Facility is comprised of a $4.0 million three-year working capital revolver, a $5.0 million three-year acquisition revolver and a $4.0 million 5.5 year term loan. Upon closing of the New Credit Facility, the Company drew the entire $4.0 million available under the term loan to repay in full its balance outstanding with First Union National Bank of $2,250,000 and for working capital purposes as well as Common Stock repurchases. Availability of borrowings under the working capital revolver are based on eligible accounts receivable as defined. Availability of borrowings under the acquisition revolver will be based on financial covenants and eligibility criteria with respect to each proposed acquisition. As of December 31, 1999, under the working capital and acquisition revolvers, there were no amounts outstanding and an aggregate amount of approximately $6.4 million was available, exclusive of additional amounts, which may become available as a result of completing additional acquisitions.

     The Company does not have any significant commitments for the acquisition of fixed assets.

Year 2000 Issue

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of its software and hardware systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $53,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

New Accounting Standards

     In December  1999,  the  Securities  and Exchange  Commission  issued Staff
Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements", summarizing the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Although the Company believes it is in compliance with this guidance in all material respects, the Company is currently evaluating its current revenue recognition policies to determine the impact of the Staff Accounting Bulletin, if any.

Forward Looking Statements

     This Form 10-K and discussions and/or announcements made by or on behalf of the Company, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to the following factors: the Company's ability to acquire additional Business Services agreements, including the Company's ability to raise additional debt and/or equity capital to finance future growth, the loss of significant Business Services agreement(s), the profitability or lack thereof at Reproductive Science Centers serviced by the Company, the Company's ability to transition sole practitioners to group practices, increases in overhead due to expansion, the exclusion of infertility and ART services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new infertility, and ART and/or genetic technologies and techniques.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

         Information with respect to the executive officers and directors of the Company is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 23, 2000.

ITEM 11. Executive Compensation

         This information is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 23, 2000.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 23, 2000.

ITEM 13. Certain Relationships and Related Transactions

         This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 23, 2000.

                                     PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

         (a) (1) and (2) Financial Statements and Financial Statement Schedules.

             See  Index  to  Financial   Statements  and  Financial  Statement
             Schedules on page F-1.

             (3) The exhibits that are listed on the Index to Exhibits herein which are filed herewith as a management agreement or compensatory plan or arrangement are: 10.113 (c) and
                    10.113 (d).

         (b) Reports on Form 8-K.

             None.

         (c) Exhibits. The list of exhibits required to be filed with this Annual Report on Form 10-K is set forth in the Index to Exhibits herein.

          FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                          Item 8 and 14 (a)(1) and (2)

                                    Contents

                                                                            Page
                                                                            ----
INTEGRAMED AMERICA, INC.

     Report of Independent Accountants...................................... F-2
     Consolidated Balance Sheets as of December 31, 1999 and 1998........... F-3
     Consolidated  Statements  of  Operations  for the years ended
        December 31, 1999, 1998 and 1997.................................... F-4
     Consolidated  Statements  of  Shareholders'  Equity  for  the
        years  ended December 31, 1999, 1998 and 1997....................... F-5
     Consolidated  Statements  of Cash Flows for the years  ended
        December  31, 1999, 1998 and 1997................................... F-6
     Notes to Consolidated Financial Statements............................. F-7

FINANCIAL STATEMENT SCHEDULE

     Report of Independent Accountants on Financial Statement Schedule II... S-1
     Valuation and Qualifying Accounts...................................... S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of IntegraMed America, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of IntegraMed America, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Boston, Massachusetts
February 11, 2000



                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all amounts in thousands, except share amounts)


                                                                                                   December 31,
                                                                                                 ---------------
                                                                                                  1999     1998
                                                                                                 ------   ------
                                     ASSETS
Current assets:
   Cash and cash equivalents..................................................................  $ 3,650  $ 4,241
   Patient accounts receivable, less allowance for doubtful accounts
     of $851 and $526 in 1999 and 1998, respectively..........................................   10,460   10,749
   Business Service fees receivable, less allowance for doubtful accounts
     of $0 and $305 in 1999 and 1998, respectively ...........................................      890    1,963
   Other current assets.......................................................................    1,162    1,736
                                                                                                -------  -------

       Total current assets...................................................................   16,162   18,689

Fixed assets, net.............................................................................    5,965    5,116
Intangible assets, net........................................................................   18,163   19,269
Other assets..................................................................................      525      619
                                                                                                -------  -------

       Total assets...........................................................................  $40,815  $43,693
                                                                                                =======  =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable...........................................................................  $ 1,080  $   684
   Accrued liabilities........................................................................    2,948    3,480
   Due to Medical Practices...................................................................    1,768    1,877
   Current portion of long-term notes payable and other obligations...........................    1,691    2,099
   Patient deposits...........................................................................    2,970    2,888
                                                                                                -------  -------

       Total current liabilities..............................................................   10,457   11,028
                                                                                                -------  -------

Long-term notes payable and other obligations.................................................    3,719    5,282
                                                                                                -------  -------
Shareholders' equity:
   Preferred Stock, $1.00 par value 3,165,644 shares authorized in 1999 and 1998
     -- 2,500,000 undesignated; 665,644 shares designated as Series A Cumulative
     Convertible of which 165,644 were issued and outstanding in 1999 and 1998,
     respectively.............................................................................      166      166
   Common Stock, $.01 par value--50,000,000 shares authorized
     in 1999 and 1998; 5,368,960 and 5,343,092 shares issued in 1999 and 1998, respectively...       54       53
   Capital in excess of par...................................................................   54,140   53,712
   Accumulated deficit........................................................................  (25,230) (25,548)
   Treasury Stock, at cost-- 746,863 and 340,500 shares in 1999 and 1998, respectively........   (2,491)  (1,000)
                                                                                                -------  -------
       Total shareholders' equity.............................................................   26,639   27,383
                                                                                                -------  -------

       Total liabilities and shareholders' equity.............................................  $40,815  $43,693
                                                                                                =======  =======



        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)

                                                                                  For the years ended December 31,
                                                                                  --------------------------------
                                                                                     1999       1998       1997
                                                                                     ----       ----       ----

Revenues, net (see Note 2)......................................................   $45,955    $38,590    $20,559

Costs of services incurred on behalf of Reproductive Science Centers:
   Employee compensation and related expenses...................................    17,765     14,763      7,724
   Direct materials.............................................................     6,307      4,864      1,509
   Occupancy costs..............................................................     2,890      2,814      1,794
   Depreciation.................................................................     1,424      1,343        803
   Other expenses...............................................................     8,170      5,994      3,110
                                                                                   -------    -------    -------
     Total costs of services rendered...........................................    36,556     29,778     14,940
                                                                                   -------    -------    -------

Reproductive Science Centers' contribution......................................     9,399      8,812      5,619
                                                                                   -------    -------    -------

General and administrative expenses.............................................     6,084      5,316      4,192
Amortization of intangible assets...............................................     2,410        962        577
Interest income.................................................................       (65)       (91)      (109)
Interest expense................................................................       412        432         60
                                                                                   -------    -------    -------
   Total other expenses.........................................................     8,841      6,619      4,720
                                                                                   -------    -------    -------

Restructuring and other charges (see Note 6)....................................        --      2,084        --

Income from continuing operations before income taxes...........................       558        109        899
Provision for income taxes......................................................       240        340        104
                                                                                   -------    -------    -------
Income (loss) from continuing operations........................................       318       (231)       795

Discontinued operations (see Note 5):
   Loss from operations of discontinued AWM Division (less
     applicable income taxes of $0).............................................        --        923        421
   Loss from disposal of AWM Division...........................................        --      3,578         --
                                                                                   -------    -------    -------

Net income (loss)...............................................................       318     (4,732)       374
Less: Dividends paid and/or accrued on Preferred Stock..........................       133        133        133
                                                                                   -------    -------    -------
Net income (loss) applicable to Common Stock....................................   $   185    $(4,865)   $   241
                                                                                   =======    =======    =======

   Basic and diluted  net  earnings  (loss) per share of Common  Stock
    (see Note 11):
     Continuing operations......................................................   $  0.04    $ (0.07)   $  0.21
     Discontinued operations....................................................        --      (0.87)     (0.13)
                                                                                   -------    -------    -------
     Net earnings (loss)........................................................   $  0.04    $ (0.94)   $  0.08
                                                                                   =======    =======    =======
Basic and diluted net earnings (loss) per share of Common Stock.................   $  0.04    $ (0.94)   $  0.08
                                                                                   =======    =======    =======
Weighted average shares - basic.................................................     4,874      5,202      3,101
                                                                                   =======    =======    =======
Weighted average shares - diluted...............................................     4,951      5,202      3,154
                                                                                   =======    =======    =======



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (all amounts in thousands, except share amounts)


                                   Cumulative
                                   Convertible      Common      Capital
                                 Preferred Stock     Stock     in Excess    Accumulated     Treasury Stock
                                      Amount         Amount      of Par       Deficit      Shares    Amount
                                 ---------------    -------    ----------   -----------    ------    ------

BALANCE AT DECEMBER 31, 1996.....      $166           $23        $35,479     $(21,190)       --      $ --
Issuance of Common Stock, net of
    issuance costs...............        --            16          8,277           --        --        --
Issuance of Common Stock
    for acquisition..............        --             4          2,870           --        --        --
Other issuances of Common Stock..        --            --             84           --        --        --
Dividends accrued to preferred
    shareholders ................        --            --           (133)          --        --        --
Exercise of Common Stock options.        --            --             23           --        --        --
Net income.......................        --            --             --          374        --        --
                                      -------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997.....       166            43         46,600      (20,816)       --        --
Issuance of Common Stock, net of
    issuance costs..............         --             8          5,418           --        --        --
Issuance of Common Stock
    for acquisition.............         --             2          1,512           --        --        --
Issuance of warrants to purchase
    Common Stock.................        --            --            216           --        --        --
Dividends paid to preferred
    shareholders ...............         --            --           (133)          --        --        --
Exercise of Common Stock options.        --            --             99           --        --        --
Purchase of Treasury Stock.......        --            --             --           --   340,500    (1,000)
Net loss.........................        --            --             --       (4,732)       --        --
                                     ---------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998.....       166            53         53,712      (25,548)  340,500    (1,000)
Issuance of Common Stock, net of
    issuance costs...............        --             1            176           --        --        --
Issuance of warrants to purchase
    Common Stock.................        --            --            385           --        --        --
Dividends paid to preferred
    shareholders ................        --            --           (133)          --        --        --
Purchase of Treasury Stock.......        --            --             --           --   406,363    (1,491)
Net income.......................        --            --             --          318        --        --
                                      -------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999.....      $166           $54        $54,140     $(25,230)  746,863   $(2,491)
                                       ====           ===        =======     ========   =======   =======






        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)


                                                                       For the years ended December 31,
                                                                       --------------------------------
                                                                        1999         1998         1997
                                                                       ------       ------       ------
Cash flows from operating activities:
    Net income (loss)............................................     $   318      $(4,732)      $   374
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization..............................       4,183        2,582         1,812
      Writeoff of fixed and intangible assets....................          --        5,541            95
    Changes in assets and liabilities net of effects from
      acquired businesses--
    Decrease (increase) in assets:
      Patient accounts receivable................................         289       (2,608)       (4,291)
      Business Service fees receivable...........................         454       (1,253)         (351)
      Other current assets.......................................         299          (87)         (628)
      Other assets...............................................         (81)         (53)         (333)
    Decrease in controlled assets of Medical Practices...........          --          --            459
    Increase (decrease) in liabilities:
      Accounts payable...........................................         396       (1,091)          455
      Accrued liabilities........................................        (450)        (263)          608
      Due to Medical Practices...................................        (109)         132         1,419
      Patient deposits...........................................         127        1,440           746
                                                                      -------      -------       -------
Net cash provided by (used in) operating activities..............       5,426         (392)          365
                                                                      -------      -------       -------
Cash flows used in investing activities:
    Proceeds from short term investments.........................          --           --         2,000
    Payment for exclusive Business Services rights and acquired
      physician practices........................................        (448)      (3,164)      (10,007)
    Purchase of net liabilities (assets) of acquired businesses..          --          487          (661)
    Purchase of fixed assets and leasehold improvements..........      (2,251)      (1,668)       (2,053)
    Proceeds from sale of fixed assets and leasehold
      improvements...............................................          64          135           139
                                                                      -------      -------       -------
Net cash used in investing activities............................      (2,635)      (4,210)      (10,582)
                                                                      -------      -------       -------
Cash flows (used in) provided by financing activities:
    Proceeds from issuance of Common Stock.......................          --        5,500         9,601
    Proceeds from issuance of notes..............................         150           --            --
    Used for stock issue costs...................................          --          (74)       (1,308)
    Proceeds from bank under Credit Facility.....................          --        6,000           250
    Principal repayments on debt.................................      (1,815)      (2,900)         (235)
    Principal repayments under capital lease obligations.........         (93)        (115)         (136)
    Repurchase of Common Stock...................................      (1,491)      (1,000)           --
    Dividends paid on Convertible Preferred Stock................        (133)        (597)           --
    Proceeds from exercise of Common Stock options...............          --           99            23
                                                                      -------      -------       -------
Net cash (used in) provided by financing activities..............      (3,382)       6,913         8,195
                                                                      -------      -------       -------
Net (decrease) increase in cash..................................        (591)       2,311        (2,022)
Cash at beginning of period......................................       4,241        1,930         3,952
                                                                      -------      -------       -------
Cash at end of period............................................     $ 3,650      $ 4,241       $ 1,930
                                                                      =======      =======       =======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

     IntegraMed America, Inc. (the "Company") offers products and services to patients, providers, payors and drug manufacturers in the infertility industry. The Company provides (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment;
(ii) access to capital; (iii) marketing and sales; (iv) integrated information systems; (v) assistance in identifying best clinical practices; and (vi) access to technology ("Business Services") to a nationwide network of medical providers. As of December 31, 1999, there were seven Business Services contracts (designated as "Reproductive Science Centers(R)") and one pharmaceutical subsidiary (IntegraMed Pharmaceutical Services, Inc). Each Reproductive Science Center consists of a location or locations where the Company has a Business Services contract with either a physician group ("Medical Practice") or a hospital.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of consolidation--

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The Company derives its revenues from
Business Services contracts, patient service revenues and the sale of pharmaceutical products. The Company does not consolidate the results of the Reproductive Science Centers. Effective September 1, 1998, the Company disposed of the Adult Women's Medical ("AWM") Division through a sale of its operations.

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board (the ?EITF?) issued EITF No. 97-2. The EITF reached a consensus concerning certain matters relating to the physician practice management ("PPM") industry with respect to the consolidation of professional corporation revenues and the accounting for business corporations. As the Company does not consolidate its managed Reproductive Science Centers, the adoption of EITF 97-2 in 1998 did not have a material impact on the Company's financial position, cash flows or results of operations. As discussed below, the Company has discontinued the display of revenues for its Long Island and Boston Reproductive Science Centers due to changes in the respective Business Services agreements.

     Since inception through December 31, 1997, the agreements related to the Long Island and Boston Reproductive Science Centers have been incorporated in the Company's consolidated financial statements by the display method as the Company believed that these agreements provided it with a "net profits or equivalent interest" in the medical services furnished by the Medical Practices at the Long Island and Boston Reproductive Science Centers. Consequently, for the Long Island and Boston Reproductive Science Centers, the Company has historically presented the Medical Practices' patient services revenue, less amounts retained by the Medical Practices, or "Medical Practice retainage", as "Revenues after Medical Practice retainage" in its consolidated statement of operations ("display method"). Due to changes in the agreements related to the Long Island and Boston Reproductive Science Centers effective in October 1997 and January 1998, respectively, the Company no longer displays the patient services revenue and Medical Practice retainage related to these Reproductive Science Centers in the accompanying consolidated statement of operations for the periods prior to January 1, 1998. The revised agreements provide for the Company to receive a specific fee which the Company has reported in "Revenues, net" in the accompanying consolidated statement of operations.

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

   Revenue and cost recognition -

   Reproductive Science Centers(R)

     As of December 31, 1999, the Company provided comprehensive Business Services under seven Business Services contracts. During the year ended December 31, 1999, the Company had also provided services under two agreements that were terminated effective March 31 and December 31, 1999, respectively.

     Under five of the current agreements, the Company receives as compensation for its Business Services a three-part fee comprised of: (i) a percentage of net revenues, (ii) reimbursed costs of services (costs incurred in servicing a Medical Practice and any costs paid on behalf of the Medical Practice) and (iii) a fixed or variable percentage of earnings after Business Services fees or an additional variable percentage of net revenues.

     Under the revised agreement for the Long Island Reproductive Science Center, as compensation for its services, the Company receives a fixed fee (currently equal to $570,000 per annum), plus reimbursed costs of services.

     The Company's remaining Reproductive Science Center is affiliated with a medical center. Under this agreement, the Company primarily provides endocrine testing and administrative and finance services for a fee equal to 15% of cash receipts plus reimbursed costs of services.

     All fees are reported as "Revenues, net" by the Company. Direct costs incurred by the Company in performing its services and costs incurred on behalf of the Medical Practices are recorded in "Costs of services incurred on behalf of Reproductive Science Centers". The physicians receive as compensation all remaining earnings after payment of the Company's fee.

     Prior to January 1, 1998, under another form of agreement which had been in use at the Long Island and Boston Reproductive Science Centers, the Company recorded all patient service revenues and, out of such revenues, the Company paid the Medical Practices' expenses, physicians' and other medical compensation, direct materials and certain hospital contract fees. Under these agreements, the Company guaranteed a minimum physician compensation based on an annual budget jointly determined by the Company and the physicians. The Company's fee was payable only out of remaining revenues, if any, after the payment of physician compensation and all direct administrative expenses of the Medical Practice which were recorded as costs of service. Under these arrangements, the Company had been liable for payment of all liabilities incurred by the Medical Practices and had been at risk for any losses incurred in the operation thereof. Due to changes in the agreements related to the Long Island and Boston Reproductive Science Centers, effective in October 1997 and January 1998, respectively, the Company no longer displays patient service revenues of the Long Island and Boston Medical Practices which had been reflected in "Revenues, net" in the Company's consolidated statement of operations. The revised agreements provide for the Company to receive a specific fee, as previously described, which the Company reports in "Revenues, net" in its consolidated statement of operations. The revised agreements provide for increased incentives and risk-sharing for the Company's affiliated medical providers.

     The Company also distributes infertility related pharmaceutical products through IntegraMed Pharmaceutical Services, Inc. (IPSI), a wholly owned subsidiary. Through a management agreement with ivpcare, inc., IPSI ships prescription-based pharmaceuticals directly to patients of the Reproductive Science Centers. Revenue is derived from the sales price of these pharmaceuticals and is recorded when shipments are made. All revenues and their related costs are consolidated with those of the Reproductive Science Center Business Services agreements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   AWM (Adult Women's Medical) Division --

     In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division. On September 1, 1998, the Company disposed of the AWM Division operations through a sale of certain of its fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records. The operating results of the AWM Division for the eight-month period ended August 31, 1998, the year ended December 31, 1997, and the charges recorded by the Company related to its disposal are reflected under "Discontinued Operations" in the accompanying Consolidated Statement of Operations (See Note 5).

   Cash and cash equivalents--

     Cash and cash equivalents primarily include all highly liquid debt instruments with original maturities of three months or less, recorded at cost, which approximates market.

   Patient accounts receivable--

     Patient accounts receivable represent receivables for medical services provided by the Medical Practices and for other products and services provided by the Company's subsidiaries. Such amounts are recorded net of contractual allowances and estimated bad debts. As of December 31, 1999 and 1998, of total net patient accounts receivable of $10,460,000 and $10,749,000, respectively, approximately $9,867,000 and $10,448,000 of patient accounts receivable were a function of Reproductive Science Center revenue (i.e., the Company purchased the accounts receivable, net of contractual allowances, from the Medical Practice (the "Purchased Receivables") and the remaining balances of $593,000 and $301,000, respectively, were a function of net revenues of the Company (see -- "Revenue and cost recognition" above). Risk of loss in connection with uncollectiblity of Purchased Receivables is partially borne by the Company in an amount equal to the Company's proportionate share of revenues and/or earnings, which are paid to the Company from the Medical Practice as its Business Services fee. Risk of loss in connection with uncollectibility of patient accounts receivable which are a function of net revenues of the Company is borne by the Company.

   Business Services fees receivable --

     Business Services fees receivable in 1999 represent fees owed to the Company by one medical center pursuant to the respective Business Services agreement. Business Services fees receivable in 1998 represent fees owed to the Company primarily for repayment of advances to the Medical Practices pursuant to the respective agreements with these Medical Practices (See "Revenue and cost recognition" above).

   Fixed assets--

     Fixed  assets  are  valued  at  cost  less  accumulated   depreciation  and
amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the asset life or the remaining term of the lease. Assets under capital leases are amortized over the term of the lease agreements. The Company periodically reviews the fair value of fixed assets, the results of which have had no material effect on the Company's financial position or results of operations.

     When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts. The difference between the net book value of the assets and proceeds from disposition is recognized as gain or loss. Routine maintenance and repairs are charged to expenses as incurred, while costs of betterments and renewals are capitalized.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Intangible assets--

     Intangible assets at December 31, 1999 and 1998 consisted of the following (000's omitted):

                                                   1999             1998
                                                   ----             ----

   Exclusive Business Services rights...........  $19,995         $20,389
   Trademarks...................................      186             398
                                                  -------         -------
       Total....................................   20,181          20,787
   Less accumulated amortization................   (2,018)         (1,518)
                                                  -------         -------
       Total....................................  $18,163         $19,269
                                                  =======         =======

   Exclusive Business Services Rights, Goodwill and Other Intangible Assets--

     Exclusive Business Services rights, goodwill and other intangible assets represent costs incurred by the Company for the right to service and/or acquire certain Reproductive Science Centers and are valued at cost less accumulated amortization. During the year ended December 31, 1999, the Company recorded a charge to earnings of $1.35 million to accelerate the unamortized portion of Business Services Rights associated with its remaining single physician Business Services agreements. During the year ended December 31, 1998, the Company recorded a charge to earnings for the writeoff of the entire unamortized portion of goodwill associated with the AWM Division which was disposed of effective September 1, 1998 and recorded an aggregate exclusive Business Services right impairment charge of $1.4 million related to certain of the single-physician practices (see Notes 5 and 6).

   Trademarks --

     Trademarks represent trademarks, service marks, trade names and logos purchased by the Company and are valued at cost less accumulated amortization.

   Amortization and recoverability--

     The Company periodically reviews its intangible assets to assess recoverability; any impairments would be recognized in the consolidated statement of operations if a permanent impairment were determined to have occurred. Recoverability of intangibles is determined based on undiscounted expected earnings from the related business unit or activity over the remaining amortization period. Exclusive Business Services rights are amortized over the term of the respective agreement, usually ten to twenty-five years. Trademarks are amortized over five to seven years. As of December 31, 1999, accumulated amortization of exclusive Business Services rights and trademarks was $1,850,000 and $168,000, respectively. As of December 31, 1998, accumulated amortization of exclusive Business Services rights and trademarks was $1,180,000 and $338,000, respectively.

   Due to Medical Practices--

     Due to Medical Practices primarily represents amounts owed by the Company to the Medical Practices for the medical providers' share of the respective Medical Practice earnings net of the Company's advances to the Medical Practice, if any. Due to Medical Practices excludes amounts owed by the Company to Medical Practices for exclusive Business Services rights (see Note 9).

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   Fair value of financial instruments--

     At December 31, 1999 and 1998, the carrying values of all financial instruments, both short- and long-term, approximated their fair value.

NOTE 3 -- SIGNIFICANT BUSINESS SERVICE CONTRACTS:

     For the years ended December 31, 1999 and 1998, the Boston, New Jersey, FCI (Fertility Centers of Illinois) and Shady Grove (acquired in mid-March 1998) Reproductive Science Centers each individually provided greater than 10% of the Company's Revenues, net and Reproductive Science Centers' contribution as follows:

                                           Percent of Company              Percent of Reproductive
                                              Revenues, net             Science Centers' contribution
                                        ---------------------------     -----------------------------
                                         1999      1998       1997       1999        1998       1997
                                        ------    ------     ------     ------      ------     ------
     Boston.........................     16.0      15.8       26.0       23.4        21.7       33.7
     New Jersey.....................     10.2      12.2       17.9       24.3        28.3       38.1
     FCI ...........................     26.2      27.1       12.6       24.2        25.7       14.1
     Shady Grove....................     18.7      15.0       --         15.1         9.6        --

NOTE 4 -- ACQUISITIONS AND BUSINESS SERVICE AGREEMENTS:

     The transactions detailed below were accounted for by the purchase method and the purchase price has been allocated to the tangible and intangible assets acquired based upon the estimated fair value at the date of acquisition. The consolidated financial statements include the results of operations of these transactions from their respective dates of acquisition.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In January 1998, the Company completed its second in-market merger with the addition of two physicians to the FCI practice. The Company acquired certain assets of Advocate Medical Group, S.C. ("AMG") and Advocate MSO, Inc. and acquired the right to manage AMG's infertility practice conducted under the name Center for Reproductive Medicine ("CFRM"). Simultaneous with the consummation of this transaction, the Company amended its agreement with FCI to include two of the three physicians practicing under the name CFRM. The aggregate purchase price was approximately $1.5 million, consisting of approximately $1.2 million in cash and 46,079 shares of Common Stock. The majority of the purchase price was allocated to exclusive Business Services rights.

     On March 12, 1998, the Company acquired the majority of the capital stock of Shady Grove Fertility Centers, Inc., a Maryland business corporation providing management services, and formerly a Maryland professional corporation engaged in providing infertility services. Prior to the consummation of the transaction, Shady Grove had entered into a twenty-five year management agreement with Levy, Sagoskin and Stillman, M.D., P.C., an infertility physician group practice comprised of six physicians and four locations surrounding the greater Washington, D.C. area. The Company acquired the balance of the Shady Grove capital stock on January 5, 1999. The aggregate purchase price for all of the Shady Grove capital stock was $5.7 million, consisting of approximately $2.8 million in cash, approximately $1.4 million in Common Stock, and approximately $1.5 million in promissory notes. The purchase price was allocated to the various assets and liabilities assumed and the balance was allocated to exclusive Business Services rights. On March 12, 1998, the Closing Date, the following consideration was paid: (i) approximately $1.8 million in cash, (ii) approximately $1.2 million in stock, or 159,888 shares of Common Stock, and
(iii) approximately $1.1 million in promissory notes. These notes bear interest at 8.5% per annum, payable in two annual installments. The first installment was paid on April 1, 1999, and the second installment is due on April 1, 2000. On January 5, 1999, the Second Closing Date, the balance of the purchase price was paid as follows: (i) approximately $1.0 million in cash, (ii) approximately $175,900 in stock, or 25,868 shares of Common Stock, and (iii) a $402,750 promissory note. This note bears interest at 10.17% per annum, payable in two installments. The first note installment was paid on July 1, 1999, and the second installment is due on April 1, 2000. In addition, in January 1999, the Company issued warrants to acquire 5,000 shares of Common Stock at $5.125 per share to Robert J. Stillman, M.D. in connection with the Second Closing Date.

NOTE 5 -- DISCONTINUED OPERATIONS:

     In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division operations. On September 1, 1998 the Company disposed of the AWM Division operations through a sale of certain of its fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records. As of December 31, 1999 and 1998, respectively, the Company's Consolidated Balance Sheet included $75,000 and $225,000 in notes payable related to the AWM Division. During the year ended December 31, 1998, the Company reported a loss from the disposal of the AWM Division of approximately $3.6 million, which principally represented approximately $3.3 million related to the goodwill write-off and $243,000 for estimated operating losses during the phase-out period. During the eight-month period ended August 31, 1998 and the year ended December 31, 1997, the AWM Division recorded revenues of approximately $1.0 million and $2.1 million, respectively.

NOTE 6 -- RESTRUCTURING AND OTHER CHARGES:

     The Company recorded approximately $2.1 million in restructuring and other charges in the year ended December 31, 1998. Such charges included approximately $1.4 million associated with its termination of its agreement with the
Reproductive  Science  Center  of  Greater  Philadelphia,   a  single  physician
Reproductive Science Center, effective July 1, 1998, which primarily consisted of exclusive Business Services right impairment and other asset write-offs. Such charges also included approximately $700,000 for exclusive Business Services right impairment losses related to two other single physician Reproductive Science Centers. The latter impairment losses were recorded based upon the Company's determination that the intangible asset balance was larger than the respective Medical Practice's estimated future cash flow.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- FIXED ASSETS, NET:

     Fixed assets, net at December 31, 1999 and 1998 consisted of the following (000's omitted):

                                                            1999        1998
                                                            ----        ----

      Furniture, office and computer equipment..........  $4,335       $4,064
      Medical equipment.................................   2,276        2,200
      Leasehold improvements............................   4,547        3,203
      Assets under capital leases.......................   1,260          956
                                                          ------       ------
        Total...........................................  12,418       10,423
      Less--Accumulated depreciation and amortization...  (6,453)      (5,307)
                                                          ------       ------
                                                          $5,965       $5,116
                                                          ======       ======

     Assets under capital leases primarily consist of computer and medical equipment. Accumulated amortization related to capital leases at December 31, 1999 and 1998 was $762,000 and $947,000, respectively.

NOTE 8 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 1999 and 1998 consisted of the following (000's omitted):

                                                         1999         1998
                                                         ----         ----

     Accrued insurance................................ $   --       $  552
     Deferred compensation............................    387          467
     Accrued payroll and benefits.....................     --          410
     Accrued state taxes..............................    575          397
     Deferred rent....................................    296          317
     Accrued facility disposal costs..................    322           --
     Other............................................  1,368        1,337
                                                       ------       ------
     Total accrued liabilities........................ $2,948       $3,480
                                                       ======       ======

NOTE 9 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

     Debt at December 31, 1999 and 1998 consisted of the following (000's omitted):

                                                        1999         1998
                                                       ------       ------

     Note payable to Bank............................. $4,000       $4,000
     Acquisition notes payable........................     75        1,353
     Exclusive Business Services rights obligations...     --          520
     Acquisition obligation...........................    737        1,500
     Obligations under capital lease..................    448            8
     Other notes payable..............................    150           --
                                                       ------       ------

     Total notes payable and other obligations........   5,410        7,381
     Less--Current portion............................  (1,691)      (2,099)
                                                        ------       ------

     Long-term notes payable and other obligations....  $3,719       $5,282
                                                        ======       ======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note payable to Bank--

     In September 1998, the Company obtained from Fleet Bank, N.A. a $13.0 million credit facility. This credit facility was subsequently amended in September 1998 to allow for the Company's repurchase of Common Stock noted below, and for the repayment of dividends in arrears on the Company's
Convertible Preferred Stock. The facility is comprised of a $4.0 million three-year working capital revolver, a $5.0 million three-year acquisition revolver and a $4.0 million 5.5 year term loan. Each component bears interest by reference to Fleet's prime rate or LIBOR, at the Company's option, plus a margin ranging from 0.00% to 0.25% in the case of prime-based loans or 2.75% to 3.00% in the case of LIBOR-based loans, which margins vary based on a leverage test. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. Borrowings under the term loan will require only interest payments for the first twenty months. Upon closing of the credit facility, the Company drew the entire $4.0 million available under the term loan to repay in full its $2,250,000 balance outstanding with First Union National and for working capital purposes. The Company will continue to utilize a portion of the term loan proceeds to finance the consideration of Common Stock repurchases. As of December 31, 1999, the Company had repurchased 746,863 shares of its Common Stock for an aggregate cost of approximately $2.5 million. As of December 31, 1999, interest on the term loan was payable at a rate of 8.33%. Unused amounts under the working capital and acquisition revolvers bear a commitment fee of 0.25% and 0.20%, respectively. Availability of borrowings under the working capital revolver are based on eligible accounts receivable as defined. Availability of borrowings under the acquisition revolver will be based on financial covenants and eligibility criteria with respect to each proposed acquisition. As of December 31, 1999, under the working capital and acquisition revolvers, there were no amounts outstanding and an aggregate amount of approximately $6.4 million was available, exclusive of additional amounts, which may become available as a result of completing additional acquisitions. The Fleet credit facility is collateralized by all of the Company's assets.

   Acquisition notes payable--

     In March 1998, the Company issued $1,127,000 in promissory notes as part consideration for the acquisition of the capital stock of Shady Grove Fertility Centers, Inc. These notes were paid in full during the year ended December 31, 1999.

     In June 1996, the Company purchased a 51% interest in National Menopause Foundation for a total purchase price of $650,000, of which $50,000 was paid at closing with the balance to be paid in sixteen quarterly installments of $37,500 beginning September 1, 1996. Interest is payable quarterly at the rate of 4.16%. The final balance of the note is due to be paid in the second quarter of 2000. As of December 31, 1999 and 1998, the note payable balance was $75,000 and $225,000, respectively.

   Exclusive Business Services rights obligations --

     Exclusive Business Services rights obligations represent the liability owed by the Company to certain Medical Providers for the cost of acquiring the exclusive right to manage the non-medical aspects of their single-physician infertility practices.

     In connection with the Company's termination of its agreement with the Reproductive Science Center of Dallas effective March 31, 1999, and pending ongoing arbitration, the Company's exclusive right obligation of $257,500 was netted against receivables owed from the physician-owner in Dallas.

     The exclusive right obligation of $263,333 due to the Reproductive Science Center of Kansas City was netted against the receivable of $1.1 million due from the physician-owner in connection with a new contract effective May 1, 1999.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the Company's termination of its agreement with the Reproductive Science Center of Greater Philadelphia effective July 1, 1998, and due to this Reproductive Science Center's historical operating losses, approximately $583,000 of the Company's exclusive right obligation to the physician owner was applied against the Company's receivable from the physician owner during the six-month period ended June 30, 1998.

     In connection with the Company's termination of its agreement with the Reproductive Sciences Medical Group (RSMC) effective September 1, 1998, the Company was discharged from its remaining exclusive right obligation of $650,000.

   Acquisition obligation--

     The acquisition obligation at December 31, 1999 represented the amount owed by the Company to acquire the balance of the capital stock of Shady Grove Fertility Centers, Inc. The balance of this obligation, bearing interest at 10.17%, is due to be paid on April 1, 2000.

   At December 31, 1999, aggregate notes payable and other obligation payments, excluding capital lease obligation payments, in future years were as follows (000's omitted):

              2000.........................................  $1,562
              2001.........................................   1,000
              2002.........................................   1,000
              2003.........................................   1,000
              2004.........................................     250
              Thereafter...................................     150
                                                             ------

              Total payments...............................  $4,962
                                                             ======

   Obligations under capital lease--

     Capital lease obligations relate primarily to furniture and medical equipment for the Reproductive Science Centers. The current portion of capital lease obligations, excluding interest, was approximately $129,000 December 31, 1999.

     The Company has operating leases for its corporate headquarters and for medical office space relating to its managed Reproductive Science Centers. The Company also has operating leases for certain medical equipment. Aggregate rental expense under operating leases was $2,174,000, $1,750,000 and $1,284,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     At December 31, 1999, the minimum lease payments for assets under capital and noncancelable operating leases in future years were as follows (000's omitted):
                                                            Capital    Operating
                                                            -------    ---------

              2000....................................         $159     $ 2,367
              2001....................................          155       2,212
              2002....................................          155       1,943
              2003....................................           39       1,554
              2004....................................           --       1,548
              Thereafter..............................           --       3,281
                                                               ----     -------
              Total minimum lease payments............         $508     $12,905
                                                                        =======
              Less-- Amount representing interest.....           60
                                                               ----
              Present value of minimum lease payments          $448
                                                               ====

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- INCOME TAXES

     The deferred tax provision was determined under the asset and liability approach. Deferred tax assets and liabilities were recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The provision for income taxes was the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities. The provision for the years ended December 31, 1999, 1998 and 1997 of $240,000, $340,000 and
$104,000, respectively, was comprised of current state taxes payable.

     The Company's deferred tax asset primarily represented the tax benefit of operating loss carryforwards. However, such deferred tax asset was fully reduced by a valuation allowance due to the uncertainty of its realization.

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $18.8 million which expire in 2002 through 2014. For tax purposes, there is an annual limitation of approximately $2.0 million on the utilization of net operating losses resulting from changes in ownership attributable to the Company's May 1993 Preferred Stock Offering and the August 1997 Common Stock Offering and FCI acquisition.

     Significant components of the deferred tax assets (liabilities) at December 31, 1999 and 1998 were as follows (000's omitted):
                                                           December 31,
                                                      --------------------
                                                        1999         1998
                                                      --------      ------

         Net operating loss carryforwards............  $6,392      $7,450
         Other.......................................     102         375
         Valuation allowance.........................  (6,494)     (7,825)
                                                       ------      ------
         Deferred tax assets.........................      --          --
         Deferred tax liabilities....................      --          --
                                                       ------      ------
         Net deferred taxes..........................  $   --      $   --
                                                       ======      ======

     The financial statement income tax provision differed from income taxes determined by applying the statutory Federal income tax rate to the financial statement income or loss before income taxes for the years ended December 31, 1999, 1998 and 1997 as a result of the following (000's omitted):

                                                                      For the years ended December 31,
                                                                     ---------------------------------
                                                                      1999          1998         1997
                                                                     -------       -------      ------

         Tax expense (benefit) at Federal statutory rate......         $190       $(1,537)       $167
         State income taxes...................................          240           340         104
         Net operating loss (utilization) or addition.........         (190)        1,537        (167)
                                                                       ----       -------        ----
         Provision for income taxes...........................         $240       $   340        $104
                                                                       ====       =======        ====


                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1999, 1998 and 1997 is a follows (000's omitted, except for per share amounts):

                                                                     For the years ended December 31,
                                                                     --------------------------------
                                                                       1999        1998        1997
                                                                       ----        ----        ----

     Numerator
     Income (loss) from continuing operations.................         $ 318      $ (231)     $ 795
     Less: Preferred stock dividends paid and/or accrued......           133         133        133
                                                                       -----      ------      -----
     Income (loss) from continuing operations
       available to Common stockholders.......................         $ 185      $ (364)     $ 662
                                                                       =====      ======      =====
     Denominator
     Weighted average shares outstanding......................         4,874       5,202      3,101
     Effect of dilutive options and warrants..................            77          --         53
                                                                       -----      ------      -----
     Weighted average shares and dilutive potential
       Common shares..........................................         4,951       5,202      3,154
                                                                       =====      ======      =====
     Basic and diluted EPS from continuing operations.........         $0.04      $(0.07)     $0.21
                                                                       =====      ======      =====

     For the years ended December 31, 1999, 1998 and 1997, options to purchase approximately 361,000, 400,000 and 298,000 shares, respectively, of Common Stock at exercise prices ranging from $4.12 to $5.00, $2.50 to $15.00 and $7.48 to $15.00 per share, respectively, were excluded in computing the diluted per share amounts as they were antidilutive.

     For the years ended December 31, 1999, 1998 and 1997, warrants to purchase approximately 103,000, 176,000 and 61,000 shares, respectively, of Common Stock at exercise prices ranging from $4.12 to $8.54, $0.04 to $8.54 and $41.36 to $54.84 per share, respectively, were excluded in computing the diluted per share amounts as they were antidilutive.

     For the years ended December 31, 1999, 1998 and 1997, approximately 133,000, 131,000 and 105,000 shares, respectively, of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amounts as they were antidilutive.

NOTE 12 -- SHAREHOLDERS' EQUITY:

     During the first quarter of 1999, the Company issued 25,868 shares of Common Stock for an aggregate amount of $175,900 in connection with the purchase price of Shady Grove Fertility Centers, Inc. (see Note 4).

     The Board of Directors authorized a 1-for-4 reverse stock split of its outstanding shares of Common Stock through an amendment to the Company's Amended and Restated Certificate of Incorporation which was approved by the Company's stockholders at a Special Meeting of Stockholders held on November 17, 1998. Effective November 17, 1998, every four shares of Common Stock were converted into one share of Common Stock

     The Board of Directors has authorized the repurchase of up to $4 million of the Company's outstanding shares of Common Stock from time to time on the open market at prevailing market prices or through privately negotiated transactions. The Company has and will continue to utilize a portion of the proceeds of the term loan component of the New Credit Facility to finance a portion of the price of the stock repurchases. As of December 31, 1999, the Company had repurchased 746,863 shares of its Common Stock for an aggregate cost of approximately $2.5 million.
     During the first quarter of 1998, the Company completed an equity private placement of $5.5 million with Morgan Stanley Venture Partners' affiliates providing for the purchase of 808,824 shares of the Company's Common Stock at a price of $6.80 per share and 60,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price. The Company used a portion of these funds to acquire the capital stock of Shady Grove Fertility Centers, Inc. (see
Note 4).

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In March and April 1998, pursuant to amendments to the Bay Area, FCI and Shady Grove Business Services agreements, the Company issued immediately vested warrants to purchase an aggregate of 37,500 shares of Common Stock, at a weighted average exercise price of $7.08 per share to the shareholder physicians of the respective medical practices in exchange for an extension of the term of the Company's respective agreements from twenty to twenty-five years. In December 1998, the exercise price of each of these warrants was amended to $4.12 per share. In November 1998, pursuant to an amendment to the Boston Business Services agreement, the Company issued warrants to purchase an aggregate of 40,625 shares of Common Stock (the "Boston Warrants") to the shareholder physicians of the respective medical practice in exchange for an extension of the term of the Company's respective agreements from ten to twenty-five years. Twenty percent of the Boston Warrants vested immediately and have an exercise price of $4.12. The balance of the Boston Warrants vest in annual 20% increments at an exercise price which increases annually by 20% commencing November 18, 1999. The aggregate fair value of warrants issued in 1998 of approximately $216,000 was capitalized and will be amortized over the remaining life of the agreements.

     The anti-dilution rights of the Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") provide that the conversion rate of the Convertible Preferred Stock is subject to increase as a result of the issuance of the Common Stock. As of December 31, 1999, each share of Convertible Preferred Stock was convertible into Common Stock at a conversion rate equal to approximately 0.80 shares of Common Stock for each share of Convertible Preferred Stock.

     As of December 31, 1999, an aggregate of 163,032 warrants were outstanding at a weighted average exercise price of $3.53.

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

     Under the 1994 Outside Director Stock Purchase Plan ("Outside Director Plan"), 31,250 shares of Common Stock are reserved for issuance. Under the Outside Director Plan, directors who are not full-time employees of the Company may elect to receive all or a part of their annual retainer fees, the fees payable for attending meetings of the Board of Directors and the fees payable for serving on Committees of the Board, in the form of shares of Common Stock rather than cash, provided that any such election be made at least six months prior to the date that the fees are to be paid. As of December 31, 1999, 1998 and 1997, there were 10,500, 0 and 0 options outstanding, respectively, under the Outside Director Plan.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Stock option activity, under the 1988 and 1992 Plans combined, is summarized as follows:

                                                  Number of
                                                  shares of
                                                Common Stock
                                                 underlying    Weighted Average
                                                   options      exercise price
                                                 -----------   ----------------

 Options outstanding at December 31, 1996.......    266,704          $7.68
 Granted
      Option Price = Fair Market Value..........     90,621           8.32
 Exercised......................................     (4,687)          4.80
 Canceled.......................................    (53,784)          9.52
                                                    -------          -----
 Options outstanding at December 31, 1997.......    298,854           7.60
 Granted
      Option Price = Fair Market Value..........    143,813           6.22
      Option Price > Fair Market Value..........    307,596           4.12
 Exercised......................................    (28,649)          3.43
 Canceled.......................................   (359,967)          7.90
                                                    -------          -----
 Options outstanding at December 31, 1998.......    361,647           4.16
 Granted
      Option Price = Fair Market Value..........    113,625           3.62
      Option Price > Fair Market Value..........         --           --
 Exercised......................................         --           --
 Canceled.......................................    (38,091)          3.86
                                                    -------          -----
 Options outstanding at December 31, 1999.......    437,181          $4.05
 Options exercisable at:
      December 31, 1997.........................    145,974          $6.64
      December 31, 1998.........................    141,032          $4.30
      December 31, 1999.........................    206,742          $4.24

     Effective August 31, 1998, the Board of Directors approved a resolution to reprice certain stock option agreements held by each officer, director and employee of the Company, under the 1992 Incentive and Non-Incentive Stock Option Plan and/or the 1998 Stock Option Plan. Per the resolution, stock option agreements where the exercise price per share was greater than $4.12 were amended to provide for an exercise price per share of $4.12 ("New Options"). Except for the exercise price of the New Options, all other terms and conditions of the agreements remained in full force and effect. Per the resolution, options to purchase approximately 81,500 shares of Common Stock were repriced. The options which were repriced are included in options that were canceled during 1998 and the New Options are included in options granted at an option price greater than fair market value.

     Included in options that were canceled during 1999, 1998 and 1997 were forfeitures of 6,301, 252,480 and 155,580 with weighted average exercise prices of $4.12, $7.71 and $7.96, respectively.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 31, 1999, options outstanding and exercisable by price range were as follows:

                            OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
    -----------------------------------------------------------------------      --------------------------------
                                       Weighted-Average
       Range of                           Remaining        Weighted-Average                      Weighted-Average
    Exercise Prices     Outstanding    Contractual Life     Exercise Price       Exercisable       Exercise Price
    ---------------     -----------    ----------------     --------------       -----------       --------------

   $0.00   -  $2.50         5,001             4.1                $2.50               5,001              $2.50
   $3.00   -  $4.12       344,805             7.1                $3.91             162,991              $4.12
   $4.19   -  $5.00        87,375             7.4                $4.70              38,750              $5.00
                          -------             ---                -----             -------              -----
                          437,181             7.2                $4.05             206,742              $4.24

   Pro forma information:

     FAS 123 requires pro forma disclosures of net income and earnings per share amounts as if compensation expense, using the fair value method, was recognized for options granted after 1994. Using this approach, pro forma net income and earnings per share for the year ended December 31, 1999 would be $128,688 and $0.03 lower, respectively, versus reported amounts. Pro forma net loss and diluted loss per share would be $1,324,879 higher and $0.25, respectively, for the year ended December 31, 1998. Pro forma net income and income per share for the year ended December 31, 1997 would be $771,000 and $0.20 lower, respectively, versus reported amounts. The weighted average fair value of options granted at prices equal to fair market value during the years ended December 31, 1999, 1998 and 1997 was $2.49, $3.31 and $1.58, respectively. The weighted average fair value for options granted at prices greater than fair market value during the year ended December 31, 1998 was $2.64 . These values, which were used as a basis for the pro forma disclosures, were estimated using the Black-Scholes Options-Pricing Model with the following assumptions used for grants in the years ended December 31, 1999, 1998, and 1997, respectively; dividend yield of 0% in each year; volatility of 73.7%, 109.86% and 86.28% in 1999, 1998 and 1997, respectively; risk-free interest rate of 6.45%, 5.14%, and 6.3% in 1999, 1998 and 1997, respectively; and an expected term of 7.2 years in 1999, 5 years in 1998, and 6 years in 1997.

     These pro forma disclosures may not be representative of the effects for future years since options vest over several years and options granted prior to 1995 are not considered in these disclosures. Also, additional awards generally are made each year.

     The Company recognizes compensation cost for stock-based employee compensation plans over the vesting period based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. Total compensation cost recognized in income for the years ended December 31, 1999, 1998 and 1997 was $0, $6,000 and $20,000, respectively.

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for continuing operations for 1999 and 1998 (in thousands, except per share data) appear below:

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Diluted
                                                Reproductive                                  income (loss)
                                              Science Centers'      Income (loss) from       per share from
                          Revenues, net         contribution       continuing operations  continuing operations
                          -------------         ------------       ---------------------  ---------------------
                         1999       1998       1999       1998        1999       1998        1999       1998
                         ----       ----       ----       ----        ----       ----        ----       ----

First quarter........  $10,532    $ 8,341     $2,334     $1,901     $  518      $  498       $0.10      $ .09
Second quarter (1)...   10,860      9,830      2,498      2,324        526      (1,585)       0.10       (.30)
Third quarter........   11,862      9,756      2,390      2,237        385         422        0.07        .07
Fourth quarter.......   12,700     10,663      2,176      2,350     (1,111)        434       (0.24)       .08
Total year (1).......  $45,955    $38,590     $9,399     $8,812     $  318      $ (231)      $0.04      $(.07)

(1) The loss from continuing operations in 1998 includes approximately $2.1 million in restructuring and other charges (See Note 6).

     The sum of the quarters for 1999 and 1998 may not equal the annual amount due to rounding.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES:

   Operating Leases --

     Refer to Note 9 for a summary of lease commitments.

   Reliance on Third Party Vendors--

     The Reproductive Science Centers, as well as all other medical providers who deliver services requiring fertility medication, are dependent on three third-party vendors that produce such medications (including but not limited to:
Lupron, Follistim, Repronex, GonalF and Pregnyl) that are vital to the provision of infertility and ART services. Should any of these vendors experience a supply shortage, it may have an adverse impact on the operations of the Reproductive Science Centers. To date, the Reproductive Science Centers have not experienced any such adverse impacts.

   Employment Agreements --

     The Company has entered into employment and change in control severance agreements with certain of its management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation. The Company's minimum aggregate commitment under these agreements at December 31, 1999 was approximately $1.4 million.

   Commitments to Medical Practices --

     Pursuant to the majority of the Company's Business Services agreements, the Company is obligated to perform the following: (i) advance funds to the Reproductive Science Center to provide new services, utilize new technologies, fund projects, etc.; and (ii) on or before the fifteenth business day of each month purchase the net accounts receivable of the Reproductive Science Center arising during the previous month and to transfer or pay to the Reproductive Science Center such amount of funds equal to the net accounts receivable less any amounts owed to the Company for Business Services fees and/or advances. Any advances are to be repaid monthly and interest expense, computed at the prime rate used by the Company's primary bank in effect at the time of the advance, will be charged by the Company for funds advanced.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Litigation --

     On October 1998, W.F. Howard, M.D., P.A., filed a lawsuit against the Company in the District Court of Denton County, Texas, seeking to rescind the agreement related to the Dallas Reproductive Science Center, or obtain damages, on the basis that its practice has not realized the degree of growth or increases as allegedly projected by the Company. The Complaint asserts alleged breaches of contract, fiduciary duties and warranties, as well as a claim under the Texas Deceptive Trade Practices Act, and claims lost profit damages as well as an exemplary award under statute. The Company believes that this Complaint is without merit, denies the allegations, and is vigorously defending its position. The matter, which is being defended by counsel appointed by the Company's insurance carrier, is currently in arbitration. In the Company's view, even an unfavorable outcome will not have a material adverse effect on the financial position, results of operations or the cash flows of the Company.

     The Company previously reported a lawsuit captioned Karlin v. IVF America, et. al., originally instituted in New York Supreme Court, Westchester County. In December 1999, all aspects of the lawsuit were settled by the Company's insurer and, accordingly, the lawsuit has been dismissed.

     In July 1999, an action was filed in Middlesex Superior Court in Massachusetts, against the Company, the Reproductive Science Center of Boston (the "Center"), an independent genetic testing laboratory, and certain of their respective employees. The Complaint in this matter was served on the Company in March 2000. The action, filed by two former patients of the Center, arises out of plaintiffs' participation during 1996 in an experimental program of preimplanation genetic testing. The plaintiffs allege professional negligence and breach of contract/warranties resulting in the birth of their child who suffers from cystic fibrosis. Plaintiffs seek damages of an undisclosed amount. The Company's insurance carrier has appointed Massachusetts counsel to represent the Company in the matter who is investigating the allegations in cooperation with its co-defendant. The Company has been advised by counsel that while it is too early to comment on the likely course of the litigation, such counsel currently believes that by virtue of insurance coverage available to all the defendants, the suit is not likely to have a material adverse effect on the Company.

     In April 1999, Integra, Inc. filed with the United States Patent and Trademark Office ("USP&T") Before the Trademark Trial and Appeal Board an opposition to the granting of the Company's trademark "INTEGRAMED AMERICA", claiming that the USP&T should deny registration of the Company's trademark. Integra, Inc. allegedly distributes outcome based managed care products, manuals, brochures, patient information and data forms for use in connection with managed behavioral healthcare consulting and research services under the mark "INTEGRA". Since the time of filing the opposition, counsel for the Company has engaged in discussions with Integra's counsel in an effort to resolve Integra's opposition, but no resolution has been reached with respect to the two trademarks. Discovery is currently underway in the matter. Counsel for the Company has advised the Company that in such Counsel opinion, the marks are not confusingly similar. While such counsel can offer no assurances with respect to the outcome of the opposition proceeding, such counsel believes that it is unlikely that the Company's trademark application will not be approved.

     There are other minor legal proceedings to which the Company is a party. In the Company's opinion, the claims asserted and the outcome of such proceedings will not have a material adverse effect on the financial position, results of operations or the cash flows of the Company.

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

NOTE 16 -- RELATED PARTY TRANSACTIONS:

     SDL Consultants, a company owned by Sarason D. Liebler, who became a director of the Company in August, 1994, rendered consulting services to the Company during 1999, 1998 and 1997 for aggregate fees of approximately $78,000, $43,000 and $93,000, respectively.

     Pursuant to the Company's Business Services agreement with Shady Grove, Michael J. Levy, M.D., an employed shareholder physician of the P.C., became a member of the Company's Board of Directors effective March 12, 1998.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the Company's January 1998 equity private placement with Morgan Stanley Venture Partners, M. Fazle Husain, General Partner, became a member of the Company's Board of Directors.

     Pursuant to the Company's Business Services agreement with FCI, Aaron Lifchez, M.D., an employed shareholder physician of FCI, became a member of the Company's Board of Directors in August 1997.

NOTE 17-- SUPPLEMENTAL   DISCLOSURES  OF  CASH  FLOW  INFORMATION  AND  NON-CASH
          TRANSACTIONS:

     In 1999, in connection with the Company's termination of its agreement at its Dallas, TX Reproductive Science Center, the Company applied approximately $258,000 of its outstanding Business Services rights obligation to the physician owner to receivables due from that physician's practice.

     In 1999, in connection with the Company's termination of its agreements at its Kansas City, MO Reproductive Science Center, the Company applied approximately $263,000 of its outstanding Business Services rights obligation to the physician owner to receivables due from that physician's practice.

     In April 1999, the Company entered into a sale-lease back arrangement with Fleet Bank for $532,000 related to various computer equipment.

     In connection with the Company's termination of its agreement with the Reproductive Sciences Medical Center in San Diego, CA effective September 1, 1998, the Company was discharged from its remaining exclusive Business Services right obligation of $650,000 which had been incurred in 1997.

     In 1996, in connection with the Company's acquisition of certain assets of and the right to provide Business Services to the Reproductive Sciences Center of Greater Philadelphia (the "Philadelphia Reproductive Science Center"), the Company incurred a $1,000,000 obligation. In connection with the Company's termination of its agreement with the Philadelphia Reproductive Science Center and due to this Reproductive Science Center's historical operating losses, approximately $583,000 of the Company's exclusive right obligation to the physician owner was applied against the Company's receivable from the physician owner during the six-month period ended June 30, 1998.

     In connection with its acquisition of the exclusive right to provide Business Services to Center for Reproductive Medicine, part of an in-market merger for FCI in January 1998, the Company issued 46,079 shares of Common Stock with an aggregate fair market value equal to approximately $300,000.

     In connection with its acquisition of the exclusive right to provide Business Services to the Shady Grove P.C., in March 1998, the Company issued 159,888 shares of Common Stock with an aggregate fair value equal to approximately $1.2 million and approximately $1.1 million in promissory notes. In January 1999, the Company recorded an additional aggregate obligation of approximately $1.6 million in the form of cash, stock and a note to acquire the balance of the capital stock of Shady Grove. The Company issued 25,868 shares of Common Stock with an aggregate fair value equal to approximately $175,900 in settlement of the stock portion of the obligation.

     In 1997, in connection with the Company's acquisition of certain assets of and the right to provide Business Services to Bay Area Fertility, RSMC and FCI, the Company issued an aggregate of 372,063 shares of Common Stock with an aggregate fair market value equal to approximately $8.7 million.

     In 1998, pursuant to amendments to the Bay Area, FCI, Shady Grove and the Boston agreements, the Company issued warrants to purchase an aggregate of 78,125 shares of Common Stock in exchange for an extension of the term of the Company's respective Business Services contracts from twenty to twenty-five years.

     At December 31, 1997, there were accrued dividends on Preferred Stock outstanding of $464,000.

     State taxes of $94,000, $384,000, and $93,000 were paid in the years ended December 31, 1999, 1998 and 1997, respectively.

     Interest paid in cash during the year ended December 31, 1999, 1998 and 1997, amounted to $361,000, $331,000, and $60,000, respectively. Interest received during the years ended December 31, 1999, 1998 and 1997 amounted to approximately $153,000, $90,000, and $179,000, respectively.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders of IntegraMed America, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 11, 2000 appearing on page F-2 of the 1999 Annual Report to Shareholders of IntegraMed America, Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
February 11, 2000

                                                                     SCHEDULE II


                            INTEGRAMED AMERICA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1999, 1998 and 1997




                                                                 Additions-
                                                  Balance at     Charged to                    Balance at
                                                   Beginning      Costs and                      End of
                                                   of Period      Expenses    Deductions (1)     Period
                                                   ---------      --------    --------------     ------


Year Ended December 31, 1999
Allowance for
doubtful accounts.........................          $831,000    $1,415,000     $1,395,000        $851,000
Year Ended December 31, 1998
Allowance for
doubtful accounts.........................          $394,000    $  978,000     $  541,000        $831,000
Year Ended December 31, 1997
Allowance for
doubtful accounts.........................          $309,000    $  470,000     $  385,000        $394,000

----------------
      (1)Uncollectible accounts written off.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           INTEGRAMED AMERICA, INC.

Dated: March 30, 2000

                           By /s/JOHN W. HLYWAK, JR.
                              ----------------------
                              John W. Hlywak, Jr.
                              Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                       Title                         Date
      ---------                       -----                         ----

/s/ GERARDO CANET
------------------------------
    Gerardo Canet                President,
                                 Chief Executive Officer
                                 and Director
                                 (Principal Executive Officer)  March 30, 2000

/s/ M. FAZLE HUSAIN
------------------------------
    M. Fazle Husain              Director                       March 30, 2000

/s/ MICHAEL J. LEVY, M.D.
------------------------------
    Michael J. Levy, M.D.        Director                       March 30, 2000

/s/ SARASON D. LIEBLER
------------------------------
    Sarason D. Liebler           Director                       March 30, 2000

/s/ AARON S. LIFCHEZ, M.D.
------------------------------
    Aaron S. Lifchez, M.D.       Director                       March 30, 2000

/s/ PATRICIA M. MCSHANE, M.D.
------------------------------
    Patricia M. McShane, M.D.    Director                       March 30, 2000

/s/ LAWRENCE J. STUESSER
------------------------------
    Lawrence J. Stuesser         Director                       March 30, 2000

/s/ ELIZABETH E. TALLETT
------------------------------
    Elizabeth E. Tallett         Director                       March 30, 2000

                                INDEX TO EXHIBITS

                                   Item 14(c)

Exhibit
Number                              Exhibit
------                              -------

 3.1(a)  --   Amended and Restated  Certificate of  Incorporation  of Registrant
              effecting, inter alia, reverse stock split (ii)

 3.1(b)  --   Amendment to Certificate of Incorporation of Registrant increasing
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

 4.9 (c) --   Warrant issued to Jacob Moise, M.D.  (xxii)

 4.9 (d) --   Warrant issued to Jorge Valle, M.D.  (xxii)

 4.10(a) --   Warrant issued to Donald Galen, M.D.  (xxii)

 4.10(b) --   Warrant issued to Arnold Jacobson, M.D.  (xxii)

                                   Item 14(c)
Exhibit
Number                               Exhibit
------                               -------

4.10 (c) --   Warrant issued to Louis Weckstein, M.D.  (xxii)

4.11 (a) --   Warrant issued to Michael J. Levy, M.D.  (xxii)

4.11 (b) --   Warrant issued to Arthur W. Sagoskin, M.D.  (xxii)

4.11 (c) --   Warrant issued to Robert J. Stillman, M.D.  (xxii)

4.11 (d) --   Warrant issued to Robert J.  Stillman,  M.D. dated January 6, 1999
              (xxvi)

4.12 (a) --   Warrant  issued to Patricia M. McShane,  M.D.  dated  November 18,
              1998 (xxvi)

4.12 (b) --   Warrant  issued to Samuel C. Pang,  M.D.  dated  November 18, 1998
              (xxvi)

4.12 (c) --   Warrant  issued to Issac  Glatstein,  M.D. dated November 18, 1998
              (xxvi)

4.13     --   Warrant issued to Vector Securities International, Inc. (xxvi)

10.1     --   Copy of  Registrant's  1988 Stock Option Plan,  including  form of option (i)

10.2     --   Copy of  Registrant's  1992 Stock Option Plan,  including  form of option (i)

10.2(a)  --   Copy of Amendment to Registrant's 1992 Stock Option Plan   (xxii)

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

10.8(a)  --   Copy of new 1994 Lease  Agreement  for medical  office in Mineola,
              New York (v)

10.8(b)  --   Copy of Letter of Credit in favor of Mineola Pavilion  Associates,
              Inc. (viii)

10.9     --   Copy  of  Service  Agreement  for  ambulatory  surgery  center  in
              Mineola, New York (i)

10.10    --   Copy of Agreement with MPD Medical Associates,  P.C. for Center in
              Mineola, New York (i)

                                   Item 14(c)
Exhibit
Number                               Exhibit
------                               -------

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
              IVF America (MA), Inc. (vii)

10.39    --   Copy of Sublease  Agreement for medical office in North Tarrytown,
              New York (viii)

                                   Item 14(c)
Exhibit
Number                               Exhibit
------                               -------

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

10.48(c) --   Management   Agreement   among   IntegraMed   America,   Inc.  and
              Reproductive Endocrine & Fertility  Consultants,  P.A. and Midwest
              Fertility Foundations & Laboratory, Inc. (xxvii)

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

10.52 (a)--   Agreement  dated  September 1, 1998 By and Among Women's Medical &
              Diagnostic  Center,  Inc.,  IntegraMed  America,  Inc. and Florida
              Medical and Research Institute, P.A. (xxv)

                                   Item 14(c)
Exhibit
Number                               Exhibit
------                               -------

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

10.61    --   Management  Agreement  dated  January 7, 1997 by and  between  the
              Registrant and Bay Area  Fertility and  Gynecology  Medical Group,
              Inc. (xiv)

10.61 (a)--   Amendment  No.  1  to  Management   Agreement  between  IntegraMed
              America, Inc. and Bay Area Fertility and Gynecology Medical Group,
              Inc. (xxii)

10.61 (b)--   Amendment  No.  2  to  Management   Agreement  between  IntegraMed
              America, Inc. and Bay Area Fertility and Gynecology Medical Group,
              Inc. (xxvii)

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

10.80 (a)--   Amendment  Effective  January  29,  1998 to  Contract  Number DADA
              15-96-C-009  between INMD and the  Department of the Army,  Walter
              Reed Army  Medical  Center for In Vitro  Fertilization  Laboratory
              Services (xxii)

10.81    --   Management Agreement between Registrant and Reproductive  Sciences
              Medical Center, Inc. (xvii)

10.81 (a)--   Amendment  Dated  July 11,  1997 to  Agreement  with  Reproductive
              Sciences Medical Center, Inc. (xxiv)

10.81 (b)--   Stipulation  of  Settlement  and  Compromise  of all Claims  Among
              IntegraMed America, Inc. and Reproductive Sciences Medical Center,
              Inc. and Samuel H. Wood, M.D. (xxv)

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
              Wood, M.D., Ph.D. (xvii)

10.84    --   Physician-Shareholder  Employment  Agreement between  Reproductive
              Sciences  Medical  Center,  Inc. and Samuel H. Wood,  M.D.,  Ph.D.
              (xvii)

10.85    --   Physician-Shareholder  Employment  Agreement between  Reproductive
              Endocrine & Fertility Consultants,  P.A. and Elwyn M. Grimes, M.D.
              (xvii)

10.86    --   Amendment  to  Management   Agreement   between   Registrant   and
              Reproductive Endocrine & Fertility Consultants, P.A. (xvii)

                                   Item 14(c)
Exhibit
Number                               Exhibit
------                               -------

10.87    --   Amendment to Management Agreement between Registrant and Fertility
              Centers of Illinois, S.C. dated May 2, 1997 (xvii)

10.88    --   Management   Agreement   between   Registrant   and  MPD   Medical
              Associates, P.C. dated June 2, 1997 (xvii)

10.88 (a)--   Amendment to Management Agreement between IntegraMed America, Inc.
              and MPD  Medical  Associates,  P.C.  dated as of  January  1, 1998
              (xxiv)

10.88 (b)--   Management  Agreement  between  IntegraMed  America,  Inc. and MPD
              Medical Associates, P.C. dated July 1, 1999 (xxix)

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
              Partners III, L.P..,  Morgan Stanley  Venture  Investors III, L.P.
              and the Morgan Stanley Venture  Partners  Entrepreneur  Fund, L.P.
              (xix)

10.95    --   Amendment No. 5 to Management  Agreement  between  Registrant  and
              Fertility Centers of Illinois, S.C. dated March 5, 1998 (xxi).

10.95 (a)--   Amendment  No.  6  to  Management   Agreement  between  IntegraMed
              America,  Inc. and Fertility Centers of Illinois,  S.C. dated July
              1, 1999 (xxiii)

10.96    --   Termination  Agreement by and among  Women's  Medical & Diagnostic
              Center,  Inc., W. Banks Hinshaw,  Jr.,  Ph.D.,  M.D., and Robin E.
              Markle, M.D.

10.97    --   Loan  Agreement  between First Union  National Bank and IntegraMed
              America, Inc. dated November 13, 1997.

10.98    --   Management  Agreement  between  IntegraMed  America,  Inc. and MPD
              Medical Associates (MA), P.C. dated October 1, 1997 (xxi)

10.98 (a)--   Amendment  No.  1  to  Management   Agreement  between  IntegraMed
              America, Inc. and MPD Medical Associates (MA) P.C. and Patricia M.
              McShane, M.D. dated November 11, 1998 (xxvi)

10.99    --   Physician-Shareholder  Employment  Agreement  between  MPD Medical
              Associates (MA), P.C. and Patricia McShane,  M.D. dated October 1,
              1997 (xxi)

                                   Item 14(c)
Exhibit
Number                               Exhibit
------                               -------

10.100   --   Asset Purchase and Sale Agreement by and among IntegraMed America,
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

10.105   --   Management  Agreement between Shady Grove Fertility Centers,  P.C.
              and Levy,  Sagoskin and Stillman,  M.D., P.C. dated March 11, 1998
              (xxi)

10.105(a)--   Amendment  No.  1 to  Management  Agreement  between  Shady  Grove
              Fertility Centers, Inc. and Levy Sagoskin and Stillman,  M.D., P.C
              (xxii)

10.105(b)--   Amendment  No.  2 to  Management  Agreement  between  Shady  Grove
              Fertility Centers, Inc. and Levy Sagoskin and Stillman, M.D., P.C.
              dated May 6, 1998 (xxvi)

10.105(c)--   Amendment No. 3 to the  Management  Agreement  between  IntegraMed
              America,  Inc. and Shady Grove Reproductive  Science Center,  P.C.
              dated September 1, 1999 (xxix)

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

                                   Item 14(c)
Exhibit
Number                               Exhibit
------                               -------

10.113   --   Commitment letter with Fleet Bank, National Association (xxiv)

10.113(a)--   Loan  Agreement  dated  September  11,  1998  between   IntegraMed
              America, Inc. and Fleet Bank, National Association (xxv)

10.113(b)--   Master Lease  Agreement  between  Fleet  Capital  Corporation  and
              IntegraMed America, Inc. (xxix)

10.113(c)--   Amendment  Number One to Loan Agreement  dated  September 11, 1998
              between  IntegraMed   America,   Inc.  and  Fleet  Bank,  National
              Association.

10.113(d)--   Amendment  Number Two to Loan Agreement  dated  September 11, 1998
              between  IntegraMed   America,   Inc.  and  Fleet  Bank,  National
              Association.

10.114   --   Management  Agreement Among  IntegraMed  Pharmaceutical  Services,
              Inc., IVP Pharmaceutical Care, Inc., and IntegraMed America,  Inc.
              (xxvii)

10.115   --   Management Agreement between IntegraMed America, Inc. and David R.
              Corley, M.D., P.C. dated July 1, 1999 (xxviii)

10.115(a)--   Personal  Responsibility  Agreement among  Registrant and David R.
              Corley, M.D. (xxviii)

10.116   --   Form of Retention Agreement between Registrant and Kathi Baginski,
              Peter Cucchiara,  Dan Desmarais,  Anders Engen,  Jay Higham,  John
              Hlywak,  Jr.,  Mark Segal,  Claude E.  White,  and Donald S. Wood,
              Ph.D. (xxviii)

21       --  List of Subsidiaries

23.1     --  Consent of PricewaterhouseCoopers LLP

27       --  Financial Data Schedule

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

(vii)    Filed  as  Exhibit  with  identical   exhibit  number  to  Registrant's
         Statement on Form S-4 (Registration No. 33-82038) and incorporated herein by reference thereto.

(viii) Filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(ix) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

(x) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the year ended September 30, 1995.

                                   Item 14(c)
Exhibit
Number                               Exhibit
------                               -------

(xi) Filed as Exhibit with identical number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(xii) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated June 20, 1996.

(xiii) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K/A dated August 20, 1996.

(xiv) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated January 20, 1997.

(xv) Filed as Exhibit with identical exhibit number to Annual Report on Form 10-K for the year ended December 31, 1996.

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

(xxv) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(xxvi) Filed as Exhibit with identical number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(xxvii) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(xxviii) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

(xxix) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.