Form 10-Q
period 2000-03-31
INTEGRAMED AMERICA INC
filed 2000-05-10
CIK 885988

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

                  For the quarterly period ended March 31, 2000

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

                               Yes [X]        No [ ]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 27, 2000 was 4,162,347.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            PAGE

PART I  -      FINANCIAL INFORMATION

    Item 1. Financial Statements

               Consolidated Balance Sheets at March 31, 2000 (unaudited) and
                  December 31, 1999........................................... 3

               Consolidated Statements of Operations for the three-month
                  periods ended March 31, 2000 and 1999 (unaudited)........... 4

               Consolidated Statements of Cash Flows for the three-month
                  periods ended March 31, 2000 and 1999 (unaudited)........... 5

               Notes to Consolidated Financial Statements (unaudited)......... 6

    Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................... 7-9

    Item 3. Quantitative and Qualitative Disclosures About Market Risk........ 9


PART II -   OTHER INFORMATION

    Item 1. Legal Proceedings.................................................10

    Item 2. Changes in Securities.............................................10

    Item 3. Defaults upon Senior Securities...................................10

    Item 4. Submission of Matters to a Vote of Security Holders...............10

    Item 5. Other Information.................................................10

    Item 6. Exhibits and Reports on Form 8-K..................................10


SIGNATURES ...................................................................11

PART I -- FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)
                                     ASSETS
                                                                                                 March 31     December 31,
                                                                                                   2000          1999
                                                                                                ----------    -----------
                                                                                                (unaudited)
Current assets:
  Cash and cash equivalents ....................................................................   $ 3,931      $ 3,650
  Patient accounts receivable, less allowance for doubtful accounts of $1,086 and $851
    in 2000 and 1999, respectively..............................................................    10,134       10,460
  Business Service fees receivable, less allowance for doubtful accounts of $150 and $0
    in 2000 and 1999, respectively..............................................................       575          890
  Other current assets .........................................................................     1,240        1,162
                                                                                                   -------      -------
      Total current assets......................................................................    15,880       16,162
  Fixed assets, net ............................................................................     5,868        5,965
  Intangible assets, net........................................................................    17,944       18,163
  Other assets..................................................................................       542          525
                                                                                                   -------      -------
      Total assets..............................................................................   $40,234      $40,815
                                                                                                   =======      =======

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................................   $ 1,603      $ 1,080
  Accrued liabilities...........................................................................     2,571        2,948
  Due to Medical Practices......................................................................     1,963        1,768
  Current portion of long-term notes payable and other obligations..............................     1,655        1,691
  Patient deposits..............................................................................     3,035        2,970
                                                                                                   -------      -------
      Total current liabilities.................................................................    10,827       10,457
                                                                                                   -------      -------
Long-term notes payable and other obligations...................................................     3,686        3,719
                                                                                                   -------      -------
Shareholders' equity:
  Preferred  Stock,  $1.00 par value - 3,165,644  shares  authorized in 2000 and
    1999,  2,500,000  undesignated;   665,644  shares  designated  as  Series  A
    Cumulative  Convertible of which 165,644 shares were issued and  outstanding in 2000 and
    1999, respectively..........................................................................       166          166
  Common Stock, $.01 par value -  50,000,000 shares authorized in 2000 and 1999;
    and 5,368,960  shares issued in 2000 and 1999...............................................        54           54
  Capital in excess of par .....................................................................    54,107       54,140
  Accumulated deficit ..........................................................................   (24,939)     (25,230)
  Treasury Stock, at cost - 1,106,613 and 746,863 shares in 2000 and 1999, respectively.........    (3,667)      (2,491)
                                                                                                   -------      -------
      Total shareholders' equity ...............................................................    25,721       26,639
                                                                                                   -------      -------
      Total liabilities and shareholders' equity................................................   $40,234      $40,815
                                                                                                   =======      =======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                For the
                                                           three-month period
                                                             ended March 31,
                                                          -------------------
                                                           2000        1999
                                                          -------    -------
                                                             (unaudited)

Revenues, net ........................................   $13,608     $10,532

Cost of services incurred:
   Employee compensation and related expenses.........     5,097       4,068
   Direct materials...................................     2,481       1,095
   Occupancy costs....................................       812         675
   Depreciation.......................................       334         309
   Other expenses.....................................     2,914       2,051
                                                        --------    --------
     Total cost of services rendered..................    11,638       8,198
                                                        --------    --------

Contribution..........................................     1,970       2,334

General and administrative expenses...................     1,349       1,380
Amortization of intangible assets.....................       220         244
Interest income.......................................       (50)        (23)
Interest expense......................................       116         135
                                                        --------    --------
   Total other expenses...............................     1,635       1,736
                                                        --------    --------

Income before income taxes............................       335         598
Provision for income taxes............................        45          80
                                                        --------    --------

Net income............................................  $    290    $    518
Less: Dividends paid and/or accrued on Preferred Stock       (33)        (33)
                                                        --------    --------
Net income applicable to Common Stock.................  $    257    $    485
                                                        ========    ========

Basic and diluted earnings per share of Common Stock..  $   0.06    $   0.10
                                                        ========    ========

Weighted average shares - basic.......................     4,376       4,976
                                                        ========    ========
Weighted average shares - diluted.....................     4,446       5,077
                                                        ========    ========



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                                     For the
                                                                                                three-month period
                                                                                                 ended March 31,
                                                                                               --------------------
                                                                                                2000          1999
                                                                                               ------        ------
                                                                                                   (unaudited)
Cash flows from operating activities:
   Net income ............................................................................   $  290        $   518
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization.....................................................      672            618
Change in assets and liabilities--
     Decrease (increase) in assets:
        Patient accounts receivable.......................................................      326            643
        Business Services fees receivable.................................................      315           (150)
        Other current assets..............................................................      (78)           745
        Other assets......................................................................      (17)            (2)
     (Decrease) increase in liabilities:
         Accounts payable.................................................................      523           (455)
         Accrued liabilities..............................................................     (376)          (546)
         Due to Medical Practices.........................................................      195            191
         Patient deposits.................................................................       65           (695)
                                                                                             ------        -------
Net cash provided by operating activities.................................................    1,915            867
                                                                                             ------        -------

Cash flows used in investing activities:
     Purchase of fixed assets and leasehold improvements..................................     (366)        (1,295)
     Proceeds from sale of fixed assets and leasehold improvements........................       10             --
                                                                                             ------        -------
Net cash used in investing activities.....................................................     (356)        (1,295)
                                                                                             ------        -------

Cash flows used in financing activities:
     Principal repayments on debt.........................................................      (36)          (990)
     Principal repayments under capital lease obligations.................................      (33)            (1)
     Repurchase of Common Stock...........................................................   (1,176)          (509)
     Dividends paid on Convertible Preferred Stock........................................      (33)           (33)
                                                                                             ------        -------
Net cash used in financing activities.....................................................   (1,278)        (1,533)
                                                                                             ------        -------

Net increase (decrease) in cash...........................................................   $  281        $(1,961)
Cash at beginning of period...............................................................    3,650          4,241
                                                                                             ------        -------
Cash at end of period.....................................................................   $3,931        $ 2,280
                                                                                             ======        =======


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2000, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS from continuing operations computations for the three-month periods ended March 31, 2000 and 1999 is as follows (000's omitted, except for per share amounts):

                                                    2000                                  1999
                                       -----------------------------------    ---------------------------------
                                        Income       Shares      Per-Share     Income      Shares     Per-Share
                                      (Numerator) (Denominator)   Amount     (Numerator)(Denominator)  Amount
                                      -----------  -----------   ---------   ----------- -----------  ---------

Net income.............................. $290                                    $518
Less: Preferred stock
   dividends paid or accrued............  (33)                                    (33)
                                         -----                                   ----
Basic EPS
   Net income available to
     Common stockholders................ $257          4,376       $0.06         $485       4,976      $0.10
                                         ====          =====       =====         ====       =====      =====

Effect of Dilutive Securities
Options.................................                  11                                   37
Warrants................................                  59                                   64
                                                       -----                                -----
Diluted EPS
   Net income available to
     Common stockholders................ $257          4,446       $0.06         $485       5,077      $0.10
                                         ====          =====       =====         ====       =====      =====

   For the three-month period ended March 31, 2000, the effect of the assumed exercise of options to purchase approximately 367,000 shares of Common Stock at exercise prices ranging from $4.12 to $5.00 per share and warrants to purchase approximately 103,000 shares of Common Stock at exercise prices ranging from $4.12 to $8.54 per share were excluded in computing the diluted per share amount because the exercise prices of the options and warrants were greater than the average market price of the shares of Common Stock, therefore causing these options and warrants to be antidilutive.

     For the three-month periods ended March 31, 2000 and 1999, approximately 133,000 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amount as they were antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations

     The following table shows the percentage of revenues represented by various expense and other income items reflected in the Company's Consolidated Statement of Operations.

                                                                  For the
                                                             three-month period
                                                               ended March 31,
                                                             -------------------
                                                              2000        1999
                                                             -------    -------
                                                                (unaudited)

  Revenues, net.............................................   100%      100%
  Costs of services incurred:
       Employee compensation and related expenses...........  37.5%     38.6%
       Direct materials.....................................  18.1%     10.4%
       Occupancy costs......................................   6.0%      6.4%
       Depreciation.........................................   2.5%      2.9%
       Other expenses.......................................  21.4%     19.5%
                                                              -----     -----
       Total costs of services..............................  85.5%     77.8%
  Contribution..............................................  14.5%     22.2%
  General and administrative expenses.......................   9.9%     13.1%
  Amortization of intangible assets.........................   1.6%      2.3%
  Interest income...........................................  (0.4%)    (0.2%)
  Interest expense..........................................   0.9%      1.3%
                                                             ------    ------
       Total other expenses.................................  12.0%     16.5%
                                                              -----     -----
  Income before income taxes................................   2.5%      5.7%
  Provision for income taxes................................   0.3%      0.8%
                                                             ------    ------
  Net income................................................   2.2%      4.9%
                                                             ======    ======


 Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenues for the three  months  ended March 31, 2000 (the first  quarter of
2000) were approximately $13.6 million as compared to approximately $10.5 million for the three months ended March 31, 1999, an increase of 29.2%. Approximately 39% of the increase is attributable to same market growth in reimbursed costs and business service fees in the Reproductive Science Centers, offset by the elimination of terminated Business Services contracts. Approximately 61% of the increase is attributable to new businesses and agreements entered into subsequent to the first quarter of 1999. Same market growth in revenues was principally attributable to increases in patient volume. The new business and new business service increase in revenues was comprised of the following: (i) an approximate $1.8 million increase in reimbursed costs of services, offset by a decrease of $600,000 in the Company's Business Services fees derived from the Reproductive Science Centers' net revenue and/or earnings; and (ii) $1.9 million from pharmaceutical sales.

     Total costs of services as a percentage of revenues were 85.5% in the first quarter of 2000, compared to 77.8% in the first quarter of 1999. Direct materials increased as a percentage of revenues, primarily due to the cost of products sold at IntegraMed Pharmaceutical Services. Other expenses increased as a percentage of revenue, due to administrative costs at IntegraMed Pharmaceutical Services, as well as increases in bad debt provisions at various Reproductive Science Centers.

     Contribution was approximately $2.0 million in the first quarter of 2000 as compared to $2.3 million in the first quarter of 1999, a decrease of approximately 15.6%. This decrease is the result of (i) the reduced contribution from the hospital based Reproductive Science Center in New Jersey, which has exhibited declining revenues due to the physician turnover, (ii) increased expenses at the Boston based Reproductive Science Center, primarily the result of planned infrastructure improvements, and (iii) reduced operating levels at the Kansas City based Reproductive Science Center which was closed at the end of the first quarter. In addition, the contribution margin percentage has been negatively impacted by pharmaceutical sales, which have a significantly lower margin than the Reproductive Science Centers.

     General and administrative expenses for the first quarter of 2000 were approximately $1.3 million as compared to approximately $1.4 million in the first quarter of 1999, a decrease of 2.2%. The decrease was largely due to decreases in staffing and compensation attributable to the near-complete implementation of the Company's proprietary ArtWorks suite of fertility care information systems. As a percentage of revenues, general and administrative expenses decreased to approximately 9.9% in the first quarter of 2000 from approximately 13.1% in the first quarter of 1999.

     Amortization of intangible assets was $220,000 in the first quarter of 2000 as compared to $244,000 in the first quarter of 1999, a decrease of 9.8%. This decrease was attributable to the accelerated amortization of business service rights recorded in the fourth quarter of 1999, related to single physician practices.

     Interest income for the first quarter of 2000 increased to $50,000 from $23,000 for the first quarter of 1999, due to a higher cash balance and financing proceeds from Reproductive Science Center build-outs. Interest expense for the first quarter of 2000 decreased to $116,000 from $135,000 in the first quarter of 1999, due to an decrease in notes payable to Medical Providers for exclusive business service rights.

     The provision for income taxes primarily related to state taxes. The provision for income taxes decreased to $45,000 in the first quarter of 2000 from $80,000 in the first quarter of 1999 due to the decrease in Network contribution at existing sites, and additional tax planning considerations.

     Net income was $290,000 in the first quarter of 2000 as compared to $518,000 in the first quarter of 1999, a decrease of 44%. The decrease was primarily due to (i) decreasing revenues related to physician turnover at the Company's hospital based Reproductive Science Center, (ii) increased infrastructure costs at the Boston Reproductive Science Center, and (iii) the wind down of the Kansas City Reproductive Science Center operations.

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

     At March 31, 2000, the Company had working capital of approximately $5.1 million, approximately $3.9 million of which consisted of cash and cash equivalents, compared to working capital of approximately $5.7 million at December 31, 1999, approximately $3.7 million of which consisted of cash and cash equivalents. The net decrease in working capital at March 31, 2000 was principally due to the repurchase of 359,750 shares of the Company's Common Stock for an aggregate purchase price of $1.2 million.

       The Company expects its cash flows from operating activities to be sufficient to fund its needs for asset acquisition, debt repayments and Common Stock repurchase program for the next year.

Forward Looking Statements

     This Form 10-Q and discussions and/or announcements made by or on behalf of the Company, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, may, will, expect, believe, estimate, anticipate, continue, or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to the following factors: the Company's ability to acquire additional business service agreements, including the Company's ability to raise additional debt and/or equity capital to finance future growth, the loss of significant business service agreement(s), the profitability or lack thereof at Reproductive Science Centers serviced by the Company, increases in overhead due to expansion, the exclusion of infertility and ART services from insurance coverage, government laws and regulations regarding health care, changes in managed care contracting, the timely development of and acceptance of new infertility, ART and/or genetic technologies and techniques.

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


                                           INTEGRAMED AMERICA, INC.
                                           (Registrant)




Date:    May 10, 2000             By:      /s/John W. Hlywak, Jr.
                                           -------------------------------
                                           John W. Hlywak, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)