Form 10-Q
period 2000-06-30
INTEGRAMED AMERICA INC
filed 2000-08-14
CIK 885988

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

                  For the quarterly period ended June 30, 2000

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

                                Yes [X]    No [ ]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 1, 2000 was 4,057,347.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            PAGE

PART I  -   FINANCIAL INFORMATION

    Item 1. Financial Statements

               Consolidated Balance Sheets at June 30, 2000 (unaudited) and
                  December 31, 1999........................................... 3

               Consolidated Statements of Operations for the three and
                  six-month periods ended June 30, 2000 and 1999 (unaudited).. 4

               Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999 (unaudited).................... 5

               Notes to Consolidated Financial Statements (unaudited)....... 6-7

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................... 8-11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk........11


PART II -   OTHER INFORMATION

    Item 1. Legal Proceedings.................................................12

    Item 2. Changes in Securities.............................................12

    Item 3. Defaults upon Senior Securities...................................12

    Item 4. Submission of Matters to a Vote of Security Holders...............12

    Item 5. Other Information.................................................12

    Item 6. Exhibits and Reports on Form 8-K..................................12


SIGNATURES              ......................................................13

INDEX TO EXHIBITS       ......................................................14

PART I -- FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)
                                     ASSETS
                                                                                                June 30,     December 31,
                                                                                                ----------   ------------
                                                                                                   2000          1999
                                                                                                ----------   ------------
                                                                                                (unaudited)
Current assets:
  Cash and cash equivalents ....................................................................   $ 3,532      $ 3,650
  Patient accounts receivable, less allowance for doubtful accounts of $881 and $851
    in 2000 and 1999, respectively..............................................................     9,430       10,460
  Business Service fees receivable, less allowance for doubtful accounts of $150 and $0
    in 2000 and 1999, respectively..............................................................       375          890
  Other current assets .........................................................................     1,184        1,162
                                                                                                   -------      -------
      Total current assets......................................................................    14,521       16,162
  Fixed assets, net ............................................................................     5,354        5,965
  Intangible assets, net........................................................................    18,206       18,163
  Other assets..................................................................................       493          525
                                                                                                   -------      -------
      Total assets..............................................................................   $38,574      $40,815
                                                                                                   =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................................   $ 1,763      $ 1,080
  Accrued liabilities...........................................................................     2,694        2,948
  Due to Medical Practices......................................................................     1,731        1,768
  Current portion of long-term notes payable and other obligations..............................     1,131        1,691
  Patient deposits..............................................................................     2,692        2,970
                                                                                                   -------      -------
      Total current liabilities.................................................................    10,011       10,457
                                                                                                   -------      -------
Long-term notes payable and other obligations...................................................     3,153        3,719
                                                                                                   -------      -------
Shareholders' equity:
  Preferred  Stock,  $1.00 par value - 3,165,644  shares  authorized in 2000 and
    1999,  2,500,000  undesignated;   665,644  shares  designated  as  Series  A
    Cumulative  Convertible of which 165,644 shares were issued and  outstanding in 2000 and
    1999, respectively..........................................................................       166          166
  Common Stock, $.01 par value -  50,000,000 shares authorized in 2000 and 1999;
    and 5,368,960  shares issued in 2000 and 1999...............................................        54           54
  Capital in excess of par .....................................................................    54,074       54,140
  Accumulated deficit ..........................................................................   (24,572)     (25,230)
  Treasury Stock, at cost - 1,311,613 and 746,863 shares in 2000 and 1999, respectively.........    (4,312)      (2,491)
                                                                                                   -------      -------
      Total shareholders' equity ...............................................................    25,410       26,639
                                                                                                   -------      -------
      Total liabilities and shareholders' equity................................................   $38,574      $40,815
                                                                                                   =======      =======

        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                            For the                    For the
                                                                       three-month period         six-month period
                                                                         ended June 30,             ended June 30,
                                                                       ------------------         ------------------
                                                                        2000        1999           2000        1999
                                                                       ------      ------         ------      ------
                                                                           (unaudited)                (unaudited)

Revenues, net ...................................................     $13,527      $10,860        $27,135     $21,392

Cost of services incurred:
   Employee compensation and related expenses....................       5,370        4,195         10,467       8,262
   Direct materials..............................................       2,680        1,211          5,161       2,306
   Occupancy costs...............................................         847          687          1,660       1,362
   Depreciation..................................................         345          300            679         609
   Other expenses................................................       2,206        1,969          5,119       4,021
                                                                      -------      -------        -------     -------
     Total cost of services rendered.............................      11,448        8,362         23,086      16,560
                                                                      -------      -------        -------     -------

Contribution.....................................................       2,079        2,498          4,049       4,832

General and administrative expenses..............................       1,390        1,513          2,739       2,893
Amortization of intangible assets................................         214          261            434         505
Interest income..................................................         (35)         (18)           (85)        (41)
Interest expense.................................................         103          125            219         260
                                                                      -------      -------        -------     -------
   Total other expenses..........................................       1,672        1,881          3,307       3,617
                                                                      -------      -------       --------     -------

Income before income taxes.......................................         407          617            742       1,215
Provision for income taxes.......................................          39           91             84         171
                                                                      -------      -------        -------     -------

Net income.......................................................     $   368      $   526        $   658     $ 1,044
Less: Dividends paid and/or accrued on Preferred Stock...........          33           33             66          66
                                                                      -------      -------        -------     -------
Net income applicable to Common Stock............................     $   335      $   493        $   592     $   978
                                                                      =======      =======        =======     =======

Basic and diluted earnings per share of Common Stock.............     $  0.08      $  0.10        $  0.14     $  0.20
                                                                      =======      =======        =======     =======

Weighted average shares - basic..................................       4,163        4,887          4,270       4,931
                                                                      =======      =======        =======     =======
Weighted average shares - diluted................................       4,226        4,962          4,334       5,008
                                                                      =======      =======        =======     =======



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                            For the
                                                                                       six-month period
                                                                                        ended June 30,
                                                                                       -----------------
                                                                                        2000       1999
                                                                                       ------     ------
                                                                                          (unaudited)
Cash flows from operating activities:
   Net income ......................................................................  $  658      $1,044
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.................................................   1,349       1,264
Change in assets and liabilities--
     Decrease (increase) in assets:
        Patient accounts receivable.................................................   1,030       1,063
        Business Services fees receivable...........................................     515        (208)
        Other current assets........................................................     (22)        533
        Other assets................................................................      32          97
     Increase (decrease) in liabilities:
         Accounts payable...........................................................     683         170
         Accrued liabilities........................................................      19         540
         Due to Medical Practices...................................................     (37)       (692)
         Patient deposits...........................................................    (278)       (877)
                                                                                      ------      ------
Net cash provided by operating activities...........................................   3,949       2,934
                                                                                      ------      ------

Cash flows used in investing activities:
     Purchase of fixed assets and leasehold improvements............................    (588)     (1,443)
     Proceeds from sale of fixed assets and leasehold improvements..................      10          --
     Payment for exclusive Business Service rights..................................    (476)         --
                                                                                      ------      ------
Net cash used in investing activities...............................................  (1,054)     (1,443)
                                                                                      ------      ------

Cash flows used in financing activities:
     Proceeds from IVP Care, Inc....................................................      --         150
     Principal repayments on debt...................................................  (1,060)     (1,540)
     Principal repayments under capital lease obligations...........................     (66)        (22)
     Repurchase of Common Stock.....................................................  (1,821)       (713)
     Dividends paid on Convertible Preferred Stock..................................     (66)        (66)
                                                                                      ------      ------
Net cash used in financing activities...............................................  (3,013)     (2,191)
                                                                                      ------      ------

Net decrease in cash................................................................    (118)       (700)
Cash at beginning of period.........................................................   3,650       4,241
                                                                                      ------      ------
Cash at end of period...............................................................  $3,532      $3,541
                                                                                      ======      ======


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2000, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2000 and 1999 is as follows (000's omitted, except for per share amounts):

                                                                     For the                 For the
                                                                   three-month              six-month
                                                                  period ended             period ended
                                                                    June 30,                 June 30,
                                                                  ------------             ------------
                                                                  2000    1999             2000    1999
                                                                  ----    ----             ----    ----
                                                                   (unaudited)              (unaudited)

Numerator
Net Income ...................................................   $ 368   $ 526            $ 658   $1,044
Less: Preferred Stock dividends paid..........................      33      33               66       66
                                                                 -----   -----            -----   ------
Net income available to common stockholders...................   $ 335   $ 493            $ 592   $  978
                                                                 =====   =====            =====   ======

Denominator
Weighted average shares basic.................................   4,163   4,887            4,270    4,931
Effect of dilutive options and warrants.......................      63      75               64       77
                                                                 -----   -----            -----   ------
Weighted average shares and dilutive potential
    common shares.............................................   4,226   4,962            4,334    5,008
                                                                 =====   =====            =====   ======

Basic and diluted EPS.........................................   $0.08   $0.10            $0.14   $ 0.20

    For both the three and six-month periods ended June 30, 2000, the effect of the assumed exercise of options to purchase approximately 550,000 shares of Common Stock at exercise prices ranging from $3.19 to $5.00 per share were excluded in computing the diluted per share amount because the exercise prices of the options were greater than the average market price of the shares of Common Stock, therefore, causing these options to be antidilutive. For both the three and six-month periods ended June 30, 2000, the effect of the assumed exercise of warrants to purchase approximately 103,000 shares of Common Stock at exercise prices ranging from $4.12 to $8.54 per share were excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, therefore, causing these warrants to be antidilutive.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


    For both the three and six-month periods ended June 30, 1999, the effect of the assumed exercise of options to purchase approximately 338,000 and 47,000 shares of Common Stock, respectively, at exercise prices ranging from $4.00 to $5.00 and from $4.63 to $5.00, respectively, per share were excluded in computing the diluted per share amount because the exercise prices of the options where greater than the average market price of the shares of Common Stock, therefore, causing these options to be antidilutive. For both the three and six-month periods ended June 30, 1999, the effect of the assumed exercise of warrants to purchase approximately 121,000 and 75,000 shares of Common Stock, respectively, at exercise prices ranging from $4.12 to $8.54 and from $4.94 to $8.54, respectively, per share were excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, therefore, causing these warrants to be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations

     The following table shows the percentage of revenues represented by various
expense  and  other  income  items  reflected  in  the  Company's   Consolidated
Statements of Operations.

                                                                          For the                For the
                                                                     three-month period      six-month period
                                                                       ended June 30,          ended June 30,
                                                                     ------------------      -----------------
                                                                       2000       1999        2000       1999
                                                                     -------     ------      ------     ------
                                                                         (unaudited)            (unaudited)

         Revenues, net......................................          100.0%     100.0%      100.0%     100.0%
         Costs of services incurred:
              Employee compensation and related expenses....           39.7       38.6        38.6       38.6
              Direct materials..............................           19.8       11.1        19.0       10.8
              Occupancy costs...............................            6.3        6.3         6.1        6.4
              Depreciation..................................            2.5        2.8         2.5        2.8
              Other expenses................................           16.3       18.2        18.9       18.8
                                                                      -----      -----       -----      -----
              Total costs of services.......................           84.6       77.0        85.1       77.4
         Contribution.......................................           15.4       23.0        14.9       22.6
                                                                      -----      -----       -----      -----
         General and administrative expenses................           10.3       13.9        10.1       13.5
         Amortization of intangible assets..................            1.6        2.4         1.6        2.4
         Interest income....................................           (0.3)      (0.2)       (0.3)      (0.2)
         Interest expense...................................            0.8        1.2         0.8        1.2
                                                                      -----      -----       -----      -----
              Total other expenses..........................           12.4       17.3        12.2       16.9
         Income before income taxes.........................            3.0        5.7         2.7        5.7
         Provision for income taxes.........................            0.3        0.9         0.3        0.8
                                                                      -----      -----       -----      -----
         Net income.........................................            2.7%       4.8%        2.4%       4.9%
                                                                      =====      =====       =====      =====

   Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenues for the quarter ended June 30, 2000 were approximately $13.5 million as compared to approximately $10.9 million for the quarter ended June 30, 1999, an increase of 24.6%. Approximately 41.7% of the increase is attributable to same market growth in reimbursed costs and Business Service fees in the Reproductive Science Centers, offset by the elimination of terminated Business Services contracts. Approximately 58.3% of the increase is attributable to new businesses and agreements entered into subsequent to the first quarter of 1999. Same market growth in revenues was principally attributable to increases in patient volume. The same market increase in revenues was comprised of the following: (i) an approximate $1.6 million increase in reimbursed costs of services associated with the increased patient volume, offset by a decrease of $0.8 million in the Company's Business Services fees derived from the Reproductive Science Centers' net revenue and/or earnings; and (ii) $1.9 million from pharmaceutical sales.

     Total costs of services as a percentage of revenues were 84.6% in the second quarter of 2000, compared to 77.0% in the second quarter of 1999. Employee compensation increased as a percentage of revenue, due to planned headcount increases at various Reproductive Science Centers. Direct materials increased as a percentage of revenues, primarily due to the cost of products sold at IntegraMed Pharmaceutical Services. Other expenses decreased as a percentage of revenue partially due to the elimination of reserves required for the Kansas City operation.

     Contribution was approximately $2.1 million in the second quarter of 2000 as compared to $2.5 million in the second quarter of 1999, a decrease of approximately 16.8%. This decrease is the result of (i) the reduced contribution from the hospital based Reproductive Science Center in New Jersey, which has exhibited declining revenues due to physician turnover, (ii) increased expenses at the Boston based Reproductive Science Center, primarily the result of planned infrastructure improvements, (iii) the termination of the Company's government contract in Washington, DC, and (iv) the wind down of the Kansas City Reproductive Science Center operations. In addition, the contribution margin percentage has been negatively impacted by pharmaceutical sales, which have a significantly lower margin than the Reproductive Science Centers.

     General and administrative expenses for the second quarter of 2000 were approximately $1.4 million as compared to approximately $1.5 million in the second quarter of 1999, a decrease of 8.1%. The decrease was largely due to decreases in staffing and compensation attributable to the implementation of the Company's proprietary ARTWorks suite of fertility care information systems. As a percentage of revenues, general and administrative expenses decreased to approximately 10.3% in the second quarter of 2000 from approximately 13.9% in the second quarter of 1999.

     Amortization of intangible assets was $214,000 in the second quarter of 2000 as compared to $261,000 in the second quarter of 1999, a decrease of 18.0%. This decrease was attributable to the termination of single physician practices during the 1999 calendar year.

     Interest income for the first quarter of 2000 increased to $35,000 from $18,000 for the second quarter of 1999, due to a higher cash balance and financing proceeds from Reproductive Science Center build-outs. Interest expense for the second quarter of 2000 decreased to $103,000 from $125,000 in the second quarter of 1999, due to an decrease in notes payable to Medical Providers for exclusive Business Service rights.

     The provision for income taxes primarily related to state taxes. The provision for income taxes decreased to $39,000 in the second quarter of 2000 from $91,000 in the second quarter of 1999 due to the decrease in Network contribution at existing sites, and additional tax planning considerations.

     Net income was $368,000 in the second quarter of 2000 as compared to $526,000 in the second quarter of 1999, a decrease of 30.0%. The decrease was primarily due to (i) decreasing revenues related to physician turnover at the Company's hospital based Reproductive Science Center in New Jersey, (ii) increased infrastructure costs at the Boston Reproductive Science Center, (iii) the termination of the Company's government contract in Washington, DC and (iv) the wind down of the Kansas City Reproductive Science Center operations.

   Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenues for the six months ended June 30, 2000 were approximately $27.1 million as compared to approximately $21.4 million for the six months ended June 30, 1999, an increase of 26.8%. Approximately 45.3% of the increase is attributable to same market growth in reimbursed costs and Business Service fees in the Reproductive Science Centers, offset by the elimination of terminated Business Services contracts. Approximately 54.7% of the increase is attributable to new businesses and agreements entered into during June 1999. Same market growth in revenues was principally attributable to increases in patient volume. The same market increase in revenues was comprised of the following: (i) an approximate $3.4 million increase in reimbursed costs of services, offset by a decrease of $1.5 million in the Company's Business Services fees derived from the Reproductive Science Centers' net revenue and/or earnings; and (ii) $3.8 million from pharmaceutical sales.

     Total costs of services as a percentage of revenues were 85.1% during the first six months of 2000, compared to 77.4% in the same period of 1999. Direct materials increased as a percentage of revenues, primarily due to the cost of products sold at IntegraMed Pharmaceutical Services. This increase was partially offset by a reduction in expenses associated with the donor egg program in the Company's hospital based Reproductive Science Center.

     Contribution was approximately $4.0 million during the first six months of 2000 as compared to $4.8 million during the same period of 1999, a decrease of approximately 16.2%. This decrease is the result of (i) the reduced contribution from the hospital based Reproductive Science Center in New Jersey, which has exhibited a decline in revenues due to the physician turnover, (ii) increased expenses at the Boston based Reproductive Science Center, primarily the result of planned infrastructure improvements, and (iii) the wind down of operations in the Company's Kansas City Reproductive Science Center. In addition, the contribution margin percentage has been negatively impacted by a higher proportion of revenue from pharmaceutical sales, which have a significantly lower margin than the Reproductive Science Centers.

     General and administrative expenses for the first six months of 2000 were approximately $2.7 million as compared to approximately $2.9 million for the first half of 1999, a decrease of 5.3%. The decrease was largely due to decreases in staffing and compensation attributable to the implementation of the Company's proprietary ARTWorks suite of fertility care information systems. As a percentage of revenues, general and administrative expenses decreased to approximately 10.1% for the first six months of 2000 from approximately 13.5% during the first half of 1999.

     Amortization of intangible assets was $434,000 for the first half of 2000 as compared to $505,000 during the same period of 1999, a decrease of 14.1%. This decrease was attributable to the termination of single physician practices during the 1999 calendar year.

     Interest income for the first six months of 2000 increased to $85,000 from $41,000 for same period of 1999, due to a higher cash balance and financing proceeds from Reproductive Science Center build-outs. Interest expense for the first six months of 2000 decreased to $219,000 from $260,000 during the same period of 1999, due to an decrease in notes payable to Medical Providers for exclusive Business Service rights, and a partial payment on a credit line from the Company's financing institution.

     The  provision  for  income  taxes is  primarily  related  to state  taxes.
Comparing the first six months of 2000 to the first six months of 1999, the provision for income taxes decreased from $171,000 to $84,000 due to the decrease in Network contribution at existing sites, and additional tax planning considerations.

     Net income was $658,000 for the first six months of 2000 as compared to $1.0 million for the first six months of 1999, a decrease of 37.0%. The decrease was primarily due to (i) decreasing revenues related to physician turnover at the Company's hospital based Reproductive Science Center in New Jersey, (ii) increased infrastructure costs at the Boston Reproductive Science Center, and
(iii) the wind down of the Kansas City Reproductive Science Center operations.


Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through sales of equity securities. More recently, the Company has commenced using bank financing for working capital and acquisition purposes. The Company anticipates that its acquisition and product development strategy will continue to require substantial capital investment. Capital is needed not only for additional acquisitions, but also for the effective integration, operation and expansion of the Company's existing Reproductive Science Centers as well as the development of new products and services.

     At June 30, 2000, the Company had working capital of approximately $4.5 million, approximately $3.5 million of which consisted of cash and cash equivalents, compared to working capital of approximately $5.7 million at December 31, 1999, approximately $3.7 million of which consisted of cash and cash equivalents. The net decrease in working capital at June 30, 2000 was principally due to (i) the repurchase of 564,750 shares of the Company's Common Stock for an aggregate purchase price of $1.8 million, (ii) the payoff of notes payable to Medical Providers for exclusive Business Service rights, and (iii) scheduled debt repayments on existing credit lines with the Company's financial institution.

     The Company anticipates that its contract with the hospital-based Institute of Reproductive Medicine and Science of Saint Barnabas Medical Center in New Jersey will expire at the end of 2001 and will not be renewed. Annualized revenues and contribution from that contract approximate $2.85 million and $1.47 million, respectively.

     The Company is coming under increased pressure from the Medical Practices associated with its Reproductive Science Centers to reduce the Business Service fees associated with the Reproductive Science Centers' net revenues and/or earnings. The Company is unable to determine at this time the impact and amount of such possible reductions in income.

     The Company has been unable to add any new Reproductive Science Centers within the last two years due to changing market conditions. The Company is adjusting its service and product offerings to what it believes will be accepted in the market. There is no assurance that the Company's new service and product offerings will be successful.

       The Company expects its cash flows from operating activities to be sufficient to fund its needs for asset acquisition, product and service development, debt repayments and Common Stock repurchase program for the next year.

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

     Item 2.      Changes in Securities.
                     None.

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.
                     At an annual  shareholders'  meeting  held on May 23, 2000, the following matters were approved: 1) Election of eight directors; and 2) approval and ratification of the Company's 2000 Long-Term Compensation Plan. The following is a tabulation of the shareholder votes from the May 23, 2000 Annual Meeting of Shareholders:

                                                                   Withhold
                   Proposal 1 - Directors             For         Authority
                   ----------------------             ---         ---------
                   Gerardo Canet                  3,530,513        192,077
                   M. Fazle Husain                3,530,513        192,077
                   Michael J. Levy, M.D.          3,530,513        192,077
                   Sarason D. Liebler             3,530,513        192,077
                   Aaron S. Lifchez, M.D.         3,530,513        192,077
                   Patricia M. McShane, M.D.      3,530,513        192,077
                   Lawrence Stuesser              3,530,513        192,077
                   Elizabeth E. Tallett           3,530,513        192,077

                   Proposal 2 - 2000 Long-Term                     Withhold                          Broker
                   Compensation Plan                  For          Authority        Abstentions     Non-Votes
                   ------------------                 ---          ---------        -----------     ---------
                                                  2,063,367        221,222             4,175        1,433,821

     Item 5.      Other Information.
                     None.

     Item 6.      Exhibits and Reports on Form 8-K.
                     (a)    Exhibits
                            See Index to Exhibits on page 14.

                     (b)    Reports on Form 8-K
                            None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               INTEGRAMED AMERICA, INC.
                                               (Registrant)




Date:    August 14, 2000              By:      /s/John W. Hlywak, Jr.
                                               ----------------------
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial and
                                               Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                               Exhibit

10.61(c)  --   Amendment  No.  3  to  Management  Agreement  between  IntegraMed
               America,  Inc.  and Bay Area  Fertility  and  Gynecology  Medical
               Group, Inc. dated April 1, 2000

10.95(b)  --   Amendment  No.  7  to  Management  Agreement  between  IntegraMed
               America, Inc. and Fertility Centers of Illinois, P.C. dated April
               1, 2000.

10.105(d) --   Amendment  No.  4  to  Management  Agreement  between  IntegraMed
               America,  Inc. and Shady Grove Reproductive  Science Center, P.C.
               dated April 1, 2000.

10.117    --   Form of  Indemnification  Agreement  dated  June 1, 2000  between
               IntegraMed America, Inc. and M. Fazle Husain, Michael Levy, M.D.,
               Aaron Lifchez, M.D., Sarason Liebler,  Larry Stuesser,  Elizabeth
               E. Tallett,  Gerardo Canet,  Peter  Cucchiara,  Jay Higham,  John
               Hlywak, Jr., Claude E. White, and Donald S. Wood, Ph.D.

27        --   Financial Data Schedule