Form 10-Q
period 2000-09-30
INTEGRAMED AMERICA INC
filed 2000-11-13
CIK 885988

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

                For the quarterly period ended September 30, 2000

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


               Yes [X]                   No [  ]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 1, 2000 was 3,813,557.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            PAGE

PART I  -   FINANCIAL INFORMATION

    Item 1. Financial Statements

               Consolidated Balance Sheets at September 30, 2000 (unaudited)
                 and December 31, 1999........................................ 3

               Consolidated Statements of Operations for the three and
                 nine-month periods ended September 30, 2000 and
                 1999 (unaudited)............................................. 4

               Consolidated Statements of Cash Flows for the nine-month
                 periods ended September 30, 2000 and 1999 (unaudited)........ 5

               Notes to Consolidated Financial Statements (unaudited)....... 6-7

    Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations....................................... 8-11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk........11


PART II -   OTHER INFORMATION

    Item 1. Legal Proceedings.................................................12

    Item 2. Changes in Securities.............................................12

    Item 3. Defaults upon Senior Securities...................................12

    Item 4. Submission of Matters to a Vote of Security Holders...............12

    Item 5. Other Information.................................................12

    Item 6. Exhibits and Reports on Form 8-K..................................12


SIGNATURES  ..................................................................13

INDEX TO EXHIBITS ............................................................14

PART I -- FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)
                                     ASSETS
                                                                                               September 30,      December 31,
                                                                                               -------------      ------------
                                                                                                   2000               1999
                                                                                               -------------      ------------
                                                                                                (unaudited)
Current assets:
  Cash and cash equivalents ....................................................................   $ 4,182          $ 3,650
  Patient accounts receivable, less allowance for doubtful accounts of $1,117 and $851
    in 2000 and 1999, respectively..............................................................    10,445           10,460
  Business Service fees receivable, less allowance for doubtful accounts of $150 and $0
    in 2000 and 1999, respectively..............................................................       591              890
  Other current assets .........................................................................     1,357            1,162
                                                                                                   -------          -------
      Total current assets......................................................................    16,575           16,162
  Fixed assets, net ............................................................................     5,067            5,965
  Intangible assets, net........................................................................    17,990           18,163
  Other assets..................................................................................       358              525
                                                                                                   -------          -------
      Total assets..............................................................................   $39,990          $40,815
                                                                                                   =======          =======

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................................   $ 1,731          $ 1,080
  Accrued liabilities...........................................................................     3,102            2,948
  Due to Medical Practices......................................................................     3,063            1,768
  Current portion of long-term notes payable and other obligations..............................     1,132            1,691
  Patient deposits..............................................................................     2,846            2,970
                                                                                                   -------          -------
      Total current liabilities.................................................................    11,874           10,457
                                                                                                   -------          -------
Long-term notes payable and other obligations...................................................     2,719            3,719
                                                                                                   -------          -------
Shareholders' equity:
  Preferred  Stock,  $1.00 par value - 3,165,644  shares  authorized in 2000 and
    1999,  2,500,000  undesignated;   665,644  shares  designated  as  Series  A
    Cumulative  Convertible of which 165,644 shares were issued and  outstanding in 2000 and
    1999, respectively..........................................................................       166              166
  Common Stock, $.01 par value -  50,000,000 shares authorized in 2000 and 1999;
    and 5,413,571 and 5,368,960  shares issued in 2000 and 1999, respectively...................        54               54
  Capital in excess of par .....................................................................    54,182           54,140
  Accumulated deficit ..........................................................................   (24,131)         (25,230)
  Treasury Stock, at cost - 1,499,113 and 746,863 shares in 2000 and 1999, respectively.........    (4,874)          (2,491)
                                                                                                   -------          -------
      Total shareholders' equity ...............................................................    25,397           26,639
                                                                                                   -------          -------
      Total liabilities and shareholders' equity................................................   $39,990          $40,815
                                                                                                   =======          =======

        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                  For the                   For the
                                                            three-month period        nine-month period
                                                            ended September 30,       ended September 30,
                                                           --------------------       --------------------
                                                              2000       1999           2000       1999
                                                           --------   ---------       ---------  ---------
                                                                (unaudited)               (unaudited)

Revenues, net ............................................   $14,810     $11,862         $41,945    $33,255

Cost of services incurred:
   Employee compensation and related expenses.............     5,441       4,620          15,908     12,883
   Direct materials.......................................     3,267       1,785           8,428      4,091
   Occupancy costs........................................       827         766           2,487      2,674
   Depreciation...........................................       307         402             986      1,011
   Other expenses.........................................     2,536       1,899           7,655      5,373
                                                             -------     -------         -------    -------
     Total cost of services rendered......................    12,378       9,472          35,464     26,032
                                                             -------     -------         -------    -------

Contribution..............................................     2,432       2,390           6,481      7,223

General and administrative expenses.......................     1,642       1,611           4,381      4,504
Amortization of intangible assets.........................       216         274             650        779
Interest income...........................................       (56)        (46)           (141)       (88)
Interest expense..........................................       109         121             328        382
                                                             -------     -------         -------    -------
   Total other expenses...................................     1,911       1,960           5,218      5,577

Income before income taxes................................       521         430           1,263      1,646
Provision for income taxes................................        81          45             165        217
                                                             -------     -------         -------    -------

Net income................................................       440         385           1,098      1,429
Less: Dividends paid and/or accrued on Preferred Stock....        33          33              99         99
                                                             -------     -------         -------    -------
Net income applicable to Common Stock.....................   $   407     $   352         $   999    $ 1,330
                                                             =======     =======         =======    =======
Basic earnings per share of Common Stock..................   $  0.10     $  0.07         $  0.24    $  0.27
                                                             =======     =======         =======    =======
Diluted earnings per share of Common Stock................   $  0.10     $  0.07         $  0.23    $  0.27
                                                             =======     =======         =======    =======

Weighted average shares - basic...........................     4,059       4,863           4,199      4,910
                                                             =======     =======         =======    =======
Weighted average shares - diluted.........................     4,119       4,981           4,261      5,002
                                                             =======     =======         =======    =======



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                             For the
                                                                                        nine-month period
                                                                                        ended September 30,
                                                                                        -------------------
                                                                                          2000        1999
                                                                                        -------      ------
                                                                                            (unaudited)
Cash flows from operating activities:
   Net income .......................................................................   $1,098       $1,429
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..................................................    1,985        2,035
Change in assets and liabilities--
     Decrease (increase) in assets:
        Patient accounts receivable..................................................       15          277
        Business Services fees receivable............................................      299          352
        Other current assets.........................................................      (54)         567
        Other assets.................................................................      167           81
     Increase (decrease) in liabilities:
         Accounts payable............................................................      651          (96)
         Accrued liabilities.........................................................      427         (131)
         Due to Medical Practices....................................................    1,295         (492)
         Patient deposits............................................................     (124)         350
                                                                                        ------       ------
Net cash provided by operating activities............................................    5,759        4,372
                                                                                        ------       ------

Cash flows used in investing activities:
     Purchase of fixed assets and leasehold improvements.............................     (720)      (2,005)
     Proceeds from sale of fixed assets and leasehold improvements...................       10         --
     Payment for exclusive Business Service rights...................................     (476)        (213)
                                                                                        ------       ------
Net cash used in investing activities................................................   (1,186)      (2,218)
                                                                                        ------       ------

Cash flows used in financing activities:
     Proceeds from issuance of notes payable.........................................     --            150
     Principal repayments on debt....................................................   (1,462)      (1,780)
     Principal repayments under capital lease obligations............................      (97)         (51)
     Repurchase of Common Stock......................................................   (2,383)        (733)
     Dividends paid on Convertible Preferred Stock...................................      (99)         (99)
                                                                                        ------       ------
Net cash used in financing activities................................................   (4,041)      (2,513)
                                                                                        ------       ------

Net increase (decrease) in cash and cash equivalents.................................      532         (359)
Cash and cash equivalents at beginning of period.....................................    3,650        4,241
                                                                                        ------       ------
Cash and cash equivalents at end of period...........................................   $4,182       $3,882
                                                                                        ======       ======


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2000 and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2000 and 1999 is as follows (000's omitted, except for per share amounts):

                                                                           For the                    For the
                                                                     three-month period          nine-month period
                                                                     ended September 30,        ended September 30,
                                                                     -------------------        -------------------
                                                                       2000       1999            2000       1999
                                                                     --------   --------        --------   --------
                                                                         (unaudited)                (unaudited)
Numerator
Net Income .......................................................     $ 440      $ 385          $1,098     $1,429
Less: Preferred Stock dividends paid..............................       (33)       (33)            (99)       (99)
                                                                       -----      -----          ------     ------
Net income available to common shareholders.......................     $ 407      $ 352          $  999     $1,330
                                                                       =====      =====          ======     ======

Denominator
Weighted average shares basic.....................................     4,059      4,863           4,199      4,910
Effect of dilutive options and warrants...........................        60        118              62         92
                                                                       -----      -----          ------      -----
Weighted average shares and dilutive potential
    common shares.................................................     4,119      4,981           4,261      5,002
                                                                       =====      =====          ======      =====

Basic EPS.........................................................     $0.10      $0.07          $ 0.24     $ 0.27
Diluted EPS.......................................................     $0.10      $0.07          $ 0.23     $ 0.27

    For the three and nine-month periods ended September 30, 2000, options to purchase approximately 607,000 and 532,000 shares of Common Stock, respectively, at exercise prices ranging from $2.50 to $5.00 per share and from $3.36 to $5.00 per share, respectively, were excluded in computing the diluted earnings per share amount because the exercise prices of the options were greater than the average market price of the shares of Common Stock, therefore, causing these options to be antidilutive. For both the three and nine-month periods ended September 30, 2000, the effect of the assumed exercise of warrants to purchase approximately 103,000 shares of Common Stock at exercise prices ranging from $4.12 to $8.54 per share were excluded in computing the diluted earnings per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, therefore, causing these warrants to be antidilutive.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


    For the three and nine-month periods ended September 30, 1999, options to purchase approximately 403,000 and 429,000 shares of Common Stock, respectively, at exercise prices ranging from $4.00 to $5.00 per share were excluded in computing the diluted earnings per share amount because the exercise prices of the options where greater than the average market price of the shares of Common Stock, therefore, causing these options to be antidilutive. For both the three and nine-month periods ended September 30, 1999, the effect of the assumed exercise of warrants to purchase approximately 75,000 shares of Common Stock at exercise prices ranging from $4.94 to $8.54 per share were excluded in computing the diluted earnings per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, therefore, causing these warrants to be antidilutive.

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

                                                                    For the                For the
                                                              three-month period      nine-month period
                                                              ended September 30,    ended September 30,
                                                              -------------------    -------------------
                                                                2000       1999       2000         1999
                                                              -------     -------    -------      ------
                                                                  (unaudited)            (unaudited)


         Revenues, net......................................    100.0%     100.0%      100.0%     100.0%
         Costs of services incurred:
              Employee compensation and related expenses....     36.7       39.0        37.9       38.8
              Direct materials..............................     22.1       15.0        20.1       12.3
              Occupancy costs...............................      5.6        6.5         5.9        8.0
              Depreciation..................................      2.1        3.4         2.4        3.0
              Other expenses................................     17.1       16.0        18.3       16.2
                                                                -----      -----       -----      -----
              Total costs of services.......................     83.6       79.9        84.6       78.3
         Contribution.......................................     16.4       20.1        15.4       21.7
         General and administrative expenses................     11.1       13.6        10.4       13.7
         Amortization of intangible assets..................      1.5        2.3         1.5        2.3
         Interest income....................................     (0.4)      (0.4)       (0.3)      (0.3)
         Interest expense...................................      0.7        1.0         0.8        1.1
                                                                -----      -----       -----      -----
              Total other expenses..........................     12.9       16.5        12.4       16.8
                                                                -----      -----       -----      -----
         Income before income taxes.........................      3.5        3.6         3.0        4.9
         Provision for income taxes.........................      0.5        0.4         0.4        0.6
                                                                -----      -----       -----      -----
         Net income.........................................      3.0%       3.2%        2.6%       4.3%
                                                                =====      =====       =====      =====

   Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues for the quarter ended September 30, 2000 were approximately $14.8 million as compared to approximately $11.9 million for the quarter ended September 30, 1999, an increase of 24.9%. Approximately 38.7% of the increase is attributable to same market growth in reimbursed costs and Business Services fees in the Reproductive Science Centers, offset by the elimination of terminated Business Services contracts. Approximately 61.3% of the increase is attributable to new businesses started subsequent to the third quarter of 1999. Same market growth in revenues was principally attributable to increases in patient volume. The same market increase in revenues was comprised of the following: (i) an approximate $1,260,000 increase in reimbursed costs of services associated with the increased patient volume; (ii) an increase of $411,000 in the Company's Business Services fees derived from the Reproductive Science Centers' net revenue and/or earnings; (iii) $2.1 million from pharmaceutical sales; (iv) offset by the net effect of the elimination of the Walter Reed Medical Center service agreement and the decline in revenue from our single remaining hospital contract of $830,000.

     Total costs of services as a percentage of revenues were 83.6% in the third quarter of 2000, compared to 79.9% in the third quarter of 1999. Direct materials and other expenses increased as a percentage of revenues, primarily due to the cost of products sold and administrative costs at IntegraMed Pharmaceutical Services.

     Contribution was approximately $2.4 million in the third quarter of 2000, approximately the same as in the third quarter of 1999. While same period revenues grew significantly, contribution remained at the same dollar level and declined as a percentage of revenues due to the decline in higher margin revenue from the single remaining hospital contract and the growth of the lower margin pharmaceutical revenue.

     General and administrative expenses were approximately $1.6 million in the third quarter of 2000, approximately the same as in the third quarter of 1999. As a percentage of revenue, general and administrative expenses decreased to 11.1% from 13.6% due to planned decreases in staffing at the Company's corporate headquarters.

     Amortization of intangible assets was $216,000 in the third quarter of 2000 as compared to $274,000 in the third quarter of 1999. This decrease is attributable to the termination of single physician practices during the 1999 calendar year.

     Interest income for the third quarter of 2000 increased to $56,000 from $46,000 for the third quarter of 1999, due to higher cash balances and interest earned on advances made to certain Reproductive Science Centers for office expansions. Interest expense for the third quarter of 2000 decreased to $109,000 from $121,000 in the third quarter of 1999, due to a decrease in notes payable to the Company's financial institution for its revolving line of credit and a decrease in notes payable to Medical Providers for exclusive Business Service rights.

     The provision for income taxes increased to $81,000 in the third quarter of 2000 from $45,000 in the third quarter of 1999 due to reduced state net operating loss carryforwards.

   Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues for the nine months ended September 30, 2000 were approximately $41.9 million as compared to approximately $33.3 million for the nine months ended September 30, 1999, an increase of 26.1%. Approximately 43.0% of the increase is attributable to same market growth in reimbursed costs and Business Service fees in the Reproductive Science Centers, offset by the elimination of terminated Business Services contracts. Approximately 57.0% of the increase is attributable to new businesses that were started later in 1999. Same market growth in revenues was principally attributable to increases in patient volume. The same market growth increase in revenues was comprised of the following: (i) an approximate $5.3 million increase in reimbursed costs of services; (ii) an increase of $100,000 in the Company's Business Services fees derived from the Reproductive Science Centers' net revenue and/or earnings; (iii) $5.9 million from pharmaceutical sales; (iv) offset by a decrease of $2.6 million from termination of the Walter Reed Medical Center agreement and the decline in revenue from the single remaining hospital contract.

     Total costs of services as a percentage of revenues were 84.6% during the first nine months of 2000, compared to 78.3% in the same period of 1999. Direct materials increased as a percentage of revenues, primarily due to the cost of products sold at IntegraMed Pharmaceutical Services. This increase was partially offset by a reduction in expenses associated with the donor egg program related to the hospital contract.

     Contribution was approximately $6.5 million during the first nine months of 2000 as compared to $7.2 million during the same period of 1999, a decrease of approximately 10.3%. This decrease is the result of the decline in the higher margin revenue from the single remaining hospital contract and the growth of lower margin pharmaceutical revenue.

     General and administrative expenses for the first nine months of 2000 were approximately $4.4 million as compared to approximately $4.5 million for the first nine months of 1999, a decrease of 2.7%. As a percentage of revenues, general and administrative expenses decreased to approximately 10.4% for the first nine months of 2000 from approximately 13.7% during the first nine months of 1999. The decrease is primarily attributable to planned staffing decreases at the corporate office.

     Amortization of intangible assets was $650,000 for the first nine months of 2000 as compared to $779,000 during the same period of 1999, a decrease of 16.6%. This decrease was attributable to the termination of single physician practices and the write-off of the related intangible assets during the 1999 calendar year.

     Interest income for the first nine months of 2000 increased to $141,000 from $88,000 for the same period of 1999, due to a higher cash balance and financing proceeds from Reproductive Science Center build-outs. Interest expense for the first nine months of 2000 decreased to $328,000 from $382,000 during the same period of 1999, due to a decrease in notes payable to Medical Providers for exclusive Business Services rights, and scheduled repayments on the Company's main credit line.

     The provision for income taxes decreased to $165,000 for the first nine months of 2000 from $217,000 for the first nine months of 1999 due to reduced contribution amounts, as the effective tax rate remained fairly constant.

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

     At September 30, 2000, the Company had working capital of approximately $4.7 million, approximately $4.2 million of which consisted of cash and cash equivalents, compared to working capital of approximately $5.7 million at December 31, 1999, approximately $3.7 million of which consisted of cash and cash equivalents. The net decrease in working capital at September 30, 2000 was principally due to the repurchase of 752,250 shares of the Company's Common Stock for an aggregate purchase price of $2.4 million.

     The Company anticipates that its single remaining hospital contract, which is with the hospital-based Institute of Reproductive Medicine and Science of Saint Barnabas Medical Center in New Jersey, will expire and will not be renewed at the end of 2001, at the latest. Recently, the Company has received correspondence from counsel to Saint Barnabas Medical Center indicating the Medical Center's desire to terminate the contract as early as January 1, 2001. The Company would be entitled to compensation for damages from early termination, however, the Medical Center has indicated that it believes it has overpaid the Company by more than $1.1 million since the inception of the contract. The Company strongly believes it has not been overpaid. It is too early to determine the ultimate outcome of these events. Annualized revenues and contribution from that contract approximate $2.85 million and $1.47 million, respectively.

     The Company is coming under increased pressure from the Medical Practices associated with its Reproductive Science Centers to reduce the Business Services fees associated with the Reproductive Science Centers' net revenues and/or earnings. The Company is unable to determine at this time the impact and amount of such possible reductions in income.

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

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.
                     None.

     Item 5.      Other Information.
                     None.

     Item 6.      Exhibits and Reports on Form 8-K.
                     (a)    Exhibits
                            See Index to Exhibits on page 14.

                     (b)    Reports on Form 8-K
                            Pursuant  to  Regulation  FD,   Registrant's   press
                            release dated November 1, 2000 was filed with the Securities and Exchange Commission on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                INTEGRAMED AMERICA, INC.
                                                (Registrant)




Date:    November 13, 2000                    By:/s/John W. Hlywak, Jr.
                                                 ----------------------
                                                 John W. Hlywak, Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial and
                                                 Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                Exhibit
-------                               -------

10.88 (c)     --  Amendment No. 1 dated as of October 1, 2000 to the  Management
                  Agreement  dated as of July 1, 1999 by and between  IntegraMed
                  America, Inc. and MPD Medical Associates, P.C.

27            --  Financial Data Schedule

99.1              Registrant's Press Release dated November 1, 2000 (1)

---------------------------------------

(1) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated November 1, 2000.