Form 10-K
period 2000-12-31
INTEGRAMED AMERICA INC
filed 2001-04-02
CIK 885988

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CRF ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [X]

     Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $9.0 million on March 26, 2001 based on the closing sales price of the Common Stock on such date.

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding was approximately 2,993,486 on March 26, 2001.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     See Part III hereof with respect to incorporation by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 2000 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.


                                     PART I

ITEM 1.  Business

Company Overview

     IntegraMed America, Inc. (the "Company") offers products and services to patients, providers, payors and pharmaceutical manufacturers in the fertility industry. The IntegraMed Network is comprised of twenty-two fertility centers in major markets across the United States, a pharmaceutical subsidiary, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Seventeen fertility centers have access to the Company's FertilityDirect(TM) Program (as discussed under Selling Additional FertilityDirect Contracts on page 4). Five of the fertility centers are designated as "Reproductive Science Centers(R)" and as such, have access to the Company's FertilityDirect Program in addition to being provided with a full range of services including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment;
(ii) access to capital; (iii) marketing and sales; (iv) integrated information systems; (v) assistance in identifying best clinical practices; and (vi) laboratory services (collectively, "Business Services").

Industry -- Reproductive Medicine

     Reproductive medicine encompasses several medical disciplines that focus on male and female reproductive systems and processes. Within the field of reproductive medicine, there are several subspecialties, such as obstetrics and gynecology, fertility, and reproductive endocrinology. There are many reasons why couples have difficulty conceiving, and accurate identification of a specific cause of infertility can be time consuming, expensive and requires access to specialized diagnostic and treatment services. Most gynecologists do not have access to these resources and therefore often bypass detailed diagnostic testing. Instead, they often provide initial medical treatment of infertility, without extensive diagnosis, by prescribing a drug called clomiphene citrate, which helps to correct ovulatory problems. This treatment is fairly inexpensive and frequently resolves the problem. It is generally recommended that women receive this drug for three to six ovulatory cycles. If pregnancy has not occurred, referral should be made to a fertility specialist who can offer more advanced treatments. Fertility specialists are gynecologists who perform more sophisticated medical and surgical fertility diagnosis and treatments. Reproductive endocrinology refers to the diagnosis and treatment of all hormonal problems that lead to abnormal reproductive function or have an effect on the reproductive organs. Reproductive endocrinologists are physicians who have completed four years of residency training in obstetrics and gynecology and have at least two years of additional training in an approved subspecialty fellowship program.

     Conventional fertility services include diagnostic tests performed on the female, such as endometrial biopsy, laparoscopy/hysteroscopy examinations and hormone screens, and diagnostic tests performed on the male, such as semen analysis and tests for sperm antibodies. Depending on the results of the diagnostic tests performed, conventional treatment options may include, among others, fertility drug therapy, artificial insemination and fertility surgeries. These conventional fertility services are not classified as assisted reproductive technology ("ART") services. Current types of ART services include in vitro fertilization, gamete intrafallopian transfer, zygote intrafallopian transfer, tubal embryo transfer, frozen embryo transfer and donor egg programs. Current ART techniques used in connection with ART services include intracytoplasmic sperm injection, assisted hatching, cryopreservation of embryos and blastocyst culture and transfer.

     There are approximately 38,000 obstetricians/gynecologists in the United States; approximately 1,500 of which concentrate on providing fertility services with no additional advanced training and 600 of which are reproductive endocrinologists. In addition, there are approximately 350 centers across the country that provide ART services. These centers are predominantly staffed by reproductive endocrinologists. Approximately one-third of the ART centers are hospital-based and two-thirds are physician office-based. As ART has become more sophisticated, more predictable and less experimental, there has been a clear shift of services out of hospitals and into physician offices. The fertility services industry is, therefore, highly fragmented with a large number of providers operating in small practice settings.

     According to The American Society for Reproductive Medicine, it is estimated that in 1996 approximately 10% of women between the ages of 15 and 44, or 6.1 million women, had impaired fertility. According to the 1999-2000 Dorland Biomedical Healthcare Marketplace Guide, the annual expenditures relating to fertility services are approximately $2 billion. The Company believes that multiple factors over the past several decades have affected fertility levels. A demographic shift in the United States toward the deferral of marriage and first birth has increased the age at which women are first having children. This, in turn, makes conception more difficult and increases the risks associated with pregnancy, thereby increasing the demand for ART services. In addition, technological advances in the diagnosis and treatment of infertility have enhanced treatment outcomes and the prognoses for many couples.

     According to William M. Mercer/Foster-Higgins' National Survey of Employer-sponsored Health Plans/1995, approximately one quarter of all health plan sponsors with at least 10 employees provide some coverage for treatment of infertility. Because patients seeking fertility treatment often have other gynecological symptoms, health plans may cover diagnostic and therapeutic expenses even when infertility is not a covered benefit. Currently, there are several states that mandate offering benefits of varying degrees for fertility services, including ART services. In some states, the mandate is limited to an obligation on the part of the payor to offer the benefit to employers. In Massachusetts, Rhode Island, Maryland, Arkansas, Illinois and Hawaii, the mandate requires coverage of conventional fertility services as well as ART services. In addition to payor driven initiatives to broaden coverage, several legislative initiatives are emerging as a driving force behind making fertility services more readily available. Legislation requiring all health plans to provide coverage for diagnosis and treatment of infertility has been introduced in several states. Finally, the 1998 Supreme Court Ruling that reproduction is a major life activity covered under the Americans with Disability Act (the "ADA") led to an Equal Employment Opportunity Commission administrative ruling that a New York company discriminated against one of its employees by not providing insurance coverage for fertility services.

     ART services are the most rapidly growing segment of the fertility  market.
According  to  the  Society  of  Assisted   Reproductive   Technology  ("SART"),
approximately 10,000 ART procedures were performed in 1987. In 1998, the most recent year for which data are available, approximately 67,000 ART procedures were performed. There is reason to believe that the market will continue to grow in the future: (i) the quality of ART treatments is improving, making outcomes much more acceptable; (ii) improvements in embryo culture media and implantation rates are leading to the capability of reducing high order multiple pregnancies
- - one of the greatest risk factors of ART services; (iii) with improving pregnancy rates, the cost of treatment is decreasing thereby making high technology services more affordable; (iv) new ART services that improve embryo quality and the likelihood of pregnancy, such as blastocyst culture and transfer, continue to emerge fueling an expansion of the industry; (v) the improving relationship between cost and quality is causing physicians to substitute  more  effective  ART  treatments  for  less  effective  conventional
fertility  services;   (vi)  public  policy  initiatives  including  legislative
mandates for insurance coverage and the definition of reproduction as a major life activity covered by the ADA are producing a more favorable reimbursement climate; and (vii) demand for ART services is increasing through greater public awareness and acceptance of ART services.

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

Company Strategy

     The Company's strategy is to align information, technology and finance for the benefit of fertility patients, providers, payors and pharmaceutical manufacturers. The primary elements of the Company's strategy include: (i) selling additional FertilityDirect contracts to leading fertility centers in new major markets; (ii) selling Shared Risk Refund treatment packages (as defined on the next page) to patients of contracted fertility centers and managing the risk associated with the program; (iii) selling additional Business Services contracts; (iv) increasing revenues at Reproductive Science Centers; (v) increasing sales of pharmaceutical products and services; (vi) expanding clinical research opportunities; and (vii) establishing Internet-based access to patient-specific information on treatment processes and outcomes.

   Selling Additional FertilityDirect Contracts

     The FertilityDirect program provides contracted fertility centers with exclusive market access to the Company's products and services that support patient recruitment. Included are (i) Shared Risk Refund; (ii) treatment financing; (iii) employer contracting; and (iv) Internet marketing. The Company licenses these programs to a leading fertility center in each major market targeted.

     The Company intends to expand the IntegraMed Network to cover additional major market areas across the country. The Company will primarily focus the IntegraMed Network development activities on major markets with populations in excess of one million people. The demographics of consumers who access fertility services are consistent with the demographics of most major metropolitan markets. In addition, the incidence of infertility requires a large population base to support a sophisticated fertility center. High quality fertility centers are capable of drawing consumers from approximately a one hundred mile radius or more if alternatives are unavailable. These market dynamics will allow the Company to cover a large percentage of the national population by expanding the IntegraMed Network to the fifty largest metroplitan markets across the country.

  Selling Shared Risk Refund Treatment Packages and Managing the Associated Risk

     The Company intends to increase the number of contracted fertility centers that offer the Shared Risk Refund Program to its patients. The Shared Risk Refund Program was established at Shady Grove Fertility Reproductive Science Center ("Shady Grove") - the leading fertility center in the metropolitan Washington, DC area and a member of the IntegraMed Network. Based on the experience at Shady Grove, the Company developed an actuarial model that allows pricing a treatment package to consumers. The Shared Risk Refund Program consists of a package that includes up to three cycles of in vitro fertilization for one fixed price with a significant refund if the patient does not deliver a baby. Under this innovative financial program, the Company receives payment directly from consumers who qualify for the program and pays contracted fertility centers a defined reimbursement for each treatment cycle performed.

     To manage the Company's risk associated with the Shared Risk Refund Program, the Company has developed a case management program in association with the Women's Integrated Network, an infertility case management company based in Harrison, New York. This case management program will authorize patient care and provide information to be used in recognizing revenue and developing the related reserves for refunds. Consumers have responded favorably to the Shared Risk Refund Program. Currently this program represents approximately fifteen percent of the revenue at Shady Grove. Based on favorable consumer response, the Company believes it can expand the number of contracted fertility centers offering the program and sell an increasing number of Shared Risk Refund treatment packages.

   Selling Additional Business Services Contracts

     The Company intends to increase the number of Business Services Contracts. The Company will primarily focus its activities on fertility centers contracted under the Company's FertilityDirect program. The Company believes that a number of factors will contribute to the successful conversion of FertilityDirect contracts to Business Services contracts. These factors include: (i) the high quality reputation of the Company in providing Business Services in the areas of fertility and ART services; (ii) the Company's expertise in assisting its
Business Services customers in increasing revenues and maintaining cost efficient operations; (iii) the Company's success in improving patient outcomes by providing laboratory support services to its Business Services customers; and
(iv) the capital intensive nature of operating modern, sophisticated fertility centers and the difficulty most physician groups have in accessing sufficient capital.

   Increasing Revenues at  Reproductive Science Centers

     The  Company  expects  to  increase  revenues  derived  under its  Business
Services contracts by: (i) Reproductive Science Centers merging with smaller fertility physician group practices; (ii) making available expanded laboratory and ART services at the Reproductive Science Centers, thereby increasing revenues per patient; (iii) making available increased marketing and sales support to Reproductive Science Centers; and (iv) increasing the opportunity for participation by the Reproductive Science Centers in clinical trials of new drugs, medical devices and diagnostic technologies under development.

   Increasing Sales of Pharmaceutical Products and Services

     The Company will continue to expand the IntegraMed Pharmaceutical Services, Inc. subsidiary by: (i) providing Education Matters(TM) - a comprehensive patient educational support program to participating Reproductive Science Center patients; (ii) packaging products in the Cycle Kit(TM)- a unique packaging system that provides patients with all supplies and instructions for proper utilization of medication; (iii) minimizing cost to patients and payors by implementing Cycle Track(TM) - a fertility pharmaceutical case management system that dispenses only the required amount of medication for patients to complete their treatment; (iv) implementing an aggressive marketing and sales program in cooperation with ivpcare, inc. (the supplier of pharmaceuticals to IntegraMed Pharmaceutical Services, Inc.); and (v) expanding the offering beyond the five Reproductive Science Centers to the entire IntegraMed Network.

   Expanding Clinical Research Opportunities

     In 2000, the Company obtained commitments for initial funding from pharmaceutical manufacturers to establish the IntegraMed Research Institute (the "Research Institute"). The purpose of the Research Institute is to organize multi-center clinical research among the Reproductive Science Center network.
The Company believes it will expand its direct participation in clinical research trials by: (i) offering a more efficient clinical trial network that delivers results to pharmaceutical companies more quickly; (ii) offering access to a geographically diverse network of providers and patients; (iii) participating in the design of clinical trials with manufacturers and increasing value-added services to these sponsors; and (iv) marketing the availability of the Research Institute and affiliated Reproductive Science Centers to other manufacturers of pharmaceutical products and devices.

   Developing Internet-Based Access to Personalized Health Information

     The Company will continue to develop www.integramed.com as a leading fertility portal. The web site has provided a very efficient direct marketing infrastructure that allows the Company to offer efficient transaction processing capability for consumers and affiliated fertility centers. Currently consumers can directly order an educational video, apply for treatment financing and apply for the Shared Risk Refund Program. All transactions are logged to an Oracle database housed in the Company's data center. In addition, contracted fertility centers receive patient inquiries and referrals as appropriate.

     The Company intends to improve the functionality of its web portal by allowing consumers to directly schedule an appointment with contracted fertility centers and conduct other physician/patient communication in a personal, secure web page.

Business Services

     The Company provides comprehensive Business Services to support the Reproductive Science Centers. In particular, the Company provides: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment; (ii) access to capital;
(iii) marketing and sales; (iv) integrated information systems; (v) assistance in identifying best clinical practices; and (vi) laboratory services.

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

   Access to Capital

     The Company provides the Reproductive Science Centers with a significant competitive advantage through immediate access to capital for expansion and growth. The Company also offers physician and hospital providers in its network rapid access to the latest technologies and facilities in order for them to provide a full spectrum of services and compete effectively for patients in the marketplace. For example, the Company has built a new facility inclusive of an embryology laboratory for certain Reproductive Science Centers, thereby enabling them to expand their service offerings to include a number of services (including laboratory and ART services) which had previously been outsourced. The Company believes that access to these facilities and new technologies have improved the ability of the Reproductive Science Centers to offer comprehensive high quality services, expand the revenue base per patient, and compete effectively.

   Marketing and Sales

     The Company's marketing and sales department specializes in the development of sophisticated marketing and sales programs giving Reproductive Science Centers access to business-building techniques to facilitate growth and development. In today's highly competitive health care environment, marketing and sales are essential for the growth and success of physician practices. However, these marketing and sales efforts are often too expensive for many physician practice groups. Affiliation with the IntegraMed Network provides physicians access to significantly greater marketing and sales capabilities than would otherwise be available. The Company's marketing services focus on revenue and referral enhancement, relationships with local physicians, media and public relations and managed care contracting.

     The Company believes that participation in its network will assist Reproductive Science Centers in establishing contracts with managed care organizations. The Company believes that by integrating fertility physicians with ART facilities, and thereby developing full service Reproductive Science Centers, practices within the IntegraMed Network will be permitted to compete more effectively for managed care contracts.

   Integrated Information System

     The Company is in the process of utilizing its established base of Reproductive Science Centers to develop a nationwide, integrated information system called ARTWorks(TM) to collect and analyze clinical, patient, financial and marketing data. The Company believes it will be able to use this data to control expenses, measure patient outcomes, improve patient care, develop and manage utilization rates and maximize reimbursements. The Company also believes this integrated information system will allow the Reproductive Science Centers to more effectively compete for and price managed care contracts, in large part because an information network can provide these managed care organizations with access to patient outcomes and cost data.

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

   Laboratory Services

     All of the Reproductive Science Centers either have, or subcontract with, state-of-the-art laboratories that enable the physicians to perform diagnostic endocrine and andrology laboratory tests on patients receiving fertility and ART services. Endocrine tests assess female hormone levels in blood samples, while andrology tests analyze semen samples. The results from these tests are often used by the physician to determine an appropriate treatment plan. In addition, all Reproductive Science Centers either have, or subcontract on a priority-use basis with a state-of-the-art clinical embryology laboratory.

The Reproductive Science Centers

     The Company has a Business Services contract with each Reproductive Science Center which in turn employs and/or contracts with the physicians.

   Current Reproductive Science Centers

     The Company currently has contracts with five Reproductive Science Centers consisting of twenty locations in six states and the District of Columbia and forty-two physicians and Ph.D. scientists, including physicians and Ph.D. scientists employed and/or contracted by the Medical Practices, as well as physicians who have arrangements to utilize the Company's facilities. The following table describes in detail each Reproductive Science Center:

                                                                                 Number of           Initial
                                                                 Number of    Physicians and    Business Services
        Reproductive Science Centers              State          Locations   Ph.D. Scientists     Contract Date
        ----------------------------              -----          ---------   ----------------     -------------


Reproductive Science Center of Boston........      MA                3               7            July 1988
Reproductive Science Associates..............      NY                2               6            June 1990
Reproductive Science Center of the Bay Area
   Fertility and Gynecology Medical Group....      CA                3               7            January 1997
Fertility Centers of Illinois................      IL                7              12            August 1997
Shady Grove Fertility Reproductive
   Science Centers...........................      MD, VA & DC       5              10            March 1998


     Prior to December 29, 2000, one of the Company's Reproductive Science Centers was affiliated with a medical center. The agreement with the medical center was scheduled to terminate on December 31, 2001. The medical center chose to terminate the agreement early and paid the Company liquidated damages.

   Establishing Reproductive Science Centers

     In establishing a Reproductive Science Center, the Company typically: (i) acquires certain assets of a Medical Practice; (ii) enters into a long-term services agreement with the Medical Practice under which the Company provides comprehensive Business Services to the Medical Practice; and (iii) assumes the principal administrative and financial functions of the Medical Practice. In addition, the Company typically requires (a) that the Medical Practice enter into long-term employment agreements containing non-compete provisions with the affiliated physicians and (b) that each of the physician shareholders of the Medical Practice enter into a personal responsibility agreement with the Company. Typically, the Medical Practice contracting with the Company is a professional corporation in which certain of, or all of, the physicians are the shareholders.

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

     Under four agreements, the Company receives as compensation for its services a three-part fee comprised of: (i) a fixed or variable percentage of net revenues generally up to 6%; (ii) reimbursed costs of services (costs incurred in providing services to a Medical Practice and any costs paid on behalf of the Medical Practice); and (iii) a fixed percentage of earnings after the initial service fees which is currently generally equal to up to 20%.

     As compensation for providing Business Services under the fifth agreement, the Company receives a fixed fee, plus reimbursed costs of services.

     Prior to December 29, 2000, one of the Company's Reproductive Science Centers was affiliated with a medical center. Under this agreement, the Company primarily provided endocrine testing, administrative and finance services for a fixed percentage of receipts, equal to 15% of net receipts, and reimbursed costs of services. The agreement was scheduled to expire December 31, 2001, but pursuant to an early termination agreement, the medical center has paid the Company liquidated damages totaling $1.44 million. Since the Company has certain future obligations under the agreement, the payment will be recognized as revenue in 2001.

     The Company reports all fees as "Revenues, net." Direct costs incurred by the Company in performing its services and costs incurred on behalf of the Reproductive Science Centers are recorded in "cost of services incurred". The physicians receive as compensation all remaining earnings after payment of the Company's compensation.

   Physician Employment Agreements

     Employment agreements between the Reproductive Science Centers and physicians generally provide for an initial term ranging from three to five years. The term may be automatically renewed at successive intervals unless the physician or the Medical Practice elects not to renew or such agreement is otherwise terminated for cause or the death or disability of a physician. The physicians are paid based upon either the number of procedures performed or other negotiated formulas agreed upon between the physicians and the Reproductive Science Centers, and the Reproductive Science Centers provide the physicians with health, death and disability insurance and other benefits. The Reproductive Science Centers are obligated to obtain and maintain professional liability insurance coverage, procured on behalf of the physicians. Pursuant to the employment agreements, the physicians agree not to compete with the Reproductive Science Centers with which they have contracted during the term of the agreement and for a certain period following the termination of such employment agreement. In addition, the agreements contain customary confidentiality provisions.

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

Pharmaceutical Subsidiary

     IntegraMed Pharmaceutical Services, Inc. ("IPSI") is a licensed pharmacy based in Carrollton, Texas, whose primary business is the retail distribution of fertility-related pharmaceutical products to the Reproductive Science Centers. IPSI was formed in conjunction with ivpcare, inc., a licensed pharmacy specializing in dispensing pharmaceutical products, which provides certain management services to IPSI.

Financing Subsidiary

     IntegraMed Financial Services ("IFS") provides financing to qualified patients of the IntegraMed Network at rates significantly lower than credit cards and other finance companies. IFS is administered by PFS Patient Financing, which provides administrative management services to IFS.

Council of Physicians and Scientists

     The Company's Council of Physicians and Scientists (the "Council"), comprised mostly of representatives from the IntegraMed Network, was established in 1996 to bring together Reproductive Science Center thought leaders in reproductive medicine and embryology to promote a high quality clinical environment in all Reproductive Science Centers. The Council meets twice each year and conducts monthly teleconferences on topics related to improving infertility treatment and diagnosis. The Council publishes its recommendations and Company staff follow up on implementing Council recommendations. The Council reviews and recommends to accept or deny additional physicians who want to join the IntegraMed Provider Network based on objective clinical credentialing criteria. The Council also conducts an additional level of clinical review of any fertility center applying to participate in the Company's Shared Risk Refund Program.

     The Council also provides oversight to the Company's Research Institute. IntegraMed Research Institute is funded by pharmaceutical manufacturers and was organized to administer multi-center clinical research within the IntegraMed Network. As part of this oversight function, the Council peer reviews applications from Reproductive Science Centers for research support by the Research Institute, ensures compliance with Institutional Review Board guidelines for clinical research involving human subjects and hosts an annual meeting of Reproductive Science Center and affiliate physicians and scientists to review research progress and related subjects.

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

Competition

     The business of providing health care services is intensely competitive and strives to find the most cost-effective method of providing quality health care. Although the Company focuses on Reproductive Science Centers that provide fertility and ART services, it competes for contracts with other health care services and management companies, as well as hospitals and hospital-sponsored management services organizations. If federal or state governments enact laws that attract other health care providers to the managed care market, the Company may encounter increased competition from other institutions seeking to increase their presence in the managed care market and which have substantially greater resources than the Company. There is no assurance that the Company will be able to compete effectively with its current competitors. Nor is there assurance that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets and Business Services rights of Reproductive Science Centers on terms beneficial to the Company.

     The fertility industry is highly competitive and characterized by technological improvements. New ART services and techniques may be developed that may render obsolete the ART services and techniques currently employed at the Reproductive Science Centers. Competition in the areas of fertility and ART services is largely based on pregnancy and other patient outcomes. Accordingly, the ability of a Medical Practice to compete is largely dependent on its ability to achieve adequate pregnancy rates and patient satisfaction levels.

Effects of Third-Party Payor Contracts

     Traditionally, ART services have been paid for directly by patients and conventional fertility services have been largely covered by indemnity insurance or managed care payors. Currently, there are several states that mandate offering certain benefits of varying degrees for fertility and ART services. In some cases, the mandate is limited to an obligation on the part of the payor to offer the benefit to employers. In Massachusetts, Rhode Island, Maryland, Arkansas, Illinois and Hawaii, the mandate requires coverage of conventional fertility services as well as certain ART services.

Government Regulation

     As a participant in the health care industry, the Company's operations and its relationships with the Reproductive Science Centers and the IntegraMed Network are subject to extensive and increasing regulation by various governmental entities at the federal, state and local levels. These include, but are not limited to, Federal and State Anti-Kickback Laws, Federal and State Self-Referral Laws, False Claim Laws, Federal and State Controlled Substances laws and regulations and Anti-Trust Laws. The Company believes its operations and those of the Reproductive Science Centers are in material compliance with applicable health care laws. Nevertheless, the laws and regulations in this area are extremely complex and subject to changing interpretation and many aspects of the Company's business and business opportunities have not been the subject of federal or state regulatory review or interpretation. Accordingly, there is no assurance that the Company's operations have been in compliance at all times with all such laws and regulations. In addition, there is no assurance that a court or regulatory authority will not determine that the Company's past, current or future operations violate applicable laws or regulations. If the Company's interpretation of the relevant laws and regulations is inaccurate, there could be a material adverse effect on the Company's business, financial condition and operating results. There can be no assurance that such laws will be interpreted in a manner consistent with the Company's practices. There can be no assurance that a review of the Company or the Reproductive Science Centers by courts or regulatory authorities will not result in a determination that would require the Company or the Reproductive Science Centers to change their practices. There also can be no assurance that the health care regulatory environment will not change so as to restrict the Company's or the Reproductive Science Centers? existing operations or their expansions. Any significant restructuring or restriction could have a material adverse effect on the Company's business, financial condition and operating results.

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

   Health Insurance Portability and Accountability Act. Recently, the healthcare industry began to focus on the impact that the Health Insurance Portability and Accountability Act ("HIPAA") regulations and implementation might have on their operations and information systems. HIPAA was designed to reduce the amount of administrative waste in healthcare today and to further protect the privacy of any patient's medical information. HIPAA regulations (those proposed and those already final) identify certain standards for both manual processes and automated processes and systems handling patient medical information. HIPAA regulations related to standard data formats and data sets for electronic transaction processing became final in 2000, with required implementation deadlines by October 2002. Additional HIPAA regulations for security have been proposed, but are not yet final. The HIPAA regulations related to privacy of medical information are final and scheduled to be implemented by February 2003. The HIPPA regulations may impose the need for additional required enhancements of the Company's internal systems. While the Company will incur costs to become compliant with the HIPAA regulations for electronic transaction processing, management believes they will not have a significant overall impact on the Company's results of operations. Management is currently assessing the overall impact of the privacy standards and will evaluate the overall impact of the security standards once finalized.

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

     There are inherent risks specific to the provision of ART services. For example, the long-term effects of the administration of fertility medication, integral to most fertility and ART services, on women and their children are of concern to certain physicians and others who fear the medication may prove to be carcinogenic or cause other medical problems. Currently, fertility medication is critical to most ART services and a ban by the United States Food and Drug Administration or any limitation on its use would have a material adverse effect on the Company. Furthermore, ART services increase the likelihood of multiple births, which are often premature and may result in increased costs and complications.

Employees

     As of March 1,  2001,  the  Company  had 552  employees.  Of these  525 are employed at the Reproductive Science Centers and 27 are employed at the Company's headquarters, including 5 who are executive management. Of the Company's employees, 251 persons at the Reproductive Science Centers and 2 at the Company's headquarters are employed on a part-time basis. The Company is not party to any collective bargaining agreement and believes its employee relationships are good.

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

ITEM  3. Legal Proceedings

     On October 1998, W.F. Howard, M.D., P.A., filed a lawsuit against the Company in the District Court of Denton County, Texas, seeking to rescind the agreement related to the Dallas Reproductive Science Center, or obtain damages, on the basis that its practice had not realized the degree of growth or increases as allegedly projected by the Company. The complaint asserted alleged breaches of contract, fiduciary duties and warranties, as well as a claim under the Texas Deceptive Trade Practices Act, and claimed lost profit damages as well as an exemplary award under statute. Plaintiff's claim was compromised in December 2000 with a recovery by the Company and a discontinuance of the lawsuit.

     In July 1999, an action was filed in Middlesex Superior Court in Massachusetts, against the Company, the Reproductive Science Center of Boston (the "Center"), an independent genetic testing laboratory, and certain of their respective employees. The complaint in this matter was served on the Company in March 2000. The action, filed by two former patients of the Center, arises out of plaintiffs' participation during 1996 in an experimental program of pre-implantation genetic testing. The plaintiffs allege professional negligence and breach of contract/warranties resulting in the birth of their child who suffers from cystic fibrosis. Plaintiffs seek damages of an undisclosed amount. The Company's insurance carrier has appointed Massachusetts counsel to represent the Company in the matter who is investigating the allegations in cooperation with its co-defendants. The Company has been advised by counsel that although such counsel can not predict the likely course of the litigation, such counsel currently believes that by virtue of insurance coverage available to all the defendants, the suit is not likely to have a material adverse effect on the Company.

     In April 1999, Integra, Inc. filed with the United States Patent and Trademark Office ("USP&T") before the Trademark Trial and Appeal Board an opposition to the granting of the Company's trademark "INTEGRAMED AMERICA", claiming that the USP&T should deny registration of the Company's trademark. Integra, Inc. allegedly distributes outcome based managed care products, manuals, brochures, patient information and data forms for use in connection with managed behavioral healthcare consulting and research services under the mark "INTEGRA". Since the time of filing the opposition, counsel for the Company has engaged in discussions with Integra's counsel in an effort to resolve Integra's opposition, but no resolution has been reached with respect to the two trademarks. Discovery is currently underway in the matter. Counsel for the Company has advised the Company that in such counsel's opinion, the marks are not confusingly similar. While such counsel can offer no assurances with respect to the outcome of the opposition proceeding, such counsel believes that it is unlikely that the Company's trademark application will not be approved.

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


                                                   Common Stock
                                                   ------------
                                                 High         Low
                                                 ----         ---
         1999
         First Quarter......................... $6.38        $2.94
         Second Quarter........................  4.88         2.88
         Third Quarter.........................  5.50         3.63
         Fourth Quarter........................  4.25         2.31

         2000
         First Quarter.........................  3.88         2.75
         Second Quarter........................  3.75         2.88
         Third Quarter.........................  3.81         2.13
         Fourth Quarter........................  2.34         1.75


      On March 15, 2001, there were approximately 240 holders of record of the Common Stock and approximately 1,162 beneficial owners of shares registered in nominee or street name.

      The Company has not paid dividends on its Common Stock during the last two fiscal years. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and therefore, does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.

      Dividends on the Series A Cumulative Convertible Preferred Stock are payable at the rate of $0.20 per share quarterly on the fifteenth day of February, May, August and November. In May 1995, as a result of the Company's Board of Directors suspending four quarterly dividend payments, holders of the Convertible Preferred Stock became entitled to one vote per share of Convertible Preferred Stock on all matters submitted to a vote of stockholders, including election of directors; once in effect, such voting rights are not terminated by the payment of all accrued dividends. Currently, there are no Convertible Preferred Stock dividends in arrears.

      Unregistered shares of Common Stock and warrants were issued during 1999 and 2000 as described in the following paragraphs.

      On January 5, 1999 the Company issued an aggregate of 6,467 shares of unregistered Common Stock to Shady Grove Fertility Centers, Inc. in connection with a Business Services agreement entered into on March 12, 1998. Said shares had a market value of $175,900 at the time of issuance.

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

      In July 2000, the Company issued an aggregate of 44,610 shares of restricted stock grants to several members of the Company's Board of Directors and several officers of the Company. Said shares had a market value of $142,306 at the time of issuance.

ITEM 6.  Selected Financial Data

      The following selected financial data are derived from the Company's consolidated financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data (1):

                                                                  Years ended December 31,
                                                -------------------------------------------------------------
                                                  2000         1999           1998         1997         1996
                                                --------     --------       --------     -------      -------
                                                            (in thousands, except per share amounts)

Revenues, net................................   $57,864       $45,955        $38,590      $20,559     $14,906
Costs of services incurred...................    48,805        36,556         29,778       14,940      11,610
                                                -------       -------        -------      -------     -------
Contribution.................................     9,059         9,399          8,812        5,619       3,296
General and administrative expenses..........     5,880         6,084          5,316        4,192       4,662
Total other expenses
   (including income taxes), net.............     1,262         2,997          1,643          632           8
Restructuring and other charges (2)..........        --            --          2,084           --          --
                                                -------       -------        -------      -------     -------
Income (loss) from continuing operations.....     1,917           318           (231)         795      (1,374)
Loss from operation and disposal of
   AWM Division (3)..........................        --            --          4,501          421         116
                                                -------       -------        -------      -------     -------
Net income (loss)............................     1,917           318         (4,732)         374      (1,490)
Less: Dividends paid and/or accrued on
   Preferred Stock...........................       133           133            133          133         133
                                                -------       -------        -------      -------     -------
Net income (loss) applicable to Common
   Stock (4).................................   $ 1,784       $   185        $(4,865)     $   241     $(1,623)
                                                =======       =======        =======      =======     =======
Basic and diluted earnings (loss) per share
   of Common Stock (4):
   Continuing operations.....................   $  0.43       $  0.04        $ (0.07)     $  0.21     $ (0.79)
   Discontinued operations...................        --            --          (0.87)       (0.13)      (0.06)
                                                -------       -------        -------      -------     -------
   Net earnings (loss).......................   $  0.43       $  0.04        $ (0.94)     $  0.08     $ (0.85)
                                                =======       =======        =======      =======     =======
Weighted average shares-- basic..............     4,110         4,874          5,202        3,101       1,900
                                                =======       =======        =======      =======     =======
Weighted average shares-- diluted............     4,172         4,951          5,202        3,154       1,900
                                                =======       =======        =======      =======     =======

Balance Sheet Data:

                                                                         As of December 31,
                                                 ------------------------------------------------------------
                                                  2000          1999           1998         1997       1996
                                                 ------        ------         ------       ------     -------
                                                                          (in thousands)

Working capital (5)..........................   $ 4,943       $ 5,705        $ 7,661      $ 4,082     $ 7,092
Total assets (5).............................    41,295        40,815         43,693       36,101      20,850
Total indebtedness...........................     3,569         5,410          7,381        2,928       2,553
Accumulated deficit..........................   (23,313)      (25,230)       (25,548)     (20,816)    (21,190)
Shareholders' equity.........................    25,987        26,639         27,383       25,993      14,478


(1) Earnings (loss) per share and weighted average share amounts for each year reflect the Company's 1-for-4 reverse stock split effective November 17, 1998.

(2) Refer to Note 7 - Restructuring and Other Charges to the Company's Consolidated Financial Statements.

(3)  The AWM Division operations were sold effective September 1, 1998. Refer to
     Note 6 - Discontinued Operations to the Company's Consolidated Financial Statements.

(4) Net loss per share in 1996 of $(0.85) excludes the effect of the Company's Second Conversion Offer related to Convertible Preferred Stock whereby the fair value of $4,265,000 of additional Common shares would have been deducted from earnings available to Common shareholders.

(5) Includes controlled assets of certain Medical Providers of $650,000 at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three years ended December 31, 2000. It should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto and other financial and operating information included in this Form 10-K.

Overview

     IntegraMed America, Inc. (the "Company") offers products and services to patients, providers, payors and pharmaceutical manufacturers in the fertility industry. The IntegraMed Network is comprised of twenty-two fertility centers in major markets across the United States, a pharmaceutical subsidiary, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Seventeen fertility centers have access to the Company's FertilityDirect Program. Five of the fertility centers are designated as "Reproductive Science Centers(R)" and as such, have access to the Company's FertilityDirect Program in addition to being provided with a full range of services including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment;
(ii) access to capital; (iii) marketing and sales; (iv) integrated information systems; (v) assistance in identifying best clinical practices; and (vi) laboratory services (collectively, "Business Services").

     The Company's strategy is to align information, technology and finance for the benefit of fertility patients, providers, payors and pharmaceutical manufacturers. The primary elements of the Company's strategy include: (i) selling additional FertilityDirect contracts to leading fertility centers in major markets; (ii) selling Shared Risk Refund Treatment Packages to patients of contracted fertility centers and managing the risk associated with the programs;
(iii) selling additional Reproductive Science Center Business Service contracts;
(iv) increasing revenues at Reproductive Science Centers; (v) increasing sales of pharmaceutical products and services; (vi) expanding clinical research opportunities; and (vii) establishing Internet-based access to patient-specific information on treatment process and outcomes.

     During the first quarter of 1998, the Company completed an equity private placement of $5.5 million with Morgan Stanley Venture Partners' affiliates. Subsequent to 2000, the Company reacquired Morgan Stanley Venture Partners' shares (see Note 20 to the Consolidated Financial Statements).

     In September 1998, the Company obtained from Fleet Bank, N.A. a $13.0 million credit facility to fund acquisitions to provide working capital and to refinance its existing bank debt.

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

     During 1999, the Company accelerated amortization of the Right to Manage fees for the Kansas City and Dallas Reproductive Science Centers.

     In December 1999, the Company's agreement with the medical center based Reproductive Science Center was terminated early. The Company received $1.44 million in liquidated damages pursuant to an early termination agreement.

     The Medical Practices served by the Company are parties to managed care contracts. Approximately 65% and 71% of the Company's revenues, net for the years ended December 31, 2000 and 1999, respectively, were derived from revenues received by the Medical Practices from third party payors. To date, the Company has not been negatively impacted by existing trends related to managed care contracts. As the Company's fees for servicing such Medical Practices are based on revenues and/or earnings of the respective Medical Practices, changes in managed care practices, including changes in covered procedures or reimbursement rates could adversely affect the Company's fees in the future.

     The Company is under pressure to reduce fees to the Medical Practices and may be forced to reduce its fees. Cost containment measures may not be enough to offset these fee reductions. In addition, as the Company implements its change in strategy to become more of a marketing-oriented rather than a service-based company, costs of implementation may be incurred prior to achieving the related revenues. As a result of these two issues, future income levels may be reduced and the Company may not achieve the earnings level experienced in 2000.

Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statement of Operations for the years ended December 31, 2000, 1999 and 1998:

                                                                           2000           1999        1998
                                                                           ----           ----        ----
     Revenues, net.................................................         100%          100%         100%
     Costs of services incurred:
          Employee compensation and related expenses...............        38.2%         38.7%        38.3%
          Direct materials.........................................        20.7%         13.7%        12.6%
          Occupancy costs..........................................         5.8%          6.3%         7.3%
          Depreciation.............................................         2.2%          3.1%         3.5%
          Other expenses...........................................        17.5%         17.8%        15.5%
                                                                           -----         -----       ------
            Total costs of services incurred.......................        84.4%         79.6%        77.2%
     Contribution..................................................        15.6%         20.4%        22.8%
     General and administrative expenses...........................        10.2%         13.2%        13.8%
     Amortization of intangible assets.............................         1.5%          5.2%         2.5%
     Interest income...............................................        (0.4)%        (0.1)%       (0.2)%
     Interest expense..............................................         0.7%          0.9%         1.1%
                                                                           -----         -----       ------
            Total other expenses...................................        12.0%         19.2%        17.2%
     Restructuring and other charges...............................          --          --            5.4%
     Income from continuing operations before income taxes.........         3.6%          1.2%         0.3%
     Provision for income taxes....................................         0.3%          0.5%         0.9%
     Income (loss) from continuing operations (a)..................         3.3%          0.7%        (0.6)%
     Discontinued operations loss..................................          --            --        (11.7)%
     Net income (loss).............................................         3.3%          0.7%       (12.3)%

(a) Excluding the effect of the restructuring and other charges in 1998, income from continuing operations, as a percentage of net revenues would have been 4.8% for the year ended December 31, 1998.

   Calendar Year 2000 Compared to Calendar Year 1999

     Revenues, net for 2000 were approximately $57.9 million as compared to approximately $46.0 million for 1999, an increase of $11.9 million or 25.9%. The increase in revenues was approximately 61% attributable to new pharmaceutical sales started during the second quarter of 1999 and 39% attributable to same market growth offset by losses of revenue due to terminated or modified Business Services contracts. Same market growth was principally achieved via new service offerings, the expansion of ancillary services, and increases in patient volume. The aggregate increase in revenue was comprised of the following: (i) an approximate $6.5 million increase in reimbursed costs of services; (ii) an approximate $663,000 decrease in the Company's Business Services fees derived from the managed Medical Practices' net revenue and/or earnings, (iii) an approximate $1.1 million decrease from terminated business service agreements and (iv) an increase of $7.2 million from pharmaceutical sales.

     Total costs of services as a percentage of revenue increased by 4.8% to 84.4% in 2000 as compared to 79.6% in 1999. The primary contributor to this increase was the $7.0 million increase in the costs of pharmaceutical materials as the cost of these materials represents a higher proportion of the revenue dollar than the Business Services costs.

     Contribution decreased to $9.1 million in 2000 as compared to $9.4 million in 1999 due to the factors attributed to increasing costs of services. The contribution margin decreased to 15.6% of revenues in 2000 from 20.4% in 1999 primarily due to pharmaceutical sales accounting for a higher percent of revenues and providing lower margins.

     General and administrative expenses for 2000 were approximately $5.9 million as compared to approximately $6.1 million in 1999, a decrease of 3.3%. This decrease was primarily due to decreases in staffing, legal expenses, and expenses related to the implementation of information systems.

     Amortization of intangible assets was $865,000 in 2000 as compared to $2.4 million in 1999. The majority of this decrease is attributed to a one-time charge incurred in 1999 of $1.35 million associated with accelerated amortization of the Right to Manage fees of the Kansas City and Dallas Reproductive Science Centers.

     Interest income for 2000 increased to $211,000 from $65,000 for 1999, due to a higher invested cash balance. Interest expense for 2000 increased to $421,000 from $412,000 in 1999, primarily due to capitalized leases and the rising level of market interest rates.

     The provision for income taxes is primarily related to state taxes as the Company has utilized available net operating loss carryforwards to eliminate any Federal tax provision. The provision for income taxes decreased 22.1% for the year ending December 31, 2000 as compared to 1999, due to a change in effective tax rates as a result of tax planning initiatives.

     Income from continuing operations was approximately $1.9 million in 2000 as compared to $300,000 for 1999. The increase was primarily due to (i) an approximate $200,000 decrease in general and administrative expenses, offset by a decrease of $300,000 in contribution , (ii) an approximate $1.6 million decrease in amortization of intangible assets, and (iii) and a $100,000 reduction in net interest expense.

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

     Contribution increased to $9.4 million in 1999 as compared to $8.8 million in 1998 due to the factors attributed to increasing revenues. The contribution margin decreased to 20.4% of revenues in 1999 from 22.8% in 1998 primarily due to reimbursed services, which do not provide a margin, accounting for a higher percent of revenues and new service offerings with a lower contribution margin.

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

     Income from continuing operations, excluding restructuring and other charges, was approximately $300,000 in 1999 as compared to $1.9 million for 1998. The decrease was primarily due to the approximate $600,000 increase in contribution and a $100,000 reduction in income tax expense, which was offset by an $800,000 increase in general and administrative expenses and a $1.4 million increase in amortization of intangible assets.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through cashflow, sales of equity securities and bank financings. As of December 31, 2000, the Company had working capital of approximately $4.9 million, compared to $5.7 million in 1999. The net decrease in working capital was primarily due to debt repayments of $1.7 million and the repurchase of approximately 850,000 shares of common stock for an aggregate purchase price of $2.6 million.

     In September 1998, the Company obtained from Fleet Bank, N.A. ("Fleet") a $13.0 million credit facility (the "New Credit Facility"). The New Credit Facility is comprised of a $4.0 million three-year working capital revolver, a $5.0 million three-year acquisition revolver and a $4.0 million 5.5 year term loan. Upon closing of the New Credit Facility, the Company drew the entire $4.0 million available under the term loan to repay in full its balance outstanding with First Union National Bank of $2,250,000 and for working capital purposes as well as Common Stock repurchases. Availability of borrowings under the working capital revolver are based on eligible accounts receivable as defined. Availability of borrowings under the acquisition revolver will be based on financial covenants and eligibility criteria with respect to each proposed acquisition. As of December 31, 2000, under the working capital and acquisition revolvers, there were no amounts outstanding and an aggregate amount of approximately $9.0 million was available.

     The Company does not have any significant commitments for the acquisition of fixed assets.

New Accounting Standards

     Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," the Company has reviewed its accounting policy for the recognition of revenue. SAB No. 101 was required to be implemented in fourth quarter 2000. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policy for revenue recognition is consistent with the views expressed within SAB No. 101.

Forward Looking Statements

     This Form 10-K and discussions and/or announcements made by or on behalf of the Company, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to the following factors: the Company's ability to acquire additional Business Services agreements, including the Company's ability to raise additional debt and/or equity capital to finance future growth, the loss of significant Business Services agreement(s), the profitability or lack thereof at Reproductive Science Centers serviced by the Company, increases in overhead due to expansion, the exclusion of fertility and ART services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new fertility, and ART and/or genetic technologies and techniques.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

ITEM 8.  Financial Statements and Supplementary Data

          See Index to Financial Statements and Financial Statement Schedule on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

         Information with respect to the executive officers and directors of the Company is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 2001.

ITEM 11. Executive Compensation

         This information is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 2001.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 2001.

ITEM 13. Certain Relationships and Related Transactions

         This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 2001.

                                     PART IV

ITEM 14. Exhibits, Financial Statements, Schedule, and Reports on Form 8-K

         (a)  (1) and (2) Financial Statements and Financial Statement Schedule.

               See Index to Financial Statements and Financial Statement Schedule on page F-1.

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

          FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                          Item 8 and 14 (a)(1) and (2)

                                    Contents

                                                                            Page
INTEGRAMED AMERICA, INC.

    Report of Independent Accountants.......................................F-2
    Consolidated Balance Sheets as of December 31, 2000 and 1999............F-3
    Consolidated  Statements  of  Operations  for the years ended
       December 31, 2000, 1999 and 1998.....................................F-4
    Consolidated  Statements  of  Shareholders'  Equity  for  the
       years  ended December 31, 2000, 1999 and 1998........................F-5
    Consolidated  Statements  of Cash Flows for the years  ended
       December  31, 2000, 1999 and 1998....................................F-6
    Notes to Consolidated Financial Statements..............................F-7

FINANCIAL STATEMENT SCHEDULE

        Report of Independent Accountants on Financial Statement Schedule...S-1
        Valuation and Qualifying Accounts...................................S-2

                        Report of Independent Accountants

To the Board of Directors and Shareholders of IntegraMed America, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of IntegraMed America, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


Boston, Massachusetts
March 6, 2001



                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all amounts in thousands, except share amounts)


                                                                                                   December 31,
                                                                                                 --------------
                                                                                                  2000    1999
                                                                                                 ------  ------
                                     ASSETS
Current assets:
   Cash and cash equivalents..................................................................  $ 5,306  $ 3,650
   Patient accounts receivable, less allowance for doubtful accounts
     of $1,457 and $851 in 2000 and 1999, respectively (see Note 2)...........................   10,991   10,460
   Business Service fees receivable...........................................................      237      890
   Prepaids and other current assets..........................................................    1,283    1,162
                                                                                                -------  -------

       Total current assets...................................................................   17,817   16,162

Fixed assets, net (see Note 8)................................................................    5,337    5,965
Intangible assets, net (see Note 9)...........................................................   17,774   18,163
Other assets..................................................................................      367      525
                                                                                                -------  -------

       Total assets...........................................................................  $41,295  $40,815
                                                                                                =======  =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable...........................................................................  $ 1,700  $ 1,080
   Accrued liabilities (see Note 10)..........................................................    5,059    2,948
   Due to Medical Practices...................................................................    2,450    1,768
   Current portion of long-term notes payable and other obligations (see Note 11).............    1,135    1,691
   Patient deposits...........................................................................    2,530    2,970
                                                                                                -------  -------

       Total current liabilities..............................................................   12,874   10,457
                                                                                                -------  -------

Long-term notes payable and other obligations (see Note 11)...................................    2,434    3,719
                                                                                                -------  -------
Shareholders' equity:
   Preferred Stock, $1.00 par value 3,165,644 shares authorized in 2000 and 1999
     -- 2,500,000 undesignated; 665,644 shares designated as Series A Cumulative
     Convertible of which 165,644 were issued and outstanding in 2000 and 1999,
     respectively.............................................................................      166      166
   Common Stock, $.01 par value--50,000,000 shares authorized
     in 2000 and 1999; 5,413,571 and 5,368,960 shares issued in 2000 and 1999, respectively...       54       54
   Capital in excess of par...................................................................   54,149   54,140
   Accumulated deficit........................................................................  (23,313) (25,230)
   Treasury Stock, at cost-- 1,600,013 and 746,863 shares in 2000 and 1999, respectively......   (5,069)  (2,491)
                                                                                                -------  -------
       Total shareholders' equity.............................................................   25,987   26,639
                                                                                                -------  -------

       Total liabilities and shareholders' equity.............................................  $41,295  $40,815
                                                                                                =======  =======



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)

                                                                                  For the years ended December 31,
                                                                                  --------------------------------
                                                                                     2000      1999         1998
                                                                                  ---------   -------     --------

Revenues, net (see Note 2)......................................................   $57,864    $45,955    $38,590

Costs of services incurred:
   Employee compensation and related expenses...................................    22,103     17,765     14,763
   Direct materials.............................................................    11,954      6,307      4,864
   Occupancy costs..............................................................     3,356      2,890      2,814
   Depreciation.................................................................     1,249      1,424      1,343
   Other expenses...............................................................    10,143      8,170      5,994
                                                                                   -------    -------    -------
     Total costs of services incurred...........................................    48,805     36,556     29,778
                                                                                   -------    -------    -------

Contribution....................................................................     9,059      9,399      8,812
                                                                                   -------    -------    -------

General and administrative expenses.............................................     5,880      6,084      5,316
Amortization of intangible assets...............................................       865      2,410        962
Interest income.................................................................      (211)       (65)       (91)
Interest expense................................................................       421        412        432
                                                                                   -------    -------    -------
   Total other expenses.........................................................     6,955      8,841      6,619
                                                                                   -------    -------    -------

Restructuring and other charges (see Note 7)....................................        --         --      2,084

Income from continuing operations before income taxes...........................     2,104        558        109
Provision for income taxes......................................................       187        240        340
                                                                                   -------    -------    -------
Income (loss) from continuing operations........................................     1,917        318       (231)

Discontinued operations (see Note 6):
   Loss from operations of discontinued AWM Division (less
     applicable income taxes of $0).............................................        --         --        923
   Loss from disposal of AWM Division...........................................         --        --      3,578
                                                                                   -------    -------    -------

Net income (loss)...............................................................     1,917        318     (4,732)
Less: Dividends paid and/or accrued on Preferred Stock..........................       133        133        133
                                                                                   -------    -------    -------
Net income (loss) applicable to Common Stock....................................   $ 1,784    $   185    $(4,865)
                                                                                   =======    =======    =======

Basic and diluted net earnings (loss) per share of Common Stock (see Note 13):
     Continuing operations......................................................   $  0.43    $  0.04    $ (0.07)
     Discontinued operations....................................................        --         --      (0.87)
                                                                                   -------    -------    -------
     Net earnings (loss)........................................................   $  0.43    $  0.04    $ (0.94)
                                                                                   =======    =======    =======
Basic and diluted net earnings (loss) per share of Common Stock.................   $  0.43    $  0.04    $ (0.94)
                                                                                   =======    =======    =======
Weighted average shares - basic.................................................     4,110      4,874      5,202
                                                                                   =======    =======    =======
Weighted average shares - diluted...............................................     4,172      4,951      5,202
                                                                                   =======    =======    =======



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (all amounts in thousands, except share amounts)

                                  Cumulative
                                  Convertible     Common
                                Preferred Stock   Stock     Capital in    Accumulated   Treasury Stock
                                     Amount       Amount   Excess of Par    Deficit   Shares    Amount
                                ---------------   ------   -------------  ----------- ------    ------

BALANCE AT DECEMBER 31, 1997.....    $166         $43        $46,600      $(20,816)      --        --
Issuance of Common Stock, net of
    issuance costs..............       --           8          5,418           --        --        --
Issuance of Common Stock
    for acquisition.............       --           2          1,512           --        --        --
Issuance of warrants to purchase
    Common Stock.................      --          --            216           --        --        --
Dividends paid to preferred
    shareholders ...............       --          --           (133)          --        --        --
Exercise of Common Stock options.      --          --             99           --        --        --
Purchase of Treasury Stock.......      --          --             --           --   340,500   $(1,000)
Net loss.........................      --          --             --       (4,732)       --        --
                                     ----         ---        -------      -------   -------   -------

BALANCE AT DECEMBER 31, 1998.....     166          53         53,712      (25,548)  340,500    (1,000)
Issuance of Common Stock, net of
    issuance costs...............      --           1            176           --        --        --
Issuance of warrants to purchase
    Common Stock.................      --          --            385           --        --        --
Dividends paid to preferred
    shareholders ................      --          --           (133)          --        --        --
Purchase of Treasury Stock.......      --          --             --           --   406,363    (1,491)
Net income.......................      --          --             --          318        --        --
                                     ----         ---        -------      -------   -------   -------

BALANCE AT DECEMBER 31, 1999.....     166          54         54,140      (25,230)  746,863    (2,491)
Issuance of Restricted Stock Grants.   --          --            142           --        --        --
Dividends paid to preferred
    shareholders ................      --          --           (133)          --        --        --
Purchase of Treasury Stock.......      --          --             --           --   853,150    (2,578)
Net income.......................      --          --             --        1,917        --        --
                                     ----         ---        -------      -------   -------   -------

BALANCE AT DECEMBER 31, 2000.....    $166        $ 54        $54,149     $(23,313)1,600,013   $(5,069)
                                     ====        ====        =======     ======== =========   =======







        See accompanying notes to the consolidated financial statements.




                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)


                                                                       For the years ended December 31,
                                                                      ----------------------------------
                                                                        2000         1999          1998
                                                                      --------     --------      --------
Cash flows from operating activities:
    Net income (loss)............................................     $ 1,917      $   318       $(4,732)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation and amortization..............................       2,562        4,183         2,582
      Writeoff of fixed and intangible assets....................          --           --         5,541
    Changes in assets and liabilities net of effects from
      acquired businesses--
    Decrease (increase) in assets:
      Patient accounts receivable................................        (531)         289        (2,608)
      Business Service fees receivable...........................         653          454        (1,253)
      Prepaids and other current assets..........................        (121)         299           (87)
      Other assets...............................................         158          (81)          (53)
    Increase (decrease) in liabilities:
      Accounts payable...........................................         620          396        (1,091)
      Accrued liabilities........................................       2,384         (450)         (263)
      Due to Medical Practices...................................         682         (109)          132
      Patient deposits...........................................        (440)         127         1,440
                                                                      -------      -------       -------
Net cash provided by (used in) operating activities..............       7,884        5,426          (392)
                                                                      -------      -------       -------
Cash flows used in investing activities:
    Payment for exclusive Business Services rights and acquired
      physician practices........................................        (476)        (448)       (3,164)
    Purchase of net liabilities (assets) of acquired businesses..          --           --           487
    Purchase of fixed assets and leasehold improvements..........      (1,352)      (2,251)       (1,668)
    Proceeds from sale of fixed assets and leasehold
      improvements...............................................          10           64           135
                                                                      -------      -------       -------
Net cash (used in) investing activities..........................      (1,818)      (2,635)       (4,210)
                                                                      -------      -------       -------
Cash flows (used in) provided by financing activities:
    Proceeds from issuance of Common Stock.......................          --           --         5,500
    Proceeds from issuance of Restricted Stock Grants............         142           --            --
    Proceeds from issuance of notes..............................          --          150            --
    Used for stock issue costs...................................          --           --           (74)
    Proceeds from bank under Credit Facility.....................          --           --         6,000
    Principal repayments on debt.................................      (1,712)      (1,815)       (2,900)
    Principal repayments under capital lease obligations.........        (129)         (93)         (115)
    Repurchase of Common Stock...................................      (2,578)      (1,491)       (1,000)
    Dividends paid on Convertible Preferred Stock................        (133)        (133)         (597)
    Proceeds from exercise of Common Stock options...............          --           --            99
                                                                      -------      -------       -------
Net cash (used in) provided by financing activities..............      (4,410)      (3,382)        6,913
                                                                      -------      -------       -------
Net increase (decrease) in cash..................................       1,656         (591)        2,311
Cash at beginning of period......................................       3,650        4,241         1,930
                                                                      -------      -------       -------
Cash at end of period............................................     $ 5,306      $ 3,650       $ 4,241
                                                                      =======      =======       =======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:


     IntegraMed America, Inc. (the "Company") offers products and services to patients, providers, payors and pharmaceutical manufacturers in the fertility industry. The IntegraMed Network is comprised of twenty-two fertility centers in major markets across the United States, a pharmaceutical subsidiary, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Seventeen fertility centers have access to the Company's FertilityDirect Program that provides contracted fertility centers with exclusive access to the Company's products and services that support patient recruitment. Five of the fertility centers are designated as "Reproductive Science Centers(R)" and as such, have access to the Company's FertilityDirect Program in addition to being provided with a full range of services including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment;
(ii) access to capital; (iii) marketing and sales; (iv) integrated information systems; (v) assistance in identifying best clinical practices; and (vi) laboratory services (collectively, "Business Services").

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

   Revenue and cost recognition -

   Reproductive Science Centers(R)

     As of December 31, 2000, the Company provided comprehensive Business Services under five Business Services contracts. During the year ended December 31, 2000, the Company had also provided services under two agreements that were terminated effective February 1 and December 31, 2000, respectively.

     Under four of the current agreements, the Company receives as compensation for its Business Services a three-part fee comprised of: (i) a percentage of net revenues, (ii) reimbursed costs of services (costs incurred in servicing a Medical Practice and any costs paid on behalf of the Medical Practice) and (iii) a fixed or variable percentage of earnings after Business Services fees or an additional variable percentage of net revenues.

     Under the fifth current agreement, as compensation for its services, the Company receives a fixed fee plus reimbursed costs of services.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     All fees are reported as "Revenues, net" by the Company. Direct costs incurred by the Company in performing its services and costs incurred on behalf of the Medical Practices are recorded in "Costs of services incurred". The physicians receive as compensation all remaining earnings after payment of the Company's fee.

     The Company also distributes fertility related pharmaceutical products through IntegraMed Pharmaceutical Services, Inc. ("IPSI"), a wholly owned subsidiary. Through a management agreement with ivpcare, inc., IPSI ships prescription-based pharmaceuticals directly to patients of the Reproductive Science Centers. Revenue is derived from the sales price of these pharmaceuticals and is recorded when shipments are made. All revenues and their related costs are consolidated with those of the Reproductive Science Center Business Services agreements.

   AWM (Adult Women's Medical) Division --

     In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division. On September 1, 1998, the Company disposed of the AWM Division operations through a sale of certain of its fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records. The operating results of the AWM Division for the eight-month period ended August 31, 1998 and the charges recorded by the Company related to its disposal are reflected under "Discontinued Operations" in the accompanying Consolidated Statement of Operations (See Note 6).

   Cash and cash equivalents--

     Cash and cash equivalents primarily include all highly liquid debt instruments with original maturities of three months or less, recorded at cost, which approximates market.

   Patient accounts receivable--

     Patient accounts receivable represent receivables for medical services provided by the Medical Practices and for other products and services provided by the Company's subsidiaries. Such amounts are recorded net of contractual allowances and estimated bad debts. As of December 31, 2000 and 1999, of total net patient accounts receivable of $10,991,000 and $10,460,000, respectively, approximately $9,896,000 and $9,867,000, respectively, of patient accounts receivable were a function of Reproductive Science Center revenue (i.e., the Company purchased the accounts receivable, net of contractual allowances, from the Medical Practice (the "Purchased Receivables") and the remaining balances of $1,095,000 and $593,000, respectively, were a function of net revenues of the Company (see -- "Revenue and cost recognition" above). Risk of loss in connection with uncollectiblity of Purchased Receivables is partially borne by the Company in an amount equal to the Company's proportionate share of revenues and/or earnings, which are paid to the Company from the Medical Practice as its Business Services fee. Risk of loss in connection with uncollectibility of patient accounts receivable which are a function of net revenues of the Company is borne by the Company.

Business Services fees receivable --

     Business Services fees receivable in 2000 represent fees owed to the Company by one medical center pursuant to the respective Business Services agreement. Business Services fees receivable in 1999 represent fees owed to the Company primarily for repayment of advances to the Medical Practices pursuant to the respective agreements with these Medical Practices (See "Revenue and cost recognition" above).

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

   Due to Medical Practices--

     Due to Medical Practices primarily represents amounts owed by the Company to the Medical Practices for the medical providers' share of the respective Medical Practice earnings net of the Company's advances to the Medical Practice, if any. Due to Medical Practices excludes amounts owed by the Company to Medical Practices for exclusive Business Services rights (see Note 11).

   Stock based employee compensation--

     The Company adopted Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), on January 1, 1996. Under FAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock based awards, using a fair value method. The Company has adopted the disclosure only provisions, as permitted by FAS 123.

   Concentrations of credit--

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's patient accounts receivables are primarily from third party payors, principally insurance companies and health maintenance organizations.

   Income taxes--

     The Company accounts for income taxes utilizing the asset and liability approach in accordance with Financial Accounting Standards No. 109 "Accounting For Income Taxes" (FAS 109).

   Earnings per share--

     The Company determines earnings (loss) per share in accordance with Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which the Company adopted in December 1997. All historical earnings (loss) per share have been presented in accordance with FAS 128.

     Fair value of financial instruments--

     At December 31, 2000 and 1999, the carrying values of all financial instruments, both short- and long-term, approximated their fair value.

NOTE 3 -- SEGMENT INFORMATION:

     The Company is principally engaged in providing products and services to the fertility market. For disclosure purposes, the Company recognizes Business Services offered to it's network of Reproductive Science Centers and its pharmaceutical distribution operations as separate reporting segments as follows (000's omitted):


                                                                  Business    Pharmaceutical
                                                  Corporate       Services     Distribution   Consolidated
                                                  ---------       --------     ------------   ------------
For the Year ended December 31, 2000
     Revenues...............................       $    --        $48,175         $9,689         $57,864
     Cost of Services.......................            --         39,447          9,358          48,805
                                                   -------        -------         ------         -------
     Contribution...........................            --        $ 8,728         $   331        $  9,059
     Other costs............................         5,880             --             --           5,880
     Amortization of intangibles............            14            844              7             865
     Interest, net..........................           214              5             (9)            210
                                                   -------        -------         ------         -------

     Income before income taxes.............       $(6,108)       $ 7,879         $  333         $ 2,104
                                                   =======        =======         ======         =======
     Depreciation expense included above....       $   448        $ 1,249         $   --         $ 1,697
     Capital expenditures...................       $   199        $ 1,153         $   --         $ 1,352
     Total assets...........................       $ 3,335        $36,688         $1,272         $41,295

For the Year ended December 31, 1999
     Revenues...............................       $    --        $43,502         $2,453         $45,955
     Cost of Services.......................            --         34,207          2,349          36,556
                                                   -------        -------         ------         -------
     Contribution...........................            --        $ 9,295         $  104         $ 9,399

     Other costs............................         6,084             --             --         $ 6,084
     Amortization of intangibles............            43          2,365              2           2,410
     Interest, net..........................           261             85              1             347
                                                   -------        -------         ------         -------

     Income before income taxes.............       $(6,388)       $ 6,845         $  101         $   558
                                                   =======        =======         ======         =======
     Depreciation expense included above....       $   350        $ 1,423         $   --         $ 1,773
     Capital expenditures...................       $   814        $ 1,969         $   --         $ 2,783
     Total assets...........................       $ 4,390        $35,318         $1,107         $40,815

For the Year ended December 31, 1998
     Revenues...............................       $    --        $38,590         $   --         $38,590
     Cost of Services.......................            --         29,778             --          29,778
                                                   -------        -------         ------         -------
     Contribution...........................            --          8,812             --           8,812

     Other costs............................         5,316             --             --           5,316
     Restructuring costs....................            --          2,084             --           2,084
     Amortization of intangibles............            43            919             --             962
     Interest, net..........................           159            182             --             341
                                                   -------        -------         ------         -------

     Income before income taxes.............       $(5,518)       $ 5,627         $   --         $   109
                                                   =======        =======         ======         =======
     Depreciation expense included above....       $   170        $ 1,450         $   --         $ 1,620
     Capital expenditures...................       $   544        $ 1,659         $   --         $ 2,203
     Total assets...........................       $ 5,377        $38,316         $   --         $43,693


NOTE 4 -- SIGNIFICANT BUSINESS SERVICE CONTRACTS:

     For the years ended December 31, 2000, 1999, and 1998 the following Reproductive Science Centers each individually provided greater than 10% of the Company's Revenues, net and/or contribution as follows:

                                           Percent of Company                   Percent of
                                              Revenues, net                    Contribution
                                       -----------------------------     -------------------------
                                         2000      1999       1998          2000     1999      1998
                                       -------- ---------- ---------     --------------------------
     Boston.........................     13.7      16.0       15.8         17.1       23.4      21.7
     Long Island....................     10.4       9.4        9.1          6.7        5.7       5.3
     New Jersey.....................      5.1      10.2       12.2         18.6       24.3      28.3
     Illinois.......................     27.2      26.2       27.1         29.1       24.2      25.7
     Shady Grove....................     17.8      18.7       15.0         18.8       15.1       9.6

NOTE 5 -- ACQUISITIONS AND BUSINESS SERVICE AGREEMENTS:

     The transactions detailed below were accounted for by the purchase method and the purchase price has been allocated to the tangible and identifiable intangible assets acquired based upon the estimated fair value at the date of acquisition. The consolidated financial statements include the results of operations of these transactions from their respective dates of acquisition.

     In January 1998, the Company completed its second in-market merger with the addition of two physicians to the FCI practice. The Company acquired certain assets of Advocate Medical Group, S.C. ("AMG") and Advocate MSO, Inc. and acquired the right to manage AMG's fertility practice conducted under the name Center for Reproductive Medicine ("CFRM"). Simultaneous with the consummation of this transaction, the Company amended its agreement with FCI to include two of the three physicians practicing under the name CFRM. The aggregate purchase price was approximately $1.5 million, consisting of approximately $1.2 million in cash and 46,079 shares of Common Stock. The majority of the purchase price was allocated to exclusive Business Services rights.

     On March 12, 1998, the Company acquired the majority of the capital stock of Shady Grove Fertility Centers, Inc., a Maryland business corporation providing management services, and formerly a Maryland professional corporation engaged in providing fertility services. Prior to the consummation of the transaction, Shady Grove had entered into a twenty-five year management agreement with Levy, Sagoskin and Stillman, M.D., P.C., an fertility physician group practice comprised of six physicians and four locations surrounding the greater Washington, D.C. area. The Company acquired the balance of the Shady Grove capital stock on January 5, 1999. The aggregate purchase price for all of the Shady Grove capital stock was $5.7 million, consisting of approximately $2.8 million in cash, approximately $1.4 million in Common Stock, and approximately $1.5 million in promissory notes. The purchase price was allocated to the various assets and liabilities assumed and the balance was allocated to exclusive Business Services rights. On March 12, 1998, the Closing Date, the following consideration was paid: (i) approximately $1.8 million in cash, (ii) approximately $1.2 million in stock, or 159,888 shares of Common Stock, and

(iii) approximately $1.1 million in promissory notes. These notes bore interest at 8.5% per annum, payable in two annual installments. The first installment was paid on April 1, 1999, and the second installment was paid on April 1, 2000. On January 5, 1999, the Second Closing Date, the balance of the purchase price was paid as follows: (i) approximately $1.0 million in cash, (ii) approximately $175,900 in stock, or 6,467 shares of Common Stock, and (iii) a $402,750 promissory note. This note bore interest at 10.17% per annum, payable in two installments. The first note installment was paid on July 1, 1999, and the second installment was paid on April 1, 2000. In addition, in January 1999, the Company issued warrants to acquire 5,000 shares of Common Stock at $5.125 per share to Robert J. Stillman, M.D. in connection with the Second Closing Date.

NOTE 6 -- DISCONTINUED OPERATIONS:

     In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division operations. On September 1, 1998 the Company disposed of the AWM Division operations through a sale of certain of its fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records. As of December 31, 2000 and 1999, respectively, the Company's Consolidated Balance Sheet included $0 and $75,000 in notes payable related to the AWM Division. During the year ended December 31, 1998, the Company reported a loss from the disposal of the AWM Division of approximately $3.6 million, which principally represented approximately $3.3 million related to the write-off of goodwill and $243,000 for estimated operating losses during the phase-out period. During the eight-month period ended August 31, 1998, the AWM Division recorded revenues of approximately $1.0 million.

NOTE 7 -- RESTRUCTURING AND OTHER CHARGES:

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

NOTE 8 -- FIXED ASSETS, NET:

     Fixed assets, net at December 31, 2000 and 1999 consisted of the following (000's omitted):

                                                          2000         1999
                                                         ------       ------

    Furniture, office and computer equipment..........   $4,457       $4,335
    Medical equipment.................................    2,348        2,276
    Leasehold improvements............................    4,878        4,547
    Assets under capital leases.......................    1,260        1,260
                                                         ------       ------
      Total...........................................   12,943       12,418
    Less--Accumulated depreciation and amortization...   (7,606)      (6,453)
                                                         ------       ------
                                                         $5,337       $5,965
                                                         ======       ======

     Depreciation expense on fixed assets for the years ended December 31, 2000, 1999 and 1998 was $1,697,000, $1,773,000 and $1,620,000, respectively. Assets under capital leases primarily consist of computer equipment. Accumulated amortization related specifically to capital leases at December 31, 2000, 1999 and 1998 was $870,000, $762,000 and $947,000, respectively.

NOTE 9 -- INTANGIBLE ASSETS:

     Intangible assets at December 31, 2000 and 1999 consisted of the following (000's omitted):

                                                           2000       1999
                                                          -------    -------

         Exclusive Business Services rights...........    $20,471    $19,995
         Trademarks...................................        186        186
                                                          -------    -------
             Total....................................     20,657     20,181
         Less accumulated amortization................     (2,883)    (2,018)
                                                          -------    -------
             Total....................................    $17,774    $18,163
                                                          =======    =======

   Exclusive Business Services Rights and Other Intangible Assets--

     Exclusive Business Services rights and other intangible assets represent costs incurred by the Company for the right to service and/or acquire certain Reproductive Science Centers and are valued at cost less accumulated amortization. During the year ended December 31, 2000, the Company capitalized additional Exclusive Business Services rights of $476,000 related to the Shady Grove Fertility Center Management agreement. During the year ended December 31, 1999, the Company recorded a charge to earnings of $1.35 million to accelerate the unamortized portion of Business Services Rights associated with its remaining single physician Business Services agreements.

   Trademarks --

     Trademarks represent trademarks, service marks, trade names and logos purchased by the Company and are valued at cost less accumulated amortization.

   Amortization and recoverability--

     The Company periodically reviews its intangible assets to assess recoverability; any impairments would be recognized in the consolidated statement of operations if a permanent impairment were determined to have occurred. Recoverability of intangibles is determined based on undiscounted expected earnings from the related business unit or activity over the remaining amortization period. Exclusive Business Services rights are amortized over the term of the respective agreement, usually ten to twenty-five years. Trademarks are amortized over five to seven years. As of December 31, 2000, accumulated amortization of exclusive Business Services rights and trademarks was $2,701,000 and $182,000, respectively. As of December 31, 1999, accumulated amortization of exclusive Business Services rights and trademarks was $1,850,000 and $168,000, respectively.

NOTE 10 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 2000 and 1999 consisted of the following (000's omitted):

                                                             2000        1999
                                                           ------       ------

      Deferred revenue related to terminated contract....  $1,440       $   --
      Reserves for estimated refunds.....................     414           --
      Deferred compensation..............................      --          387
      Accrued hospital contract..........................     265           --
      Accrued incentives.................................     381           --
      Accrued state taxes................................     636          575
      Deferred rent......................................      --          296
      Accrued facility disposal costs....................      --          322
      Other..............................................   1,923        1,368
                                                           ------       ------
      Total accrued liabilities..........................  $5,059       $2,948
                                                           ======       ======

NOTE 11 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

     Debt at December 31, 2000 and 1999 consisted of the following (000's omitted):

                                                            2000         1999
                                                           ------       ------

      Note payable to bank................................ $3,250       $4,000
      Acquisition notes payable...........................     --           75
      Acquisition obligation..............................     --          737
      Obligations under capital lease.....................    319          448
      Other notes payable.................................     --          150
                                                           ------       ------

      Total notes payable and other obligations...........  3,569        5,410
      Less--Current portion............................... (1,135)      (1,691)
                                                           ------       ------

      Long-term notes payable and other obligations....... $2,434       $3,719
                                                           ======       ======

   Note payable to Bank--

     In September 1998, the Company obtained from Fleet Bank, N.A. a $13.0 million credit facility. This credit facility was subsequently amended in September 1998 to allow for the Company's repurchase of Common Stock noted below, and for the repayment of dividends in arrears on the Company's
Convertible Preferred Stock. The facility is comprised of a $4.0 million three-year working capital revolver, a $5.0 million three-year acquisition revolver and a $4.0 million 5.5 year term loan. Each component bears interest by reference to Fleet's prime rate or LIBOR, at the Company's option, plus a margin ranging from 0.00% to 0.25% in the case of prime-based loans or 2.75% to 3.00% in the case of LIBOR-based loans, which margins vary based on a leverage test. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. Borrowings under the term loan will require only interest payments for the first twenty months. Upon closing of the credit facility, the Company drew the entire $4.0 million available under the term loan to repay in full its $2,250,000 balance outstanding with First Union National and for working capital purposes. The Company will continue to utilize a portion of the term loan proceeds to finance the consideration of Common Stock repurchases. As of December 31, 2000, the Company had repurchased 1,600,013 shares of its Common Stock for an aggregate cost of approximately $5.1 million. As of December 31, 2000, interest on the term loan was payable at a rate of 9.44%. Unused amounts under the working capital and acquisition revolvers bear a commitment fee of 0.25% and 0.20%, respectively. Availability of borrowings under the working capital revolver are based on eligible accounts receivable as defined. Availability of borrowings under the acquisition revolver will be based on financial covenants and eligibility criteria with respect to each proposed acquisition. As of December 31, 2000, under the working capital and acquisition revolvers, there were no amounts outstanding and an aggregate amount of approximately $9.0 million was available, exclusive of additional amounts, which may become available as a result of completing additional acquisitions. The Fleet credit facility is collateralized by all of the Company's assets.

   Acquisition notes payable--

     In March 1998, the Company issued $1,127,000 in promissory notes as partial consideration for the acquisition of the capital stock of Shady Grove Fertility Centers, Inc. These notes were paid in full during the year ended December 31, 2000.

     In June 1996, the Company purchased a 51% interest in National Menopause Foundation for a total purchase price of $650,000, of which $50,000 was paid at closing with the balance to be paid in sixteen quarterly installments of $37,500 beginning September 1, 1996. Interest is payable quarterly at the rate of 4.16%. The final balance of the note was paid in the second quarter of 2000. As of December 31, 2000 and 1999, the note payable balance was $0 and $75,000, respectively.

   Exclusive Business Services rights obligations --

     Exclusive Business Services rights obligations represent the liability owed by the Company to certain Medical Providers for the cost of acquiring the exclusive right to manage the non-medical aspects of their fertility practices.

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

   Acquisition obligation--

     The acquisition obligation at December 31, 1999 represented the amount owed by the Company to acquire the balance of the capital stock of Shady Grove Fertility Centers, Inc. The balance of this obligation, bearing interest at 10.17%, was paid on April 1, 2000.

     At December 31, 2000, aggregate note payments, excluding capital lease obligation payments, in future years were as follows (000's omitted):

            2001...........................................  $1,000
            2002...........................................   1,000
            2003...........................................   1,000
            2004...........................................     250
            Thereafter.....................................      --
                                                             ------

            Total payments.................................  $3,250
                                                             ======

   Obligations under capital lease--

     Capital lease obligations relate primarily to computer and data processing equipment for the Reproductive Science Centers. The current portion of capital lease obligations, excluding interest, was approximately $135,000 at December 31, 2000.

     The Company has operating leases for its corporate headquarters and for medical office space relating to its managed Reproductive Science Centers. The Company also has operating leases for certain medical equipment. Aggregate rental expense under operating leases was $2,635,000, $2,174,000, and $1,750,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, the minimum lease payments for assets under capital and noncancelable operating leases in future years were as follows (000's omitted):
                                                          Capital     Operating
                                                          -------     ---------

           2001....................................        $155       $ 2,169
           2002....................................         155         1,890
           2003....................................          39         1,681
           2004....................................          --         1,682
           2005....................................          --         1,515
           Thereafter..............................          --         3,359
                                                           ----       -------
           Total minimum lease payments............        $349       $12,296
                                                                      =======
           Less-- Amount representing interest.....          30
                                                           ----
           Present value of minimum lease payments         $319
                                                           ====

NOTE 12 -- INCOME TAXES

     The deferred tax provision was determined under the asset and liability approach. Deferred tax assets and liabilities were recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The provision for income taxes was the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities. The provision for the years ended December 31, 2000, 1999 and 1998 of $187,000, $240,000, and
$340,000 respectively, was comprised of current state taxes payable.

     The Company's deferred tax asset primarily represented the tax benefit of operating loss carryforwards. However, such deferred tax asset was fully reduced by a valuation allowance due to the uncertainty of its realization.

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $16.9 million, which expire in 2002 through 2014. For tax purposes, there is an annual limitation of approximately $2.0 million on the utilization of net operating losses resulting from changes in ownership attributable to the Company's May 1993 Preferred Stock Offering and the August 1997 Common Stock Offering and FCI acquisition.

     Significant components of the deferred tax assets (liabilities) at December 31, 2000 and 1999 were as follows (000's omitted):
                                                            December 31,
                                                        -------------------
                                                         2000         1999
                                                        ------      -------

         Net operating loss carryforwards............   $5,746       $6,392
         Other.......................................       --          102
         Valuation allowance.........................   (5,746)      (6,494)
                                                        ------       ------
         Deferred tax assets.........................       --           --
         Deferred tax liabilities....................       --           --
                                                        ------       ------
         Net deferred taxes..........................   $   --       $   --
                                                        ======       ======

     The financial statement income tax provision differed from income taxes determined by applying the statutory Federal income tax rate to the financial statement income or loss before income taxes for the years ended December 31, 2000, 1999 and 1998 as a result of the following (000's omitted):

                                                                       For the years ended December 31,
                                                                      ---------------------------------
                                                                      2000          1999          1998
                                                                      -----         ----        -------

         Tax expense (benefit) at Federal statutory rate......        $652          $190        $(1,537)
         State income taxes...................................         187           240            340
         Net operating loss (utilization) or addition.........        (652)         (190)         1,537
                                                                      ----          ----        -------
         Provision for income taxes...........................        $187          $240        $   340
                                                                      ====          ====        =======

NOTE 13 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2000, 1999 and 1998 is a follows (000's omitted, except for per share amounts):

                                                                     For the years ended December 31,
                                                                     --------------------------------
                                                                        2000        1999      1998
                                                                     ---------    -------   ---------
     Numerator
     Income (loss) from continuing operations.................        $1,917       $ 318     $ (231)
     Less: Preferred stock dividends paid and/or accrued......           133         133        133
                                                                      ------       -----     ------
     Income (loss) from continuing operations
       available to Common Stock..............................        $1,784       $ 185     $ (364)
                                                                      ======       =====     ======
     Denominator
     Weighted average shares outstanding......................         4,110       4,874      5,202
     Effect of dilutive options and warrants..................            62          77         --
                                                                      ------       -----     ------
     Weighted average shares and dilutive potential
       Common shares..........................................         4,172       4,951       5,202
                                                                      ======       =====     ======
     Basic and diluted EPS from continuing operations.........        $ 0.43       $0.04     $(0.07)
                                                                      ======       =====     ======

     For the years ended December 31, 2000, 1999 and 1998, options to purchase approximately 494,000, 361,000, and 400,000 shares, respectively, of Common Stock at exercise prices ranging from $2.97 to $5.00, $4.12 to $5.00, and $2.50 to $15.00 per share, respectively, were excluded in computing the diluted per share amounts as they were antidilutive.

     For the years ended December 31, 2000, 1999 and 1998, warrants to purchase approximately 103,000, 103,000, and 176,000 shares, respectively, of Common Stock at exercise prices ranging from $4.12 to $8.54, $4.12 to $8.54, and $0.04 to $8.54 per share, respectively, were excluded in computing the diluted per share amounts as they were antidilutive.

     For the years ended December 31, 2000, 1999 and 1998, approximately 133,000, 133,000, and 131,000 shares, respectively, of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amounts as they were antidilutive.

NOTE 14 -- SHAREHOLDERS' EQUITY:

     In July 2000, the Company issued 44,610 restricted stock grants to several officers of the Company for an aggregate amount of $142,306.

     The Board of Directors authorized a 1-for-4 reverse stock split of its outstanding shares of Common Stock through an amendment to the Company's Amended and Restated Certificate of Incorporation which was approved by the Company's stockholders at a Special Meeting of Stockholders held on November 17, 1998. Effective November 17, 1998, every four shares of Common Stock were converted into one share of Common Stock

     The Board of Directors has authorized the repurchase of up to $6 million of the Company's outstanding shares of Common Stock from time to time on the open market at prevailing market prices or through privately negotiated transactions. The Company has and will continue to utilize a portion of the proceeds of the term loan component of the New Credit Facility to finance a portion of the price of the stock repurchases. As of December 31, 2000, the Company had repurchased 1,600,013 shares of its Common Stock for an aggregate cost of approximately $5.1 million.

     During the first quarter of 1998, the Company completed an equity private placement of $5.5 million with Morgan Stanley Venture Partners' affiliates providing for the purchase of 808,824 shares of the Company's Common Stock at a price of $6.80 per share and 60,000 warrants to purchase shares of the Company's Common Stock, at a nominal exercise price. The Company used a portion of these funds to acquire the capital stock of Shady Grove Fertility Centers, Inc. (see
Note 5). Subsequent to December 31, 2000, these shares were reacquired by the Company (see Note 20).

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

     The anti-dilution rights of the Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") provide that the conversion rate of the Convertible Preferred Stock is subject to increase as a result of the issuance of the Common Stock. As of December 31, 2000, each share of Convertible Preferred Stock was convertible into Common Stock at a conversion rate equal to approximately 0.80 shares of Common Stock for each share of Convertible Preferred Stock.

     As of December 31, 2000, an aggregate of 163,032 warrants were outstanding at a weighted average exercise price of $3.53.

NOTE 15 -- STOCK OPTIONS:

     Under the 1988 Stock Option Plan (as amended) (the "1988 Plan"), the 1992 Stock Option Plan (as amended) (the "1992 Plan") and the 2000 Stock Option Plan (the "2000 Plan"), 40,407, 500,000 and 600,000 shares, respectively, are reserved for issuance of incentive and non-incentive stock options. Under the 1988, 1992 and 2000 Plans, incentive stock options, as defined in Section 422 of the Internal Revenue Code, may be granted only to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors (or a committee (the "Committee") appointed by the Board) determines will contribute to the Company's success at exercise prices equal to at least 100%, or 110% for a ten percent shareholder, of the fair market value of the Common Stock on the date of grant with respect to incentive stock options and at exercise prices determined by the Board of Directors or the Committee with respect to non-incentive stock options. The 1988 Plan provides for the payment of a cash bonus to eligible employees in an amount equal to that required to exercise incentive stock options granted. Stock options issued under both the 1988 and 2000 Plans are exercisable, subject to such conditions and restrictions as determined by the Board of Directors or the Committee, during a ten-year period, or a five-year period for incentive stock options granted to a ten percent shareholder, following the date of grant; however, the maturity of any incentive stock option may be accelerated at the discretion of the Board of Directors or the Committee. Under the 1992 Plan, the Board of Directors or the Committee determines the exercise dates of options granted; however, in no event may incentive stock options be exercised prior to one year from date of grant. Under the 1988, 1992 and 2000 Plans, the Board of Directors or the Committee selects the optionees, determines the number of shares of Common Stock subject to each option and otherwise administers the Plans. Under the 1988 Plan, options expire one month from the date of the holder's termination of employment with the Company or six months in the event of disability or death. Under the 1992 and 2000 Plans, options expire three months from the date of the holder's termination of employment with the Company or twelve months in the event of disability or death.

     Under the 1994 Outside Director Stock Purchase Plan ("Outside Director Plan"), 31,250 shares of Common Stock are reserved for issuance. Under the Outside Director Plan, directors who are not full-time employees of the Company may elect to receive all or a part of their annual retainer fees, the fees payable for attending meetings of the Board of Directors and the fees payable for serving on Committees of the Board, in the form of shares of Common Stock rather than cash, provided that any such election be made at least six months prior to the date that the fees are to be paid. As of December 31, 2000, 1999 and 1998, there were no options outstanding, respectively, under the Outside Director Plan.

     Stock option activity, under the 1988, 1992 and 2000 Plans combined, is summarized as follows:

                                                                        Number of
                                                                        shares of
                                                                      Common Stock
                                                                       underlying      Weighted Average
                                                                         options         exercise price
                                                                       -----------     ----------------

     Options outstanding at December 31, 1997.........................    298,854            $7.60
     Granted
          Option Price = Fair Market Value............................    143,813             6.22
          Option Price > Fair Market Value............................    307,596             4.12
     Exercised........................................................    (28,649)            3.43
     Canceled.........................................................   (359,967)            7.90
                                                                         --------            -----
     Options outstanding at December 31, 1998.........................    361,647            $4.16
     Granted
          Option Price = Fair Market Value............................    113,625             3.62
          Option Price > Fair Market Value............................         --             --
     Exercised........................................................         --             --
     Canceled.........................................................    (38,091)            3.86
                                                                         ---------           -----
     Options outstanding at December 31, 1999.........................    437,181            $4.05
     Granted
          Option Price = Fair Market Value............................    254,000            $2.99
          Option Price > Fair Market Value............................         --              --
     Exercised........................................................         --              --
     Canceled.........................................................    (77,332)           $3.87
                                                                         --------            -----
     Options outstanding at December 31, 2000.........................    613,849            $3.63
     Options exercisable at:
          December 31, 1998...........................................    141,032            $4.30
          December 31, 1999...........................................    206,742            $4.24
          December 31, 2000...........................................    282,222            $4.12

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

     Included  in  options  that  were  canceled   during  1999  and  1998  were
forfeitures of 6,301 and 252,480 with weighted average exercise prices of $4.12 and $7.71 respectively.

     As of December 31, 2000, options outstanding and exercisable by price range were as follows:

                        OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
   -----------------------------------------------------------------------       --------------------------------
                        Outstanding    Weighted-Average                          Exercisable
     Range of               as of         Remaining        Weighted-Average          as of         Weighted-Average
  Exercise Prices        12/31/2000    Contractual Life     Exercise Price        12/31/2000       Exercise Price
  ---------------       ------------   ----------------    ----------------      -----------       ----------------

   $0.00 - $2.50             45,001         9.1                 $2.06                5,001              $2.50
   $2.51 - $4.00            263,813         9.0                 $3.14               30,839              $3.07
   $4.01 - $6.00            305,035         5.9                 $4.28              246,382              $4.28
                            -------         ---                 -----              -------              -----
                            613,849         7.5                 $3.63              282,222              $4.12
                            =======                                                =======

   Pro forma information:

     FAS 123 requires pro forma disclosures of net income and earnings per share amounts as if compensation expense, using the fair value method, was recognized for options granted after 1994. Using this approach, pro forma net income and earnings per share for the year ended December 31, 2000 would be $70,000 and $0.02 lower, respectively, versus reported amounts. Pro forma net income and diluted income per share would be $129,000 and $0.03 lower, respectively, for the year ended December 31, 1999. Pro forma net loss and loss per share for the year ended December 31, 1998 would be $1,325,000 and $0.25 higher, respectively, versus reported amounts. The weighted average fair value of options granted at prices equal to fair market value during the years ended December 31, 2000, 1999 and 1998 was $1.78, $2.49 and $3.31, respectively. The weighted average fair value for options granted at prices greater than fair market value during the year ended December 31, 1999 was $2.64 . These values, which were used as a basis for the pro forma disclosures, were estimated using the Black-Scholes Options-Pricing Model with the following assumptions used for grants in the years ended December 31, 2000, 1999, and 1998, respectively; dividend yield of 0% in each year; volatility of 40.0%, 73.7% and 109.9% in 2000, 1999 and 1998,
respectively; risk-free interest rate of 5.00%, 6.45% and 5.14% in 2000, 1999 and 1998, respectively; and an expected term of 10 years in 2000, 7.2 years in 1999, and 5 years in 1998.

     These pro forma disclosures may not be representative of the effects for future years since options vest over several years and options granted prior to 1995 are not considered in these disclosures. Also, additional awards generally are made each year.

     The Company recognizes compensation cost for stock-based employee compensation plans over the vesting period based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. Total compensation cost recognized in income for the years ended December 31, 2000, 1999 and 1998 was $0, $0 and $6,000, respectively.

NOTE 16 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for continuing operations for 2000 and 1999 (in thousands, except per share data) appear below:

                                                                                                 Diluted
                                                                                              income (loss)
                                                                    Income (loss) from       per share from
                          Revenues, net         Contribution       continuing operations  continuing operations
                         ---------------       ---------------     ---------------------  ---------------------
                         2000       1999       2000       1999        2000       1999        2000        1999
                         ----       ----       ----       ----     ---------   ---------  ---------    --------

First quarter........  $13,608    $10,532     $1,970     $2,334       $290     $   518       $0.06      $0.10
Second quarter ......   13,527     10,860      2,079      2,498        368         526        0.08       0.10
Third quarter........   14,810     11,862      2,432      2,390        440         385        0.10       0.07
Fourth quarter.......   15,919     12,700      2,578      2,176        819      (1,111)       0.20      (0.24)

Total year ..........  $57,864    $45,955     $9,059     $9,399     $1,917      $  318       $0.43      $0.04

     The sum of the quarters for 2000 and 1999 may not equal the annual amount due to rounding.

NOTE 17 -- COMMITMENTS AND CONTINGENCIES:

   Operating Leases --

     Refer to Note 11 for a summary of lease commitments.

   Reliance on Third Party Vendors--

     The Reproductive Science Centers, as well as all other medical providers who deliver services requiring fertility medication, are dependent on three third-party vendors that produce such medications (including but not limited to:
Lupron, Follistim, Repronex, GonalF and Pregnyl) that are vital to the provision of fertility and ART services. Should any of these vendors experience a supply shortage, it may have an adverse impact on the operations of the Reproductive Science Centers. To date, the Reproductive Science Centers have not experienced any such adverse impacts.

   Employment Agreements --

     The Company has entered into employment and change in control severance agreements with certain of its management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation. The Company's minimum aggregate commitment under these agreements at December 31, 2000 was approximately $1.5 million.

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

   Litigation --

     On October 1998, W.F. Howard, M.D., P.A., filed a lawsuit against the Company in the District Court of Denton County, Texas, seeking to rescind the agreement related to the Dallas Reproductive Science Center, or obtain damages, on the basis that its practice has not realized the degree of growth or increases as allegedly projected by the Company. The Complaint asserted alleged breaches of contract, fiduciary duties and warranties, as well as a claim under the Texas Deceptive Trade Practices Act, and claimed lost profit damages as well as an exemplary award under statute. Plaintiff's claim was compromised in December 2000 with a recovery by the Company and a discontinuance of the lawsuit.

     In July 1999, an action was filed in Middlesex Superior Court in Massachusetts, against the Company, the Reproductive Science Center of Boston (the "Center"), an independent genetic testing laboratory, and certain of their respective employees. The Complaint in this matter was served on the Company in March 2000. The action, filed by two former patients of the Center, arises out of plaintiffs' participation during 1996 in an experimental program of pre-implanation genetic testing. The plaintiffs allege professional negligence and breach of contract/warranties resulting in the birth of their child who suffers from cystic fibrosis. Plaintiffs seek damages of an undisclosed amount. The Company's insurance carrier has appointed Massachusetts counsel to represent the Company in the matter who is investigating the allegations in cooperation with its co-defendant. The Company has been advised by counsel that although such counsel can not predict the likely course of the litigation, such counsel currently believes that by virtue of insurance coverage available to all the defendants, the suit is not likely to have a material adverse effect on the Company.

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

NOTE 18 -- RELATED PARTY TRANSACTIONS:

     SDL Consultants, a company owned by Sarason D. Liebler, who became a director of the Company in August, 1994, rendered consulting services to the Company during 2000, 1999 and 1998 for aggregate fees of approximately $131,000, $78,000 and $43,000, respectively.

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

NOTE  19 -- SUPPLEMENTAL  DISCLOSURES  OF CASH  FLOW  INFORMATION  AND  NON-CASH
            TRANSACTIONS:

     In 2000, in connection with the Company's termination of it's Kansas City, MO Reproductive Science Center, the Company charged approximately $273,000 of fixed assets, primarily comprised of leasehold improvements, to the previously established reserve. In 1999, in connection with the termination of these agreements, the Company applied approximately $263,000 of its outstanding Business Services Rights obligation due to the physician owner to receivables due from the physician's practice.

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

     In connection with its acquisition of the exclusive right to provide Business Services to the Shady Grove P.C., in March 1998, the Company issued 159,888 shares of Common Stock with an aggregate fair value equal to approximately $1.2 million and approximately $1.1 million in promissory notes. In January 1999, the Company recorded an additional aggregate obligation of approximately $1.6 million in the form of cash, stock and a note to acquire the balance of the capital stock of Shady Grove. The Company issued 6,467 shares of Common Stock with an aggregate fair value equal to approximately $175,900 in settlement of the stock portion of the obligation.

     In 1998, pursuant to amendments to the Bay Area, FCI, Shady Grove and the Boston agreements, the Company issued warrants to purchase an aggregate of 78,125 shares of Common Stock in exchange for an extension of the term of the Company's respective Business Services contracts from twenty to twenty-five years.

     State taxes of $21,000, $94,000, and $384,000 were paid in the years ended December 31, 2000, 1999 and 1998, respectively.

     Interest paid in cash during the year ended December 31, 2000, 1999 and 1998, amounted to $415,000, $361,000, and $336,000, respectively. Interest received during the years ended December 31, 2000, 1999 and 1998 amounted to approximately $209,000, $153,000, and $90,000, respectively.

NOTE 20 -- SUBSEQUENT EVENTS:

     Subsequent to December 31, 2000, entities affiliated with Morgan Stanley Dean Witter ("Morgan Stanley") exercised options to purchase 60,000 shares of Company Common Stock at an exercise price of $0.04 per share. In connection with the Company's Common Stock repurchase program, the Board of Directors authorized the repurchase of these shares, along with the remainder of Morgan Stanley's holding of approximately 809,000 shares for a total purchase price of approximately $2.0 million.

                      Report of Independent Accountants on
                          Financial Statement Schedule

  To the Board of Directors and Shareholders of IntegraMed America, Inc.:

  Our audits of the consolidated financial statements referred to in our report dated March 6, 2001 appearing in the 2000 Annual Report to Shareholders of IntegraMed America, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


Boston, Massachusetts
March 6, 2001

                                                                    SCHEDULE II


                            INTEGRAMED AMERICA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2000, 1999 and 1998




                                                                 Additions-
                                                Balance at       Charged to                    Balance at
                                                 Beginning        Costs and                      End of
                                                 of Period        Expenses    Deductions (1)     Period
                                                ----------       ----------   --------------   ----------

Year Ended December 31, 2000
Allowance for
doubtful accounts.........................        $851,000      $2,121,000     $1,515,000      $1,457,000
Year Ended December 31, 1999
Allowance for
doubtful accounts.........................        $831,000      $1,415,000     $1,395,000        $851,000
Year Ended December 31, 1998
Allowance for
doubtful accounts.........................        $394,000      $  978,000     $  541,000        $831,000

- ----------------
      (1)Uncollectible accounts written off.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTEGRAMED AMERICA, INC.

Dated: March 30, 2001

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

   Signature                  Title                            Date

/s/   GERARDO CANET
- ---------------------------
      Gerardo Canet           President,
                              Chief Executive Officer
                              and Director
                              (Principal Executive Officer)    March 30, 2001

/s/   JOHN W. HLYWAK, JR
- ---------------------------
      John W. Hlywak, Jr.     Senior Vice President
                              and Chief Financial Officer
                             (Principal Financial and
                              Accounting Officer               March 30, 2001

/s/   MICHAEL J. LEVY, M.D.
- ---------------------------
      Michael J. Levy, M.D.   Director                         March 30, 2001

/s/   SARASON D. LIEBLER
- ---------------------------
      Sarason D. Liebler      Director                         March 30, 2001

/s/   AARON S. LIFCHEZ, M.D.
- ----------------------------
      Aaron S. Lifchez, M.D.  Director                         March 30, 2001

/s/   LAWRENCE J. STUESSER
- ---------------------------
      Lawrence J. Stuesser    Director                         March 30, 2001

/s/   ELIZABETH E. TALLETT
- ---------------------------
      Elizabeth E. Tallett    Director                         March 30, 2001

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

 3.1(c)  --   Certificate  of  Designations  of Series A Cumulative  Convertible
              Preferred Stock (ii)

 3.1(d) -- Certificate of Amendment to Amended and Restated Certificate of Incorporation increasing authorized Common Stock to 50,000,000 shares (xxiv)

 3.2     --   Copy of By-laws of Registrant (i)

3.2(a)   --   Copy of By-laws of Registrant (As Amended and Restated on December
              12, 1995. (xi)

3.2(b)   --   Copy of By-laws of Registrant (As Amended and Restated on March 4,
              1997. (xxi)

 4.1     --   Warrant Agreement of Robert Todd Financial Corporation. (i)

 4.2     --   Copy of Warrant, as amended, issued to IG Labs. (i)

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

4.9 (b)  --   Warrant issued to Aaron S. Lifchez, M.D.  (xxii)

4.9 (c)  --   Warrant issued to Jacob Moise, M.D.  (xxii)

4.9 (d)  --   Warrant issued to Jorge Valle, M.D.  (xxii)

4.10 (a) --   Warrant issued to Donald Galen, M.D.  (xxii)

4.10 (b) --   Warrant issued to Arnold Jacobson, M.D.  (xxii)

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

10.40    --   Copy of  Executive  Retention  Agreement  between  Registrant  and
              Patricia M. McShane, M.D. (viii)

10.41    --   Copy of Executive  Retention Agreement between Registrant and Lois
              Dugan (viii)

10.42    --   Copy of Executive  Retention  Agreement between Registrant and Jay
              Higham (viii)

10.43    --   Copy of Service  Agreement  between  Registrant and Saint Barnabas
              Medical Center (ix)

10.43 (a)     Form of Termination Agreement between IntegraMed America, Inc. and
              Saint Barnabas Medical Center dated December 7, 2000.

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

10.47 (a)--   P.C. Funding  Agreement  between  Registrant and Robert Howe, M.D.
              (x)

10.48    --   Management Agreement among Registrant and Reproductive Endocrine &
              Fertility  Consultants,  P.A. and Midwest Fertility  Foundations &
              Laboratory, Inc. (x)

10.48 (a)--   Asset  Purchase   Agreement  among   Registrant  and  Reproductive
              Endocrine  & Fertility  Consultants,  Inc.  and Midwest  Fertility
              Foundations & Laboratory, Inc. (x)

10.48 (b)--   Amendment No. 2 to Management  Agreement among IntegraMed America,
              Inc. and Reproductive Endocrine & Fertility Consultants,  P.A. and
              Midwest  Fertility  Foundations & Laboratory,  Inc.  dated July 1,
              1998 (xxiv)

10.48 (c)--   Management   Agreement   among   IntegraMed   America,   Inc.  and
              Reproductive Endocrine & Fertility  Consultants,  P.A. and Midwest
              Fertility Foundations & Laboratory, Inc. (xxvii)

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

10.61    --   Management  Agreement  dated  January 7, 1997 by and  between  the
              Registrant and Bay Area  Fertility and  Gynecology  Medical Group,
              Inc. (xiv)

10.61 (a)--   Amendment  No.  1  to  Management   Agreement  between  IntegraMed
              America, Inc. and Bay Area Fertility and Gynecology Medical Group,
              Inc. (xxii)

10.61 (b)--   Amendment  No.  2  to  Management   Agreement  between  IntegraMed
              America, Inc. and Bay Area Fertility and Gynecology Medical Group,
              Inc. (xxvii)

10.61 (c)     Amendment  No.  3  to  Management   Agreement  between  IntegraMed
              America, Inc. and Bay Area Fertility and Gynecology Medical Group,
              Inc. dated April 1, 2000 (xxxi)

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
              Centers of Illinois, S.C. dated May 2, 1997 (xvii)

10.88    --   Management   Agreement   between   Registrant   and  MPD   Medical
              Associates, P.C. dated June 2, 1997 (xvii)

10.88 (a)--   Amendment to Management Agreement between IntegraMed America, Inc.
              and MPD  Medical  Associates,  P.C.  dated as of  January  1, 1998
              (xxiv)

10.88 (b)--   Management  Agreement  between  IntegraMed  America,  Inc. and MPD
              Medical Associates, P.C. dated July 1, 1999 (xxix)

10.88 (c)     Amendment  No. 1 dated as of  October  1,  2000 to the  Management
              Agreement  dated  as of July 1,  1999  by and  between  IntegraMed
              America,  Inc. and MPD Medical  Associates,  P.C.  (xxxii)10.89 --
              Physician-Shareholder  Employment  Agreement  between  MPD Medical
              Associates P.C. and Gabriel San Roman, M.D. (xvii)

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

10.95 (b)     Amendment  No.  7  to  Management   Agreement  between  IntegraMed
              America, Inc. and Fertility Centers of Illinois,  P.C. dated April
              1, 2000. (xxxi)

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

10.105   --   Management  Agreement between Shady Grove Fertility Centers,  P.C.
              and Levy,  Sagoskin and Stillman,  M.D., P.C. dated March 11, 1998
              (xxi)10.105 (a) -- Amendment No. 1 to Management Agreement between
              Shady  Grove  Fertility  Centers,   Inc.  and  Levy  Sagoskin  and
              Stillman, M.D., P.C (xxii)

10.105 (b)--  Amendment  No.  2 to  Management  Agreement  between  Shady  Grove
              Fertility Centers, Inc. and Levy Sagoskin and Stillman, M.D., P.C. dated May 6, 1998 (xxvi)

10.105 (c)--  Amendment No. 3 to the  Management  Agreement  between  IntegraMed
              America, Inc. and Shady Grove Reproductive Science Center, P.C. dated September 1, 1999 (xxix)

10.105 (d)--  Amendment  No.  4  to  Management   Agreement  between  IntegraMed
              America,  Inc. and Shady Grove Reproductive  Science Center,  P.C.
              dated April 1, 2000. (xxxi)

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

10.113     -- Commitment letter with Fleet Bank, National Association (xxiv)

10.113 (a) -- Loan  Agreement  dated  September  11,  1998  between   IntegraMed
              America, Inc. and Fleet Bank, National Association (xxv)

10.113 (b) -- Master Lease  Agreement  between  Fleet  Capital  Corporation  and
              IntegraMed America, Inc. (xxix)

10.113 (c) -- Amendment  Number One to Loan Agreement  dated  September 11, 1998
              between  IntegraMed   America,   Inc.  and  Fleet  Bank,  National
              Association. (xxx)

10.113 (d) -- Amendment  Number Two to Loan Agreement  dated  September 11, 1998
              between  IntegraMed   America,   Inc.  and  Fleet  Bank,  National
              Association. (xxx)

10.113 (e) -- Amendment  Number Three to Loan Agreement dated September 11, 1998
              between  IntegraMed   America,   Inc.  and  Fleet  Bank,  National
              Association.

10.113 (f) -- Amendment  Number Four to Loan Agreement  dated September 11, 1998
              between  IntegraMed   America,   Inc.  and  Fleet  Bank,  National
              Association.

10.114     -- Management  Agreement Among  IntegraMed  Pharmaceutical  Services,
              Inc., IVP Pharmaceutical Care, Inc., and IntegraMed America, Inc. (xxvii)

10.115     -- Management Agreement between IntegraMed America, Inc. and David R.
              Corley, M.D., P.C. dated July 1, 1999 (xxviii)

10115 (a)  -- Personal  Responsibility  Agreement among  Registrant and David R.
              Corley, M.D. (xxviii)

10.116     -- Form of Retention Agreement between Registrant and Kathi Baginski,
              Peter Cucchiara, Dan Desmarais, Anders Engen, Jay Higham, John Hlywak, Jr., Mark Segal, Claude E. White, and Donald S. Wood, Ph.D. (xxviii)

10.117 Form of Indemnification Agreement dated June 1, 2000 between IntegraMed America, Inc. and M. Fazle Husain, Michale Levy, M.D., Aaron Lifchez, M.D., Sarason Liebler, Larry Stuesser, Elizabeth E. Tallett, Gerardo Canet, Peter Cucchiara, Jay Higham, John Hlywak, Jr., Claude E. White, and Donald S. Wood, Ph.D. (xxxi)

21         --  List of Subsidiaries

23.1       --  Consent of PricewaterhouseCoopers LLP (xxx)

27         --  Financial Data Schedule

99.1           Registrant's Press Release dated November 1, 2000.  (xxxiii)

99.2           Registrant's Press Release dated December 13, 2000 (xxxiv)

99.3           Registrant's Press Release dated January 26, 2001. (xxxv)

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

(xxvi) Filed as Exhibit with identical number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(xxvii) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(xxviii) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

(xxix) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(xxx) Filed as Exhibit with identical number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(xxxi) Filed as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(xxxii) Filed as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

(xxxiii) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated November 1, 2000.

(xxxiv) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated December 13, 2000.

(xxxv) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated January 26, 2001.