Form 10-Q
period 2001-03-31
INTEGRAMED AMERICA INC
filed 2001-05-14
CIK 885988

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

                  For the quarterly period ended March 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-20260
                           Commission File No. 1-11440

                            INTEGRAMED AMERICA, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                   06-1150326
(State or other jurisdiction of
 incorporation or organization)         (I.R.S. employer identification no.)


      One Manhattanville Road
         Purchase, New York                            10577
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


                         Yes [X]        No [  ]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 16, 2001 was 2,993,486.


================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            PAGE

PART I  -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheets at March 31, 2001 (unaudited) and
                December 31, 2000............................................. 3

             Consolidated Statements of Operations for the three-month periods ended March 31, 2001 and 2000 (unaudited)..................... 4

             Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2000 (unaudited)..................... 5

             Notes to Consolidated Financial Statements (unaudited)......... 6-7

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................... 8-10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......11


PART II -    OTHER INFORMATION

    Item 1.  Legal Proceedings................................................11

    Item 2.  Changes in Securities............................................11

    Item 3.  Defaults upon Senior Securities..................................11

    Item 4.  Submission of Matters to a Vote of Security Holders..............11

    Item 5.  Other Information................................................11

    Item 6.  Exhibits and Reports on Form 8-K.................................11


SIGNATURES             .......................................................12

PART I -- FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)
                                     ASSETS

                                                                                            March 31   December 31,
                                                                                            --------   ------------
                                                                                              2001         2000
                                                                                            --------   ------------
                                                                                           (unaudited)
Current assets:
  Cash and cash equivalents .............................................................   $  3,265     $  5,306
  Patient accounts receivable, less allowance for doubtful accounts of $1,680 and $1,457
    in 2001 and 2000, respectively ......................................................     11,687       10,991
  Business Service fees receivable ......................................................         --          237
  Prepaids and other current assets .....................................................      1,267        1,283
                                                                                            --------     --------
      Total current assets ..............................................................     16,219       17,817
  Fixed assets, net .....................................................................      5,734        5,337
  Intangible assets, net ................................................................     17,761       17,774
  Other assets ..........................................................................        502          367
                                                                                            --------     --------
      Total assets ......................................................................   $ 40,216     $ 41,295
                                                                                            ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................................................   $  1,734     $  1,700
  Accrued liabilities ...................................................................      4,606        5,059
  Due to Medical Practices ..............................................................      2,429        2,450
  Current portion of long-term notes payable and other obligations ......................      1,138        1,135
  Patient deposits ......................................................................      4,000        2,530
                                                                                            --------     --------
      Total current liabilities .........................................................     13,907       12,874
                                                                                            --------     --------
Long-term notes payable and other obligations ...........................................      2,149        2,434
                                                                                            --------     --------
Shareholders' equity:
  Preferred Stock, $1.00 par value - 3,165,644 shares authorized in 2001 and
    2000, 2,500,000 undesignated; 665,644 shares designated as Series A
    Cumulative Convertible of which 165,644 shares were issued and outstanding in 2001 and
    2000, respectively ..................................................................        166          166
  Common Stock, $.01 par value -  50,000,000 shares authorized in 2001 and 2000;
    and 5,473,571 and 5,413,571 shares issued in 2001 and 2000, respectively ............         55           54
  Capital in excess of par ..............................................................     54,118       54,149
  Accumulated deficit ...................................................................    (22,954)     (23,313)
 Restricted Stock Grants ................................................................       (127)          --
  Treasury Stock, at cost - 2,480,085 and 1,600,013 shares in 2001 and 2000, respectively     (7,098)      (5,069)
                                                                                            --------     --------
      Total shareholders' equity ........................................................     24,160       25,987
                                                                                            --------     --------
      Total liabilities and shareholders' equity ........................................   $ 40,216     $ 41,295
                                                                                            ========     ========

        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                For the
                                                          three-month period
                                                            ended March 31,
                                                          -------------------
                                                           2001         2000
                                                          ------       ------
                                                             (unaudited)

Revenues, net ........................................   $ 16,491    $ 13,608

Cost of services incurred:
   Employee compensation and related expenses ........      6,200       5,097
   Direct materials ..................................      3,818       2,481
   Occupancy costs ...................................        999         812
   Depreciation ......................................        274         334
   Other expenses ....................................      2,853       2,914
                                                         --------    --------
     Total cost of services incurred .................     14,144      11,638
                                                         --------    --------

Contribution .........................................      2,347       1,970

General and administrative expenses ..................      1,689       1,349
Amortization of intangible assets ....................        216         220
Interest income ......................................        (54)        (50)
Interest expense .....................................         86         116
                                                         --------    --------
   Total other expenses ..............................      1,937       1,635
                                                         --------    --------

Income before income taxes ...........................        410         335
Provision for income taxes ...........................         51          45
                                                         --------    --------

Net income ...........................................   $    359    $    290
Less: Dividends paid and/or accrued on Preferred Stock        (33)        (33)
                                                         --------    --------
Net income applicable to Common Stock ................   $    326    $    257
                                                         ========    ========

Basic and diluted earnings per share of Common Stock .   $   0.10    $   0.06
                                                         ========    ========

Weighted average shares - basic ......................      3,223       4,376
                                                         ========    ========
Weighted average shares - diluted ....................      3,231       4,446
                                                         ========    ========


        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                             For the
                                                                                        three-month period
                                                                                          ended March 31,
                                                                                        -------------------
                                                                                          2001       2000
                                                                                        -------    --------
                                                                                           (unaudited)
Cash flows from operating activities:
   Net income ......................................................................   $   359    $   290
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ...................................................       596        672
   Change in assets and liabilities -- Decrease (increase) in assets:
        Patient accounts receivable ................................................      (696)       326
        Business Services fees receivable ..........................................       237        315
        Other current assets .......................................................       114        (78)
        Other assets ...............................................................        --        (17)
     (Decrease) increase in liabilities:
         Accounts payable ..........................................................        34        523
         Accrued liabilities .......................................................      (813)      (376)
         Due to Medical Practices ..................................................       (21)       195
         Patient deposits ..........................................................     1,470         65
                                                                                       -------    -------
Net cash provided by operating activities ..........................................     1,280      1,915
                                                                                       -------    -------

Cash flows used in investing activities:
     Purchase of fixed assets and leasehold improvements ...........................      (777)      (366)
     Payment for exclusive business service rights .................................      (203)        --
     Proceeds from sale of fixed assets and leasehold improvements .................        --         10
                                                                                       -------    -------
Net cash used in investing activities ..............................................      (980)      (356)
                                                                                       -------    -------

Cash flows used in financing activities:
     Principal repayments on debt ..................................................      (250)       (36)
     Principal repayments under capital lease obligations ..........................       (32)       (33)
     Repurchase of Common Stock ....................................................    (2,029)    (1,176)
     Proceeds from exercise of Common Stock warrants ...............................         3         --
     Dividends paid on Convertible Preferred Stock .................................       (33)       (33)
                                                                                       -------    -------
Net cash used in financing activities ..............................................    (2,341)    (1,278)
                                                                                       -------    -------

Net increase (decrease) in cash ....................................................   $(2,041)   $   281
Cash at beginning of period ........................................................     5,306      3,650
                                                                                       -------    -------
Cash at end of period ..............................................................   $ 3,265    $ 3,931
                                                                                       =======    =======


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2001, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS from continuing operations computations for the three-month periods ended March 31, 2001 and 2000 is as follows (000's omitted, except for per share amounts):

                                                     2001                                  2000
                                       ---------------------------------     ---------------------------------
                                        Income       Shares      Per-Share     Income      Shares     Per-Share
                                       (Numerator)(Denominator)   Amount     (Numerator)(Denominator)  Amount
Net income...........................    $359                                    $290
Less: Preferred stock
   dividends paid or accrued.........     (33)                                    (33)
                                         ----                                    ----
Basic EPS

   Net income available to
     Common stockholders.............    $326          3,223       $0.10         $257       4,376      $0.06
                                         ====          =====       =====         ====       =====      =====

Effect of Dilutive Securities
Options..............................      --              8                       --          11
Warrants.............................      --             --                       --          59
                                         ----          -----                     ----       -----
Diluted EPS
   Net income available to
     Common stockholders.............    $326          3,231       $0.10         $257       4,446      $0.06
                                         ====          =====       =====         ====       =====      =====

     For the three-month period ended March 31, 2001, the effect of the assumed exercise of options to purchase approximately 489,000 shares of Common Stock at exercise prices ranging from $3.00 to $5.00 per share and warrants to purchase approximately 103,000 shares of Common Stock at exercise prices ranging from $4.12 to $8.54 per share were excluded in computing the diluted per share amount because the exercise prices of the options and warrants were greater than the average market price of the shares of Common Stock, therefore causing these options and warrants to be antidilutive.

     For the three-month periods ended March 31, 2001 and 2000, approximately 133,000 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amount as they were antidilutive.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 3 -- SEGMENT INFORMATION:

     The Company is principally engaged in providing products and services to the fertility market. For disclosure purposes, the Company recognizes Business Services offered to its network of Reproductive Science Centers and its pharmaceutical distribution operations as separate reporting segments as follows (000's omitted):

                                                        Business    Pharmaceutical
                                          Corporate     Services     Distribution    Consolidated
                                          ---------     --------    --------------   ------------

For the three months ended March 31, 2001
     Revenues ...........................    $    --     $13,030         $3,461        $16,491
     Cost of Services ...................         --      10,821          3,323         14,144
                                             -------     -------         ------        -------
     Contribution .......................         --     $ 2,209         $  138        $ 2,347

     Other costs ........................      1,689          --             --          1,689
     Amortization of intangibles ........          1         213              2            216
     Interest, net ......................         44         (11)            (1)            32
                                             -------     -------         ------        -------

     Income before income taxes .........    $(1,734)    $ 2,007         $  137        $   410
                                             =======     =======         ======        =======

     Depreciation expense included above     $   106     $   274         $   --        $   380
     Capital expenditures ...............         57         720             --            777
     Total assets .......................       (868)     39,376          1,708         40,216


For the three months ended March 31, 2000
     Revenues ...........................    $    --     $11,738         $1,870        $13,608
     Cost of Services ...................         --       9,833          1,805         11,638
                                             -------     -------         ------        -------
     Contribution .......................         --       1,905             65          1,970

     Other costs ........................      1,349          --             --          1,349
     Amortization of intangibles ........         11         207              2            220
     Interest, net ......................         59           9             (2)            66
                                             -------     -------         ------        -------

     Income before income taxes .........    $(1,419)    $ 1,689         $   65        $   335
                                             =======     =======         ======        =======

     Depreciation expense included above     $   119     $   333         $   --        $   452
     Capital expenditures ...............         22         344             --            366
     Total assets at December 31, 2000...      3,335      36,688          1,272         41,295


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     IntegraMed America, Inc. (the "Company") offers products and services to patients, providers, payors and pharmaceutical manufacturers in the fertility industry. The IntegraMed Network is comprised of twenty-two fertility centers in major markets across the United States, a pharmaceutical distribution subsidiary, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Seventeen of these fertility centers have access to the Company's FertilityDirect Program. Five of the fertility centers are designated as "Reproductive Science Centers(R)" and as such, have access to the Company's FertilityDirect Program in addition to being provided with a full range of services including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment; (ii) access to capital; (iii) marketing and sales; (iv) integrated information systems; (v) assistance in identifying best clinical practices; and (vi) laboratory services (collectively, "Business Services").

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

     In December 2000, the Company's agreement with the medical center based Reproductive Science Center was terminated early. The Company received $1.44 million in liquidated damages pursuant to an early termination agreement. The amount received was recorded as deferred revenue at December 31, 2000, as the Company has certain transition obligations through December 2001, and accordingly is being amortized ratably into income in 2001. It is anticipated that the cost of the transition obligations to be incurred will be minor.

     The Company is under pressure to reduce the fees it charges to the Reproductive Science Centers for Business Services and may be forced to reduce such fees. Cost containment measures which the Company may implement may not be enough to offset these fee reductions. In addition, as the Company implements its change in strategy to become more of a marketing-oriented rather than a service-based company, costs of implementation may be incurred prior to achieving the related revenues. As a result of these two issues, future income levels may be reduced and the Company may not achieve the earnings level experienced in 2000 or first quarter of 2001.

Results of Operations

     The following table shows the percentage of revenues represented by various expense and other income items reflected in the Company's Consolidated Statement of Operations.
                                                                   For the
                                                             three-month period
                                                               ended March 31,
                                                             ------------------
                                                               2001      2000
                                                             -------   --------
                                                                (unaudited)

   Revenues, net............................................   100%      100%
   Costs of services incurred:
        Employee compensation and related expenses..........  37.6%     37.5%
        Direct materials....................................  23.1%     18.1%
        Occupancy costs.....................................   6.1%      6.0%
        Depreciation........................................   1.7%      2.5%
        Other expenses......................................  17.3%     21.4%
                                                              -----     -----
        Total costs of services.............................  85.8%     85.5%
   Contribution.............................................  14.2%     14.5%
   General and administrative expenses......................  10.2%      9.9%
   Amortization of intangible assets........................   1.3%      1.6%
   Interest income..........................................  (0.3%)    (0.4%)
   Interest expense.........................................   0.5%      0.9%
                                                              -----     -----
        Total other expenses................................  11.7%     12.0%
                                                              -----     -----
   Income before income taxes...............................   2.5%      2.5%
   Provision for income taxes...............................   0.3%      0.3%
                                                              -----     -----
   Net income...............................................   2.2%      2.2%
                                                              =====     =====


 Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Revenues for the three months ended March 31, 2001 (the first quarter of 2001) were approximately $16.5 million as compared to approximately $13.6 million for the three months ended March 31, 2000, an increase of 21.3%. Approximately 45% of the increase in revenues is attributable to same market growth in reimbursed costs and business service fees in the Reproductive Science Centers. Approximately 55% of the increase in revenues is attributable to sales increases in the Company's pharmaceutical distribution division.

     Total costs of services as a percentage of revenues were 85.8% in the first quarter of 2001, compared to 85.5% in the first quarter of 2000. Direct materials increased as a percentage of revenues, primarily due to the cost of products sold at the pharmaceutical distribution division. Depreciation expense decreased as a percentage of revenues due to a large group of assets having reached fully depreciated status during 2000. Other expenses decreased as a percentage of revenue, due to decreases in contract termination costs and non-payroll marketing and consulting expenses.

     Contribution was approximately $2.3 million in the first quarter of 2001 as compared to $2.0 million in the first quarter of 2000, an increase of approximately 15.0%. This increase is the result of (i) increased volume at various Reproductive Science Centers, primarily the result of planned infrastructure improvements, (ii) improving margins in the pharmaceutical distribution division, and (iii) elimination of operating losses at the Kansas City based Reproductive Science Center which was closed during the first quarter 2000.

     General and administrative expenses for the first quarter of 2001 were approximately $1.7 million as compared to approximately $1.3 million in the first quarter of 2000, an increase of 30.1%. The increase was largely due to increases in staffing and compensation attributable to implementation of initiatives related to the Company's web development strategy. As a percentage of revenues, general and administrative expenses increased to approximately 10.2% in the first quarter of 2001 from approximately 9.9% in the first quarter of 2000.

     Amortization of intangible assets was $216,000 in the first quarter of 2001 as compared to $220,000 in the first quarter of 2000, a decrease of 1.8%. This decrease was attributable to completion of amortization of certain intangibles related to the company's trademark.

     Interest income for the first quarter of 2001 increased to $54,000 from $50,000 for the first quarter of 2000, due to a higher cash balance and financing proceeds from Reproductive Science Center build-outs. Interest expense for the first quarter of 2001 decreased to $86,000 from $116,000 in the first quarter of 2000, due to scheduled payments of debt on the Company's line of credit.

     The provision for income taxes primarily related to state taxes. The provision for income taxes increased to $51,000 in the first quarter of 2001 from $45,000 in the first quarter of 2000 in line with increased earnings at network site locations.

     Net income was $359,000 in the first quarter of 2001 as compared to $290,000 in the first quarter of 2000, an increase of 24%. The increase was primarily due to (i) improving margins at the Reproductive Science Centers and the Company's pharmaceutical distribution division, offset by increases in general and administrative expenses at the Company's headquarters, (ii) decreases in interest expense related to the pay-down of debt, and (iii) the elimination of operational expenses related to the wind down of the Kansas City Reproductive Science Center operations.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through cash flow, sales of equity securities and bank financings. As of March 31, 2001, the Company had working capital of approximately $2.3 million, approximately $3.3 million of which consisted of cash and cash equivalents, compared to working capital of approximately $4.9 million at December 31, 2000, approximately $5.3 million of which consisted of cash and cash equivalents. The net decrease in working capital at March 31, 2001 was principally due to the repurchase of 880,072 shares of the Company's Common Stock for an aggregate purchase price of $2.0 million.

       The Company expects its cash flows from operating activities and bank financing capacity to be sufficient to fund its needs for asset acquisition, debt repayments, the Common Stock repurchase program and new service initiatives for the next year.

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


                                     INTEGRAMED AMERICA, INC.
                                    (Registrant)


Date:    May 14, 2001               By:  /s/ John W. Hlywak, Jr.
                                             ---------------------------
                                             John W. Hlywak, Jr.
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)