Form 10-Q
period 2001-06-30
INTEGRAMED AMERICA INC
filed 2001-08-14
CIK 885988

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

                  For the quarterly period ended June 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-20260
                           Commission File No. 1-11440


                            INTEGRAMED AMERICA, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                    06-1150326
(State or other jurisdiction of         (I.R.S. employer identification no.)
 incorporation or organization)


     One Manhattanville Road                                10577
        Purchase, New York
(Address of principal executive offices)                 (Zip code)



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


                           Yes [X]            No [  ]



         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 31, 2001 was 2,993,486.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I  -    FINANCIAL INFORMATION

    Item 1.  Financial Statements

                Consolidated Balance Sheets at June 30, 2001 (unaudited)
                  and December 31, 2000....................................... 3

                Consolidated Statements of Operations for the three and
                  six-month periods ended June 30, 2001 and 2000 (unaudited).. 4

                Consolidated Statements of Cash Flows for the six-month
                  periods ended June 30, 2001 and 2000 (unaudited)............ 5

                Notes to Consolidated Financial Statements (unaudited)...... 6-8

    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................... 9-12

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......12


PART II -    OTHER INFORMATION

    Item 1.  Legal Proceedings................................................13

    Item 2.  Changes in Securities............................................13

    Item 3.  Defaults upon Senior Securities..................................13

    Item 4.  Submission of Matters to a Vote of Security Holders..............13

    Item 5.  Other Information................................................13

    Item 6.  Exhibits and Reports on Form 8-K.................................13


SIGNATURES            ........................................................14

PART I -- FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)

                                     ASSETS
                                                                                                 June 30      December 31,
                                                                                                 -------      ------------
                                                                                                   2001           2000
                                                                                                 -------      ------------
                                                                                               (unaudited)
Current assets:
  Cash and cash equivalents ..................................................................  $  5,145        $  5,306
  Patient accounts receivable, less allowance for doubtful accounts of $1,968 and $1,457
    in 2001 and 2000, respectively ...........................................................    11,602          10,991
  Business Service fees receivable ...........................................................      --               237
  Prepaids and other current assets ..........................................................     1,041           1,283
                                                                                                --------        --------
      Total current assets ...................................................................    17,788          17,817
  Fixed assets, net ..........................................................................     5,840           5,337
  Intangible assets, net .....................................................................    17,571          17,774
  Other assets ...............................................................................       469             367
                                                                                                --------        --------
      Total assets ...........................................................................  $ 41,668        $ 41,295
                                                                                                ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................................  $  1,776        $  1,700
  Accrued liabilities ........................................................................     4,593           5,059
  Due to Medical Practices ...................................................................     3,610           2,450
  Current portion of long-term notes payable and other obligations ...........................     1,140           1,135
  Patient deposits ...........................................................................     4,127           2,530
                                                                                                --------        --------
      Total current liabilities ..............................................................    15,246          12,874
                                                                                                --------        --------
Long-term notes payable and other obligations ................................................     1,862           2,434
                                                                                                --------        --------
Shareholders' equity:
  Preferred Stock, $1.00 par value - 3,165,644 shares authorized in 2001 and
    2000, 2,500,000 undesignated; 665,644 shares designated as Series A
    Cumulative Convertible of which 165,644 shares were issued and outstanding in 2001 and
    2000, respectively .......................................................................       166             166
  Common Stock, $.01 par value -  50,000,000 shares authorized in 2001 and 2000;
    and 5,473,571 and 5,413,571 shares issued in 2001 and 2000, respectively .................        55              54
  Capital in excess of par ...................................................................    54,085          54,149
  Accumulated deficit ........................................................................   (22,548)        (23,313)
 Restricted Stock Grants .....................................................................      (100)           --
  Treasury Stock, at cost - 2,480,085 and 1,600,013 shares in 2001 and 2000, respectively ....    (7,098)         (5,069)
                                                                                                --------        --------
      Total shareholders' equity .............................................................    24,560          25,987
                                                                                                --------        --------
      Total liabilities and shareholders' equity .............................................  $ 41,668        $ 41,295
                                                                                                ========        ========

        See accompanying notes to the consolidated financial statements.

                                      -3-


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                                   For the                    For the
                                                                             three-month period          six-month period
                                                                               ended June 30,              ended June 30,
                                                                            --------------------        -------------------
                                                                              2001         2000          2001         2000
                                                                            -------      -------        -------     -------
                                                                                (unaudited)                 (unaudited)

Revenues, net ......................................................       $ 18,287     $ 13,527        $ 34,778    $ 27,135

Cost of services incurred:
   Employee compensation and related expenses ......................          7,433        5,370          13,633      10,467
   Direct materials ................................................          3,958        2,680           7,776       5,161
   Occupancy costs .................................................            873          847           1,872       1,660
   Depreciation ....................................................            300          345             574         679
   Other expenses ..................................................          3,116        2,206           5,969       5,119
                                                                           --------     --------        --------    --------
     Total cost of services incurred ...............................         15,680       11,448          29,824      23,086
                                                                           --------     --------        --------    --------

Contribution .......................................................          2,607        2,079           4,954       4,049

General and administrative expenses ................................          1,880        1,390           3,569       2,739
Amortization of intangible assets ..................................            225          214             441         434
Interest income ....................................................            (44)         (35)            (98)        (85)
Interest expense ...................................................             77          103             163         219
                                                                           --------     --------        --------    --------
   Total other expenses ............................................          2,138        1,672           4,075       3,307
                                                                           --------     --------        --------    --------

Income before income taxes .........................................            469          407             879         742
Provision for income taxes .........................................             63           39             114          84
                                                                           --------     --------        --------    --------

Net income .........................................................       $    406     $    368        $    765    $    658
Less: Dividends paid and/or accrued on Preferred Stock .............             33           33              66          66
                                                                           --------     --------        --------    --------
Net income applicable to Common Stock ..............................       $    373     $    335        $    699    $    592
                                                                           ========     ========        ========    ========

Basic and diluted earnings per share of Common Stock ...............       $   0.12     $   0.08        $   0.22    $   0.14
                                                                           ========     ========        ========    ========

Weighted average shares - basic ....................................          2,993        4,163           3,109       4,270
                                                                           ========     ========        ========    ========
Weighted average shares - diluted ..................................          3,105        4,226           3,150       4,334
                                                                           ========     ========        ========    ========


        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                                  For the
                                                                                             six-month period
                                                                                              ended June 30,
                                                                                             ----------------
                                                                                              2001      2000
                                                                                             ------    ------
                                                                                                (unaudited)
Cash flows from operating activities:
   Net income ............................................................................  $   765    $   658
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .........................................................    1,229      1,349
   Change in assets and liabilities -- Decrease (increase) in assets:
        Patient accounts receivable ......................................................     (611)     1,030
        Business Services fees receivable ................................................      237        515
        Other current assets .............................................................      367        (22)
        Other assets .....................................................................       33         32
     (Decrease) increase in liabilities:
         Accounts payable ................................................................       76        683
         Accrued liabilities .............................................................     (826)        19
         Due to Medical Practices ........................................................    1,160        (37)
         Patient deposits ................................................................    1,597       (278)
                                                                                            -------    -------
Net cash provided by operating activities ................................................    4,027      3,949
                                                                                            -------    -------

Cash flows used in investing activities:
     Purchase of fixed assets and leasehold improvements .................................   (1,291)      (588)
     Payment for exclusive business service rights .......................................     (238)      (476)
     Proceeds from sale of fixed assets and leasehold improvements .......................     --           10
                                                                                            -------    -------
Net cash used in investing activities ....................................................   (1,529)    (1,054)
                                                                                            -------    -------

Cash flows used in financing activities:
     Principal repayments on debt ........................................................     (500)    (1,060)
     Principal repayments under capital lease obligations ................................      (67)       (66)
     Repurchase of Common Stock ..........................................................   (2,029)    (1,821)
     Proceeds from exercise of Common Stock warrants .....................................        3       --
     Dividends paid on Convertible Preferred Stock .......................................      (66)       (66)
                                                                                            -------    -------
Net cash used in financing activities ....................................................   (2,659)    (3,013)
                                                                                            -------    -------

Net decrease in cash .....................................................................     (161)      (118)
Cash at beginning of period ..............................................................    5,306      3,650
                                                                                            -------    -------
Cash at end of period ....................................................................  $ 5,145    $ 3,532
                                                                                            =======    =======


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2001, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS from continuing operations computations for the three and six-month periods ended June 30, 2001 and 2000 is as follows (000's omitted, except for per share amounts):


                                                                        For the               For the
                                                                  three-month period     six-month period
                                                                    ended June 30,         ended June 30,
                                                                  ------------------    --------------------
                                                                    2001       2000        2001       2000
                                                                  --------   -------    ---------  ---------
                                                                     (unaudited)            (unaudited)
Numerator
---------
Net Income .....................................................  $   406    $   368     $   765     $   658
Less: Preferred Stock dividends paid ...........................      (33)       (33)        (66)        (66)
                                                                  -------    -------     -------     -------
Net income available to common stockholders ....................  $   373    $   335     $   699     $   592
                                                                  =======    =======     =======     =======

Denominator
-----------
Weighted average shares basic ..................................    2,993      4,163       3,109       4,270
Effect of dilutive options and warrants ........................      112         63          41          64
                                                                  -------    -------     -------     -------
Weighted average shares and dilutive potential
    common shares ..............................................    3,105      4,226       3,150       4,334
                                                                  =======    =======     =======     =======

Basic EPS ......................................................  $  0.12    $  0.08     $  0.22     $  0.14
Diluted EPS ....................................................  $  0.12    $  0.08     $  0.22     $  0.14


     For the three and six-month period ended June 30, 2001, the effect of the assumed exercise of options to purchase approximately 247,000 and 473,000 shares of Common Stock, respectively, at exercise prices ranging from $4.50 to $5.38 and from $4.00 to $5.38, respectively, per share were excluded in computing the diluted per share amount because the exercise prices of the options were greater than the average market price of the shares of Common Stock, therefore causing these options to be antidilutive. For the three and six-month period ended June 30, 2001, the effect of the assumed exercise of warrants to purchase approximately 25,000 and 62,000 shares of Common Stock, respectively, at exercise prices ranging from $5.13 to $7.24 and $4.12 to $7.24, respectively, per share were excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, therefore causing these warrants to be antidilutive.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     For the three and six-month periods ended June 30, 2000, the effect of the assumed exercise of options to purchase approximately 550,000 shares of Common Stock at exercise prices ranging from $3.19 to $5.00 per share were excluded in computing the diluted per share amount because the exercise prices of the options were greater than the average market price of the shares of Common Stock, therefore, causing these options to be antidilutive. For the three and six-month periods ended June 30, 2000, the effect of the assumed exercise of warrants to purchase approximately 103,000 shares of Common Stock at exercise prices ranging from $4.12 to $8.54 per share were excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, therefore, causing these warrants to be antidilutive.

     For the three month and six month periods ended June 30, 2001 and 2000, approximately 133,000 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amount as they were antidilutive.

NOTE 3 -- SEGMENT INFORMATION:

     The Company is principally engaged in providing products and services to the fertility market. For disclosure purposes, the Company recognizes Business Services offered to its network of Reproductive Science Centers and its pharmaceutical distribution operations as separate reporting segments as follows (000's omitted):

                                                                                     Business        Pharmaceutical
                                                                  Corporate          Services         Distribution      Consolidated
                                                                  ---------          --------         ------------      ------------

For the three months ended June 30, 2001
     Revenues ...........................................          $   --             $ 14,685           $  3,602           $ 18,287
     Cost of Services ...................................              --               12,245              3,435             15,680
     Contribution .......................................              --                2,440                167              2,607
                                                                   --------           --------           --------           --------
     General and administrative expenses ................             1,880               --                 --                1,880
     Amortization of intangibles ........................                 1                222                  2                225
     Interest, net ......................................                42                 (6)                (3)                33
                                                                   --------           --------           --------           --------
     Income before income taxes .........................            (1,923)             2,224                168                469
     Depreciation expense included above ................               108                300               --                  408
     Capital expenditures ...............................               104                410               --                  514

For the six months ended June 30, 2001
     Revenues ...........................................          $   --             $ 27,715           $  7,063           $ 34,778
     Cost of Services ...................................              --               23,066              6,758             29,824
     Contribution .......................................              --                4,649                305              4,954
     Other costs ........................................             3,569               --                 --                3,569
     Amortization of intangibles ........................                 2                435                  4                441
     Interest, net ......................................                86                (17)                (4)                65
                                                                   --------           --------           --------           --------
     Income before income taxes .........................            (3,657)             4,231                305                879
     Depreciation expense included above ................               214                574               --                  788
     Capital expenditures ...............................               161              1,130               --                1,291



                                                                                       Business       Pharmaceutical
                                                                    Corporate          Services        Distribution     Consolidated
                                                                    ---------          --------        ------------     ------------

For the three months ended June 30, 2000
     Revenues ............................................           $  --              $11,524           $ 2,003            $13,527
     Cost of Services ....................................              --                9,500             1,948             11,448
                                                                     -------            -------           -------            -------
     Contribution ........................................              --                2,024                55              2,079

     General and administrative expenses .................             1,390               --                --                1,390
     Amortization of intangibles .........................                 1                211                 2                214
     Interest, net .......................................                71                  1                (4)                68
                                                                     -------            -------           -------            -------

     Income before income taxes ..........................            (1,462)             1,812                57                407

     Depreciation expense included above .................               118                345              --                  463
     Capital expenditures ................................                29                193              --                  222

For the six months ended June 30, 2000
     Revenues ............................................              --               23,262             3,873             27,135
     Cost of Services ....................................              --               19,333             3,753             23,086
                                                                     -------            -------           -------            -------
     Contribution ........................................              --                3,929               120              4,049

     Other costs .........................................             2,739               --                --                2,739
     Amortization of intangibles .........................                12                418                 4                434
     Interest, net .......................................               130                 10                (6)               134
                                                                     -------            -------           -------            -------

     Income before income taxes ..........................            (2,881)             3,501               122                742

     Depreciation expense included above .................               236                679              --                  915
     Capital expenditures ................................                51                537              --                  588


NOTE 4 -- NEW ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002 and is currently evaluating the effect that adoption of the provisions of FAS 142 will have on its results of operations and financial position.

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

     In December 2000, the Company's agreement with the medical center based Reproductive Science Center was terminated early. The Company received $1.44 million in liquidated damages pursuant to an early termination agreement. The amount received was recorded as deferred revenue at December 31, 2000, as the Company has certain transition obligations through December 2001, and accordingly is being amortized ratably into income in 2001. It is anticipated that the cost of the transition obligations incurred to date, and those expected to be incurred during the remainder of the transition period, will be immaterial.

     The Company is under pressure to reduce the fees it charges to the Reproductive Science Centers for Business Services and may be forced to reduce such fees. Cost containment measures which the Company may implement may not be enough to offset these fee reductions. In addition, as the Company implements its strategy to become a marketing-oriented in addition to a service-based company, costs of implementation may be incurred prior to achieving the related revenues. As a result of these issues, near term income levels may be reduced and the Company may not achieve the earnings level experienced in the first two quarters of 2001.

Results of Operations

     The following table shows the percentage of revenues represented by various expense and other income items reflected in the Company's Consolidated Statement of Operations.

                                                                   For the                For the
                                                             three-month period      six-month period
                                                               ended June 30,         ended June 30,
                                                             -------------------     -----------------
                                                               2001       2000         2001      2000
                                                              ------     ------      -------   -------
                                                                (unaudited)            (unaudited)

 Revenues, net............................................    100.0%     100.0%      100.0%     100.0%
 Cost of services incurred:
      Employee compensation and related expenses..........     40.7       39.7        39.2       38.6
      Direct materials....................................     21.6       19.8        22.4       19.0
      Occupancy costs.....................................      4.8        6.3         5.4        6.1
      Depreciation........................................      1.7        2.5         1.7        2.5
      Other expenses......................................     17.0       16.3        17.1       18.9
                                                              -----     ------       -----      -----
      Total cost of services incurred.....................     85.8       84.6        85.8       85.1
 Contribution.............................................     14.2       15.4        14.2        4.9
                                                              -----     ------       -----      -----
 General and administrative expenses......................     10.3       10.3        10.2       10.1
 Amortization of intangible assets........................      1.2        1.6         1.3        1.6
 Interest income..........................................     (0.2)      (0.3)       (0.3)      (0.3)
 Interest expense.........................................      0.4        0.8         0.5        0.8
                                                             ------     ------      ------     ------
      Total other expenses................................     11.7       12.4        11.7       12.2
 Income before income taxes...............................      2.5        3.0         2.5        2.7
 Provision for income taxes...............................      0.3        0.3         0.3        0.3
                                                             ------     ------      ------     ------
 Net income...............................................      2.2%       2.7%        2.2%       2.4%
                                                             ======     ======      ======     ======


   Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Revenues for the three  months  ended June 30, 2001 (the second  quarter of
2001) were approximately $18.3 million as compared to approximately $13.5 million for the three months ended June 30, 2000, an increase of 35.2%. Approximately 66% of the increase in revenues is attributable to same market growth in reimbursed costs and business service fees in the Reproductive Science Centers. Approximately 34% of the increase in revenues is attributable to sales increases in the Company's pharmaceutical distribution division.

     Total costs of services as a percentage of revenues were 85.8% in the second quarter of 2001, compared to 84.6% in the second quarter of 2000. Employee compensation increased as a percentage of revenues due to expansion of services provided and increases in patient volume at the Company's Network locations. Direct materials increased as a percentage of revenues, primarily due to the cost of products sold at the pharmaceutical distribution division. Depreciation expense decreased as a percentage of revenues as the existing asset base is sufficient to service the growing patient volume. Other expenses increased as a percentage of revenues due to higher support costs, and higher volume generated administrative costs related to the Company's pharmaceutical distribution division.

     Contribution was approximately $2.6 million in the second quarter of 2001 as compared to $2.1 million in the second quarter of 2000, an increase of approximately 25.4%. This increase is the result of (i) improving margins at various Reproductive Science Centers, a result of economies of scale attained by increased volume, and (ii) improving volume and margins in the pharmaceutical distribution division.

     General and administrative expenses for the second quarter of 2001 were approximately $1.9 million as compared to approximately $1.4 million in the second quarter of 2000, an increase of 35.3%. The increase was largely due to increases in staffing and compensation attributable to implementation of initiatives related to the Company's internet marketing strategy, as well as higher information systems support costs.

     Amortization of intangible assets was $225,000 in the second quarter of 2001 as compared to $214,000 in the second quarter of 2000, a increase of 5.1%. This increase was attributable to the purchase of additional business service rights to physician practices affiliated with one of the Company's Network locations.

     Interest income for the second quarter of 2001 increased to $44,000 from $35,000 for the second quarter of 2000, due to higher available cash balances. Interest expense for the second quarter of 2001 decreased to $77,000 from $103,000 in the second quarter of 2000, due to scheduled payments of debt on the Company's line of credit.

     The provision for income taxes primarily related to state taxes. The provision for income taxes increased to $63,000 in the second quarter of 2001 from $39,000 in the second quarter of 2000 in line with increased earnings at network site locations.

     Net income was $406,000 in the second quarter of 2001 as compared to $368,000 in the second quarter of 2000, an increase of 10.3%. The increase was primarily due to (i) improving margins at the Reproductive Science Centers and the Company's pharmaceutical distribution division, offset by increases in general and administrative expenses at the Company's headquarters, and (ii) decreases in interest expense related to the pay-down of debt.

   Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenues for the six months ended June 30, 2001 were approximately $34.8 million as compared to approximately $27.1 million for the six months ended June 30, 2000, an increase of 28.2%. Approximately 58% of the increase in revenues is attributable to same market growth in reimbursed costs and business service fees in the Reproductive Science Centers. Approximately 42% of the increase in revenues is attributable to sales increases in the Company's pharmaceutical distribution division.

     Total costs of services as a percentage of revenues were 85.8% for the first six months of 2001, compared to 85.1% during the first six months of 2000. Direct materials increased as a percentage of revenues, due to increased patient volumes at the network sites and higher volume of products sold at the pharmaceutical distribution division. Depreciation expense decreased as a percentage of revenues as the existing asset base is sufficient to service the growing patient volume. Other expenses decreased as a percentage of revenue, due to decreases in contract termination costs and non-payroll marketing and consulting expenses.

     Contribution was approximately $5.0 million for the first six months of 2001 as compared to $4.0 million for the first six months of 2000, an increase of approximately 22.4%. This increase is the result of (i) increased asset leverage as a result of patient volume increases at various Reproductive Science Centers, (ii) improving margins in the pharmaceutical distribution division, the result of increased sales to patients at the various Network Sites, and (iii) elimination of operating losses at the Kansas City based Reproductive Science Center which was closed during the first quarter of 2000.

     General and administrative expenses for the first six months of 2001 were approximately $3.6 million as compared to approximately $2.7 million for the first six months of 2000, an increase of 30.3%. The increase was largely due to increases in staffing and compensation attributable to implementation of initiatives related to the Company's internet marketing strategy. As a percentage of revenues, general and administrative expenses increased to approximately 10.2% in the first six months of 2001 from approximately 10.1% during the same period in 2000.

     Amortization of intangible assets was $441,000 during the first six months of 2001 as compared to $434,000 for the same period in 2000, an increase of 1.6%. This increase was attributable to the purchase of additional management rights to physician practices affiliated with two of the Company's Network locations.

     Interest income for the first six months of 2001 increased to $98,000 from $85,000 for the first six months of 2000, due to higher available cash balances. Interest expense for the first six months of 2001 decreased to $163,000 from $219,000 for the first six months of 2000, due to scheduled payments of debt on the Company's line of credit.

     The provision for income taxes primarily related to state taxes. The provision for income taxes increased to $114,000 during the first six months of 2001 from $84,000 in the same period in 2000 in line with increased earnings at network site locations.

     Net income was $765,000 for the first six months of 2001 as compared to $658,000 for the same period in 2000, an increase of 16.3%. The increase was primarily due to (i) improving margins at the Reproductive Science Centers and the Company's pharmaceutical distribution division, offset by increases in general and administrative expenses at the Company's headquarters, (ii) decreases in interest expense related to the pay-down of debt, and (iii) the elimination of operational expenses related to the wind down of the Kansas City Reproductive Science Center operations.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through operating cash flow, sales of equity securities and bank financings. As of June 30, 2001, the Company had working capital of approximately $2.5 million and cash and cash equivalents of approximately $5.1 million, compared to working capital of approximately $4.9 million and cash and cash equivalents of $5.3 million at December 31, 2000. The net decrease in working capital at June 30, 2001 was principally due to (i) the repurchase of 880,072 shares of the Company's Common Stock for an aggregate purchase price of $2.0 million, repayments of debt of $0.5 million and acquisition of fixed assets of $1.3 million and (ii) an increase in amounts due to physician practices for income earned at the Network Sites of $1.2 million and an increase in patient deposits of $1.6 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.
                     In July 1999, an action was filed in Middlesex Superior
                  Court in Massachusetts, against the Company, the Reproductive Science Center of Boston (the "Center"), an independent genetic testing laboratory, and certain of their respective employees. The Complaint was served on the Company in March 2000. The action, filed by two former patients of the Center, arose out of Plaintiffs' participation during 1966 in an experimental program of pre-implantation genetic testing. The Plaintiffs had alleged professional negligence and breach of contract/warranties resulting in the birth of their child who suffers with cystic fibrosis. Plaintiffs sought damages of an undisclosed amount. The Company's insurance carrier appointed Massachusetts counsel to represent the Company in the matter that was settled in July 2001 with a payment by the carrier to Plaintiffs without any impact to the Company's financial position, results of operations or cash flows.

     Item 2.      Changes in Securities.
                     None.

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.
                     At an annual shareholders' meeting held on May 22, 2001, the following matter was approved:

                     1)  election of six directors

                     The respective vote tabulations are detailed below:

                                                                       Withhold
                     Proposal 1 - Directors             For           Authority
                     ----------------------             ---           ---------
                     Gerardo Canet                   2,438,131          7,545
                     Michael J. Levy, M.D.           2,438,131          7,545
                     Sarason D. Liebler              2,438,131          7,545
                     Aaron S. Lifchez, M.D.          2,438,131          7,545
                     Lawrence Stuesser               2,438,131          7,545
                     Elizabeth E. Tallett            2,438,131          7,545

     Item 5.      Other Information.
                     None.

     Item 6.      Exhibits and Reports on Form 8-K.
                     See Index to Exhibits on Page 15.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INTEGRAMED AMERICA, INC.
                                              (Registrant)




Date:    August 14, 2001                    By:  /s/ John W. Hlywak, Jr.
                                                 --------------------------
                                                 John W. Hlywak, Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

Exhibit
Number                                  Exhibit
-------                                 -------

10.88(d)  --  Amendment to Management  Agreement  between  IntegraMed  America,
              Inc. and MPD Medical Associates (MA) P.C. dated May 25, 2001.

99.4      --  Registrant's Press Release dated May 2, 2001 (1)

99.5      --  Registrant's Press Release dated August 1, 2001 (2)
--------------------------------------------------------

(1) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated May 2, 2001

(2) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated August 1, 2001