Form 10-Q
period 2001-09-30
INTEGRAMED AMERICA INC
filed 2001-11-14
CIK 885988

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

                For the quarterly period ended September 30, 2001

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

                               Yes [X]   No [ ]


        The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 7, 2001 was 3,047,876.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                          PAGE

PART I  -   FINANCIAL INFORMATION

  Item 1. Financial Statements

           Consolidated Balance Sheets at September 30, 2001 (unaudited)
             and December 31, 2000.............................................3

           Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2001 and 2000 (unaudited)..4

           Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000 (unaudited).....................5

           Notes to Consolidated Financial Statements (unaudited)............6-8

  Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................9-13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........13


PART II -   OTHER INFORMATION

  Item 1. Legal Proceedings...................................................14

  Item 2. Changes in Securities...............................................14

  Item 3. Defaults upon Senior Securities.....................................14

  Item 4. Submission of Matters to a Vote of Security Holders.................14

  Item 5. Other Information...................................................14

  Item 6. Exhibits and Reports on Form 8-K....................................14


SIGNATURES           .........................................................15

PART I -- FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)

                                     ASSETS
                                                                                             September 30,  December 31,
                                                                                             -------------  ------------
                                                                                                  2001          2000
                                                                                             -------------   ------------
                                                                                               (unaudited)
Current assets:
  Cash and cash equivalents ................................................................  $  7,537        $  5,306
  Patient accounts receivable, less allowance for doubtful accounts of $1,931 and $1,457
    in 2001 and 2000, respectively .........................................................    10,927          10,991
  Business Service fees receivable .........................................................        --             237
  Prepaids and other current assets ........................................................     1,039           1,283
                                                                                              --------        --------
      Total current assets .................................................................    19,503          17,817
  Fixed assets, net ........................................................................     5,627           5,337
  Intangible assets, net ...................................................................    17,347          17,774
  Other assets .............................................................................       425             367
                                                                                              --------        --------
      Total assets .........................................................................  $ 42,902        $ 41,295
                                                                                              ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................................................  $  1,995        $  1,700
  Accrued liabilities ......................................................................     5,124           5,059
  Due to Medical Practices .................................................................     2,996           2,450
  Current portion of long-term notes payable and other obligations .........................     1,143           1,135
  Patient deposits .........................................................................     5,008           2,530
                                                                                              --------        --------
      Total current liabilities ............................................................    16,266          12,874
                                                                                              --------        --------
Long-term notes payable and other obligations ..............................................     1,576           2,434
                                                                                              --------        --------
Shareholders' equity:
  Preferred Stock, $1.00 par value - 3,165,644 shares authorized in 2001 and
    2000, 2,500,000 undesignated; 665,644 shares designated as Series A
    Cumulative Convertible of which 165,644 shares were issued and outstanding in 2001 and
    2000, respectively .....................................................................       166             166
  Common Stock, $.01 par value - 50,000,000 shares authorized in 2001 and 2000;
    and 5,473,571 and 5,413,571 shares issued in 2001 and 2000, respectively ...............        55              54
  Capital in excess of par .................................................................    54,290          54,149
  Accumulated deficit ......................................................................   (22,079)        (23,313)
 Restricted Stock Grants ...................................................................      (274)             --
  Treasury Stock, at cost - 2,480,085 and 1,600,013 shares in 2001 and 2000, respectively ..    (7,098)         (5,069)
                                                                                              --------        --------
      Total shareholders' equity ...........................................................    25,060          25,987
                                                                                              --------        --------
      Total liabilities and shareholders' equity ...........................................  $ 42,902        $ 41,295
                                                                                              ========        ========

        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)

                                                                      For the                   For the
                                                                three-month period         nine-month period
                                                                ended September 30,        ended September 30,
                                                                -------------------        -------------------
                                                                  2001        2000           2001         2000
                                                                ---------   -------        --------    --------
                                                                    (unaudited)                (unaudited)

Revenues, net ................................................  $ 19,958   $ 14,810        $ 54,736    $ 41,945

Cost of services incurred:
   Employee compensation and related expenses ................     7,775      5,441          21,408      15,908
   Direct materials ..........................................     4,582      3,267          12,358       8,428
   Occupancy costs ...........................................     1,086        827           2,958       2,487
   Depreciation ..............................................       324        307             898         986
   Other expenses ............................................     3,471      2,536           9,440       7,655
                                                                --------   --------        --------    --------
     Total cost of services incurred .........................    17,238     12,378          47,062      35,464
                                                                --------   --------        --------    --------

Contribution .................................................     2,720      2,432           7,674       6,481

General and administrative expenses ..........................     1,945      1,642           5,514       4,381
Amortization of intangible assets ............................       224        216             665         650
Interest income ..............................................       (44)       (56)           (142)       (141)
Interest expense .............................................        61        109             224         328
                                                                --------   --------        --------    --------
   Total other expenses ......................................     2,186      1,911           6,261       5,218

Income before income taxes ...................................       534        521           1,413       1,263
Provision for income taxes ...................................        65         81             179         165
                                                                --------   --------        --------    --------

Net income ...................................................       469        440           1,234       1,098
Less: Dividends paid and/or accrued on Preferred Stock .......        33         33              99          99
                                                                --------   --------        --------    --------
Net income applicable to Common Stock ........................  $    436   $    407        $  1,135    $    999
                                                                ========   ========        ========    ========

Basic earnings per share of Common Stock .....................  $   0.14   $   0.10        $   0.37    $   0.24
                                                                ========   ========        ========    ========
Diluted earnings per share of Common Stock ...................  $   0.14   $   0.10        $   0.36    $   0.23
                                                                ========   ========        ========    ========
Weighted average shares - basic ..............................     3,043      4,059           3,091       4,199
                                                                ========   ========        ========    ========
Weighted average shares - diluted ............................     3,177      4,119           3,158       4,261
                                                                ========   ========        ========    ========

        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                                  For the
                                                                                             nine-month period
                                                                                            ended September 30,
                                                                                            -------------------
                                                                                              2001        2000
                                                                                            -------     -------
                                                                                                (unaudited)
Cash flows from operating activities:
   Net income ............................................................................  $ 1,234     $ 1,098
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .........................................................    2,051       1,985
   Change in assets and liabilities -- Decrease (increase) in assets:
        Patient accounts receivable ......................................................       64          15
        Business Services fees receivable ................................................      237         299
        Other current assets .............................................................      296         (54)
        Other assets .....................................................................       77         167
     (Decrease) increase in liabilities:
         Accounts payable ................................................................      295         651
         Accrued liabilities .............................................................     (399)        427
         Due to Medical Practices ........................................................      546       1,295
         Patient deposits ................................................................    2,478        (124)
                                                                                            -------     -------
Net cash provided by operating activities ................................................    6,879       5,759
                                                                                            -------     -------

Cash flows used in investing activities:
     Purchase of fixed assets and leasehold improvements .................................   (1,509)       (720)
     Payment for exclusive business service rights .......................................     (238)       (476)
     Proceeds from sale of fixed assets and leasehold improvements .......................     --            10
                                                                                            -------     -------
Net cash used in investing activities ....................................................   (1,747)     (1,186)
                                                                                            -------     -------

Cash flows used in financing activities:
     Principal repayments on debt ........................................................     (750)     (1,462)
     Principal repayments under capital lease obligations ................................     (100)        (97)
     Repurchase of Common Stock ..........................................................   (2,028)     (2,383)
     Proceeds from exercise of Common Stock warrants and options .........................       76        --
     Dividends paid on Convertible Preferred Stock .......................................      (99)        (99)
                                                                                            -------     -------
Net cash used in financing activities ....................................................   (2,901)     (4,041)
                                                                                            -------     -------

Net increase in cash .....................................................................    2,231         532
Cash at beginning of period ..............................................................    5,306       3,650
                                                                                            -------     -------
Cash at end of period ....................................................................  $ 7,537     $ 4,182
                                                                                            =======     =======


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2001, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS from continuing operations computations for the three and nine-month periods ended September 30, 2001 and 2000 is as follows (000's omitted, except for per share amounts):


                                                            For the                      For the
                                                      three-month period            nine-month period
                                                      ended September 30,          ended September 30,
                                                      -------------------          --------------------
                                                        2001       2000              2001        2000
                                                      --------   --------         ---------   ---------
                                                          (unaudited)                  (unaudited)
Numerator
Net Income ........................................... $   469    $   440          $ 1,234      $ 1,098
Less: Preferred Stock dividends paid .................     (33)       (33)             (99)         (99)
                                                       -------    -------          -------      -------
Net income available to common stockholders .......... $   436    $   407          $ 1,135      $   999
                                                       =======    =======          =======      =======

Denominator
Weighted average shares basic ........................   3,043      4,059            3,091        4,199
Effect of dilutive options and warrants ..............     134         60               67           62
                                                       -------    -------          -------      -------
Weighted average shares and dilutive potential
    common shares ....................................   3,177      4,119            3,158        4,261
                                                       =======    =======          =======      =======

Basic EPS ............................................ $  0.14    $  0.10          $  0.37      $  0.24
Diluted EPS .......................................... $  0.14    $  0.10          $  0.36      $  0.23


     For the three and nine-month periods ended September 30, 2001, the effect of the assumed exercise of options to purchase approximately 216,000 and 465,000 shares of Common Stock, respectively, at per share exercise prices ranging from $4.63 to $5.38 and from $4.00 to $5.38, respectively, were excluded in computing the diluted per share amount because the exercise prices of the options were greater than the average market price of the shares of Common Stock, therefore causing these options to be antidilutive. For the three and nine-month periods ended September 30, 2001, the effect of the assumed exercise of warrants to purchase approximately 25,000 and 62,000 shares of Common Stock, respectively, at per share exercise prices ranging from $5.13 to $7.24 and $4.12 to $7.24, respectively, were excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, therefore causing these warrants to be antidilutive.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     For the three and nine-month periods ended September 30, 2000, options to purchase approximately 607,000 and 532,000 shares of Common Stock, respectively, at per share exercise prices ranging from $2.50 to $5.00 and from $3.36 to $5.00, respectively, were excluded in computing the diluted earnings per share amount because the exercise prices of the options were greater than the average market price of the shares of Common Stock, therefore, causing these options to be antidilutive. For both the three and nine-month periods ended September 30, 2000, the effect of the assumed exercise of warrants to purchase approximately 103,000 shares of Common Stock at per share exercise prices ranging from $4.12 to $8.54 were excluded in computing the diluted earnings per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, therefore, causing these warrants to be antidilutive.

     For the three month and nine month periods ended September 30, 2001 and 2000, approximately 133,000 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amount as they were antidilutive.

NOTE 3 -- SEGMENT INFORMATION:

     The Company is principally engaged in providing products and services to the fertility market. For disclosure purposes, the Company recognizes Business Services offered to its network of Reproductive Science Centers and its pharmaceutical distribution operations as separate reporting segments as follows (000's omitted):


                                                                           Business       Pharmaceutical
                                                         Corporate         Services        Distribution     Consolidated
                                                         ----------        --------        -------------    ------------

For the three months ended September 30, 2001
     Revenues ........................................   $   --            $ 15,833          $  4,125          $ 19,958
     Cost of Services ................................       --              13,292             3,946            17,238
                                                         --------          --------          --------          --------
     Contribution ....................................       --               2,541               179             2,720
                                                         --------          --------          --------          --------
     General and administrative expenses .............      1,945              --                --               1,945
     Amortization of intangibles .....................       --                 222                 2               224
     Interest, net ...................................         28                (7)               (4)               17
                                                         --------          --------          --------          --------
     Income (loss) before income taxes ...............     (1,973)            2,326               181               534
                                                         --------          --------          --------          --------
     Depreciation expense included above .............        107               324              --                 431
     Capital expenditures ............................       --                 218              --                 218

For the nine months ended September 30, 2001
     Revenues ........................................   $   --            $ 43,547          $ 11,189          $ 54,736
     Cost of Services ................................       --              36,358            10,704            47,062
                                                         --------          --------          --------          --------
     Contribution ....................................       --               7,189               485             7,674
                                                         --------          --------          --------          --------
     Other costs .....................................      5,514              --                --               5,514
     Amortization of intangibles .....................          2               658                 5               665
     Interest, net ...................................        114               (24)               (8)               82
                                                         --------          --------          --------          --------
     Income (loss) before income taxes ...............     (5,630)            6,555               488             1,413
                                                         --------          --------          --------          --------
     Depreciation expense included above .............        321               898              --               1,219
     Capital expenditures ............................        161             1,348              --               1,509


                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



                                                                         Business       Pharmaceutical
                                                        Corporate         Services        Distribution      Consolidated
                                                        ---------         --------        ------------      ------------


For the three months ended September 30, 2000
     Revenues ........................................   $   --            $ 11,873          $  2,937          $ 14,810
     Cost of Services ................................       --               9,547             2,831            12,378
                                                         --------          --------          --------          --------
     Contribution ....................................       --               2,326               106             2,432
                                                         --------          --------          --------          --------

     General and administrative expenses .............      1,642              --                --               1,642
     Amortization of intangibles .....................          1               213                 2               216
     Interest, net ...................................         61                (6)               (2)               53
                                                         --------          --------          --------          --------

     Income (loss) before income taxes ...............     (1,704)            2,119               106               521
                                                         --------          --------          --------          --------

     Depreciation expense included above .............        111               307              --                 418
     Capital expenditures ............................          4               128              --                 132

For the nine months ended September 30, 2000
     Revenues ........................................   $   --            $ 35,135          $  6,810          $ 41,945
     Cost of Services ................................       --              28,880             6,584            35,464
                                                         --------          --------          --------          --------
     Contribution ....................................       --               6,255               226             6,481
                                                         --------          --------          --------          --------

     General and administrative expenses .............      4,381              --                --               4,381
     Amortization of intangibles .....................         13               632                 5               650
     Interest, net ...................................        190                 5                (8)              187
                                                         --------          --------          --------          --------

     Income (loss) before income taxes ...............     (4,584)            5,618               229             1,263
                                                         --------          --------          --------          --------

     Depreciation expense included above .............        349               986              --               1,335
     Capital expenditures ............................         55               665              --                 720


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

     IntegraMed America, Inc. (the "Company") offers products and services to patients, providers, payors and pharmaceutical manufacturers in the fertility industry. The IntegraMed Network is comprised of twenty-two fertility centers in major markets across the United States, a pharmaceutical distribution subsidiary, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Seventeen of these fertility centers have access to the Company's FertilityDirect Program. Five of the fertility centers are designated as "Reproductive Science Centers(R)" and as such, have access to the Company's FertilityDirect Program in addition to being provided with a full range of services by the Company including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment; (ii) access to capital;
(iii) marketing and sales; (iv) integrated information systems; (v) assistance in identifying best clinical practices; and (vi) laboratory services (collectively, "Business Services").

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

     The Company recently renegotiated a lower fee structure for the business service fees it charges to the Reproductive Science Centers. This lower fee structure commences January 1, 2002. The Company believes that additional business service fees based on increased Reproductive Science Center volume will substantially offset any revenue reduction as a result of the lower fee structure.

Results of Operations

     The following table shows the percentage of revenues represented by various expense and other income items reflected in the Company's Consolidated Statement of Operations.

                                                                 For the                  For the
                                                           three-month period        nine-month period
                                                           ended September 30,       ended September 30,
                                                           -------------------       -------------------
                                                              2001      2000          2001        2000
                                                           ---------  --------       --------   --------
                                                                 (unaudited)            (unaudited)

Revenues, net ............................................   100.0%     100.0%        100.0%      100.0%
Cost of services incurred:
     Employee compensation and related expenses ..........    39.0       36.7          39.1        37.9
     Direct materials ....................................    23.0       22.1          22.6        20.1
     Occupancy costs .....................................     5.4        5.6           5.4         5.9
     Depreciation ........................................     1.6        2.1           1.6         2.4
     Other expenses ......................................    17.4       17.1          17.2        18.3
                                                             -----      -----         -----       -----
     Total cost of services incurred .....................    86.4       83.6           85.9       84.6
Contribution .............................................    13.6       16.4          14.1        15.4
General and administrative expenses ......................     9.7       11.1          10.1        10.4
Amortization of intangible assets ........................     1.1        1.5           1.2         1.5
Interest income ..........................................    (0.2)      (0.4)         (0.2)       (0.3)
Interest expense .........................................     0.3        0.7           0.4         0.8
                                                             -----      -----         -----       -----
     Total other expenses ................................    10.9       12.9          11.5        12.4
                                                             -----      -----         -----       -----
Income before income taxes ...............................     2.7        3.5           2.6         3.0
Provision for income taxes ...............................     0.3        0.5           0.3         0.4
                                                             -----      -----         -----       -----
Net income ...............................................     2.4%       3.0%          2.3%        2.6%
                                                             =====      =====         =====       =====


   Three Months Ended September 30, 2001 Compared to Three Months
   Ended September 30, 2000

     Revenues for the three months ended September 30, 2001 (the third quarter of 2001) were approximately $20.0 million as compared to approximately $14.8 million for the three months ended September 30, 2000, an increase of 34.8%. Approximately 73% of the increase in revenues is attributable to same market growth in reimbursed costs and business service fees in the Reproductive Science Centers. Approximately 23% of the increase in revenues is attributable to sales increases in the Company's pharmaceutical distribution division. Approximately 4% of the increase is attributed to new business ventures in the fields of medical research and the Company's FertilityDirect program.

     Total costs of services as a percentage of revenues were 86.4% in the third quarter of 2001, compared to 83.6% in the third quarter of 2000. Employee compensation increased as a percentage of revenues due to increased employee headcount and increases in professional fees associated with increases in patient volume at the Company's Network locations. Direct materials increased as a percentage of revenues, primarily due to the cost of products sold at the pharmaceutical distribution division. Depreciation expense decreased as a percentage of revenues as the existing asset base is sufficient to service the growing patient volume.

     Contribution was approximately $2.7 million in the third quarter of 2001 as compared to $2.4 million in the third quarter of 2000, an increase of approximately 11.8%. This increase is the result of (i) increased volume at various Reproductive Science Centers, and (ii) improving volume and margins in the pharmaceutical distribution division. Contribution as a percentage of revenue declined as a greater share of the revenue was attributed to pharmaceutical sales which have a lower margin than Business Services and the impact of certain payor contracts which call for volume discounts per unit of service as volume increases while costs per unit under related vendor contracts do not decrease with volume. Steps are being taken to tie revenue volume discounts to vendor cost contracts.

     General and administrative expenses for the third quarter of 2001 were approximately $1.9 million as compared to approximately $1.6 million in the third quarter of 2000, an increase of 18.5%. As a percentage of revenue, general and administrative costs decreased to 9.7% in the third quarter of 2001 from 11.1% for the same period in 2000 as these costs typically do not vary with volume. The increase was largely due to increases in compensation, marketing initiatives related to the Company's Internet strategy as well as increased consulting fees and higher information systems support costs.

     Amortization of intangible assets was $224,000 in the third quarter of 2001 as compared to $216,000 in the third quarter of 2000, a increase of 3.7%. This increase was attributable to the purchase of additional business service rights to physician practices affiliated with two of the Company's Network locations.

     Interest income for the third quarter of 2001 decreased to $44,000 from $56,000 for the third quarter of 2000, due to lower effective interest rates. Interest expense for the third quarter of 2001 decreased to $61,000 from $109,000 in the third quarter of 2000, due to scheduled debt payments on the Company's line of credit as well as lower effective interest rates.

     The provision for income taxes primarily related to state taxes. The provision for income taxes decreased to $65,000 in the third quarter of 2001 from $81,000 in the third quarter of 2000 as better approximations of actual tax liabilities for individual states were available.

     Net income was $469,000 in the third quarter of 2001 as compared to $440,000 in the third quarter of 2000, an increase of 6.6%. The increase was primarily due to (i) increased volume at the Reproductive Science Centers and the Company's pharmaceutical distribution division, partially offset by increases in general and administrative expenses at the Company's headquarters, and (ii) decreases in interest expense related to the pay-down of debt.


   Nine Months Ended September 30, 2001 Compared to Nine Months
   Ended September 30, 2000

     Revenues for the nine months ended September 30, 2001 were approximately $54.7 million as compared to approximately $41.9 million for the nine months ended September 30, 2000, an increase of 30.5%. Approximately 64% of the increase in revenues is attributable to same market growth in reimbursed costs and business service fees in the Reproductive Science Centers. Approximately 36% of the increase in revenues is attributable to sales increases in the Company's pharmaceutical distribution division and the Company's FertilityDirect division.

     Total costs of services as a percentage of revenues were 85.9% for the first nine months of 2001, compared to 84.6% during the first nine months of 2000. Employee compensation increased as a percentage of revenues due to professional fees and headcount increases associated with higher patient volume. Direct materials increased as a percentage of revenues, due to increased patient volumes at the network sites and higher volume of products sold at the pharmaceutical distribution division. Depreciation expense decreased as a percentage of revenues as the existing asset base is sufficient to service the growing patient volume. Other expenses decreased as a percentage of revenue, due to the elimination of contract termination costs and the impact of these costs typically not varying with volume.

     Contribution was approximately $7.7 million for the first nine months of 2001 as compared to $6.5 million for the first nine months of 2000, an increase of approximately 18.4%. This increase is the result of (i) patient volume increases at various Reproductive Science Centers, (ii) improving margins in the pharmaceutical distribution division, the result of increased sales to patients at the various Network Sites, and (iii) elimination of operating losses at the Kansas City based Reproductive Science Center which was closed during the first quarter of 2000. Contribution as a percentage of revenue declined slightly as a greater share of revenue was attributed to pharmaceutical sales which carry a lower margin than Business Services.

     General and administrative expenses for the first nine months of 2001 were approximately $5.5 million as compared to approximately $4.4 million for the first nine months of 2000, an increase of 25.9%. The increase was largely due to increases in legal fees, management information system expenses, and employee compensation. As a percentage of revenues, general and administrative expenses decreased to approximately 10.1% in the first nine months of 2001 from approximately 10.4% during the same period in 2000.

     Amortization of intangible assets was $665,000 during the first nine months of 2001 as compared to $650,000 for the same period in 2000, an increase of 2.3%. This increase was attributable to the purchase of additional management rights to physician practices affiliated with two of the Company's Network locations.

     Interest expense for the first nine months of 2001 decreased to $224,000 from $328,000 for the first nine months of 2000, due to scheduled payments of debt on the Company's line of credit as well as lower effective interest rates.

     The provision for income taxes primarily related to state taxes. The provision for income taxes increased to $179,000 during the first nine months of 2001 from $165,000 in the same period in 2000 in line with increased taxable income.

     Net income was $1.2 million for the first nine months of 2001 as compared to $1.1 million for the same period in 2000, an increase of 12.4%. The increase was primarily due to (i) increased volume at the Reproductive Science Centers and the Company's pharmaceutical distribution division, partially offset by increases in general and administrative expenses at the Company's headquarters,
(ii) decreases in interest expense related to the pay-down of debt, and (iii) the elimination of operational expenses related to the wind down of the Kansas City Reproductive Science Center operations.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through operating cash flow, sales of equity securities and bank financings. As of September 30, 2001, the Company had working capital of approximately $3.2 million and cash and cash equivalents of approximately $7.5 million, compared to working capital of approximately $4.9 million and cash and cash equivalents of $5.3 million at December 31, 2000. The net decrease in working capital at September 30, 2001 was principally due to (i) the repurchase of 880,072 shares of the Company's Common Stock for an aggregate purchase price of $2.0 million,
(ii) repayments of debt of $0.75 million, (iii) the acquisition of fixed assets of $1.5 million and (iv) an increase in patient deposits of $2.5 million.

     The Company expects its cash flows from operating activities and bank financing capacity to be sufficient to fund its needs for asset acquisition, debt repayments and new service initiatives for the next year.

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

     Item 1.      Legal Proceedings.
                     None.

     Item 2.      Changes in Securities.
                     None.

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.
                     None.

     Item 5.      Other Information.
                     None.

     Item 6.      Exhibits and Reports on Form 8-K.
                     See Index to Exhibits on Page 16.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTEGRAMED AMERICA, INC.
                                                (Registrant)




Date:    November 14, 2001                  By:  /s/ John W. Hlywak, Jr.
                                                     ---------------------------
                                                     John W. Hlywak, Jr.
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

Exhibit
Number                                      Exhibit
-------                                     -------

10.61(d)  --      Amendment No. 4 to  Management  Agreement  between  IntegraMed
                  America,  Inc. and Bay Area Fertility and  Gynecology  Medical
                  Group, P.C.

10.61(e)   --     Amendment No. 5 to  Management  Agreement  between  IntegraMed
                  America,  Inc. and Bay Area Fertility and  Gynecology  Medical
                  Group, P.C.

10.95(c)   --     Amendment No. 8 to  Management  Agreement  between  IntegraMed
                  America, Inc. and Fertility Centers of Illinois, S.C.

10.105(e)  --     Amendment No. 5 to  Management  Agreement  between  IntegraMed
                  America,  Inc. and Shady Grove  Reproductive  Science  Center,
                  P.C.

10.105(f)  --     Amendment No. 6 to  Management  Agreement  between  IntegraMed
                  America,  Inc. and Shady Grove  Reproductive  Science  Center,
                  P.C.

10.113(g)  --     Amended and Restated Loan Agreement dated as of September 28,
                  2001 between IntegraMed America, Inc. and Fleet National Bank.

99.6       --     Registrant's Press Release dated November 1, 2001 (1)

--------------------------------------------------

(1) Filed as exhibit with identical exhibit number to Registrant's Report on From 8-K dated November 1, 2001