Form 10-K
period 2001-12-31
INTEGRAMED AMERICA INC
filed 2002-04-01
CIK 885988

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

                   For the fiscal year ended December 31, 2001

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
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or goranization)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CRF ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [X]

     Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $15.9 million on March 13, 2002 based on the closing sales price of the Common Stock on such date.

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding was approximately 3,057,876 on March, 19, 2002.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     See Part III hereof with respect to incorporation by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 2001 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.


                                     PART I

ITEM 1.  Business

Company Overview

     IntegraMed America, Inc. (the "Company") offers products and services to patients, providers, payors and pharmaceutical manufacturers in the fertility industry. The IntegraMed Network is comprised of thirteen fertility centers in major markets across the United States, pharmaceutical products and services, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Eight fertility centers have access to the Company's FertilityDirect(TM) Program (as discussed under "Selling Additional FertilityDirect Contracts" on page 4). Five of the fertility centers are designated as "Reproductive Science Centers(R)" and as such, have access to the Company's FertilityDirect Program in addition to being provided with a full range of services including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment;
(ii) access to capital and servicing and financing patient accounts  receivable;
(iii) marketing and sales; (iv) integrated information systems; and (v) assistance in identifying best clinical practices (collectively, "Business Services").

Industry -- Reproductive Medicine

     Reproductive medicine encompasses the medical discipline that focuses on male and female reproductive systems and processes. There are many reasons why couples have difficulty conceiving, and accurate identification of a specific cause of infertility can be time consuming, expensive and requires access to specialized diagnostic and treatment services. Most gynecologists do not have access to these resources and therefore often bypass detailed diagnostic testing. Instead, they often provide initial medical treatment of infertility, without extensive diagnosis, by prescribing a drug called clomiphene citrate, which helps to correct ovulatory problems. This treatment is fairly inexpensive and frequently resolves the problem. It is generally recommended that women receive this drug for three to six ovulatory cycles. If pregnancy has not occurred, referral should be made to a fertility specialist who can offer more advanced treatments. Fertility specialists are gynecologists who perform more sophisticated medical and surgical fertility diagnosis and treatments. Reproductive endocrinology refers to the diagnosis and treatment of all hormonal problems that lead to abnormal reproductive function or have an effect on the reproductive organs. Reproductive endocrinologists are physicians who have completed four years of residency training in obstetrics and gynecology and have at least two years of additional training in an approved subspecialty fellowship program.

     Conventional fertility services include diagnostic tests performed on the female, such as endometrial biopsy, laparoscopy/hysteroscopy examinations and hormone screens, and diagnostic tests performed on the male, such as semen analysis and tests for sperm antibodies. Depending on the results of the diagnostic tests performed, conventional treatment options may include, among others, fertility drug therapy, artificial insemination and fertility surgeries. Procedures that require gametes to be handled in vitro are classified as assisted reproductive technology ("ART") services. Current types of ART services include in vitro fertilization, gamete intrafallopian transfer, zygote intrafallopian transfer, tubal embryo transfer, frozen embryo transfer and donor egg programs. Current ART techniques used in connection with ART services include intracytoplasmic sperm injection, assisted hatching, cryopreservation of embryos and blastocyst culture and transfer.

     There are approximately 43,000 obstetricians/gynecologists in the United States of which approximately 1,000 concentrate on providing fertility services as reproductive endocrinologists. In addition, there are approximately 390 centers across the country that provide ART services. These centers are predominantly staffed by reproductive endocrinologists. Approximately one-third of the ART centers are hospital-based and two-thirds are physician-office based. As ART has become more sophisticated, more predictable and less experimental, there has been a clear shift of services out of hospitals and into physician offices. The fertility services industry is, therefore, highly fragmented with a large number of providers operating in small practice settings.

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

     According to William M. Mercer/Foster-Higgins' National Survey of Employer-sponsored Health Plans/1995, approximately one quarter of all health plan sponsors with at least 10 employees provide some coverage for treatment of infertility. Because patients seeking fertility treatment often have other gynecological symptoms, health plans may cover diagnostic and therapeutic expenses even when infertility is not a covered benefit. Currently, there are several states that mandate offering benefits of varying degrees for fertility services, including ART services. In some states, the mandate is limited to an obligation on the part of the payor to offer the benefit to employers. In Massachusetts, Rhode Island, Maryland, Arkansas, Illinois, Hawaii and New Jersey the mandate requires coverage of conventional fertility services as well as ART services. In addition to payor driven initiatives to broaden coverage, several legislative initiatives are emerging as a driving force behind making fertility services more readily available. Legislation requiring all health plans to provide coverage for diagnosis and treatment of infertility has been introduced in several states. In fact, the legislative mandate for insurance coverage in New Jersey was just enacted in 2002. Finally, the 1998 Supreme Court Ruling that reproduction is a major life activity covered under the Americans with Disability Act (the "ADA") led to an Equal Employment Opportunity Commission administrative ruling that a New York company discriminated against one of its employees by not providing insurance coverage for fertility services.

     ART services are the most rapidly growing segment of the fertility market. According to the Society of Assisted Reproductive Technology ("SART"), approximately 10,000 ART procedures were performed in 1987. In 1999, the most recent year for which data are available, approximately 69,000 ART procedures were performed. There is reason to believe that the market will continue to grow in the future for the following reasons: (i) the quality of ART treatments is improving, making outcomes much more acceptable; (ii) improvements in embryo culture media and implantation rates are leading to the capability of reducing high order multiple pregnancies - one of the greatest risk factors of ART services; (iii) with improving pregnancy rates, the cost of treatment is decreasing thereby making high technology services more affordable; (iv) new ART services that improve embryo quality and the likelihood of pregnancy, such as blastocyst culture and transfer, continue to emerge fueling an expansion of the industry; (v) the improving relationship between cost and quality is causing physicians to substitute more effective ART treatments for less effective conventional fertility services; (vi) public policy initiatives including legislative mandates for insurance coverage and the definition of reproduction as a major life activity covered by the ADA are producing a more favorable reimbursement climate; and (vii) demand for ART services is increasing through greater public awareness and acceptance of ART services.

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

Company Strategy

     The Company's strategy is to align information, technology and finance for the benefit of fertility patients, providers, payors and pharmaceutical manufacturers. The primary elements of the Company's strategy include: (i) selling additional FertilityDirect contracts to leading fertility centers in new major markets; (ii) selling Shared Risk Refund treatment packages (as defined below) to patients of contracted fertility centers and managing the risk
associated  with  the  program;   (iii)  selling  additional  Business  Services
contracts; (iv) increasing revenues at Reproductive Science Centers; (v) increasing sales of pharmaceutical products and services; (vi) expanding clinical research opportunities; and (vii) establishing Internet-based access to fertility-specific information on treatment processes.

   Selling Additional FertilityDirect Contracts

     The FertilityDirect program provides contracted fertility centers with exclusive market access to the Company's products and services that support patient recruitment. Included in this program are (i) Shared Risk Refund packages (as described below); (ii) treatment financing; and (iii) Internet marketing. The Company licenses these programs exclusively to one leading fertility center in each major market targeted.

     The Company will seek to expand the IntegraMed Network to cover additional major market areas across the country. The Company will primarily focus the IntegraMed Network development activities on major markets with populations in excess of one million people. The demographics of consumers who access fertility services are consistent with the demographics of most major metropolitan markets. In addition, the incidence of infertility requires a large population base to support a sophisticated fertility center. We believe high quality fertility centers are capable of drawing consumers from approximately a one hundred mile radius or more if alternatives are unavailable. It is our belief that these market dynamics would allow the Company to cover a large percentage of the national population by expanding the IntegraMed Network to the fifty largest metropolitan markets across the country.

  Selling Shared Risk Refund Treatment Packages and Managing the Associated Risk

     The  Company  will seek to  increase  the  number of  contracted  fertility centers that offer the Shared Risk Refund Program to its patients. The Shared Risk Refund Program was established at Shady Grove Fertility Reproductive Science Center ("Shady Grove") - the leading fertility center in the metropolitan Washington, DC area and a member of the IntegraMed Network. Based on the experience at Shady Grove, the Company developed an actuarial model that allows pricing a treatment package to consumers. The Shared Risk Refund Program consists of a package that includes up to three cycles of in vitro fertilization for one fixed price with a significant refund if the patient does not deliver a baby. Under this innovative financial program, the Company receives payment directly from consumers who qualify for the program and pays contracted fertility centers a defined reimbursement for each treatment cycle performed.

     To manage the Company's risk associated with the Shared Risk Refund Program, the Company has developed a case management program in association with the Women's Integrated Network, an infertility case management company based in Harrison, New York. This case management program authorizes patient care and provides information to be used in recognizing revenue and developing the related reserves for refunds. Consumers have responded favorably to the Shared Risk Refund Program. Currently this program represents approximately fifteen percent of the revenue at Shady Grove.

   Selling Additional Business Services Contracts

     The Company enters into Business Service Contracts with each of the Reproductive Science Centers. The Company will seek to increase the number of Business Services Contracts. The Company will primarily focus its activities on fertility centers contracted under the Company's FertilityDirect program. The Company believes that a number of factors will contribute to the successful conversion of FertilityDirect contracts to Business Services contracts. These factors include: (i) the high quality reputation of the Company in providing Business Services in the areas of fertility and ART services; (ii) the Company's expertise in assisting its Business Services customers in increasing revenues and maintaining cost efficient operations; (iii) the Company's success in improving patient outcomes by providing laboratory support services to its Business Services customers; and (iv) the capital intensive nature of operating modern, sophisticated fertility centers and the difficulty most physician groups have in accessing sufficient capital.

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

   Increasing Sales of Pharmaceutical Products and Services

     The Company will continue its efforts to expand the pharmaceutical products and services line by: (i) providing Education Matters(TM) - a comprehensive patient educational support program to participating Reproductive Science Center patients; (ii) packaging products in the Cycle Kit(TM)- a unique packaging system that provides patients with all supplies and instructions for proper utilization of medication; (iii) minimizing cost to patients and payors by implementing Cycle Track(TM) - a fertility pharmaceutical case management system that dispenses only the required amount of medication for patients to complete their treatment; (iv) implementing an aggressive marketing and sales program in cooperation with ivpcare, inc. (the supplier of pharmaceuticals to IntegraMed Pharmaceutical Services, Inc.); and (v) expanding the offering beyond the five Reproductive Science Centers to the entire IntegraMed Network.

   Expanding Clinical Research Opportunities

     In 2001, the Company obtained funding from pharmaceutical manufacturers to establish the IntegraMed Research Institute (the "Research Institute"). The purpose of the Research Institute is to organize multi-center clinical research among the Reproductive Science Center network. The Company believes it will expand its direct participation in clinical research trials by: (i) offering a more efficient clinical trial network that delivers results to pharmaceutical companies more quickly; (ii) offering access to a geographically diverse network of providers and patients; (iii) participating in the design of clinical trials with manufacturers and increasing value-added services to these sponsors; and
(iv) marketing the availability of the Research Institute and affiliated Reproductive Science Centers to other manufacturers of pharmaceutical products and devices.

   Developing Internet-Based Access to Personalized Health Information

     The Company will continue to develop www.integramed.com as a leading fertility portal. The web site has provided a direct marketing infrastructure that allows the Company to offer efficient transaction processing capability for consumers and affiliated fertility centers. Currently consumers can directly order an educational video, participate in an on-line tutorial, subscribe to a bi-weekly newsletter, apply for an appointment, apply for treatment financing and apply for the Shared Risk Refund Program. All transactions are logged to an Oracle database housed in the Company's data center. In addition, contracted fertility centers receive patient inquiries and referrals as appropriate.

     The Company also provides contracted fertility centers with access to web site design, development and management services using an innovative technology called Dynamic Site Rendering Engine ("DSRE"). DSRE is a powerful database driven technology that permits contracted fertility centers to maintain web sites with access to extensive fertility-specific content from IntegraMed and a simple text editor.

Business Services

     The Company provides comprehensive Business Services to support the Reproductive Science Centers. In particular, the Company provides: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment; (ii) access to capital and servicing and financing patient accounts receivable; (iii) marketing and sales;
(iv) integrated information systems; and (v) assistance in identifying best clinical practices.

     By providing the Reproductive Science Centers with access to centralized, needed resources, the Company enables physicians at the Reproductive Science Centers to achieve improved efficiencies and business outcomes.

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

     Access to Capital

     The Company provides the Reproductive Science Centers with a significant competitive advantage through immediate access to capital for expansion and growth. The Company also offers physician providers in its network rapid access to the latest technologies and facilities in order for them to provide a full spectrum of services and compete effectively for patients in the marketplace. For example, the Company has built a new facility inclusive of an embryology laboratory for certain Reproductive Science Centers, thereby enabling them to expand their service offerings to include a number of services (including laboratory and ART services) which had previously been outsourced. The Company believes that access to these facilities and new technologies has improved the ability of the Reproductive Science Centers to offer comprehensive high quality services, expand the revenue base per patient, and compete effectively.

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

   Integrated Information System

     The Company is using its established base of Reproductive Science Centers to continuously develop a nationwide, integrated information system called ARTWorks(TM) to collect and analyze clinical, patient, financial and marketing data. The Company believes it is able to use this data to control expenses, measure patient outcomes, improve patient care, develop and manage utilization rates and maximize reimbursements. The Company also believes this integrated information system allows the Reproductive Science Centers to more effectively compete for and price managed care contracts, in large part because an information network can provide these managed care organizations with access to patient outcomes and cost data.

   Assistance in Identifying Best Clinical Practices

     The Company assists Reproductive Science Centers in identifying best clinical practices and implementing quality assurance and risk management programs in order to improve patient care and clinical outcomes. For example, the Company has instituted a Council of Physicians and Scientists, who review the principal elements necessary to achieve successful outcomes and assist practices in optimizing such outcomes. The Company's structured Clinical Quality Improvement Program under the auspices of the Council of Physicians and Scientists produces a distinctive competitive advantage in the marketplace for the Company's network of Reproductive Science Centers.

     The Company's five contracted Reproductive Science Centers have access to the full portfolio of business services bundled under one contract. In addition, the Company has unbundled marketing and sales, laboratory services and certain of its information systems services and is selling those services to affiliated fertility centers.

The Reproductive Science Centers

     The Company has a Business Services contract with each Reproductive Science Center which in turn employs and/or contracts with the physicians.

   Current Reproductive Science Centers

     The Company currently has contracts with five Reproductive Science Centers consisting of twenty-one locations in six states and the District of Columbia and forty-three physicians and Ph.D. scientists, including physicians and Ph.D. scientists employed and/or contracted by the Medical Practices, as well as physicians who have arrangements to utilize the Company's facilities. The following table describes in detail each Reproductive Science Center:

                                                                                 Number of           Initial
                                                                 Number of    Physicians and    Business Services
        Reproductive Science Centers              State          Locations   Ph.D. Scientists     Contract Date
        ----------------------------              -----          ---------   ----------------     -------------
Reproductive Science Center of Boston........      MA & RI           4              10            July 1988
Reproductive Science Associates..............      NY                2               5            June 1990
Reproductive Science Center of the Bay Area
   Fertility and Gynecology Medical Group....      CA                3               6            January 1997
Fertility Centers of Illinois................      IL                7              12            August 1997
Shady Grove Fertility Reproductive
   Science Centers...........................      MD, VA & DC       5              10            March 1998

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

     Prior to December 29, 2000, one of the Company's Reproductive Science Centers was affiliated with a medical center. Under this agreement, the Company primarily provided endocrine testing, administrative and finance services for a fixed percentage of receipts, equal to 15% of net receipts, and reimbursed costs of services. The agreement was scheduled to expire December 31, 2001, but pursuant to an early termination agreement effective December 31, 2000, the medical center paid the Company liquidated damages totaling $1.44 million. Since the Company had certain obligations under the agreement through December 31, 2001, the payment was recognized as revenue in 2001.

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

Pharmaceutical Subsidiary

     IntegraMed Pharmaceutical Services, Inc. ("IPSI"), a wholly owned subsidiary of the Company, contracts for the marketing of fertility-related pharmaceutical products to the Reproductive Science Centers and certain affiliates. IPSI contracts with ivpcare, inc., a licensed pharmacy specializing in dispensing pharmaceutical products, which provides certain business services to IPSI.

Financing Subsidiary

     IntegraMed Financial Services, Inc. ("IFS"), a wholly owned subsidiary of the Company, arranges financing to qualified patients of the IntegraMed Network at rates significantly lower than credit cards and other finance companies. IFS is administered by PFS Patient Financing, a third party vendor, which provides administrative management services to IFS. The loans are made to qualified patients by a third party bank. The patient makes payment directly to the medical practice. The bank pays a placement fee to the Company. Such revenue is recorded when the Company receives the cash at the time of closing the transaction.

Council of Physicians and Scientists

     The Company's Council of Physicians and Scientists (the "Council"), comprised mostly of representatives from the IntegraMed Network, was established in 1996 to bring together Reproductive Science Center thought leaders in reproductive medicine and embryology to promote a high quality clinical environment in all Reproductive Science Centers. The Council meets twice each year and conducts monthly teleconferences on topics related to improving infertility treatment and diagnosis. The Council publishes its recommendations and the Company's staff follows up on implementing Council recommendations. The Council reviews and recommends to accept or deny additional physicians who want to join the IntegraMed Provider Network based on objective clinical credentialing criteria. The Council also conducts an additional level of clinical review of any fertility center applying to participate in the Company's Shared Risk Refund Program.

     The Council also provides oversight to the Company's Research Institute. IntegraMed Research Institute is funded by pharmaceutical manufacturers and was organized to administer multi-center clinical research within the IntegraMed Network. As part of this oversight function, the Council peer reviews applications from Reproductive Science Centers for research support by the Research Institute, oversees compliance with Institutional Review Board guidelines for clinical research involving human subjects and hosts an annual meeting of Reproductive Science Center and affiliate physicians and scientists to review research progress and related subjects.

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

Competition

     The business of providing health care services is intensely competitive and providers strive to find the most cost-effective method of providing quality health care. Although the Company focuses on Reproductive Science Centers that provide fertility and ART services, it competes for contracts with other health care services and management companies, as well as hospitals and hospital-sponsored management services organizations. If federal or state governments enact laws that attract other health care providers to the managed care market, the Company may encounter increased competition from other institutions seeking to increase their presence in the managed care market and which have substantially greater resources than the Company. There can be no assurance that the Company will be able to compete effectively with its current competitors. Nor can there be assurance that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets and Business Services rights of Reproductive Science Centers on terms beneficial to the Company.

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

Effects of Third-Party Payor Contracts

     Traditionally, ART services have been paid for directly by patients and conventional fertility services have been largely covered by indemnity insurance or managed care payors. Currently, there are several states that mandate offering certain benefits of varying degrees for fertility and ART services. In some cases, the mandate is limited to an obligation on the part of the payor to offer the benefit to employers. In Massachusetts, Rhode Island, Maryland, Arkansas, Illinois, Hawaii and New Jersey, the mandate requires coverage of conventional fertility services as well as certain ART services.

Government Regulation

     As a participant in the health care industry, the Company's operations and its relationships with the Reproductive Science Centers and the IntegraMed Network are subject to extensive and increasing regulation by various governmental entities at the federal, state and local levels. These include, but are not limited to, Federal and State Anti-Kickback Laws, Federal and State Self-Referral Laws, False Claim Laws, Federal and State Controlled Substances laws and regulations and Anti-Trust Laws. The Company believes its operations and those of the Reproductive Science Centers are in material compliance with applicable health care laws. Nevertheless, the laws and regulations in this area are extremely complex and subject to changing interpretation and many aspects of the Company's business and business opportunities have not been the subject of federal or state regulatory review or interpretation. Accordingly, there is no assurance that the Company's operations have been in compliance at all times with all such laws and regulations. In addition, there is no assurance that a court or regulatory authority will not determine that the Company's past, current or future operations violate applicable laws or regulations. If the Company's interpretation of the relevant laws and regulations is inaccurate, there could be a material adverse effect on the Company's business, financial condition and operating results. There can be no assurance that such laws will be interpreted in a manner consistent with the Company's practices. There can be no assurance that a review of the Company or the Reproductive Science Centers by courts or regulatory authorities will not result in a determination that would require the Company or the Reproductive Science Centers to change their practices. There also can be no assurance that the health care regulatory environment will not change so as to restrict the Company's or the Reproductive Science Centers existing operations or their expansions. Any significant restructuring or restriction could have a material adverse effect on the Company's business, financial condition and operating results.

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

     Health Insurance Portability and Accountability Act. Recently, the healthcare industry began to focus on the impact that the Health Insurance Portability and Accountability Act ("HIPAA") regulations and implementation might have on their operations and information systems. HIPAA was designed to reduce the amount of administrative waste in healthcare today and to further protect the privacy of any patient's medical information. HIPAA regulations (those proposed and those already final) identify certain standards for both manual processes and automated processes and systems handling patient medical information. HIPAA regulations related to standard data formats and data sets for electronic transaction processing became final in 2000, with required implementation deadlines by October 2003. Additional HIPAA regulations for security have been proposed, but are not yet final. The HIPAA regulations related to privacy of medical information are final and scheduled to be implemented by October 2003. The HIPPA regulations may impose the need for additional required enhancements of the Company's internal systems. While the Company will incur costs to become compliant with the HIPAA regulations for electronic transaction processing, management believes they will not have a significant overall impact on the Company's results of operations. Management is currently assessing the overall impact of the privacy standards and will evaluate the overall impact of the security standards once finalized.

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

Employees

     As of March 19, 2002, the Company had 574 employees. Of these, 542 are employed at the Reproductive Science Centers and 32 are employed at the Company's headquarters, including 6 who are executive management. Of the Company's employees, 275 persons at the Reproductive Science Centers and 3 at the Company's headquarters are employed on a part-time basis. The Company is not party to any collective bargaining agreement and believes its employee relationships are good.

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

ITEM  3. Legal Proceedings

     In April 1999, Integra, Inc. filed with the United States Patent and Trademark Office ("USP&T") before the Trademark Trial and Appeal Board an opposition to the granting of the Company's trademark "INTEGRAMED AMERICA", claiming that the USP&T should deny registration of the Company's trademark. Integra, Inc. allegedly distributes outcome based managed care products, manuals, brochures, patient information and data forms for use in connection with managed behavioral healthcare consulting and research services under the mark "INTEGRA". Since the time of filing the opposition, Integra, Inc. has withdrawn its opposition and the matter has been terminated.

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


                                             Common Stock
                                         ----------------------
                                         High              Low
                                         ----------------------
         2000
         First Quarter................. $3.88             $2.75
         Second Quarter................  3.75              2.88
         Third Quarter.................  3.81              2.13
         Fourth Quarter................  2.34              1.75

         2001
         First Quarter.................  3.00              1.88
         Second Quarter................  6.00              2.50
         Third Quarter.................  7.30              2.60
         Fourth Quarter................  6.75              3.23


     On March 19, 2002, there were approximately 231 holders of record of the Common Stock and approximately 995 beneficial owners of shares registered in nominee or street name.

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

     Unregistered shares of Common Stock and warrants were issued during 1999, 2000 and 2001 as described in the following paragraphs in reliance of Section 4(2) of the Securities Act of 1933.

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

     In July 2001 and 2000, the Company issued an aggregate of 33,265 and 44,610 shares of restricted stock grants, respectively, to several members of the Company's Board of Directors and several officers of the Company. Said shares had a market value of $164,329 and $142,306 at the time of issuance.

ITEM 6.  Selected Financial Data

     The following selected financial data are derived from the Company's consolidated financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data (1):
                                                                                         December 31,
                                                         -----------------------------------------------------------------------
                                                           2001            2000           1999            1998            1997
                                                         --------        --------       --------        --------        --------
                                                                         (in thousands, except per share amounts)

Revenues, net ...................................        $ 74,843       $ 57,864        $ 45,955        $ 38,590        $ 20,559
Costs of services incurred ......................          64,013         48,805          36,556          29,778          14,940
                                                         --------       --------        --------        --------        --------
Contribution ....................................          10,830          9,059           9,399           8,812           5,619
General and administrative expenses .............           7,827          5,880           6,084           5,316           4,192
Total other expenses, net(2) ....................          (1,047)         1,075           2,757           1,303             528
Restructuring and other charges (3) .............              --             --              --           2,084              --
                                                         --------       --------        --------        --------        --------
Income from continuing operations ...............           1,956          2,104             558             109             899
Loss from operation and disposal of
   AWM Division (4) .............................              --             --              --           4,501             421
                                                         --------       --------        --------        --------        --------
Income (loss) before taxes ......................           1,956          2,104             558          (4,392)            478
Provision (benefit) for income taxes ............          (4,557)           187             240             340             104
                                                         --------       --------        --------        --------        --------
Net income (loss) ...............................           6,513          1,917             318          (4,732)            374
Less: Dividends paid and/or accrued on
   Preferred Stock ..............................             133            133             133             133             133
                                                         --------       --------        --------        --------        --------
Net income (loss) applicable to Common
   Stock ........................................        $  6,380       $  1,784        $    185        $ (4,865)       $    241
                                                         ========       ========        ========        ========        ========

Basic earnings per share
   Continuing operations ........................        $   2.07       $   0.43        $   0.04        $  (0.07)       $   0.21
     Discontinued operations ....................              --             --              --           (0.87)          (0.13)
                                                         --------       --------        --------        --------        --------
   Basic EPS ....................................        $   2.07       $   0.43        $   0.04        $  (0.94)       $   0.08
                                                         ========       ========        ========        ========        ========

Diluted earnings per share
   Continuing operations ........................        $   2.01         $   0.43        $   0.04        $  (0.07)        $   0.21
     Discontinued operations ....................              --               --              --           (0.87)           (0.13)
                                                         --------         --------        --------        --------         --------
Diluted EPS .....................................        $   2.01         $   0.43        $   0.04        $  (0.94)        $   0.08
                                                         ========         ========        ========        ========         ========

Weighted average shares - basic .................           3,081            4,110           4,874           5,202            3,101
                                                         ========         ========        ========        ========         ========
Weighted average shares  - diluted ..............           3,175            4,172           4,951           5,202            3,154
                                                         ========         ========        ========        ========         ========


Balance Sheet Data:
                                                                           December 31,
                                                 -------------------------------------------------------------
                                                  2001         2000            1999         1998         1997
                                                 ------      --------       ---------     --------     -------
                                                                          (in thousands)

Working capital .............................  $  4,208      $  4,943       $  5,705     $  7,661    $  4,082
Total assets ................................    44,621        38,845         39,047       41,816      34,356
Total indebtedness...........................     2,691         3,569          5,410        7,381       2,928
Accumulated deficit..........................   (16,800)      (23,313)       (25,230)     (25,548)    (20,816)
Shareholders' equity.........................    30,615        25,987         26,639       27,383      25,993

(1) Earnings (loss) per share and weighted average share amounts for each year reflect the Company's 1-for-4 reverse stock split effective November 17, 1998.

(2) Refer to Note 10 - Income Taxes on the Company's consolidated financial statements.

(3) The Company recorded approximately $2.1 million in restructuring and other charges in the year ended December 31, 1998. Such charges included approximately $1.4 million associated with its termination of its agreement with the Reproductive Science Center of Greater Philadelphia, a single physician Reproductive Science Center, effective July 1, 1998, which primarily consisted of exclusive Business Services right impairment and other asset write-offs. Such charges also included approximately $700,000 for exclusive Business Services right impairment losses related to two other single physician Reproductive Science Centers. The latter impairment losses were recorded based upon the Company's determination that the intangible asset balance was larger than the respective Medical Practice's estimated future cash flow.

(4) The AWM Division operations were sold effective September 1, 1998. In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division operations. On September 1, 1998 the Company disposed of the AWM Division operations through a sale of certain of its fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records. During the year ended December 31, 1998, the Company reported a loss from the disposal of the AWM Division of approximately $3.6 million, which principally represented approximately $3.3 million related to the write-off of goodwill and $243,000 for estimated operating losses during the phase-out period. During the eight-month period ended August 31, 1998, the AWM Division recorded revenues of approximately $1.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three years ended December 31, 2001. It should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto and other financial and operating information included in this Form 10-K.

Overview

     The Company offers products and services to patients, providers, payors and pharmaceutical manufacturers in the fertility industry. The IntegraMed Network is comprised of thirteen fertility centers in major markets across the United States, a pharmaceutical subsidiary, a financing subsidiary, the Council of Physicians and Scientists, a research institute and a leading fertility portal (www.integramed.com). Eight fertility centers have access to the Company's FertilityDirect Program. Five of the fertility centers are designated as "Reproductive Science Centers(R)" and as such, have access to the Company's FertilityDirect Program in addition to being provided with a full range of services including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment;
(ii) access to capital and servicing and financing patient accounts  receivable;
(iii) marketing and sales; (iv) integrated information systems; and (v) assistance in identifying best clinical practices (collectively, "Business Services").

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

     In September 1998, the Company obtained from Fleet Bank, N.A. a $13.0 million credit facility to fund acquisitions to provide working capital and to refinance its existing bank debt. In September 2001, the Company elected not to renew credit facilities related to potential acquisitions, as management believes that internal sources of funds will be sufficient to finance any future acquisitions. The Company renewed the working capital and term loan components of this facility, which totaled approximately $9.8 million.

     During 1999, the Company accelerated amortization of the Right to Manage fees for the Kansas City and Dallas Reproductive Science Centers.

     In December 2000, the Company's agreement with the medical center based Reproductive Science Center was terminated early. The Company received $1.44 million in liquidated damages pursuant to an early termination agreement. These funds were recorded as revenue by the Company during 2001 as compensation for certain performance obligations contained in the termination agreement.

     During 2001 the Company negotiated revised fee structures on all five of its major Reproductive Science Center Business Services Contracts. On four of these contracts in which Service Fees are comprised of (a) a fixed percentage of revenue, (b) a fixed percentage of medical practice earnings and (c) reimbursed cost of services, the Company negotiated lower fixed percentages on the revenue and medical practice earnings components. These lower fees are to be phased in over an approximately five-year period. The company believes that this revised fee structure will be more than offset by growth in the underlying Medical Practices, and will in turn result in growth in the Company's aggregate revenues. On the remaining Reproductive Science Center contract, the Company negotiated higher Service Fees, which are assessed at a fixed amount each month independent of the Medical Practice's underlying revenue or earnings.

Critical Accounting Policies

     In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The Company principally derives its revenues from Business Services contracts and the sale of pharmaceutical products. The Company does not have a controlling financial interest in any of the fertility centers, including the Reproductive Science Centers, and as such does not consolidate their results.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

   Revenue and cost recognition --

   Reproductive Science Center Service fees

     As of December 31, 2001, the Company provided comprehensive Business Services to Medical Practices under five Business Services contracts. Under four of the current agreements, the Company receives as compensation for its Business Services a three-part fee comprised of: (i) a percentage of net revenues, (ii) reimbursed costs of services (costs incurred in servicing a Medical Practice and any costs paid on behalf of the Medical Practice) and (iii) a fixed or variable percentage of earnings after Business Services fees or an additional variable percentage of net revenues. Under the fifth current agreement, as compensation for its services, the Company receives a fixed fee plus reimbursed costs of services.

     All revenues from Reproductive Science Center Service fees are recorded in the period services are rendered. Direct costs incurred by the Company in performing its services and costs incurred on behalf of the Medical Practices are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed.

   Pharmaceutical Sales

     The Company distributes fertility related pharmaceutical products through IntegraMed Pharmaceutical Services, Inc. ("IPSI"), a wholly owned subsidiary. The Company has a servicing arrangement with ivpcare to fulfill the purchase and distribution of pharmaceuticals. IPSI accepts patient orders, verifies patient insurance coverage where applicable and ships prescription-based pharmaceuticals directly to patients of the Reproductive Science Centers and other affiliated fertility clinics. Revenue is derived from the sales of these pharmaceuticals and is recorded, along with the related costs including the fee due ivpcare, when shipments are made.

     Pharmaceutical sales accounts receivable represent receivables held by IntegraMed Pharmaceutical Services Inc. for medications sold directly to patients. Risk of loss in connection with uncollectibility of these accounts receivable is borne by the Company.

   Due from/to Medical Practices --

     Due from/to Medical Practices represents the net amounts owed to us by the Medical Practices for our share of the medical providers earnings, our business contract services fees and reimbursement of practice expenses, net of the Company's advances to the Medical Practices for the financing of their patient accounts receivable. Due from/to Medical Practices excludes amounts owed by the Company to Medical Practices for acquired exclusive Business Services rights since the Financial Accounting Standards Board Interpretation 39 conditions for offset are not met for these obligations. Such acquired rights are reported as intangible assets.

   Income taxes --

     The Company accounts for income taxes utilizing the asset and liability approach in accordance with Financial Accounting Standards No. 109 "Accounting For Income Taxes" (FAS 109). The income tax (benefit) provision is determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The income tax (benefit) provision is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities.

   Exclusive Business Service Rights --

     Exclusive business service rights represent costs incurred by the Company for the right to service certain Reproductive Science Centers and are valued at cost less accumulated amortization, which is provided on a straight-line basis over the length of the contract, usually ten to twenty-five years. The Company periodically reviews exclusive business service rights to assess recoverability; any impairment would be recognized in the consolidated statement of operations if a permanent impairment was determined to have occurred. Recoverability is determined based on undiscounted expected earnings from the related business over the remaining amortization period.

Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statement of Operations for the years ended December 31, 2001, 2000 and 1999:

                                                  2001         2000     1999
                                                  ----         ----     ----
Revenues, net (see Note 2):
  Reproductive Science Center service fees .....  79.2%       83.3%     94.7%
  Pharmaceutical Sales .........................  20.3%       16.7%      5.3%
  Other ........................................   0.5%        0.0%      0.0%
                                                  ----        ----      ----
    Total revenues .............................   100%        100%      100%

Costs of services incurred:
  Reproductive Science Center service fees .....  65.3%       68.2%     74.5%
  Pharmaceutical Sales .........................  19.4%       16.2%      5.1%
  Other ........................................   0.8%        0.0%      0.0%
                                                  ----        ----      ----
    Total costs of services incurred ...........  85.5%       84.4%     79.6%

Contribution:
  Reproductive Science Center service fees .....  13.9%       15.0%     20.2%
  Pharmaceutical Sales .........................   0.9%        0.6%      0.2%
  Other ........................................  (0.3)%       0.0%      0.0%
                                                  ----        ----      ----
    Total contribution .........................  14.5%       15.6%     20.4%

General and administrative expenses ............  10.5%       10.2%     13.2%
Amortization of intangible assets ..............   1.2%        1.5%      5.2%
Interest income ................................  (0.2)%      (0.4)%    (0.1)%
Interest expense ...............................   0.4%        0.7%      0.9%
                                                 -----       -----     -----
     Total other expenses ......................  11.9%       12.0%     19.2%

Income from operations before income taxes .....   2.6%        3.6%      1.2%
Income tax (benefit) provision .................  (6.1)%       0.3%      0.5%
Net income (a) .................................   8.7%        3.3%      0.7%

(a) Excluding the effect of the adjustment related to reducing the valuation allowance on deferred tax assets, net income, as a percentage of net revenues would have been 2.3% for the year ended December 31, 2001 (See Note 10 to the Consolidated Financial Statements).

   Calendar Year 2001 Compared to Calendar Year 2000

     Revenues, net for 2001 were approximately $74.8 million as compared to approximately $57.9 million for 2000, an increase of $17.0 million or 29.3%. Revenues for the Company's Reproductive Science Centers increased $11.1 million, or 23.0% during the year 2001. This increase is attributable to in market growth at all network facilities, including in market mergers at the Company's sites in the Bay Area and Shady Grove. Same market growth was achieved through new service offerings, the expansion of ancillary services and increases in patient volume. Revenues for the Company's pharmaceutical division increased $5.5 million during 2001, or 56.6%. This increase is attributable to expanded participation within the Company's Reproductive Science Centers. Other revenues increased $397,000 as a result of the build-up of the FertilityDirect program.

     Total costs of services as a percentage of revenue increased by 1.1% to 85.5% in 2001 as compared to 84.4% in 2000. Cost of services for the Company's Reproductive Science Centers increased $9.4 million, or 23.9% during the year 2001. This increase is in line with revenue growth and program expansion at several of the Company's network locations. Cost of services for the Company's pharmaceutical division increased $5.2 million during 2001, or 55.0%. This increase is in line with the concurrent growth in product sales and shipments. Cost of services related to other revenues was $643,000, which included start-up expenses related to the FertilityDirect program.

     Contribution increased to $10.8 million in 2001 as compared to $9.1 million in 2000, or 19.5%. Contribution at the Reproductive Science Centers increased from $8.7 million in 2000 to $10.3 million in 2001, an increase of 19.3%. This increase is principally due to increased patient volume. Contribution in pharmaceutical sales increased to $667,000 in 2001 as compared to $331,000 in 2000. This increase is primarily due to increased margin and volume of shipments to patients at the various Medical Practices. Other contribution was $(246,000) as a result of start-up costs incurred for new product lines and marketing initiatives.

     General and administrative expenses for 2001 were approximately $7.8 million as compared to approximately $5.9 million in 2000, an increase of 33.1%. This increase was primarily due to increases in staffing, compensation, legal expenses, and expenses related to periodic infrastructure upgrades in management information systems. As a percentage of revenues, general and administrative expenses increased to 10.5% in 2001, up from 10.2% in 2000.

     Amortization of intangible assets was $945,000 in 2001 as compared to $865,000 in 2000. The majority of this increase is attributed to the purchase of additional business service rights in two of the Company's Medical Practices.

     Interest income for 2001 decreased to $179,000 from $211,000 for 2000, due to lower interest rates earned on invested cash balances. Interest expense for 2001 decreased to $281,000 from $421,000 in 2000, primarily due to scheduled debt payments on the Company's line of credit as well as lower effective interest rates.

     During the fourth quarter of 2001, the Company reduced its deferred tax asset valuation allowance as the Company has sustained profitability over an extended period and due to the likelihood of the realization of these tax assets. Primarily as a result of this reduction in the valuation allowance, a deferred federal tax benefit of approximately $4.8 million was recorded, which offset the state tax provision of $.2 million.

     Net income was approximately $6.5 million in 2001 compared to $1.9 million for 2000. The increase was primarily due to (i) the income tax benefit of $4.8 million, (ii) improving volume and margins at both the Reproductive Science Centers and the Pharmaceutical Distribution division, and (iii) a $108,000 reduction in net interest expense.

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

     Income from continuing operations was approximately $1.9 million in 2000 as compared to $300,000 for 1999. The increase was primarily due to (i) an approximate $200,000 decrease in general and administrative expenses, offset by a decrease of $300,000 in contribution, (ii) an approximate $1.6 million decrease in amortization of intangible assets, and (iii) and a $100,000 reduction in net interest expense.

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through sales of equity securities, issuance of notes and internally generated sources. In addition, the Company has also commenced using bank financing for working capital and business development purposes. As of December 31, 2001, the Company had working capital of approximately $4.2 million, compared to $4.9 million in 2000. The net decrease in working capital was primarily due to scheduled debt repayments of $1.1 million and the repurchase of approximately 880,000 shares of common stock for an aggregate purchase price of $2.0 million offset by cash provided by operations.

     In September 2001, the Company amended it's existing credit facility with Fleet Bank, N.A. The amended facility is comprised of a $7.0 million three-year working capital revolver, and a continuance of the Company's existing $4.0 million 5.5 year term loan, of which approximately $2.8 million remained outstanding with a remaining term of approximately 2.5 years as of the date of the amendment. Availability of borrowings under the working capital revolver are based on eligible accounts receivable as defined. As of December 31, 2001, under the working capital revolver, there were no amounts outstanding and the full amount of $7.0 million was available. The Fleet credit facility is collateralized by all of the Company's assets.

     The Company also has commitments to provide accounts receivable financing to the Reproductive Science Centers in accordance with its Business Services agreements. The Company's financing of the Medical Practice's Accounts Receivable occurs monthly on the 15th of the month following generation of the receivable. The priority of repayment by the Medical Practice is the reimbursement of expenses incurred by the Company on their behalf, the fixed portion of the Business Services fee and finally the variable portion of the Business Services fee. The Company is responsible for the collection of receivables, which are financed with full recourse. The Company has continuously funded these needs from cash flow from operations and the collection of the prior month's receivables. If delays in repayment are incurred, which have not as yet been encountered, the Company could draw on its existing working capital line of credit. The Company does not as a general course make advances to the Medical Practices other than for the payment of expenses on behalf of the Medical Practice for which the Company is reimbursed in the short-term. The Company has no other funding commitments to the Medical Practices.

     The Company does not currently have any significant commitments for the acquisition of fixed assets.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141, which is effective January 1, 2002, requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles and continuance of amortization for intangible assets deemed to have finite lives, reclassification of certain existing intangibles and the identification of reporting units for purposes of assessing potential future impairments. The Company will adopt SFAS 142 effective January 1, 2002 and does not believe the adoption will have a significant impact on its financial statements. Since the Company's exclusive business service rights have contractually finite lives, they will continue to be amortized over the term of the respective agreements, usually ten to twenty-five years.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for the Company's 2002 financial statements. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

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

     See Index to Financial Statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

         Information with respect to the executive officers and directors of the Company is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2002.

ITEM 11.   Executive Compensation

         This information is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2002.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

         This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2002.

ITEM 13.   Certain Relationships and Related Transactions

         This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2002.


                                     PART IV

ITEM 14.    Exhibits, Financial Statements, Schedule, and Reports on Form 8-K

         (a)   (1)    Financial Statements.

               (3) The exhibits that are listed on the Index to Exhibits herein which are filed herewith as a management agreement or compensatory plan or arrangement are: 10.88 (d), 10.98
                      (c), and 10.114 (a).

         (b)   Reports on Form 8-K.

                      For the quarter ended December 31, 2001, Registrant filed a Form 8-K dated November 1, 2001 and December 3, 2001 reporting Item 9, Regulation FD Disclosure.

        (c) Exhibits. The list of exhibits required to be filed with this Annual Report on Form 10-K is set forth in the Index to Exhibits herein.

                              FINANCIAL STATEMENTS

                              Item 8 and 14 (a)(1)

                                    Contents

                                                                           Page
INTEGRAMED AMERICA, INC.

   Report of Independent Accountants....................................... F-2
   Consolidated Balance Sheets as of December 31, 2001 and 2000............ F-3
   Consolidated Statements of Operations for the years ended
      December 31, 2001, 2000 and 1999..................................... F-4
   Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 2001, 2000 and 1999......................... F-5
   Consolidated Statements of Cash Flows for the years ended
      December 31, 2001, 2000 and 1999..................................... F-6
   Notes to Consolidated Financial Statements.............................. F-7

                        Report of Independent Accountants

To the Board of Directors and Shareholders of IntegraMed America, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of IntegraMed America, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


Boston, Massachusetts
March 21, 2002



                                              INTEGRAMED AMERICA, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                  (all amounts in thousands, except share amounts)


                                                                                                     December 31,
                                                                                                 ------------------
                                                                                                   2001       2000
                                                                                                 -------   --------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..................................................................  $ 8,505    $ 5,306
   Due from Medical Practices, net (see Note 2) ...............................................    4,949      7,346
   Pharmaceutical sales accounts receivable ...................................................    1,511      1,195
   Business Service fees receivable ...........................................................       --        237
   Prepaids and other current assets ..........................................................    1,961      1,283
                                                                                                 -------    -------

       Total current assets ...................................................................   16,926     15,367

Fixed assets, net (see Note 6) ................................................................    5,263      5,337
Intangible assets, net (see Note 7) ...........................................................   17,378     17,774
Deferred taxes (see Note 10) ..................................................................    4,791         --
Other assets ..................................................................................      263        367
                                                                                                 -------    -------

       Total assets ...........................................................................  $44,621    $38,845
                                                                                                 =======    =======

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................................  $ 1,436    $ 1,700
   Accrued liabilities (see Note 8) ...........................................................    5,228      5,059
   Current portion of long-term notes payable and other obligations (see Note 9) ..............    1,403      1,135
   Patient deposits ...........................................................................    4,651      2,530
                                                                                                 -------    -------

       Total current liabilities ..............................................................   12,718     10,424
                                                                                                 -------    -------

Long-term notes payable and other obligations (see Note 9) ....................................    1,288      2,434
                                                                                                 -------    -------
Shareholders' equity:
   Preferred Stock, $1.00 par value 3,165,644 shares authorized in 2001 and 2000
     2,500,000 undesignated; 665,644 shares designated as Series A Cumulative
     Convertible of which 165,644 were issued and outstanding in 2001 and 2000,respectively ...      166        166
   Common Stock, $.01 par value - 50,000,000 shares authorized
     in 2001 and 2000; 3,057,877 and 5,413,571 shares issued in 2001 and 2000, respectively ...       31         54
   Capital in excess of par ...................................................................   47,218     54,149
   Accumulated deficit ........................................................................  (16,800)
   Treasury Stock, at cost-- 0 (retired 2,480,085 shares with cost of $7,098) and
     1,600,013 shares in 2001 and 2000, respectively ..........................................       --     (5,069)
                                                                                                 -------    -------
       Total shareholders' equity .............................................................   30,615     25,987
                                                                                                 -------    -------

       Total liabilities and shareholders' equity .............................................  $44,621    $38,845
                                                                                                 =======    =======



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)

                                                                                     For the years ended December 31,
                                                                                  --------------------------------------
                                                                                    2001           2000          1999
                                                                                  --------      ---------      ---------
Revenues, net (see Note 2)
   Reproductive Science Center service fees (including termination
      payment of $1,440 in 2001) ...............................................  $ 59,276       $ 48,175       $ 43,502
   Pharmaceutical sales ........................................................    15,170          9,689          2,453
   Other revenues ..............................................................       397             --             --
                                                                                  --------       --------       --------
      Total revenues ...........................................................    74,843         57,864         45,955
                                                                                  --------       --------       --------

Costs of services and sales:
   Reproductive Science Center costs ...........................................    48,867         39,447         34,207
   Pharmaceutical costs ........................................................    14,503          9,358          2,349
   Other costs .................................................................       643             --             --
                                                                                  --------       --------       --------
      Total costs of services and sales ........................................    64,013         48,805         36,556
                                                                                  --------       --------       --------

Contribution
   Reproductive Science Center contribution ....................................    10,409          8,728          9,295
   Pharmaceutical contribution .................................................       667            331            104
   Other contribution ..........................................................      (246)            --             --
                                                                                  --------       --------       --------
      Total contribution .......................................................    10,830          9,059          9,399
                                                                                  --------       --------       --------

General and administrative expenses ............................................     7,827          5,880          6,084
Amortization of intangible assets ..............................................       945            865          2,410
Interest income ................................................................      (179)          (211)           (65)
Interest expense ...............................................................       281            421            412
                                                                                  --------       --------       --------
   Total other expenses ........................................................     8,874          6,955          8,841
                                                                                  --------       --------       --------

Income before income taxes .....................................................     1,956          2,104            558
Income tax (benefit) provision (see Note 10) ...................................    (4,557)           187            240
                                                                                  --------       --------       --------

Net income .....................................................................     6,513          1,917            318
Less: Dividends paid and/or accrued on Preferred Stock .........................       133            133            133
                                                                                  --------       --------       --------
Net income applicable to Common Stock ..........................................  $  6,380       $  1,784       $    185
                                                                                  ========       ========       ========

Basic and diluted net earnings per share of Common Stock (see Note 11):
     Basic earnings per share ..................................................  $   2.07       $   0.43       $   0.04
     Diluted earnings per share ................................................  $   2.01       $   0.43       $   0.04

Weighted average shares - basic ................................................     3,081          4,110          4,874
                                                                                  ========       ========       ========
Weighted average shares - diluted ..............................................     3,175          4,172          4,951
                                                                                  ========       ========       ========



        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (all amounts in thousands, except share amounts)

                                        Cumulative Convertible
                                           Preferred Stock  Common Stock  Capital in      Accumulated        Treasury Stock
                                                Amount         Amount    Excess of Par     Deficit        Shares       Amount
                                                ------         ------    -------------     -------        ------       ------

BALANCE AT DECEMBER 31, 1998 ..................  $166            $53       $53,712         $(25,548)      340,500    $(1,000)
Issuance of Common Stock, net of
    issuance costs ............................    --              1           176               --            --         --
Issuance of warrants to purchase
    Common Stock ..............................    --             --           385               --            --         --
Dividends paid to preferred
    shareholders ..............................    --             --          (133)              --            --         --
Purchase of Treasury Stock ....................    --             --            --               --       406,363     (1,491)
Net income ....................................    --             --            --              318            --         --
                                                  ---            ---       -------         --------       -------     ------

BALANCE AT DECEMBER 31, 1999 ..................   166             54        54,140          (25,230)      746,863     (2,491)
Issuance of Restricted Stock Grants ...........    --             --           142               --            --         --
Dividends paid to preferred
shareholders ..................................    --             --          (133)              --            --         --
Purchase of Treasury Stock ....................    --             --            --               --       853,150     (2,578)
Net income ....................................    --             --            --            1,917            --         --

BALANCE AT DECEMBER 31, 2000 ..................  $166            $54    $   $54,149        $(23,313)    1,600,013    $(5,069)
Issuance of Restricted Stock Grants ...........    --             --            164              --            --         --
Options Exercised .............................    --              1            109              --            --         --
Warrants Exercised ............................    --              1              2              --            --         --
Dividends paid to preferred
    shareholders ..............................    --             --           (133)             --            --         --
Purchase  of Treasury Stock ...................    --             --             --              --       880,072     (2,029)
Retirement of  Treasury Stock .................    --            (25)        (7,073)             --    (2,480,085)     7,098
Net income ....................................    --             --             --           6,513            --         --

BALANCE AT DECEMBER 31, 2001 ..................  $166            $31        $47,218        $(16,800)           --    $    --
                                                 ====            ===        =======        ========    ==========    =======






        See accompanying notes to the consolidated financial statements.


                                              INTEGRAMED AMERICA, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (all amounts in thousands)


                                                                        For the years ended December 31,
                                                                        --------------------------------
                                                                          2001        2000        1999
                                                                        -------     -------      -------
Cash flows from operating activities:
    Net income ........................................................ $ 6,513     $ 1,917      $   318
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization ...................................   3,023       2,562        4,183
      Deferred income tax benefit .....................................  (4,791)         --           --
    Changes in assets and liabilities Decrease (increase) in assets:
      Due from Medical Practices ......................................   2,397         151          180
      Pharmaceutical sales accounts receivable ........................    (316)         --           --
      Business Service fees receivable ................................     237         653          454
      Prepaids and other current assets ...............................    (608)       (121)         299
      Other assets ....................................................     239         158          (81)
    Increase (decrease) in liabilities:
      Accounts payable ................................................    (264)        620          396
      Accrued liabilities .............................................    (208)      2,384         (450)
      Patient deposits ................................................   2,121        (440)         127
                                                                        -------     -------      -------
Net cash provided by operating activities .............................   8,343       7,884        5,426
                                                                        -------     -------      -------
Cash flows from investing activities:
    Payment for exclusive Business Services rights ....................    (295)       (476)        (448)
    Purchase of fixed assets and leasehold improvements ...............  (1,665)     (1,352)      (2,251)
    Proceeds from sale of fixed assets and leasehold
      improvements ....................................................      --          10           64
                                                                        -------     -------      -------
Net cash used in investing activities .................................  (2,217)     (1,818)      (2,635)
                                                                        -------     -------      -------
Cash flows from financing activities:
    Proceeds from issuance of Common Stock and Stock Grants ...........     277         142           --
    Proceeds from issuance of notes ...................................      --          --          150
    Principal repayments on debt ......................................  (1,000)     (1,712)      (1,815)
    Principal repayments under capital lease obligations ..............    (135)       (129)         (93)
    Repurchase of Common Stock ........................................  (2,029)     (2,578)      (1,491)
    Dividends paid on Convertible Preferred Stock .....................    (133)       (133)        (133)
                                                                        -------     -------      -------
Net cash used in financing activities .................................  (2,927)     (4,410)      (3,382)
                                                                        -------     -------      -------
Net increase (decrease) in cash .......................................   3,199       1,656         (591)
Cash at beginning of period ...........................................   5,306       3,650        4,241
                                                                        -------     -------      -------
Cash at end of period ................................................. $ 8,505     $ 5,306      $ 3,650
                                                                        =======     =======      =======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

     IntegraMed America, Inc. (the "Company") offers products and services to patients, providers, payors and pharmaceutical manufacturers in the fertility industry. The IntegraMed Network is comprised of thirteen fertility centers in major markets across the United States, a pharmaceutical subsidiary, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Eight fertility centers have access to the Company's FertilityDirect Program that provides contracted fertility centers with exclusive access to the Company's products and services that support patient recruitment. Five of the fertility centers are designated as "Reproductive Science Centers(R)" and as such, have access to the Company's FertilityDirect Program in addition to being provided with a full range of services including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment;
(ii) access to capital and servicing and financing of patient accounts receivable; (iii) marketing and sales; (iv) integrated information systems; and
(v) assistance in identifying best clinical practices (collectively, "Business Services").

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The Company principally derives its revenues from Business Services contracts and the sale of pharmaceutical products. The Company does not have a controlling financial interest in any of the fertility centers, including the Reproductive Science Centers, and as such does not consolidate their results.

   Use of estimates --

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

   Revenue and cost recognition --

   Reproductive Science Center Business Service fees

     As of December 31, 2001, the Company provided comprehensive Business Services to the Reproductive Science Centers ("Medical Practices") under five Business Services contracts. During the year ended December 31, 2000, the Company had also provided services under two agreements that were terminated effective February 1 and December 31, 2000, respectively.

     Under four of the current agreements, the Company receives as compensation for its Business Services a three-part fee comprised of: (i) a fixed percentage of net revenues, (ii) reimbursed costs of services (costs incurred in servicing a Medical Practice and any costs paid on behalf of the Medical Practice) and
(iii) a fixed or variable percentage of earnings after Business Services fees or an additional variable percentage of net revenues.

     Under the fifth current agreement, as compensation for its services, the Company receives a fixed fee plus reimbursed costs of services.

                           INTEGRAMED AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

     All revenues from Reproductive Science Center Business Service fees are recorded in the period services are rendered. Direct costs incurred by the Company in performing its services and costs incurred on behalf of the Medical Practices are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed. The physicians receive as compensation all remaining earnings of the Reproductive Science Centers after payment of the Company's fees.

     The Company agreed to terminate its contract with its hospital based Reproductive Science Center effective December 31, 2000. As compensation for certain performance obligations in the termination agreement, the Company received a total of $1,440,000 from this Medical Practice. This balance was recognized as Reproductive Science Center revenue during the fiscal year ended December 31, 2001.

   Pharmaceutical Sales

     The Company distributes fertility related pharmaceutical products through IntegraMed Pharmaceutical Services, Inc. ("IPSI"), a wholly owned subsidiary. The Company has an arrangement with ivpcare servicing to fulfill the purchase and distribution of pharmaceuticals. The Company and ivpcare have no common ownership or management. IPSI accepts patient orders, verifies patient insurance coverage where applicable and ships prescription-based pharmaceuticals directly to patients of the Reproductive Science Centers and other affiliated fertility clinics. Revenue is derived from the sales of these pharmaceuticals and is recorded, along with the related costs including the fee due ivpcare, when shipments are made.

   Cash and cash equivalents --

     Cash and cash equivalents primarily include all highly liquid debt instruments with original maturities of three months or less, recorded at cost, which approximates market.

   Due from/to Medical Practices --

     Due from/to Medical Practices represents the net amounts owed to us by the Medical Practices for our share of the medical providers earnings, our business contract services fees and reimbursement of practice expenses, net of the Company's advances to the Medical Practices for the financing of their patient accounts receivable. Due from/to Medical Practices excludes amounts owed by the Company to Medical Practices for acquired exclusive Business Services rights since the Financial Accounting Standards Board Interpretation 39 conditions for offset are not met for these obligations. Such acquired rights are reported as intangible assets.

   Pharmaceutical sales accounts receivable --

     Pharmaceutical sales accounts receivable represent receivables held by IntegraMed Pharmaceutical Services Inc. for medications sold directly to patients. Risk of loss in connection with uncollectibility of these accounts receivable is borne by the Company.

   Business Service fees receivable --

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

                            INTEGRAMED AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

     When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts. The difference between the net book value of the assets and proceeds from disposition is recognized as gain or loss. Routine maintenance and repairs are charged to expenses as incurred, while costs of betterments and renewals are capitalized.

   Exclusive business service rights --

     Exclusive business service rights represent costs incurred by the Company for the right to service certain Reproductive Science Centers and are valued at cost less accumulated amortization, which is provided on a straight-line basis over the length of the contract, usually ten to twenty-five years. The Company periodically reviews Exclusive Business Service Rights to assess recoverability; any impairments would be recognized in the consolidated statement of operations if a permanent impairment was determined to have occurred. Recoverability is determined based on undiscounted expected earnings from the related business over the remaining amortization period.

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

   Concentrations of credit risk --

     Financial   instruments,   which   potentially   expose   the   Company  to
concentrations of credit risk consist primarily of trade accounts receivable. The Company's patient accounts receivables are primarily from third party payors, principally insurance companies and health maintenance organizations.

   Income taxes --

     The Company accounts for income taxes utilizing the asset and liability approach in accordance with Financial Accounting Standards No. 109 "Accounting For Income Taxes" (FAS 109). The income tax (benefit) provision is determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The income tax (benefit) provision is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities. (See Note 10).

   Earnings per share --

     The Company determines earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which the Company adopted in December 1997. All historical earnings per share have been presented in accordance with FAS 128.

   Fair value of financial instruments--

     At December 31, 2001 and 2000, the carrying values of all financial instruments, both short and long-term, approximated their fair value.

                            INTEGRAMED AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

New accounting prouncements --

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141, which is effective January 1,2002, requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles and continuance of amortization for intangible assets deemed to have finite lives, reclassification of certain existing intangibles and the identification of reporting units for purposes of assessing potential future impairments. The Company will adopt SFAS 142 effective January 1, 2002 and does not believe the adoption will have a significant impact on its financial statements. Since the Company's exclusive Business Services rights have contractually finite lives, they will continue to be amortized over the term of the respective agreements, usually ten to twenty-five years.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for the Company's 2002 financial statements. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

NOTE 3 -- SEGMENT INFORMATION:

     The Company is principally engaged in providing products and services to the fertility market. For disclosure purposes, the Company recognizes Business Services offered to its network of Reproductive Science Centers and its pharmaceutical distribution operations as separate reporting segments. The Business Services segment includes revenue and costs categorized as Reproductive Science Center Service Fees and Other Revenue, as follows (000's omitted):

                                                       Business   Pharmaceutical
                                         Corporate     Services    Distribution   Consolidated
                                         ---------     --------    ------------   ------------

For the Year ended December 31, 2001
Revenues ..........................        $    --      $ 59,673     $ 15,170       $ 74,843
Cost of Services ..................             --        49,510       14,503         64,013
                                           -------      --------     --------       --------
Contribution ......................             --        10,163          667         10,830

General and administrative costs ..          7,827            --           --          7,827
Amortization of intangibles .......              2           880           63            945
Interest, net .....................            133           (20)         (11)           102
                                          --------      --------     --------       --------

Income before income taxes ........        $(7,962)     $  9,303     $    615       $  1,956
                                          ========      ========     ========       ========

Depreciation expense included above        $   424      $  1,228     $     --       $  1,652
Capital expenditures ..............        $   161      $  1,504     $     --       $  1,665
Total assets ......................        $11,325      $ 35,139     $  2,158       $ 48,622


                            INTEGRAMED AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

                                                       Business   Pharmaceutical
                                         Corporate     Services    Distribution   Consolidated
                                         ---------     --------    ------------   ------------

For the Year ended December 31, 2000
     Revenues ..........................   $    --      $48,175      $ 9,689        $57,864
     Cost of Services ..................        --       39,447        9,358         48,805
                                           -------      -------      -------        -------
     Contribution ......................        --      $ 8,728     $    331        $ 9,059

     General and administrative costs ..     5,880           --           --          5,880
     Amortization of intangibles .......        14          844            7            865
     Interest, net .....................       214            5           (9)           210
                                           -------      -------      -------        -------

     Income before income taxes ........   $(6,108)     $ 7,879      $   333        $ 2,104
                                           =======      =======      =======        =======

     Depreciation expense included above   $   448      $ 1,249      $    --        $ 1,697
     Capital expenditures ..............   $   199      $ 1,153      $    --        $ 1,352
     Total assets ......................   $ 3,335      $36,688      $ 1,272        $41,295

For the Year ended December 31, 1999
     Revenues ..........................   $    --      $43,502      $ 2,453        $45,955
     Cost of Services ..................        --       34,207        2,349         36,556
                                           -------      -------      -------        -------
     Contribution ......................        --      $ 9,295      $   104        $ 9,399

     General and administrative costs ..     6,084           --           --        $ 6,084
     Amortization of intangibles .......        43        2,365            2          2,410
     Interest, net .....................       261           85            1            347
                                           -------      -------      -------        -------

     Income before income taxes ........   $(6,388)     $ 6,845      $   101        $   558
                                           =======      =======      =======        =======

     Depreciation expense included above   $   350      $ 1,423      $    --        $ 1,773
     Capital expenditures ..............   $   814      $ 1,969      $    --        $ 2,783
     Total assets ......................   $ 4,390      $35,318      $ 1,107        $40,815

NOTE 4 -- SIGNIFICANT BUSINESS SERVICE CONTRACTS:

     For the years ended December 31, 2001, 2000, and 1999 the following Reproductive Science Centers each individually provided greater than 10% of the Company's Revenues, net and/or contribution as follows:

                                           Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2001      2000       1999         2001      2000       1999
                                        -------   ------     ------       -------   ------     ------
     Boston.........................     10.8      13.7       16.0         11.7       17.1      23.4
     Long Island....................     10.7      10.4        9.4          6.7        6.7       5.7
     New Jersey.....................      1.9       5.1       10.2         12.0       18.6      24.3
     Illinois.......................     29.5      27.2       26.2         31.0       29.1      24.2
     Shady Grove....................     17.5      17.8       18.7         21.8       18.8      15.1
     Bay Area.......................      8.5       8.3        8.2         10.7        9.3       7.7

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

                            INTEGRAMED AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

     On January 1, 2001, the Company amended its Business Services agreement with the Bay Area Fertility and Gynecology Medical Group, Inc., to encompass the medical practice of Susan P. Willman, M.D., Inc. In consideration for the right to provide additional business services and the acquisition of certain assets, the Company paid Dr. Willman approximately $515,000, of which approximately $332,000 was in cash and approximately $183,000 in the form of a promissory note. Approximately $368,000 of the purchase price was allocated to exclusive business service rights.

     On January 1, 2001, the Company amended its Business Services agreement with the Shady Grove Reproductive Science Center, P.C., to encompass the medical practice of David S. Saffan, M.D. In consideration for the right to provide additional business services and the acquisition of certain assets, the Company agreed to pay Dr. Saffan amounts to be determined based upon Dr. Saffan achieving certain performance targets through December 31, 2003. The purchase price based on performance through December 31, 2001 was approximately $184,000 of which approximately $110,000 was paid in cash. The remaining $74,000 was recorded as a payable at December 31, 2001. Additional amounts up to approximately $304,000 may become due in 2002 and 2003, contingent upon achievement of performance targets.

NOTE 6 -- FIXED ASSETS, NET:

     Fixed assets, net at December 31, 2001 and 2000 consisted of the following (000's omitted):

                                                              2001       2000
                                                             ------    -------

    Furniture, office and computer equipment...............  $4,654   $ 4,457
    Medical equipment......................................   2,833     2,348
    Leasehold improvements.................................   5,211     4,878
    Assets under capital leases............................   1,260     1,260
                                                             ------   -------
      Total................................................  13,958    12,943
    Less -- Accumulated depreciation and amortization......  (8,695)   (7,606)
                                                             ------   -------
                                                             $5,263   $ 5,337
                                                             ======   =======

     Depreciation expense on fixed assets for the years ended December 31, 2001 and 2000 was $1,652,000 and $1,697,000, respectively. Assets under capital leases primarily consist of computer equipment. Accumulated amortization related specifically to capital leases at December 31, 2001 and 2000, was $977,000 and $870,000, respectively.

NOTE 7 -- INTANGIBLE ASSETS:

     Intangible assets at December 31, 2001 and 2000 consisted of the following (000's omitted):

                                                       2001          2000
                                                     -------        -------

        Exclusive business service rights........    $20,947        $20,471
        Trademarks...............................        186            186
                                                     -------        -------
            Total................................     21,133         20,657
        Less accumulated amortization............     (3,755)        (2,883)
                                                     -------        -------
            Total................................    $17,378        $17,774
                                                     =======        =======

   Exclusive Business Services Rights and Other Intangible Assets --

     During the years ended December 31, 2001 and 2000, the Company capitalized additional exclusive Business Services rights of $184,000 and $476,000, respectively, related to the Shady Grove Fertility Center business services agreement, and $367,000 and $0, respectively, related to the Bay Area business services agreement. During the year ended December 31, 1999, a mutual decision was made to terminate our Business Service contract with the one remaining single physician practice. Accordingly, the Company recorded a charge to earnings of $1,350,000 to accelerate the write-off of the unamortized portion of Business Services rights associated with this Business Services agreement.

                            INTEGRAMED AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

     Trademarks represent trademarks, service marks, trade names and logos purchased by the Company and are valued at cost less accumulated amortization.

     As of December 31, 2001, accumulated amortization of exclusive Business Service rights and trademarks was $3,569,000 and $186,000, respectively. As of December 31, 2000, accumulated amortization of exclusive Business Services rights and trademarks was $2,701,000 and $182,000, respectively.

NOTE 8 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 2001 and 2000 consisted of the following (000's omitted):

                                                             2001         2000
                                                             ----         ----

         Accrued costs on behalf of Medical Practices....   $2,757       $1,406
         Deferred revenue related to terminated contract.       --        1,440
         Reserves for estimated refunds..................      477          414
         Accrued incentives and benefits.................      930          570
         Accrued state taxes.............................      546          636
         Other...........................................      518          593
                                                            ------       ------
         Total accrued liabilities.......................   $5,228       $5,059
                                                            ======       ======

NOTE 9 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

     Debt at December 31, 2001 and 2000 consisted of the following (000's omitted):

                                                             2001         2000
                                                             ----         ----

         Note payable to bank............................   $2,250      $3,250
         Acquisition notes payable.......................      257          --
         Obligations under capital lease.................      184         319
                                                            ------      ------

         Total notes payable and other obligations.......     2,691      3,569
         Less -- Current portion.........................    (1,403)    (1,135)
                                                             ------     ------

         Long-term notes payable and other obligations...    $1,288     $2,434
                                                             ======     ======

   Note payable to Bank --

     In September 2001, the Company amended its existing credit facility with Fleet Bank, N.A. The amended facility is comprised of a $7.0 million three-year working capital revolver and a continuance of the Company's existing $4.0 million 5.5 year term loan, of which approximately $2.8 million remained outstanding with a remaining term of approximately 2.5 years as of the date of the amendment. Each component bears interest by reference to Fleet's prime rate or LIBOR, at the Company's option, plus a margin, which is dependent upon a leverage test, ranging from 2.25% to 2.75% in the case of LIBOR-based loans. Prime based loans are made at Fleet Bank's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2001, interest on the term loan was payable at a rate of approximately 4.75%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver are based on eligible accounts receivable as defined. As of December 31, 2001, under the working capital revolver, there were no amounts outstanding and the full amount of $7.0 million was available. The Fleet credit facility is collateralized by all of the Company's assets.

                            INTEGRAMED AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

   Acquisition notes payable --

     Acquisition notes payable represent the liability owed by the Company to certain medical providers for the cost of acquiring the exclusive right to supply business services to their fertility practices. The acquisition obligation at December 31, 2001 represents amounts owed by the Company to acquire the additional business service rights at Shady Grove and Bay Area Fertility. These obligations are non-interest bearing.

   Debt Maturities --

     At December 31, 2001, aggregate note payments, excluding capital lease obligation payments, in future years were as follows (000's omitted):

        2002...........................................  $1,257
        2003...........................................   1,000
        2004...........................................     250
        Thereafter.....................................      --
                                                         ------

        Total payments.................................  $2,507
                                                         ======

   Obligations under lease --

     Capital lease obligations relate primarily to computer and data processing equipment for the Reproductive Science Centers. The current portion of capital lease obligations, excluding interest, was approximately $146,000 at December 31, 2001.

     The Company has operating leases for its corporate headquarters and for medical office space for its Reproductive Science Centers. The Company also has operating leases for certain medical equipment. Aggregate rental expense under operating leases was $3,665,000, $2,635,000, and $2,174,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     At December 31, 2001, the minimum lease payments for assets under capital and noncancelable operating leases in future years were as follows (000's omitted):
                                                          Capital     Operating
                                                          -------     ---------

             2002....................................        $156        $3,208
             2003....................................          38         2,967
             2004....................................          --         2,872
             2005....................................          --         2,678
             2006....................................          --         2,765
             Thereafter..............................          --            --
                                                            -----       -------
             Total minimum lease payments............        $194       $14,490
                                                                        =======
             Less -- Amount representing interest....          10
                                                            -----
             Present value of minimum lease payments        $ 184
                                                            =====

NOTE 10 -- INCOME TAXES

     The components of the income tax benefit for the year ended December 31, 2001 were $234,000 for current state tax expense and a deferred federal tax benefit of $4,791,000. The provision for the years ended December 31, 2000 and 1999 of $187,000, and $240,000 respectively, was comprised of state tax expense.

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $17.0 million, which expire in 2002 through 2014. For tax purposes, there is an annual limitation of approximately $2.0 million on the utilization of net operating losses resulting from changes in ownership attributable to the Company's May 1993 Preferred Stock Offering and the August 1997 Common Stock Offering and medical practice acquisition. For the years ended December 2001, 2000 and 1999, the Company utilized net operating loss carryforwards of approximately $1.7 million, $1.9 million and $0.6 million, respectively. Because of the annual limitation, a valuation allowance has been recorded for net operating less carryforwards that may expire prior to utilization. In the fourth quarter of 2001, the Company recorded a reduction of its deferred tax asset valuation allowance, as a result of the Company's sustained profitability and the likelihood of utilization of net operating losses.

                            INTEGRAMED AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

     Significant components of the deferred tax assets (liabilities) at December
31,   2001  and  2000   were  as   follows   (000's   omitted):

                                                        December   31,
                                                    ---------------------
                                                      2001          2000
                                                    --------    ---------

       Deferred tax assets
         Net operating loss carryforwards......       $5,791       $6,376
         Doubtful accounts.....................          767          495
         Other.................................           59           59
                                                   ---------   ----------
             Total deferred tax assets.........        6,617        6,930
                                                    --------     --------
       Deferred tax liabilities
         Depreciation and amortization.........         (346)        (154)
                                                    --------     --------
             Total deferred tax liabilities....         (346)        (154)
                                                    --------     --------
       Deferred tax asset......................        6,271        6,776
       Valuation allowance.....................       (1,480)      (6,776)
                                                    --------     --------
       Net deferred tax asset..................      $ 4,791    $      --
                                                     =======    =========

     The financial statement income tax (benefit) provision differed from income taxes determined by applying the statutory federal income tax rate to the financial statement income or loss before income taxes for the years ended December 31, 2001, 2000 and 1999 primarily as a result of the following (000's omitted):

                                                For the years ended December 31,
                                                --------------------------------
                                                   2001        2000       1999
                                                ---------    -------    --------

Tax expense at federal statutory rate .........   $   585    $   652    $   190
State income taxes ............................       234        187        240
Net operating loss utilization ................      (585)      (652)      (190)
Reduction of deferred tax valuation allowance .    (4,791)        --         --
                                                  -------    -------    -------
Income tax (benefit) expense ..................   $(4,557)   $   187    $   240
                                                  =======    =======    =======

NOTE 11 - EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2001, 2000 and 1999 is a follows (000's omitted, except for per share amounts):

                                               For the years ended December 31,
                                               --------------------------------
                                                   2001     2000      1999
                                                  ------   ------    ------
Numerator
Income from continuing operations ............... $6,513   $1,917   $  318
Less: Preferred stock dividends paid
  and/or accrued ................................    133      133      133
                                                  ------   ------   ------
Income from continuing operations
  available to Common Stock ..................... $6,380   $1,784   $  185
                                                  ======   ======   ======
Denominator
Weighted average shares outstanding .............  3,081    4,110    4,874
Effect of dilutive options and warrants .........     94       62       77
                                                  ------   ------   ------
Weighted average shares and dilutive potential
  Common shares .................................  3,175    4,172    4,951
                                                  ======   ======   ======
Basic EPS from continuing operations ............ $ 2.07   $ 0.43   $ 0.04
                                                  ======   ======   ======
Diluted EPS from continuing operations .......... $ 2.01   $ 0.43   $ 0.04
                                                  ======   ======   ======

                            INTEGRAMED AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

     For the years ended December 31, 2001, 2000 and 1999, options to purchase approximately 297,000, 494,000, and 361,000 shares, respectively, of Common Stock at exercise prices ranging from $4.50 to $5.38, $2.97 to $5.00, and $4.12 to $5.00 per share, respectively, were excluded in computing the diluted per share amounts as they were antidilutive.

     For the years ended December 31, 2001, 2000 and 1999, warrants to purchase approximately 25,000, 103,000, and 103,000 shares, respectively, of Common Stock at exercise prices ranging from $5.13 to $7.24, $4.12 to $8.54, and $4.12 to $8.54 per share, respectively, were excluded in computing the diluted per share amounts as they were antidilutive.

     For the years ended December 31, 2001, 2000 and 1999, approximately 133,000 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amounts as they were antidilutive.

NOTE 12 -- SHAREHOLDERS' EQUITY:

     In July 2001 and 2000, respectively the Company issued 33,265 and 44,610 restricted stock grants to several officers of the Company for aggregate amount of $164,329 and $142,306, respectively.

     The Board of Directors has authorized the repurchase of shares of the Company's outstanding Common Stock from time to time on the open market at prevailing market prices or through privately negotiated transactions. As of December 31, 2001, the Company had repurchased and retired 2,480,085 shares of its Common Stock for an aggregate cost of approximately $7.1 million. The Company currently does not anticipate any additional Common Stock repurchases at this time.

     The anti-dilution rights of the Series A Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") provide that the conversion rate of the Convertible Preferred Stock is subject to increase as a result of the issuance of the Common Stock. As of December 31, 2001, each share of Convertible Preferred Stock was convertible into Common Stock at a conversion rate equal to approximately 0.80 shares of Common Stock for each share of Convertible Preferred Stock.

     As of December 31, 2001, an aggregate of 62,407 warrants were outstanding at a weighted average exercise price of $5.20.

NOTE 13 -- STOCK OPTIONS AND GRANTS:

     Under the 1988 Stock Option Plan (as amended) (the "1988 Plan"), the 1992 Stock Option Plan (as amended) (the "1992 Plan") and the 2000 Stock Option Plan (the "2000 Plan"), 40,407, 500,000 and 600,000 shares, respectively, were reserved for issuance of incentive and non-incentive stock options. Under the 1988, 1992 and 2000 Plans, incentive stock options, as defined in Section 422 of the Internal Revenue Code, may be granted only to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors (or a committee (the "Committee") appointed by the Board) determines will contribute to the Company's success at exercise prices equal to at least 100%, or 110% for a ten percent shareholder, of the fair market value of the Common Stock on the date of grant with respect to incentive stock options and at exercise prices determined by the Board of Directors or the Committee with respect to non-incentive stock options. The 1988 Plan provides for the payment of a cash bonus to eligible employees in an amount equal to that required to exercise incentive stock options granted. Stock options issued under both the 1988 and 2000 Plans are exercisable, subject to such conditions and restrictions as determined by the Board of Directors or the Committee, during a ten-year period, or a five-year period for incentive stock options granted to a ten percent shareholder, following the date of grant; however, the maturity of any incentive stock option may be accelerated at the discretion of the Board of Directors or the Committee. Under the 1992 Plan, the Board of Directors or the Committee determines the exercise dates of options granted; however, in no event may incentive stock options be exercised prior to one year from date of grant. Under the 1988, 1992 and 2000 Plans, the Board of Directors or the Committee selects the optionees, determines the number of shares of Common Stock subject to each option and otherwise administers the Plans. Under the 1988 Plan, options expire one month from the date of the holder's termination of employment with the Company or six months in the event of disability or death. Under the 1992 and 2000 Plans, options expire three months from the date of the holder's termination of employment with the Company or twelve months in the event of disability or death.

                            INTEGRAMED AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

     Under the 1994 Outside Director Stock Purchase Plan ("Outside Director Plan"), 31,250 shares of Common Stock are reserved for issuance. Under the Outside Director Plan, directors who are not full-time employees of the Company may elect to receive all or a part of their annual retainer fees, the fees payable for attending meetings of the Board of Directors and the fees payable for serving on Committees of the Board, in the form of shares of Common Stock rather than cash, provided that any such election be made at least six months prior to the date that the fees are to be paid. As of December 31, 2001, 2000 and 1999, there were no options outstanding, respectively, under the Outside Director Plan.

     Stock option activity, under the 1988, 1992 and 2000 Plans combined, is summarized as follows:

                                                       Number of
                                                       shares of
                                                     Common Stock
                                                       underlying     Weighted Average
                                                         options       exercise price
                                                     ------------     ---------------
     Options outstanding at December 31, 1998........    361,647           $4.16
     Granted.........................................    113,625           $3.62
     Canceled........................................    (38,091)          $3.86
                                                       ---------          ------
     Options outstanding at December 31, 1999........    437,181           $4.05
     Granted.........................................    254,000           $2.99
     Canceled........................................    (77,332)          $3.87
                                                       ---------           -----
     Options outstanding at December 31, 2000........    613,849           $3.63
     Granted.........................................    192,500           $4.77
     Exercised.......................................    (36,126)          $3.39
     Canceled........................................    (14,177)          $4.04
                                                       ---------           -----
     Options outstanding at December 31, 2001........    756,046           $3.92
     Options exercisable at:
          December 31, 1999..........................    206,742           $4.24
          December 31, 2000..........................    282,222           $4.12
          December 31, 2001..........................    386,868           $3.91

     Included  in  options  that  were  canceled   during  2001  and  2000  were
forfeitures of 14,177 and 6,301 with weighted average exercise prices of $4.04 and $4.12 respectively.

     As of December 31, 2001, options outstanding and exercisable by price range were as follows:

                             OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
  ------------------------------------------------------------------------       ---------------------------------
                         Outstanding Weighted-Average                            Exercisable
     Range of               as of        Remaining        Weighted-Average          as of         Weighted-Average
  Exercise Prices        12/31/2001  Contractual Life      Exercise Price         12/31/2001       Exercise Price
  ---------------        ----------  ----------------      ---------------        -----------     ----------------
   $0.00 - $2.50             45,001         8.0                 $2.06               10,001              $2.25
   $2.51 - $4.00            262,813         8.1                 $3.13              109,501              $3.14
   $4.01 - $6.00            453,232         6.7                 $4.55              267,366              $4.28
                            -------                             -----              -------              -----
                            756,046         7.2                 $3.92              386,868              $3.91
                            =======                                                =======

                            INTEGRAMED AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Pro forma information:

     FAS 123 requires pro forma disclosures of net income and earnings per share amounts as if compensation expense, using the fair value method, was recognized for options granted after 1994. Using this approach, pro forma net income and earnings per share for the year ended December 31, 2001 would be $118,000 and $0.02 lower, respectively, versus reported amounts. Pro forma net income and diluted income per share would be $70,000 and $0.02 lower, respectively, for the year ended December 31, 2000. Pro forma net income and diluted income per share would be $129,000 and $0.03 lower, respectively, for the year ended December 31, 1999. The weighted average fair value of options granted at prices equal to fair market value during the years ended December 31, 2001, 2000 and 1999 was $3.11, $1.78 and $2.49, respectively. These values, which were used as a basis for the pro forma disclosures, were estimated using the Black-Scholes Options-Pricing Model with the following assumptions used for grants in the years ended December 31, 2001, 2000, and 1999, respectively; dividend yield of 0% in each year; volatility of 55.2%, 40.0% and 73.7% in 2001, 2000 and 1999, respectively; risk-free interest rate of 2.00%, 5.00% and 6.45% in 2001, 2000 and 1999, respectively;  and an expected term of 10 years in 2001,  10 years in 2000,  and
7.2 years in 1999.

     These pro forma disclosures may not be representative of the effects for future years since options vest over several years and additional awards generally are made each year.

     The Company recognizes compensation cost for stock-based employee compensation plans over the vesting period based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. There was no compensation cost recognized in income for the years ended December 31, 2001, 2000 and 1999.

     Under restricted stock grant agreements with several officers of the Company, shares vest at the grant date. The Company recognizes compensation expense in the period the grants are awarded. Compensation expense recognized in connection with the restricted stock grants for the years ended December 31, 2001, 2000 and 1999 was $422,000, $45,000 and $0, respectively.

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for continuing operations for 2001 and 2000 (in thousands, except per share data) appear below:

                                                                                               Diluted net
                          Revenues, net         Contribution            Net income          income per share
                        -----------------    ------------------      -----------------      -----------------
                         2001       2000       2001       2000        2001       2000        2001       2000
                        ------   --------    -------    -------      ------     ------      ------     ------

First quarter........  $16,491    $13,608   $  2,347     $1,970     $  359      $  290       $0.10      $0.06
Second quarter ......   18,287     13,527      2,607      2,079        406         368        0.12       0.08
Third quarter........   19,958     14,810      2,720      2,432        469         440        0.14       0.10
Fourth quarter.......   20,107     15,919      3,155      2,578      5,279(a)      819        1.61       0.20
Total year ..........  $74,843    $57,864    $10,829     $9,059     $6,513      $1,917       $2.01      $0.43

     (a) See Note 10

     The sum of the quarters for 2001 and 2000 may not equal the annual amount due to rounding.

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

                            INTEGRAMED AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

   Employment Agreements --

     The Company has entered into employment and change in control severance agreements with certain of its management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation. The Company's minimum aggregate commitment under these agreements at December 31, 2001 was approximately $1.6 million.

   Commitments to Medical Practices --

     Pursuant to the majority of the Company's Business Services agreements, the Company is obligated to perform the following: (i) advance funds to the Reproductive Science Center to fund operations and provide services; and (ii) on or before the fifteenth business day of each month finance the net accounts receivable of the Reproductive Science Center arising during the previous month and to transfer or pay to the Reproductive Science Center such amount of funds equal to the net accounts receivable less any amounts owed to the Company for Business Services fees and/or advances.

   Litigation --

     In April 1999, Integra, Inc. filed with the United States Patent and Trademark Office ("USP&T") before the Trademark Trial and Appeal Board an opposition to the granting of the Company's trademark "INTEGRAMED AMERICA", claiming that the USP&T should deny registration of the Company's trademark. Integra, Inc. allegedly distributes outcome based managed care products, manuals, brochures, patient information and data forms for use in connection with managed behavioral healthcare consulting and research services under the mark "INTEGRA". Since the time of filing the opposition, Integra, Inc. has withdrawn its opposition and the matter has been dismissed.

     There are other minor legal proceedings to which the Company is a party. In the Company's opinion, the claims asserted and the outcome of such proceedings will not have a material adverse effect on the financial position, results of operations or the cash flows of the Company.

   Insurance --

     The Company and its affiliated Medical Practices are insured with respect to medical malpractice risks on a claims made basis. Management believes it will be able to obtain renewal coverage in the future. Management is not aware of any claims against it or its affiliated Medical Practices, which would expose the Company, or its affiliated Medical Practices to liabilities in excess of insured amounts. Therefore, none of these claims is expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 16 -- RELATED PARTY TRANSACTIONS:

     SDL Consultants, a company owned by Sarason D. Liebler, who became a director of the Company in August, 1994, rendered consulting services to the Company during 2001, 2000 and 1999 for aggregate fees of approximately $96,000, $131,000 and $78,000, respectively.

     Pursuant to the Company's Business Services agreement with Shady Grove, Michael J. Levy, M.D., an employed shareholder physician of the P.C., became a member of the Company's Board of Directors effective March 12, 1998.

     Pursuant to the Company's Business Services agreement with FCI (the Illinois practice), Aaron Lifchez, M.D., an employed shareholder physician of FCI, became a member of the Company's Board of Directors in August 1997.

                            INTEGRAMED AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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

     Income taxes of $12,800, $21,000, and $94,000 were paid in the years ended December 31, 2001, 2000 and 1999, respectively.

     Interest paid in cash during the year ended December 31, 2001, 2000 and 1999, amounted to $281,000, $415,000, and $361,000, respectively. Interest received during the years ended December 31, 2001, 2000 and 1999 amounted to approximately $179,000, $209,000, and $153,000, respectively.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         INTEGRAMED AMERICA, INC.

Dated: March 29, 2002

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

   Signature                    Title                             Date
   ---------                    -----                             ----

/s/   GERARDO CANET
-----------------------------
      Gerardo Canet             President,
                                Chief Executive Officer
                                and Director
                                (Principal Executive Officer)     March 29, 2002

/s/   JOHN W. HLYWAK, JR
-----------------------------
      John W. Hlywak, Jr.       Senior Vice President
                                and Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer                March 29, 2002

/s/   MICHAEL J. LEVY, M.D.
-----------------------------
      Michael J. Levy, M.D.     Director                          March 29, 2002

/s/   SARASON D. LIEBLER
-----------------------------
      Sarason D. Liebler        Director                          March 29, 2002

/s/   AARON S. LIFCHEZ, M.D.
-----------------------------
      Aaron S. Lifchez, M.D.    Director                          March 29, 2002

/s/   WAYNE R. MOON
-----------------------------
      Wayne R. Moon             Director                          March 29, 2002

/s/   LAWRENCE J. STUESSER
-----------------------------
      Lawrence J. Stuesser      Director                          March 29, 2002

/s/   ELIZABETH E. TALLETT
-----------------------------
      Elizabeth E. Tallett      Director                          March 29, 2002

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

10.6(a)    --   Copy of Executive  Retention  Agreement  between  Registrant and
                Donald S. Wood, Ph.D. (viii)

10.7(a)    --   Copy of lease for Registrant's  executive  offices  relocated to
                Purchase, New York (viii)

                                   Item 14(c)
Exhibit
Number                               Exhibit

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

10.37      --   Copy of Agreement  between IVF America (NJ) and Patricia Hughes,
                M.D. (vii)

                10.38 -- Copy of Management Agreement between Patricia M. McShane, M.D. and IVF America (MA), Inc. (vii)

10.39      --   Copy  of  Sublease   Agreement  for  medical   office  in  North
                Tarrytown, New York (viii)

10.40      --   Copy of Executive  Retention  Agreement  between  Registrant and
                Patricia M. McShane, M.D. (viii)

10.41      --   Copy of Executive  Retention  Agreement  between  Registrant and
                Lois Dugan (viii)

10.42      --   Copy of Executive Retention Agreement between Registrant and Jay
                Higham (viii)

10.43      --   Copy of Service Agreement between  Registrant and Saint Barnabas
                Medical Center (ix)

10.43 (a)  --   Termination Agreement between IntegraMed America, Inc. and Saint
                Barnabas Medical Center dated December 7, 2000. (xxxvi)

10.44      --   Asset Purchase Agreement among Registrant, Assisted Reproductive
                Technologies,  P.C. d/b/a Main Line Reproductive Science Center,
                Reproductive Diagnostics, Inc. and Abraham K. Munabi, M.D. (ix)

10.44(a)   --   Management Agreement among Registrant and Assisted Reproductive
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

10.45      --   Copy of Executive  Retention  Agreement  between  Registrant and
                Stephen Comess (x)

10.46      --   Copy of Executive  Retention  Agreement  between  Registrant and
                Peter Callan (x)

10.47      --   Management  Agreement between  Registrant and Robert Howe, M.D.,
                P.C. (x)

10.47 (a)  --   P.C. Funding Agreement between  Registrant and Robert Howe, M.D.
                (x)

                                   Item 14(c)
Exhibit
Number                               Exhibit

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

10.48 (c)  --   Management   Agreement  among  IntegraMed   America,   Inc.  and
                Reproductive Endocrine & Fertility Consultants, P.A. and Midwest
                Fertility Foundations & Laboratory, Inc. (xxvii)

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

                                   Item 14(c)
Exhibit
Number                               Exhibit

10.61      --   Management  Agreement  dated  January 7, 1997 by and between the
                Registrant and Bay Area Fertility and Gynecology  Medical Group,
                Inc. (xiv)

10.61 (a)  --   Amendment  No.  1 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Bay Area  Fertility  and  Gynecology  Medical
                Group, Inc. (xxii)

10.61 (b)  --   Amendment  No.  2 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Bay Area  Fertility  and  Gynecology  Medical
                Group, Inc. (xxvii)

10.61 (c)  --   Amendment  No.  3 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Bay Area  Fertility  and  Gynecology  Medical
                Group, Inc. dated April 1, 2000 (xxxi)

10.61 (d)  --   Amendment  No.  4 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Bay Area  Fertility  and  Gynecology  Medical
                Group, P.C. (xxxx)

10.61 (e)  --   Amendment  No.  5 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Bay Area  Fertility  and  Gynecology  Medical
                Group, P. C. (xxxx)

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

10.69      --   Copy of Executive  Retention  Agreement  between  Registrant and
                Glenn G. Watkins (xv)

                                   Item 14(c)
Exhibit
Number                               Exhibit

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

                                   Item 14(c)
Exhibit
Number                               Exhibit

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

10.86      --   Amendment  to  Management   Agreement  between   Registrant  and
                Reproductive Endocrine & Fertility Consultants, P.A. (xvii)

10.87      --   Amendment  to  Management   Agreement  between   Registrant  and
                Fertility Centers of Illinois, S.C. dated May 2, 1997 (xvii)

10.88      --   Management   Agreement   between   Registrant  and  MPD  Medical
                Associates, P.C. dated June 2, 1997 (xvii)

10.88 (a)  --   Amendment to Management  Agreement between  IntegraMed  America,
                Inc.  and MPD Medical  Associates,  P.C.  dated as of January 1,
                1998 (xxiv)

10.88 (b)  --   Management  Agreement between IntegraMed  America,  Inc. and MPD
                Medical Associates, P.C. dated July 1, 1999 (xxix)

10.88 (c)  --   Amendment  No. 1 dated as of October  1, 2000 to the  Management
                Agreement  dated as of July 1,  1999 by and  between  IntegraMed
                America, Inc. and MPD Medical Associates, P.C. (xxxii)

10.88 (d)  --   Amendment  No.  2 to  Management  Agreement  between  IntegraMed
                America, Inc. and MPD Medical Associates, P.C. dated December 3,
                2001.

10.89      --   Physician-Shareholder  Employment  Agreement between MPD Medical
                Associates P.C. and Gabriel San Roman, M.D. (xvii)

10.90      --   Amendment No. 2 to Management  Agreement between  Registrant and
                Fertility Centers of Illinois, S.C. dated June 18, 1997 (xvii)

10.91      --   Commitment  Letter  dated June 30, 1997 between  Registrant  and
                First Union National Bank (xvii)

                                   Item 14(c)
Exhibit
Number                               Exhibit

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

10.95      --   Amendment No. 5 to Management  Agreement between  Registrant and
                Fertility Centers of Illinois, S.C. dated March 5, 1998 (xxi).

10.95 (a)  --   Amendment  No.  6 to  Management  Agreement  between  IntegraMed
                America, Inc. and Fertility Centers of Illinois, S.C. dated July
                1, 1999 (xxiii)

10.95 (b)       Amendment  No.  7 to  Management  Agreement  between  IntegraMed
                America,  Inc. and  Fertility  Centers of Illinois,  P.C.  dated
                April 1, 2000. (xxxi)

10.95 (c)  --   Amendment  No.  8 to  Management  Agreement  between  IntegraMed
                America, Inc. and Fertility Centers of Illinois, S.C. (xxxx)

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

10.98 (b)  --   Service  Agreement  between  IntegraMed  America,  Inc.  and MPD
                Medical Associates (MA) P.C. dated May 25, 2001. (xxxvii)

10.98 (c)  --   Amendment No. 1 to Service Agreement between IntegraMed America,
                Inc. and MPD Medical Associates (MA), P.C. dated March 5, 2002.

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

10.105 (c) --   Amendment No. 3 to the Management  Agreement between  IntegraMed
                America,  Inc. and Shady Grove Reproductive Science Center, P.C.
                dated September 1, 1999 (xxix)

10.105 (d) --   Amendment  No.  4 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Shady Grove Reproductive Science Center, P.C.
                dated April 1, 2000. (xxxi)

10.105 (e) --   Amendment  No.  5 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Shady Grove Reproductive Science Center, P.C.
                (xxxx)

10.105 (f) --   Amendment  No.  6 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Shady Grove Reproductive Science Center, P.C.
                (xxxx)

10.106     --   Submanagement  Agreement between Shady Grove Fertility  Centers,
                Inc. and IntegraMed America, Inc. dated March 12, 1998 (xxi)

10.107     --   Stock Purchase and Sale Agreement among IntegraMed America, Inc.
                and Michael J. Levy, M.D.,  Robert J. Stillman,  M.D. and Arthur
                W. Sagoskin, M.D. dated March 12, 1998 (xxi)

                                   Item 14(c)
Exhibit
Number                               Exhibit

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

10.113 (e) --   Amendment  Number Three to Loan  Agreement  dated  September 11,
                1998 between IntegraMed  America,  Inc. and Fleet Bank, National
                Association. (xxxvi)

10.113 (f) --   Amendment Number Four to Loan Agreement dated September 11, 1998 between  IntegraMed  America,  Inc.  and  Fleet  Bank,  National
                Association. (xxxvi)

10.113 (g) --   Amended and Restated  Loan  Agreement  dated as of September 28,
                2001 between IntegraMed  America,  Inc. and Fleet National Bank.
                (xxxx)

                                   Item 14(c)
Exhibit
Number                               Exhibit

10.114     --   Management Agreement Among IntegraMed  Pharmaceutical  Services,
                Inc., IVP  Pharmaceutical  Care,  Inc., and IntegraMed  America,
                Inc. (xxvii)

10.114(a)  --   Service  Agreement  among  IntegraMed  Pharmaceutical  Services,
                Inc., ivpcare,  Inc. and IntegraMed America,  Inc. dated January
                16, 2002.

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
                Elizabeth  E.  Tallett,  Gerardo  Canet,  Peter  Cucchiara,  Jay
                Higham,  John Hlywak,  Jr., Claude E. White, and Donald S. Wood,
                Ph.D. (xxxi)

21         --  List of Subsidiaries

23.1       --  Consent of PricewaterhouseCoopers LLP

99.1       --  Registrant's Press Release dated November 1, 2000. (xxxiii)

99.2       --  Registrant's Press Release dated December 13, 2000 (xxxiv)

99.3       --  Registrant's Press Release dated January 26, 2001. (xxxv)

99.4       --  Registrant's Press Release dated May 2, 2001 (xxxviii)

99.5       --  Registrant's Press Release dated August 1, 2001 (xxxix)

99.6       --  Registrant's Press Release dated November 1, 2001 (xxxxi)

99.7       --  Registrant's Press Release dated November 30, 2001 (xxxxii)

99.8       --  Registrant's Press Release dated January 29, 2002 (xxxxiii)

99.9       --  Registrant's Press Release dated February 14, 2002 (xxxxiv)

99.10      --  Registrant's Press Release dated February 21, 2002 (xxxxv)

99.11      --  Registrant's Press Release dated March 25, 2002 (xxxxvi)

-----------------------------------------------

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

(xxxiii) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated November 1, 2000.

(xxxiv) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated December 13, 2000.

(xxxv) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated January 26, 2001.

(xxxvi) Filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(xxxvii) Filed as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(xxxviii)   Filed as  Exhibit  with  identical  exhibit  number to  Registrant's
            Report on Form 8-K dated May 2, 2001

(xxxix) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated August 1, 2001.

(xxxx) Filed as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(xxxxi) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated November 1, 2001.

(xxxxii) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated November 30, 2001.

(xxxxiii)   Filed as  Exhibit  with  identical  exhibit  number to  Registrant's
            Report on Form 8-K dated January 29, 2002.

(xxxxiv) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated February 14, 2002

(xxxxv) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated February 21, 2002.

(xxxxvi) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated March 27, 2002.