Form 10-Q
period 2002-03-31
INTEGRAMED AMERICA INC
filed 2002-05-15
CIK 885988

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

                  For the quarterly period ended March 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-20260

                            IntegraMed America, Inc.
              ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                             06-1150326
   --------------------------------      ----------------------------------
   (State or other jurisdiction of      (I.R.S. employer identification no.)
    incorporation or organization)


       One Manhattanville Road                         10577
         Purchase, New York
----------------------------------------              --------
 (Address of principal executive offices)            (Zip code)



                                 (914) 253-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]            No [  ]


         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 23, 2002 was 3,085,516.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            PAGE

PART I  -   FINANCIAL INFORMATION

    Item 1. Financial Statements

               Consolidated Balance Sheets at March 31, 2002 (unaudited)
                  and December 31, 2001...................................... 3

               Consolidated Statements of Income for the three-month periods ended March 31, 2002 and 2001 (unaudited).................. 4

               Consolidated Statements of Cash Flows for the three-month
                  periods ended March 31, 2002 and 2001 (unaudited).......... 5

               Notes to Consolidated Financial Statements (unaudited)...... 6-7

    Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................... 8-12

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

PART I -- FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)

                                     ASSETS
                                                                                  March 31   December 31,
                                                                                 ----------- -----------
                                                                                    2002         2001
                                                                                 ----------- -----------
                                                                                 (unaudited)

Current assets:
  Cash and cash equivalents ...................................................   $  9,278    $  8,505
  Due from Medical Practices, net .............................................      4,522       4,949
  Pharmaceutical sales accounts receivable ....................................      2,864       1,511
  Prepaids and other current assets ...........................................      1,743       1,961
                                                                                  --------    --------
      Total current assets ....................................................     18,407      16,926

  Fixed assets, net ...........................................................      5,391       5,263
  Intangible assets, net ......................................................     17,503      17,378
  Deferred taxes ..............................................................      4,652       4,791
  Other assets ................................................................        239         263
                                                                                  --------    --------
      Total assets ............................................................   $ 46,192    $ 44,621
                                                                                  ========    ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................   $  1,938    $  1,436
  Accrued liabilities .........................................................      4,976       5,228
  Current portion of long-term notes payable and other obligations ............      1,332       1,403
  Patient deposits ............................................................      5,938       4,651
                                                                                  --------    --------
      Total current liabilities ...............................................     14,184      12,718
                                                                                  --------    --------
Long-term notes payable and other obligations .................................      1,000       1,288
                                                                                  --------    --------
Shareholders' equity:
  Preferred Stock, $1.00 par value - 3,165,644 shares authorized in 2002 and
    2001, 2,500,000 undesignated; 665,644 shares designated as Series A
    Cumulative Convertible of which 165,644 shares were issued and outstanding
    in 2002 and 2001, respectively ............... ............................        166         166
  Common Stock, $.01 par value - 50,000,000 shares authorized in 2002 and 2001;
    and 3,080,516 and 3,057,877 shares issued in 2002 and 2001, respectively ..         31          31
  Capital in excess of par ....................................................     47,320      47,218
  Accumulated deficit .........................................................    (16,509)    (16,800)
                                                                                  --------    --------
      Total shareholders' equity ..............................................     31,008      30,615
                                                                                  --------    --------
      Total liabilities and shareholders' equity ..............................   $ 46,192    $ 44,621
                                                                                  ========    ========




        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                                                                For the
                                                                                          three-month period
                                                                                            ended March 31,
                                                                                          ------------------
                                                                                            2002        2001
                                                                                          ------------------
                                                                                              (unaudited)

Revenues, net
   Reproductive Science Center service fees (including
      termination payment of $360,000 in first quarter 2001) ...........................  $ 15,825      $ 13,009
   Pharmaceutical sales ................................................................     4,220         3,461
   Other revenues ......................................................................       231            21
                                                                                          --------      --------
      Total revenues ...................................................................    20,276        16,491
                                                                                          --------      --------
Cost of services and sales:
   Reproductive Science Center costs ...................................................    13,592        10,796
   Pharmaceutical costs ................................................................     4,058         3,323
   Other costs .........................................................................       121            25
                                                                                          --------      --------
      Total costs of services and sales ................................................    17,771        14,144
                                                                                          --------      --------
Contribution:
   Reproductive Science Center contribution ............................................     2,233         2,213
   Pharmaceutical contribution .........................................................       162           138
   Other contribution ..................................................................       110            (4)
                                                                                          --------      --------
     Total contribution ................................................................     2,505         2,347
                                                                                          --------      --------
General and administrative expenses ....................................................     1,803         1,689
Amortization of intangible assets ......................................................       225           216
Interest income ........................................................................       (38)          (54)
Interest expense .......................................................................        38            86
                                                                                          --------      --------
   Total other expenses ................................................................     2,028         1,937
                                                                                          --------      --------
Income before income taxes .............................................................       477           410
Income tax provision ...................................................................       186            51
                                                                                          --------      --------
Net income .............................................................................  $    291      $    359
Less: Dividends paid and/or accrued on Preferred Stock .................................       (33)          (33)
                                                                                          --------      --------
Net income applicable to Common Stock ..................................................  $    258      $    326
                                                                                          ========      ========
Basic and diluted earnings per share of Common Stock: ..................................  $   0.08      $   0.10
                                                                                          ========      ========
Weighted average shares - basic ........................................................     3,061         3,223
                                                                                          ========      ========
Weighted average shares - diluted ......................................................     3,245         3,231
                                                                                          ========      ========


        See accompanying notes to the consolidated financial statements.




                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                               For the
                                                                                         three-month period
                                                                                           ended March 31,
                                                                                         -------------------
                                                                                           2002        2001
                                                                                         -------------------
                                                                                             (unaudited)
Cash flows from operating activities:
   Net income ........................................................................   $   291     $   359
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...................................................       635         596
   Change in assets and liabilities--
     Decrease (increase) in assets:
        Due from Medical Practices ...................................................       427        (297)
        Pharmaceutical sales accounts receivable .....................................    (1,353)       (420)
        Business Services fees receivable ............................................        --         237
        Prepaids and other current assets ............................................       218         114
        Other assets .................................................................       163          --
     Increase (decrease) in liabilities:
         Accounts payable ............................................................       502          34
         Accrued liabilities .........................................................      (117)       (813)
         Patient deposits ............................................................     1,287       1,470
                                                                                         -------     -------
Net cash provided by operating activities ............................................     2,053       1,280
                                                                                         -------     -------

Cash flows used in investing activities:
     Payment for exclusive Business Service rights ...................................      (350)       (203)
     Purchase of fixed assets and leasehold improvements .............................      (538)       (777)
                                                                                         -------     -------
Net cash used in investing activities ................................................      (888)       (980)
                                                                                         -------     -------

Cash flows used in financing activities:
     Principal repayments on debt ....................................................      (324)       (250)
     Principal repayments under capital lease obligations ............................       (35)        (32)
     Repurchase of Common Stock ......................................................        --      (2,029)
     Proceeds from exercise of Common Stock Warrants .................................        --           3
     Dividends paid on Convertible Preferred Stock ...................................       (33)        (33)
                                                                                         -------     -------
Net cash used in financing activities ................................................      (392)     (2,341)
                                                                                         -------     -------

Net increase (decrease) in cash ......................................................   $   773     $(2,041)
Cash at beginning of period ..........................................................     8,505       5,306
                                                                                         -------     -------
Cash at end of period ................................................................   $ 9,278     $ 3,265
                                                                                         =======     =======


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2002, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in IntegraMed America's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 -- EARNINGS PER SHARE:

         The reconciliation of the numerators and denominators of the basic and diluted EPS from continuing operations computations for the three-month periods ended March 31, 2002 and 2001 is as follows (000's omitted, except for per share amounts):

                                                      For the
                                                three-month period
                                                 ended March 31,
                                                ------------------
                                                  2002       2001
                                                -------   --------
Numerator
Net Income ..................................... $  291    $  359
Less: Preferred stock dividends ................     33        33
                                                 ------    ------
Income applicable to Common Stock .............. $  258    $  326
                                                 ======    ======

Denominator
Weighted average shares outstanding ............  3,061     3,223
Effect of dilutive options and warrants ........    184         8
                                                 ------    ------
Weighted average shares and dilutive potential
Common shares ..................................  3,245     3,231
                                                 ======    ======
Basic and diluted EPS .......................... $ 0.08    $ 0.10
                                                 ======    ======

         For the three-month period ended March 31, 2002, the effect of the assumed exercise of options to purchase approximately 235,000 shares of Common Stock at exercise prices ranging from $5.38 to $5.98 per share and warrants to purchase approximately 25,000 shares of Common Stock at exercise prices ranging from $5.13 to $7.24 per share were excluded in computing the diluted per share amount because the exercise prices of the options and warrants were greater than the average market price of the shares of Common Stock, therefore causing these options and warrants to be antidilutive. For the three-month period ended March 31, 2001, the effect of the assumed exercise of options to purchase approximately 489,000 shares of common stock at exercises prices ranging from $3.00 to $5.00 per share and warrants to purchase approximately 103,000 shares of common stock at exercise prices ranging from $4.12 to 8.54 per share were excluded in computing the diluted per share amount because the exercise prices of the options and warrants were greater than the average market price of the shares of common stock, therefore causing these options and warrants to be antidilutive.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         For the three-month periods ended March 31, 2002 and 2001, approximately 136,000 and 133,000 shares, respectively, of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amount as they were antidilutive.

NOTE 3 -- SEGMENT INFORMATION:

         The Company is principally engaged in providing products and services to the fertility market. For disclosure purposes, the Company recognizes Business Services offered to its network of Reproductive Science Centers and its pharmaceutical distribution operations as separate reporting segments. The Business Services segment includes revenues and costs categorized as Reproductive Science Center Service Fees and Other Revenue, as follows (000's omitted):


                                                                                  Business       Pharmaceutical
                                                               Corporate          Services        Distribution     Consolidated
                                                               ---------          --------        -------------    ------------
For the three months ended March 31, 2002
     Revenues ..............................................    $  --             $ 16,056           $ 4,220           $20,276
     Cost of services ......................................       --               13,713             4,058            17,771
                                                                -------           --------           -------           -------
     Contribution ..........................................       --                2,343               162             2,505
                                                                -------           --------           -------           -------
     General and administrative costs ......................      1,803               --                --               1,803
     Amortization of intangibles ...........................          1                224              --                 225
     Interest, net .........................................         (1)                 3                (2)             --
                                                                -------           --------           -------           -------
     Income before income taxes ............................    $(1,803)          $  2,116           $   164           $   477
                                                                =======           ========           =======           =======
     Depreciation expense included above ...................    $    68           $    342           $  --             $   410
     Capital expenditures ..................................    $    95           $    443           $  --             $   538
     Total assets ..........................................    $ 5,557           $ 37,859           $ 2,776           $46,192

For the three months ended March 31, 2001
     Revenues ..............................................    $  --             $ 13,030           $ 3,461           $16,491
     Cost of services ......................................       --               10,821             3,323            14,144
                                                                -------           --------           -------           -------
     Contribution ..........................................       --                2,209               138             2,347
     General and administrative costs ......................      1,689               --                --               1,689
     Amortization of intangibles ...........................          1                213                 2               216
     Interest, net .........................................         44                (11)               (1)               32
                                                                -------           --------           -------           -------
     Income (loss) before income taxes .....................    $(1,734)          $  2,007           $   137           $   410
                                                                =======           ========           =======           =======
     Depreciation expense included above ...................    $   106           $    274           $  --             $   380
     Capital expenditures ..................................    $    57           $    720           $  --             $   777
     Total assets at December 31, 2000 .....................    $  (868)          $ 39,376           $ 1,708           $40,216


NOTE 4 -- SUBSEQUENT EVENT:

         Subsequent to March 31, 2002, the Company signed an agreement to supply a complete range of business, marketing and facility services to the Margate, Florida-based Northwest Center for Infertility and Reproductive Endocrinology ("NCIRE"). Under the terms of the 15-year agreement, the Company's service fees will be comprised of reimbursed costs of services and a fixed percentage of revenues, plus an additional fixed percentage of NCIRE earnings. The Company has committed up to $2 million to fund the development and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for NCIRE and its patients.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         IntegraMed America, Inc. (the "Company") offers products and services to patients, providers, payors and pharmaceutical manufacturers in the fertility industry. The IntegraMed Network is comprised of fourteen fertility centers in major markets across the United States, a pharmaceutical distribution subsidiary, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Nine of these fertility centers have access to the Company's FertilityDirect Program. Five of the fertility centers are designated as "Reproductive Science Centers(R)" and as such, have access to the Company's FertilityDirect Program in addition to being provided with a full range of services including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment; (ii) access to capital; (iii) marketing and sales; (iv) integrated information systems; and (v) assistance in identifying best clinical practices (collectively, "Business Services").

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

         In December 2000, the Company's agreement with the medical center based Reproductive Science Center was terminated early. The Company received $1.44 million in liquidated damages pursuant to an early termination agreement. The amount received was recorded as deferred revenue at December 31, 2000, as the Company has certain transition obligations through December 2001, and accordingly was amortized ratably into income in 2001; $360,000 in the first quarter of 2001. The cost of the transition obligations incurred was minor.

         During 2001 the Company negotiated revised fee structures on all five of its major Reproductive Science Center Business Services Contracts. On four of these contracts in which Service Fees are comprised of (a) a fixed percentage of revenue, (b) a fixed percentage of medical practice earnings and (c) reimbursed cost of services, the Company negotiated lower fixed percentages on the revenue and medical practice earnings components. These lower fees are to be phased in over an estimated five-year period. The Company believes that this revised fee structure will be more than offset by growth in the underlying Medical Practice, and will in turn result in growth in the Company's aggregate revenues. On the remaining Reproductive Science Center contract, the Company negotiated higher Service Fees, which are assessed at a fixed amount each month independent of the Medical Practice's underlying revenue or earnings. In addition, as the Company implements its change in strategy to become more of a marketing-oriented rather than a service-based company, costs of implementation may be incurred prior to achieving related revenues. As a result of these issues, future income levels may be based on income streams not necessarily reflective of those experienced during 2001 or the first quarter of 2002.

Results of Operations

     The following table shows the percentage of revenues represented by various expense and other income items reflected in the Company's Consolidated Statement of Operations.
                                                     For the
                                                three-month period
                                                  ended March 31,
                                                ------------------
                                                2002          2001
                                                ----          ----
                                                   (unaudited)

 Revenues, net
   Reproductive Science Center Fees .......      78.1%     78.9%
   Pharmaceutical Sales ...................      20.8%     21.0%
   Other Revenues .........................       1.1%      0.1%
                                                -----     -----
   Total Revenues .........................     100.0%    100.0%

 Costs of services incurred:

   Reproductive Science Center costs ......      67.0%     65.4%
   Pharmaceutical costs ...................      20.0%     20.2%
   Other costs ............................       0.6%      0.2%
                                                -----     -----
   Total Costs of services and sales ......      87.6%     85.8%

 Contribution
   Reproductive Science Center contribution      11.1%     13.5%
   Pharmaceutical contribution ............       0.8%      0.8%
   Other contribution .....................       0.5%     (0.1)%
                                                -----     -----
   Total contribution .....................      12.4%     14.2%

 General and administrative expenses ......       8.9%     10.2%
 Amortization of intangible assets ........       1.1%      1.3%
 Interest income ..........................      (0.2%)    (0.3%)
 Interest expense .........................       0.2%      0.5%
                                                -----     -----
   Total other expenses ...................      10.0%     11.7%
                                                -----     -----
Income before income taxes ................       2.4%      2.5%
Provision for income taxes ................       1.0%      0.3%
                                                -----     -----
Net income ................................       1.4%      2.2%
                                                =====     =====

 Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Revenues, net for the three months ended March 31, 2002 were approximately $20.3 million as compared to approximately $16.5 million for the same period in 2001, an increase of 23.0%. Revenues for the Company's Reproductive Science Centers increased $2.8 million, or 21.6%, from the first quarter of 2001 to the first quarter of 2002. This increase is attributed to increased patient volume at the various network sites, facilitated in part by the establishment of additional clinical locations at the Company's Boston location during the fourth quarter of 2001. Revenues for the Company's pharmaceutical division increased $759,000, or 21.9%, from the first quarter of 2001 to the first quarter of 2002. This increase is due to increased participation within the Company's Reproductive Science Centers. Other revenues increased from $21,000 to $231,000 from the first quarter of 2001 to the first quarter of 2002, as a result of the rising revenue stream from the Company's FertilityDirect program.

         Total costs of services as a percentage of revenues increased by 1.8% to 87.6% during the first quarter of 2002 as compared to 85.8% for the first quarter of 2001. Costs of services as a percentage of revenue for the Company's Reproductive Science Center division increased from 65.4% in the first quarter of 2001 to 67.0% during the first quarter of 2002. This increase is attributed to program expansion at several network sites. Costs of services as a percentage of revenue for the Company's pharmaceutical division remained stable, decreasing 0.2% from 20.2% in the first quarter of 2001 to 20.0% in the first quarter of 2002. Other costs of services as a percentage of revenue increased from 0.2% in the first quarter of 2001 to 0.6% during the first quarter of 2002, an increase of 0.4%. This is reflective of the growth of the Company's FertilityDirect program.

         Total Contribution for the first three months ended March 31, 2002 was $2.5 million as compared to $2.3 million for the first quarter of 2001, an increase of 6.7%.

         General and administrative expenses for the first quarter of 2002 were approximately $1.8 million as compared to approximately $1.7 million in the first quarter of 2001, an increase of 6.7%. The increase was largely due to increases in staffing and compensation attributable to implementation of initiatives related to the Company's development of a marketing orientation strategy. As a percentage of revenues, general and administrative expenses decreased to approximately 8.9% in the first quarter of 2002 from approximately 10.2% in the first quarter of 2001.

         Amortization of intangible assets was $225,000 in the first quarter of 2002 as compared to $216,000 in the first quarter of 2001, an increase of 4.2%. This increase was attributable to the payment of additional performance based business service fees.

         Interest income for the first quarter of 2002 decreased to $38,000 from $54,000 for the first quarter of 2001 due to lower interest rates earned on invested cash balances. Interest expense for the first quarter of 2002 decreased to $38,000 from $86,000 in the first quarter of 2001 due to scheduled payments of debt on the Company's line of credit.

         During the fourth quarter of 2001, the Company reduced its deferred tax asset valuation allowance as the Company had achieved a sustained level of profitability over an appropriate period and due to the likelihood of the realization of these tax assets. As such, the Company's effective tax rate for the first quarter of 2001 was approximately 12.4% and was comprised mainly of a provision for state income taxes. The effective tax rate for the first quarter of 2002 was approximately 39% and included an approximate 9% provision for state income taxes and an approximate 30% provision for the amortization of the deferred federal tax asset.

         Net income was $291,000 in the first quarter of 2002 as compared to $359,000 in the first quarter of 2001, a decrease of 18.9%. This decrease resulted from the factors discussed above, including the amortization of the deferred federal tax asset.

Liquidity and Capital Resources

         Historically, the Company has financed its operations primarily through sales of equity securities, issuance of notes and internally generated sources. In addition, the Company has also commenced using bank financing for working capital and business development purposes. As of March 31, 2002, the Company had working capital of approximately $4.2 million, unchanged from December 31, 2001.

         In September 2001, the Company amended its existing credit facility with Fleet Bank, N.A. The amended facility is comprised of a $7.0 million three-year working capital revolver, and a continuance of the Company's existing $4.0 million 5.5 year term loan, of which approximately $2.8 million remained outstanding with a remaining term of approximately 2.5 years as of the date of the amendment. Availability of borrowings under the working capital revolver are based on eligible accounts receivable as defined and as of March 31, 2002, the full amount of the $7.0 million was available. As of March 31, 2002, the term loan balance was $1.0 million. The Fleet credit facility is collateralized by all of the Company's assets.

         The following summarizes the Company's contractual obligations and other commercial commitments at March 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Significant Accounting Contractual Obligations and Other Commercial Commitments:

                                                                       Payments Due by Period

                                      Total         Less than 1 year     1 - 3 years            4 - 5 years        After 5 years
                                      -----         ----------------     -----------            -----------        -------------

Long-term debt................      $  2,332,000        $1,332,000        $1,000,000           $         --             $ --
Capital lease obligations.....           194,000           156,000            38,000                     --               --
Operating leases..............        14,490,000         3,208,000         8,517,000              2,765,000               --

Total contractual and case
    obligations...............      $ 17,016,000        $4,696,000        $9,555,000             $2,765,000             $ --

                                                                Amount of Commitment Expiration Per Period

                                      Total         Less than 1 year     1 - 3 years            4 - 5 years        After 5 years
                                      -----         ----------------     -----------            -----------        -------------

Lines of credit...............      $  7,000,000        $       --         $7,000,000            $       --             $ --
Total commercial
    commitments...............      $  7,000,000        $       --         $7,000,000            $       --             $ --


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

         From time to time, the Company also reviews various options concerning the possibility of raising additional long-term financing through the sale of equity or debt securities in order to fund acquisitions or construct additional medical practice facilities. These reviews are conducted as part of the ongoing management of the Company and are not necessarily tied to any specific acquisition or construction plans.

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


                                INTEGRAMED AMERICA, INC.
                                (Registrant)




Date:    May 15, 2002           By:  /s/ John W. Hlywak, Jr
                                         ------------------
                                         John W. Hlywak, Jr.
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

Exhibit                                 Number Exhibit
-------                                 --------------

10.118   --    Service Agreement between IntegraMed America,  Inc. and Northwest
               Center for Infertility and Reproductive Endocrinology dated April
               26, 2002.

99.8     --  Registrant's Press Release dated January 29,2002 (1)
99.9     --  Registrant's Press Release dated February 14, 2002 (2)
99.10    --  Registrant's Press Release dated February 21, 2002 (3)
99.11    --  Registrant's Press Release dated March 25, 2002 (4)
99.12    --  Registrant's Press Release dated May 2, 2002 (5)
99.13    --  Registrant's Press Release dated May 9, 2002 (6)


(1) Filed as exhibit with identical exhibit number to Registrant's Report on From 8-K dated January 29, 2002


(2) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated February 14, 2002

(3) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated February 21, 2002

(4) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated March 25, 2002.

(5) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated May 3, 2002.

(6) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated May 10, 2002.