Form 10-Q
period 2002-06-30
INTEGRAMED AMERICA INC
filed 2002-08-14
CIK 885988

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

                  For the quarterly period ended June 30, 2002

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

                               Yes [X]     No [  ]


         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 31, 2002 was 3,335,765.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            PAGE

PART I  -      FINANCIAL INFORMATION

    Item 1.    Financial Statements

                  Consolidated Balance Sheets at June 30, 2002 (unaudited)
                     and December 31, 2001.................................... 3

                  Consolidated Statements of Income for the three and six-month periods ended June 30, 2002 and 2001 (unaudited)..........4

                  Consolidated Statements of Cash Flows for the six-month
                     periods ended June 30, 2002 and 2001 (unaudited)..........5

                  Notes to Consolidated Financial Statements (unaudited).....6-8

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................9-14

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....14


PART II -      OTHER INFORMATION

    Item 1.    Legal Proceedings..............................................15

    Item 2.    Changes in Securities..........................................15

    Item 3.    Defaults upon Senior Securities................................15

    Item 4.    Submission of Matters to a Vote of Security Holders............15

    Item 5.    Other Information..............................................15

    Item 6.    Exhibits and Reports on Form 8-K...............................15


SIGNATURES              ......................................................16

PART I -- FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)

                                     ASSETS
                                                                                   June 30   December 31,
                                                                                     2002        2001
                                                                                   --------  ------------
  Cash and cash equivalents ...................................................   $  3,683    $  8,505
  Due from Medical Practices, net .............................................      5,599       4,949
  Pharmaceutical sales accounts receivable ....................................      3,403       1,511
 Prepaids and other current assets ............................................      1,999       1,961
                                                                                  --------    --------
      Total current assets ....................................................     14,684      16,926
  Fixed assets, net ...........................................................      5,655       5,263
  Intangible assets, net ......................................................     20,343      17,378
  Deferred taxes ..............................................................      4,222       4,791
  Other assets ................................................................        214         263
                                                                                  --------    --------
      Total assets ............................................................   $ 45,118    $ 44,621
                                                                                  ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................   $  2,097    $  1,436
  Accrued liabilities .........................................................      4,608       5,228
  Current portion of long-term notes payable and other obligations ............      1,295       1,403
  Patient deposits ............................................................      6,418       4,651
                                                                                  --------    --------
      Total current liabilities ...............................................     14,418      12,718
                                                                                  --------    --------
Long-term notes payable and other obligations .................................        750       1,288
                                                                                  --------    --------
Shareholders' equity:
  Preferred Stock, $1.00 par value - 3,165,644 shares authorized in 2002 and
    2001, 2,500,000 undesignated; 665,644 shares designated as Series A
    Cumulative Convertible of which 13,852 and 165,644 shares were issued and outstanding in 2002 and
    2001, respectively ........................................................         14         166
  Common Stock, $.01 par value - 50,000,000 shares authorized in 2002 and 2001;
    and 3,114,094 and 3,057,877 shares issued in 2002 and 2001, respectively ..         31          31
  Capital in excess of par ....................................................     46,103      47,218
  Accumulated deficit .........................................................    (16,198)    (16,800)
                                                                                  --------    --------
      Total shareholders' equity ..............................................     29,950      30,615
                                                                                  --------    --------
      Total liabilities and shareholders' equity ..............................   $ 45,118    $ 44,621
                                                                                  ========    ========




        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)

                                                               For the                For the
                                                         three-month period      six-month period
                                                           ended June 30,          ended June 30,
                                                        --------------------     --------------------
                                                          2002         2001       2002         2001
                                                        -------      -------     --------    --------
                                                              (unaudited)            (unaudited)
Revenues, net
   Reproductive Science Center service fees ..........   $ 16,582    $ 14,646    $ 32,407    $ 27,655
   Pharmaceutical sales ..............................      4,444       3,602       8,664       7,063
   Other revenues ....................................        396          39         627          60
                                                         --------    --------    --------    --------
      Total revenues .................................     21,422      18,287      41,698      34,778
                                                         --------    --------    --------    --------

Cost of services and sales:
   Reproductive Science Center costs .................     14,069      12,069      27,661      22,865
   Pharmaceutical costs ..............................      4,278       3,435       8,336       6,758
   Other costs .......................................        433         176         553         201
                                                         --------    --------    --------    --------
      Total costs of services and sales ..............     18,780      15,680      36,550      29,824
                                                         --------    --------    --------    --------

Contribution:
   Reproductive Science Center contribution ..........      2,513       2,577       4,746       4,790
   Pharmaceutical contribution .......................        166         167         328         305
   Other contribution ................................        (37)       (137)         74        (141)
                                                         --------    --------    --------    --------
     Total contribution ..............................      2,642       2,607       5,148       4,954
                                                         --------    --------    --------    --------

General and administrative expenses ..................      1,943       1,880       3,746       3,569
Amortization of intangible assets ....................        251         225         476         441
Interest income ......................................        (14)        (44)        (52)        (98)
Interest expense .....................................         41          77          79         163
                                                         --------    --------    --------    --------
   Total other expenses ..............................      2,221       2,138       4,249       4,075
                                                         --------    --------    --------    --------

Income before income taxes ...........................        421         469         899         879
Income tax provision .................................        111          63         297         114
                                                         --------    --------    --------    --------

Net income ...........................................   $    310    $    406    $    602    $    765
Less: Dividends paid and/or accrued on Preferred Stock         33          33          66          66
                                                         --------    --------    --------    --------
Net income applicable to Common Stock ................   $    277    $    373    $    536    $    699
                                                         ========    ========    ========    ========

Basic earnings per share of Common Stock: ............   $   0.09    $   0.12    $   0.17    $   0.22
                                                         ========    ========    ========    ========
Diluted earnings per share of Common Stock ...........   $   0.08    $   0.12    $   0.16    $   0.22
                                                         ========    ========    ========    ========
Weighted average shares - basic ......................      3,096       2,993       3,079       3,109
                                                         ========    ========    ========    ========
Weighted average shares - diluted ....................      3,485       3,105       3,372       3,150
                                                         ========    ========    ========    ========


        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                             For the
                                                                                        six-month period
                                                                                          ended June 30,
                                                                                        -----------------
                                                                                          2002      2001
                                                                                        -------   -------
                                                                                           (unaudited)
Cash flows from operating activities:
   Net income ......................................................................   $   602    $   765
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .................................................     1,335      1,229
   Change in assets and liabilities--
     Decrease (increase) in assets:
        Due from Medical Practices .................................................      (650)       892
        Pharmaceutical sales accounts receivable ...................................    (1,892)      (342)
        Business Services fees receivable ..........................................       237
        Prepaids and other current assets ..........................................       (38)       366
        Other assets ...............................................................       618         33
     Increase (decrease) in liabilities:
         Accounts payable ..........................................................       661         76
         Accrued liabilities .......................................................      (558)      (826)
         Patient deposits ..........................................................     1,767      1,597
                                                                                       -------    -------
Net cash provided by operating activities ..........................................     1,845      4,027
                                                                                       -------    -------

Cash flows used in investing activities:
     Payment for exclusive Business Service rights .................................    (3,440)      (238)
     Purchase of fixed assets and leasehold improvements ...........................    (1,252)    (1,291)
                                                                                       -------    -------
Net cash used in investing activities ..............................................    (4,692)    (1,529)
                                                                                       -------    -------

Cash flows used in financing activities:
     Principal repayments on debt ..................................................      (500)      (500)
     Principal repayments under capital lease obligations ..........................       (72)       (67)
     Repurchase of preferred stock .................................................    (1,519)      --
     Repurchase of Common Stock ....................................................      --       (2,029)
     Proceeds from exercise of Common Stock Warrants and Options ...................        70          3
     Issuance of restricted stock grants ...........................................       112       --
     Dividends paid on Convertible Preferred Stock .................................       (66)       (66)
                                                                                       -------    -------
Net cash used in financing activities ..............................................    (1,975)    (2,659)
                                                                                       -------    -------

Net increase (decrease) in cash ....................................................    (4,822)      (161)
Cash at beginning of period ........................................................     8,505      5,306
                                                                                       -------    -------
Cash at end of period ..............................................................   $ 3,683    $ 5,145
                                                                                       =======    =======








        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2002, and the results of operations and cash flows for the interim period presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in IntegraMed America's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS from continuing operations computations for the three-month and six-month periods ended June 30, 2002 and 2001 is as follows (000's omitted, except for per share amounts):

                                                       For the               For the
                                                 three-month period     six-month period
                                                    ended June 30,        ended June 30,
                                                 -------------------   ------------------
                                                   2002        2001      2002      2001
                                                 -------      ------   --------   -------
Numerator
Net Income ...................................   $   310    $   406    $   602    $   765
Less: Preferred stock dividends ..............       (33)       (33)       (66)       (66)
                                                 -------    -------    -------    -------
Income applicable to Common Stock ............   $   277    $   373    $   536    $   699
                                                 =======    =======    =======    =======

Denominator
Weighted average shares outstanding ..........     3,096      2,993      3,079      3,109
Effect of dilutive options and warrants ......       389        112        293         41
                                                 -------    -------    -------    -------
Weighted average shares and dilutive potential
Common shares ................................     3,485      3,105      3,372      3,150
                                                 =======    =======    =======    =======
Basic EPS ....................................   $  0.09    $  0.12    $  0.17    $  0.22
                                                 =======    =======    =======    =======
Diluted EPS ..................................   $  0.08    $  0.12    $  0.16    $  0.22
                                                 =======    =======    =======    =======

     For the three and six-month period ended June 30, 2002, the effect of the assumed exercise of options to purchase approximately 32,500 shares of Common Stock at an exercise price of $8.57 per share was excluded in computing the diluted per share amount because the exercise price of the options was greater than the average market price of the shares of Common Stock, therefore causing these options to be antidilutive. For the three and six-month period ended June 30, 2001, the effect of the assumed exercise of options to purchase approximately 247,000 and 473,000 shares of common stock at exercises prices ranging from $4.50 to $5.38 and from $4.00 to $5.38, respectively, per share, were excluded in computing the diluted per share amount because the exercise prices of the options were greater than the average market price of the shares of Common Stock, thereby causing these options to be antidilutive. For the three and six month period ended June 30, 2001, the effect of the assumed exercise of warrants to purchase approximately 25,000 and 62,000 shares of Common Stock at exercise prices ranging from $5.13 to $7.24 and $4.12 to $7.24, respectively, per share, were excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, thereby causing these warrants to be antidilutive.

     For the three and six-month period ended June 30, 2002 approximately 12,000 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amount as they were antidilutive. For the three and six-month period ended June 30, 2001, approximately 133,000 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amount as they were antidilutive.

NOTE 3 -- SEGMENT INFORMATION:

     The Company is principally engaged in providing products and services to the fertility market. For disclosure purposes, the Company recognizes Business Services offered to its network of Reproductive Science Centers and its pharmaceutical distribution operations as separate reporting segments. The Business Services segment includes revenues and costs categorized as Reproductive Science Center Service Fees and Other Revenues, as follows (000's omitted):

                                                      Business  Pharmaceutical
                                          Corporate   Services   Distribution   Consolidated
                                          ---------   --------   ------------   ------------

For the three months ended June 30, 2002
     Revenues ..........................   $  --      $16,978      $ 4,444         $21,422
     Cost of services ..................      --       14,502        4,278          18,780
                                           -------    -------      -------         -------
     Contribution ......................      --        2,476          166           2,642
     General and administrative costs ..     1,943       --           --             1,943
     Amortization of intangibles .......      --          251         --               251
     Interest, net .....................        19          8         --                27
                                           -------    -------      -------         -------
     Income before income taxes ........   $(1,962)   $ 2,217      $   166         $   421
                                           =======    =======      =======         =======
     Depreciation expense included above   $    77    $   373      $  --           $   450
     Capital expenditures ..............   $    27    $   678      $  --           $   705
     Total assets ......................   $ 7,568    $34,238      $ 3,312         $45,118

For the six months ended June 30, 2002
     Revenues ..........................   $  --      $33,034      $ 8,664         $41,698
     Cost of services ..................   $  --      $28,214      $ 8,336         $36,550
                                           -------    -------      -------         -------
     Contribution ......................      --        4,820          328           5,148
     General and administrative costs ..     3,746       --           --             3,746
     Amortization of intangibles .......         1        475         --               476
     Interest, net .....................        18         11           (2)             27
                                           -------    -------      -------         -------
     Income (loss) before income taxes .   $(3,765)   $ 4,334      $   330         $   899
                                           =======    =======      =======         =======
     Depreciation expense included above   $   145    $   715      $  --           $   860
     Capital expenditures ..............   $   130    $ 1,122      $  --           $ 1,252
     Total assets ......................   $ 7,568    $34,238      $ 3,312         $45,118




                                                        Business   Pharmaceutical
                                           Corporate    Services    Distribution     Consolidated
                                           ---------    --------    ------------     ------------

For the three months ended June 30, 2001
     Revenues ..........................   $   --      $ 14,685       $  3,602         $ 18,287
     Cost of Services ..................       --        12,245          3,435           15,680
     Contribution ......................       --         2,440            167            2,607
                                           --------    --------       --------         --------
     General and administrative expenses      1,880        --             --              1,880
     Amortization of intangibles .......          1         222              2              225
     Interest, net .....................         42          (6)            (3)              33
                                           --------    --------       --------         --------
     Income before income taxes ........   $ (1,923)   $  2,224       $    168         $    469
                                           ========    ========       ========         ========
     Depreciation expense included above   $    108    $    300       $   --           $    408
     Capital expenditures ..............   $    104    $    410       $   --           $    514
     Total assets ......................   $  5,063    $ 34,743       $  1,862         $ 41,668

For the six months ended June 30, 2001
     Revenues ..........................   $   --      $ 27,715       $  7,063         $ 34,778
     Cost of Services ..................   $   --      $ 23,066       $  6,758         $ 29,824
     Contribution ......................       --         4,649            305            4,954
     Other costs .......................      3,569        --             --              3,569
     Amortization of intangibles .......          2         435              4              441
     Interest, net .....................         86         (17)            (4)              65
                                           --------    --------       --------         --------
     Income before income taxes ........   $ (3,657)   $  4,231       $    305         $    879
                                           ========    ========       ========         ========
     Depreciation expense included above   $    214    $    574       $   --           $    788
     Capital expenditures ..............   $    161    $  1,130       $   --           $  1,291
     Total assets ......................   $  5,063    $ 34,743       $  1,862         $ 41,668

NOTE 4 -- SUBSEQUENT EVENT:

On July 30, 2002, the Company completed a private placement including common stock and common stock purchase warrants to a small group of qualified individuals and institutional investors raising gross proceeds of $1.375 million. The individuals and institutions have agreed to purchase an aggregate of 220,000 shares of common stock at $6.25 per share and warrants to purchase 88,000 shares of common stock at an exercise price of $9.00, with an expiration date for the warrants of July 30, 2005. The securities sold in the private placement have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

The Company expects to file a shelf registration statement with the Securities and Exchange Commission for the resale of the common stock and warrants by August 30, 2002.

The proceeds of the private placement will be used for working capital and general corporate purposes. Pending application of the funds, the Company will invest the net proceeds of this offering in short-term, interest-bearing instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     IntegraMed America, Inc. (the "Company") offers products and services to patients, providers, payors and suppliers in the fertility industry. The IntegraMed Network is comprised of fifteen fertility centers in major markets across the United States, a pharmaceutical distribution subsidiary, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Nine of these fertility centers have access to the Company's FertilityDirect Program. Six of the fertility centers are designated as "Reproductive Science Centers(R)" and as such, have access to the Company's FertilityDirect Program in addition to being provided with a full range of services including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment;
(ii) access to capital; (iii) marketing and sales; (iv) integrated information systems; and (v) assistance in identifying best clinical practices (collectively, "Business Services").

     The Company's strategy is to align information, technology and finance for the benefit of fertility patients, providers, payors and suppliers. The primary elements of the Company's strategy include: (i) selling additional FertilityDirect contracts to leading fertility centers in major markets; (ii) selling Shared Risk Refund Treatment Packages to patients of contracted fertility centers and managing the risk associated with the programs; (iii) selling additional Reproductive Science Center Business Service contracts; (iv) increasing revenues at Reproductive Science Centers; (v) increasing sales of pharmaceutical products and services; (vi) expanding clinical research opportunities; and (vii) establishing Internet-based access to patient-specific information on treatment process and outcomes.

     In December 2000, the Company's agreement with the medical center based Reproductive Science Center was terminated early. The Company received $1.44 million in liquidated damages pursuant to an early termination agreement. The amount received was recorded as deferred revenue at December 31, 2000, as the Company had certain transition obligations through December 2001, and accordingly was amortized ratably into income in 2001. The cost of the transition obligations incurred was minor.

     During 2001 the Company negotiated revised fee structures on all five of its existing major Reproductive Science Center Business Services Contracts. On four of these contracts in which Service Fees are comprised of (a) a fixed percentage of revenue, (b) a fixed percentage of medical practice earnings and
(c) reimbursed cost of services, the Company negotiated lower fixed percentages on the revenue and medical practice earnings components. These lower fees are to be phased in over an estimated five-year period. The Company believes that this revised fee structure will be more than offset by growth in the underlying Medical Practice, and will in turn result in growth in the Company's aggregate revenues. On the remaining Reproductive Science Center contract, the Company negotiated higher Service Fees, which are assessed at a fixed amount each month independent of the Medical Practice's underlying revenue or earnings.

On April 26, 2002, the Company signed an agreement to supply a complete range of business, marketing and facility services to the Margate, Florida based Northwest Center for Infertility and Reproductive Endocrinology ("NCIRE"). Under the terms of the 15-year agreement, the Company's service fees are comprised of reimbursed costs of services, a fixed percentage of revenues, and an additional fixed percentage of NCIRE earnings. The Company has committed up to $2 million to fund the development and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for NCIRE and its patients.

Results of Operations

     The following table shows the percentage of revenues represented by various expense and other income items reflected in the Company's Consolidated Statement of Operations.

                                                  For the             For the
                                            three-month period  six-month period
                                               ended June 30,     ended June 30,
                                           -------------------  ----------------
                                            2002        2001      2002    2001
                                           ------      ------   -------  -------
                                               (unaudited)         (unaudited)
Revenues, net

  Reproductive Science Center Service Fees   77.4%     80.1%     77.7%    79.5%
  Pharmaceutical Sales ...................   20.8%     19.7%     20.8%    20.3%
  Other Revenues .........................    1.8%      0.2%      1.5%     0.2%
  Total Revenues .........................  100.0%    100.0%      100%     100%

Costs of services incurred:

  Reproductive Science Center costs ......   65.7%     66.1%     66.3%    65.8%
  Pharmaceutical costs ...................   20.0%     18.8%     20.0%    19.4%
  Other costs ............................    2.0%      0.9%      1.3%     0.6%
  Total Costs of services and sales ......   87.7%     85.8%     87.6%    85.8%

Contribution

  Reproductive Science Center contribution   11.7%     14.0%     11.4%    13.7%
  Pharmaceutical contribution ............    0.8%      0.9%      0.8%     0.9%
  Other contribution .....................   (0.2)%    (0.7)%     0.2%    (0.4)%
  Total contribution .....................   12.3%     14.2%     12.4%    14.2%

General and administrative expenses ......    9.1%     10.3%      9.0%    10.2%
Amortization of intangible assets ........    1.2%      1.2%      1.1%     1.3%
Interest income ..........................    -- %    (0.2)%    (0.1)%   (0.3)%
Interest expense .........................    0.2%      0.4%      0.2%     0.5%
   Total other expenses ..................   10.5%     11.7%     10.2%    11.7%

Income before income taxes ...............    1.8%      2.5%      2.2%     2.5%
Provision for income taxes ...............    0.5%      0.3%      0.8%     0.3%
Net income ...............................    1.3%      2.2%      1.4%     2.2%

   Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenues, net for the three months ended June 30, 2002 were approximately $21.4 million as compared to approximately $18.3 million for the same period in 2001, an increase of 17.1%. Revenues for the Company's Reproductive Science Centers increased by a net $1.9 million, or 13.2%, from the second quarter of 2001 to the second quarter of 2002. This increase is principally attributed to increased patient volume at the various network sites, augmented in part by the establishment of additional clinical locations at several of the Company's centers during the fourth quarter of 2001, and the addition of $0.3 million of revenue at the Company's new Florida location in the second quarter of 2002. The revenue increase was partially reduced by the loss of $0.4 million of revenue related to the termination payment received in 2001 from a hospital-based center. Revenues for the Company's pharmaceutical division increased $0.8 million, or 23.4%, from the second quarter of 2001 to the second quarter of 2002. This increase is due to increased patient participation within the Company's Fertility Centers. Other revenues increased from $39,000 in the second quarter of 2001 to $396,000 in the second quarter of 2002, as a result of the rising revenue stream from the Company's FertilityDirect program.

     Total costs of services as a percentage of revenues increased by 1.9% to 87.7% during the second quarter of 2002 as compared to 85.8% for the second quarter of 2001 due mainly to a reduction in pharmaceutical cost rebates and the start-up costs in the Fertility-Direct programs.

Costs of services for the Company's Reproductive Science Center division as a percentage of the related revenue increased from 82.4% in the second quarter of 2001 to 84.8% during the second quarter of 2002 principally due to the fact that the termination payment discussed above for 2001 had only minor costs associated with it and as a result the cost of service percentage was skewed downward. Costs of services as a percentage of related revenue for the Company's pharmaceutical division increased from 95.4% in the second quarter of 2001 to 96.3% in the second quarter of 2002 due principally to the reduction of drug costs rebates estimated in 2002 as compared to 2001. Other costs of services as a percentage of revenue decreased from 451% in the second quarter of 2001 to 91.5% during the second quarter of 2002, as start-up costs have decreased significantly and an increase in affiliation fees associated with the growth of the Company's FertilityDirect program.

     Total Contribution for the three months ended June 30, 2002 was $2.6 million, unchanged from the second quarter of 2001 due principally to the $0.35 million reduction in contribution from the 2001 termination payment offset by the other gains mentioned above.

     General and administrative expenses for the second quarters of 2002 and 2001 were approximately $1.9 million. As a percentage of revenues, general and administrative expenses decreased to approximately 9.1% in the second quarter of 2002 from approximately 10.3% in the second quarter of 2001.

     Amortization of intangible assets was $251,000 in the second quarter of 2002 as compared to $225,000 in the second quarter of 2001, an increase of 11.6%. This increase is attributable to the payment of additional business service rights related to physicians in the Company's Long Island and Shady Grove locations, as well as to the initiation of the Company's Florida practice during the second quarter of 2002.

     Interest income for the second quarter of 2002 decreased to $14,000 from $44,000 for the second quarter of 2001 due to lower interest rates earned on invested cash balances. Interest expense for the second quarter of 2002 decreased to $41,000 from $77,000 in the second quarter of 2001 due to scheduled debt payments on the Company's term loan.

     During the second quarter of 2002, the Company provided for both federal and state taxes whereas in 2001, only state taxes were provided. The Company will not have to pay federal taxes due to net operating loss carry-forwards. These loss carry-forwards have been recorded as a deferred tax asset in the fourth quarter of 2001 and since payment is not made for federal taxes, the deferred tax asset account is reduced for the amount which would have been paid if there was no loss carry-forward. The Company's effective tax rate for the second quarter of 2001 was approximately 13.4% and the effective tax rate for the second quarter of 2002 was approximately 26.4%. The 2002 second quarter rate is lower than the estimated 33% expected to be used for the entire year as a result of the completion of the 2001 tax returns and the adjustment of the accounts to the amounts paid. The Company expects to utilize the 33% rate for the balance of the year.

     Net income was $310,000 in the second quarter of 2002 as compared to $406,000 in the second quarter of 2001, a decrease of 23.6%. This decrease resulted from the factors discussed above, including the loss of the termination payment and the higher tax rate.

   Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Revenues, net for the six months ended June 30, 2002 were approximately $41.7 million as compared to approximately $34.8 million for the same period in 2001, an increase of 20.0%. Revenues for the Company's Reproductive Science Centers increased $4.8 million, or 17.1%, from the first six months of 2001 to the first six months of 2002. This increase is attributed to increased patient volume at each of the network sites, facilitated in part by the establishment of additional clinical locations during the fourth quarter of 2001, and the addition of the Company's Florida location to its Business Services division during the second quarter of 2002. Revenues for the Company's pharmaceutical division increased $1.6 million, or 22.7%, from the first six months of 2001 to the same period in 2002 due to increased patient participation within the Company's Fertility Centers. Other revenues increased from $60,000 to $627,000 from the first six months of 2001 to the first six months of 2002, as a result of the rising revenue stream from the Company's FertilityDirect program.

     Total costs of services as a percentage of revenues increased by 1.8% to 87.6% during the first six months of 2002 as compared to 85.8% for the same period in 2001. Costs of services as a percentage of the related revenue for the Company's Reproductive Science Center division increased from 82.7% during the first six months of 2001 to 85.4% during the same period in 2002. This increase is attributed substantially to the elimination of the hospital center termination payment and the impact of the revised fee structure previously disclosed by the Company. Costs of services as a percentage of the related revenue for the Company's pharmaceutical division increased 0.5% from 95.7% in the first six months of 2001 to 96.2% in the first six months of 2002 reflecting the reduction in drug costs rebates recognized in 2002. Other costs of services as a percentage of revenue decreased from 335% during the first six months in 2001 to 88.2% for the same period in 2002. This is reflective of the growth of the Company's Fertility-Direct program.

     Total Contribution for the six months ended June 30, 2002 was $5.1 million, an increase of 3.9% from the $5.0 million for the same period in 2001 as a result of the improvement in Fertility-Direct results, somewhat offset by the elimination of the $0.6 million contribution from 2001's termination payment, changes in the fee structure and reduced drug cost rebates.

     General and administrative expenses for the first six months of 2002 were approximately $4.7 million as compared to $4.8 million during the same period in 2001. As a percentage of revenues, general and administrative expenses decreased to approximately 9.0% in the first six months of 2002 from approximately 10.2% in the first six months of 2001.

     Amortization of intangible assets was $476,000 during the first six months of 2002 as compared to $441,000 for the same period of 2001, an increase of 7.9%. This increase is attributable to the payment of additional business service rights related to physicians in the Company's Long Island and Shady Grove locations, as well as to the initiation of the Company's Florida practice during the second quarter of 2002.

     Interest income for the first six months of 2002 decreased to $52,000 from $98,000 for the same period in 2001 due to lower interest rates earned on invested cash balances. Interest expense for the first six months of 2002 decreased to $79,000 from $163,000 during the first six months of 2001 due to scheduled debt payments on the Company's term loan.

     During the first half of 2002, the Company provided for both federal and state taxes whereas in 2001, only state taxes were provided. The Company will not have to pay federal taxes due to net operating loss carry-forwards. These loss carry-forwards have been recorded as a deferred tax asset in the fourth quarter of 2001 and since payment is not made for federal taxes, the deferred tax asset account is reduced for the amount, which would have been paid if there was no loss carry-forward. The Company's effective tax rate for the first six months of 2001 was approximately 13.0% and was comprised mainly of a provision for state income taxes. The effective tax rate for the first six months of 2002 was approximately 33.0% and included an approximate 3.0% provision for state income taxes (as a result of previous overpayments) and an approximate 30.0% provision for federal taxes.

     Net income was $602,000 for the first six months of 2002 as compared to $765,000 for the same period of 2001. This decrease resulted from the factors discussed above, principally the elimination of approximately $700,000 of contribution from 2001's termination payment and the $183,000 increase in the tax provision.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through sales of equity securities, issuances of notes and internally generated sources. In addition, the Company has a term loan and revolving line of credit with a leading bank to provide financing for working capital and business development purposes. During the first half of 2002, the Company purposely used the $4.2 million of working capital it had at December 31, 2001 to fund it's new Florida based Business Services agreement and Preferred Stock repurchase. Working capital was $0.3 million at June 30, 2002. The Company is presently evaluating its debt position and balance sheet leverage options and may effect changes to each in the balance of the year (see concluding paragraph to this section). As mentioned earlier, the Company sold common shares in a private placement in the third quarter of 2002, raising over $1.3 million of working capital.

     In September 2001, the Company amended its existing credit facility with Fleet Bank, N.A. The amended facility is comprised of a $7.0 million three-year working capital revolver, and a continuance of the Company's existing $4.0 million 5.5 year term loan, of which approximately $2.8 million remained outstanding with a remaining term of approximately 2.5 years as of the date of the amendment. Availability of borrowings under the working capital revolver are based on eligible accounts receivable as defined and as of June 30, 2002, the full amount of the $7.0 million was available as there were no amounts outstanding under the revolver. As of June 30, 2002, the term loan balance was $1.75 million. The Fleet credit facility is collateralized by all of the Company's assets.

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

Significant Contractual Obligations and Other Commercial Commitments:

The following summarizes the Company's contractual obligations and other commercial commitments at June 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                               Payments Due by Period
                                 --------------------------------------------------------------------------------
                                      Total     Less than 1 year      1 - 3 years    4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------

Long-term debt................     $ 1,933,000     1,183,000        $   750,000     $       --     $       --
Capital lease obligations.....         112,000       112,000                 --             --             --
Operating leases..............      16,882,000     2,781,000          4,924,000      4,126,000      5,051,000
Capital improvements..........       4,000,000     3,000,000          1,000,000             --             --
Total contractual cash
    obligations...............     $22,927,000    $7,076,000        $ 6,674,000     $4,126,000     $5,051,000


                                                      Amount of Commitment Expiration Per Period
                                   --------------------------------------------------------------------------------
                                       Total      Less than 1 year    1 - 3 years   4 - 5 years      After 5 years
                                   -------------  ----------------   -------------  -------------    -------------
Lines of credit...............    $  7,000,000    $       --        $ 7,000,000     $       --     $       --
Total commercial
    commitments...............    $  7,000,000    $       --        $ 7,000,000     $       --     $       --


      The Company also has commitments to provide accounts receivable financing to the Reproductive Science Centers in accordance with its Business Services agreements. The Company's financing of the Medical Practice's Accounts Receivable occurs monthly on the 15th of the month following generation of the receivable. The priority of repayment by the Medical Practice is the reimbursement of expenses incurred by the Company on their behalf, the fixed portion of the Business Services fee and finally the variable portion of the Business Services fee. The Company is responsible for the collection of receivables, which are financed with full recourse. The Company has continuously funded these needs from cash flow from operations and the collection of the prior month's receivables. If delays in repayment are incurred, which have not as yet been encountered, the Company could draw on its existing working capital line of credit. The Company does not as a general course make advances to the Medical Practices other than for the payment of expenses on behalf of the Medical Practice for which the Company is reimbursed in the short-term and are collateralized by the Medical Practice's Accounts Receivable. The Company has no other funding commitments to the Medical Practices.

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

     Item 2.      Changes in Securities.
                     None.

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.
                     At an annual shareholders' meeting held on May 21, 2002, the following matter was approved:
1)       election of seven directors

                     The respective vote tabulations are detailed below:


                     Proposal 1 - Directors            For            Against
                     ----------------------            ---            -------
                     Gerardo Canet                  2,542,459          6,150
                     Michael J. Levy, M.D.          2,542,459          6,150
                     Sarason D. Liebler             2,542,459          6,150
                     Aaron S. Lifchez, M.D.         2,542,459          6,150
                     Wayne R. Moon                  2,542,459          6,150
                     Lawrence Stuesser              2,542,459          6,150
                     Elizabeth E. Tallett           2,542,459          6,150



     Item 5.      Other Information.
                     None.

     Item 6.      Exhibits and Reports on Form 8-K.
                     See Index to Exhibits on Page 17.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTEGRAMED AMERICA, INC.
                                                  (Registrant)




Date:    August 14, 2002                    By:  /s/ John W. Hlywak, Jr
                                                     ------------------
                                                     John W. Hlywak, Jr.
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

Exhibit
Number                                               Exhibit

4.14       --    Registration Rights Agreement dated July 30, 2002
4.14(a)    --    Form of Warrant issued on July 30, 2002

10.119     --    Copy of Registrant's 2000 Long Term Compensation Plan

99.14      --    Registrant's Press Release dated June 18, 2002 (1)
99.15      --    Registrant's Press Release dated July 25, 2002 (2)
99.16      --    Registrant's Press Release dated July 20, 2002 (3)

99.17      --    CEO Certification Pursuant to 18 U.S.C. section 1350 as
                 Adopted Pursuant to Sections 906 of the Sarbanes Oxley Act of
                 2002

99.18      --    CFO Certification Pursuant to 18 U.S.C.section 1350 as Adopted
                 Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002

----------------------------------------------

(1) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated June 19, 2002.

(2) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated July 29, 2002.

(3) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated July 31, 2002.