Form 10-Q
period 2002-09-30
INTEGRAMED AMERICA INC
filed 2002-11-13
CIK 885988

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

                For the quarterly period ended September 30, 2002

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


                           Yes [X]      No [  ]


         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on October 30, 2002 was 3,345,510.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            PAGE

PART I  -    FINANCIAL INFORMATION

    Item 1.  Financial Statements

                Consolidated Balance Sheets at September 30, 2002 (unaudited)
                   and December 31, 2001...................................... 3

                Consolidated Statements of Income for the three and nine-month periods ended September 30, 2002 and 2001 (unaudited)...... 4

                Consolidated Statements of Cash Flows for the nine-month
                   periods ended September 30, 2002 and 2001 (unaudited)...... 5

                Notes to Consolidated Financial Statements (unaudited)...... 6-8

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................... 9-15

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......15

    Item 4.  Internal Controls and Procedures..............................15-16


PART II -    OTHER INFORMATION

    Item 1.  Legal Proceedings................................................17

    Item 2.  Changes in Securities............................................17

    Item 3.  Defaults upon Senior Securities..................................17

    Item 4.  Submission of Matters to a Vote of Security Holders..............17

    Item 5.  Other Information................................................17

    Item 6.  Exhibits and Reports on Form 8-K.................................17


SIGNATURES            ........................................................18

CERTIFICATIONs PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002..............................19-20

PART I -- FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)

                                     ASSETS
                                                                               September 30,  December 31,
                                                                               ------------   ------------
                                                                                   2002           2001
                                                                               ------------   ------------
                                                                                (unaudited)
Current assets:
  Cash and cash equivalents ...................................................   $  9,274    $  8,505
  Due from Medical Practices, net .............................................      4,147       4,949
  Pharmaceutical sales accounts receivable ....................................      2,020       1,511
 Prepaids and other current assets ............................................      1,850       1,961
                                                                                  --------    --------
      Total current assets ....................................................     17,291      16,926
  Fixed assets, net ...........................................................      5,450       5,263
  Intangible assets, net ......................................................     20,089      17,378
  Deferred taxes ..............................................................      4,077       4,791
  Other assets ................................................................        344         263
                                                                                  --------    --------
      Total assets ............................................................   $ 47,251    $ 44,621
                                                                                  ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................   $    843    $  1,436
  Accrued liabilities .........................................................      5,386       5,228
  Current portion of long-term notes payable and other obligations ............      1,259       1,403
  Patient deposits ............................................................      7,818       4,651
                                                                                  --------    --------
      Total current liabilities ...............................................     15,306      12,718
                                                                                  --------    --------
Long-term notes payable and other obligations .................................        500       1,288
                                                                                  --------    --------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, $1.00 par value - 3,165,644 shares authorized in 2002 and
    2001, 2,500,000 undesignated; 665,644 shares designated as Series A
    Cumulative Convertible of which 12,251 and 165,644 shares were issued and outstanding in 2002 and
    2001, respectively ........................................................         12         166
  Common Stock, $.01 par value - 50,000,000 shares authorized in 2002 and 2001;
    and 3,344,104 and 3,057,877 shares issued in 2002 and 2001, respectively ..         33          31
  Capital in excess of par ....................................................     47,273      47,218
  Accumulated deficit .........................................................    (15,873)    (16,800)
                                                                                  --------    --------
      Total shareholders' equity ..............................................     31,445      30,615
                                                                                  --------    --------
      Total liabilities and shareholders' equity ..............................   $ 47,251    $ 44,621
                                                                                  ========    ========




        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                               For the                  For the
                                                         three-month period       nine-month period
                                                         ended September 30,      ended September 30,
                                                         -------------------      -------------------
                                                           2002        2001        2002        2001
                                                         -------------------      -------------------
                                                             (unaudited)              (unaudited)
Revenues, net
   Reproductive Science Center service fees ..........   $ 17,463    $ 15,633    $ 49,870    $ 43,288
   Pharmaceutical sales ..............................      5,699       4,125      14,363      11,188
   Other revenues ....................................        415         200       1,042         260
                                                         --------    --------    --------    --------
      Total revenues .................................     23,577      19,958      65,275      54,736
                                                         --------    --------    --------    --------

Cost of services and sales:
   Reproductive Science Center costs .................     14,734      13,104      42,395      35,969
   Pharmaceutical costs ..............................      5,482       3,946      13,818      10,704
   Other costs .......................................        316         188         869         389
                                                         --------    --------    --------    --------
      Total costs of services and sales ..............     20,532      17,238      57,082      47,062
                                                         --------    --------    --------    --------

Contribution:
   Reproductive Science Center contribution ..........      2,729       2,529       7,475       7,319
   Pharmaceutical contribution .......................        217         179         545         484
   Other contribution ................................         99          12         173        (129)
                                                         --------    --------    --------    --------
     Total contribution ..............................      3,045       2,720       8,193       7,674
                                                         --------    --------    --------    --------

General and administrative expenses ..................      2,238       1,945       5,984       5,514
Amortization of intangible assets ....................        304         224         780         665
Interest income ......................................        (21)        (44)        (73)       (142)
Interest expense .....................................         40          61         119         224
                                                         --------    --------    --------    --------
   Total other expenses ..............................      2,561       2,186       6,810       6,261
                                                         --------    --------    --------    --------

Income before income taxes ...........................        484         534       1,383       1,413
Income tax provision .................................        159          65         456         179
                                                         --------    --------    --------    --------

Net income ...........................................   $    325    $    469    $    927    $  1,234
Less: Dividends paid and/or accrued on Preferred Stock          3          33          69          99
                                                         --------    --------    --------    --------
Net income applicable to Common Stock ................   $    322    $    436    $    858    $  1,135
                                                         ========    ========    ========    ========

Basic earnings per share of Common Stock: ............   $   0.10    $   0.14    $   0.27    $   0.37
                                                         ========    ========    ========    ========
Diluted earnings per share of Common Stock ...........   $   0.09    $   0.14    $   0.25    $   0.36
                                                         ========    ========    ========    ========
Weighted average shares - basic ......................      3,270       3,043       3,143       3,091
                                                         ========    ========    ========    ========
Weighted average shares - diluted ....................      3,565       3,177       3,436       3,158
                                                         ========    ========    ========    ========



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                               For the
                                                                                         nine-month period
                                                                                        ended  September 30,
                                                                                        --------------------
                                                                                           2002       2001
                                                                                        ---------   --------
                                                                                             (unaudited)
Cash flows from operating activities:
   Net income .......................................................................... $   927    $ 1,234
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .....................................................   2,124      2,051
     Amortization of deferred tax asset.................................................     714         --
   Change in assets and liabilities -- Decrease (increase) in assets:
        Due from Medical Practices .....................................................     802        949
        Pharmaceutical sales accounts receivable .......................................    (509)      (339)
        Business Service fees receivable ...............................................      --        237
        Prepaids and other current assets ..............................................     111        296
        Other assets ...................................................................     (81)        77
     Increase (decrease) in liabilities:
         Accounts payable ..............................................................    (593)       295
         Accrued liabilities ...........................................................     158       (399)
         Patient deposits ..............................................................   3,167      2,478
                                                                                         -------    -------
Net cash provided by operating activities ..............................................   6,820      6,879
                                                                                         -------    -------

Cash flows used in investing activities:
     Payment for exclusive Business Service rights .....................................  (3,491)      (238)
     Purchase of fixed assets and leasehold improvements ...............................  (1,531)    (1,509)
                                                                                         -------    -------
Net cash used in investing activities ..................................................  (5,022)    (1,747)
                                                                                         -------    -------

Cash flows used in financing activities:
     Principal repayments on debt ......................................................    (824)      (750)
     Principal repayments under capital lease obligations ..............................    (108)      (100)
     Repurchase of preferred stock .....................................................  (1,535)        --
     Repurchase of Common Stock ........................................................      --     (2,028)
     Issuance of Common Stock ..........................................................   1,507         76
     Dividends paid on Convertible Preferred Stock .....................................     (69)       (99)
                                                                                         -------    -------
Net cash used in financing activities ..................................................  (1,029)    (2,901)
                                                                                         -------    -------

Net increase in cash ...................................................................     769      2,231
Cash at beginning of period ............................................................ $ 8,505    $ 5,306
                                                                                         -------    -------
Cash at end of period .................................................................. $ 9,274    $ 7,537
                                                                                         =======    =======








        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2002, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in IntegraMed America's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2002 and 2001 is as follows (000's omitted, except for per share amounts):

                                                       For the               For the
                                                 three-month period      nine-month period
                                                 ended September 30,    ended September 30,
                                                 -------------------    -------------------
                                                  2002         2001       2002       2001
                                                 -------    --------    --------   --------

Numerator
Net Income ...................................   $   325    $   469    $   927    $ 1,234
Less: Preferred stock dividends ..............        (3)       (33)       (69)       (99)
Income applicable to Common Stock ............   $   322    $   436    $   858    $ 1,135
                                                 =======    =======    =======    =======

Denominator
Weighted average shares outstanding ..........     3,270      3,043      3,143      3,091
Effect of dilutive options and warrants ......       295        134        293         67
                                                 -------    -------    -------    -------
Weighted average shares and dilutive potential
Common shares ................................     3,565      3,177      3,436      3,158
Basic EPS ....................................   $  0.10    $  0.14    $  0.27    $  0.37
Diluted EPS ..................................   $  0.09    $  0.14    $  0.25    $  0.36

     For the three and nine-month period ended September 30, 2002, the effect of the assumed exercise of options to purchase approximately 42,500 shares of Common Stock at exercise prices ranging from $6.80 to $8.57 per share were excluded in computing the diluted per share amount because the exercise price of the options was greater than the average market price of the shares of Common Stock, therefore causing these options to be antidilutive. For the three and nine-month period ended September 30, 2001, the effect of the assumed exercise of options to purchase approximately 216,000 and 465,000 shares of common stock, respectively, at exercises prices ranging from $4.63 to $5.38 and from $4.00 to $5.38, respectively, per share, were excluded in computing the diluted per share amount because the exercise prices of the options were greater than the average market price of the shares of Common Stock, thereby causing these options to be antidilutive.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     For the three and nine month period ended September 30, 2002, the effect of the assumed exercise of warrants to purchase approximately 88,000 shares of Common Stock at an exercise price of $9.00 per share were excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, thereby causing these warrants to be antidilutive. For the three and nine month period ended September 30, 2001, the effect of the assumed exercise of warrants to purchase approximately 25,000 and 62,000 shares of Common Stock, respectively, at exercise prices ranging from $5.13 to $7.24 and $4.12 to $7.24, respectively, per share were excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, thereby causing these warrants to be antidilutive.

     For the three and nine-month period ended September 30, 2002 approximately 12,000 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amount as they were antidilutive. For the three and nine-month period ended September 30, 2001, approximately 133,000 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amount as they were antidilutive.

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

                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution     Consolidated
                                                         ---------    --------        ------------     ------------

For the three months ended September 30, 2002
      Revenues ....................................     $  --        $17,878          $ 5,699           $23,577
      Cost of services ............................        --         15,050            5,482            20,532
                                                        -------      -------          -------           -------
      Contribution ................................        --          2,828              217             3,045
      General and administrative costs ............       2,238          --               --              2,238
      Amortization of intangibles .................        --            304              --                304
      Interest, net ...............................          19            1               (1)               19
                                                        -------      -------          -------           -------
      Income (loss) before income taxes ...........      (2,257)       2,523              218               484

      Depreciation expense included above..........         176          308              --                484
      Capital expenditures ........................           9          270              --                279






                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution     Consolidated

For the nine months ended September 30, 2002
     Revenues......................................      $    --       $50,912          $14,363            $65,275
     Cost of services..............................           --        43,264           13,818             57,082
                                                        --------        ------           ------             ------
     Contribution..................................           --         7,648              545              8,193
     General and administrative costs..............        5,984            --               --              5,984
     Amortization of intangibles...................           --           780               --                780
     Interest, net.................................           37            12               (3)                46
                                                        --------      --------        ---------                 --
     Income (loss) before income taxes.............       (6,021)        6,856              548              1,383
     Depreciation expense included above...........          321         1,023               --              1,344
     Capital expenditures..........................          131         1,400               --              1,531

For the three months ended September 30, 2001
     Revenues......................................       $   --       $15,833           $4,125            $19,958
     Cost of Services..............................           --        13,292            3,946             17,238
                                                         -------        ------            -----             ------
     Contribution..................................           --         2,541              179              2,720
     General and administrative expenses...........        1,945            --               --              1,945
     Amortization of intangibles...................           --           222                2                224
     Interest, net.................................           28            (7)              (4)                17
                                                         -------       -------          -------            -------
     Income before income taxes....................       (1,973)        2,326              181                534
     Depreciation expense included above...........          107           324               --                431
     Capital expenditures..........................           --           218               --                218

For the nine months ended September 30, 2001
     Revenues......................................      $    --       $43,547          $11,189            $54,736
     Cost of Services..............................           --        36,358           10,704             47,062
                                                              --        ------           ------             ------
     Contribution..................................           --         7,189              485              7,674
     General and administrative expenses...........        5,514            --               --              5,514
     Amortization of intangibles...................            2           658                5                665
     Interest, net.................................          114           (24)              (8)                82
                                                         -------     ---------         --------           --------
     Income before income taxes....................       (5,630)        6,555              488              1,413
     Depreciation expense included above...........          321           898               --              1,219
     Capital expenditures..........................          161         1,348               --              1,509



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     IntegraMed America, Inc. (the "Company") offers products and services to patients, providers, payors and suppliers in the fertility industry. The IntegraMed(R) Network is comprised of fifteen fertility centers in major markets across the United States, a pharmaceutical distribution subsidiary, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Nine of these fertility centers have access to the Company's FertilityDirect(TM) Program. Six of the fertility centers are designated as "Reproductive Science Centers(R)" and as such, have access to the Company's FertilityDirect Program in addition to being provided with a full range of services including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment;
(ii) access to capital; (iii) marketing and sales; (iv) integrated information systems; and (v) assistance in identifying best clinical practices (collectively, "Business Services").

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

     During 2001 the Company negotiated revised fee structures on all five of its existing major Reproductive Science Center Business Services Contracts. On four of these contracts in which Service Fees are comprised of (a) a tiered percentage of revenue, (b) a fixed percentage of medical practice earnings and
(c) reimbursed cost of services, the Company negotiated lower additional percentages on the revenue and medical practice earnings components. These lower fees are to be phased in over an estimated five-year period. The Company believes that this revised fee structure will be more than offset by growth in the underlying Medical Practice, and will in turn result in growth in the Company's aggregate revenues. On the remaining Reproductive Science Center contract, the Company negotiated higher Service Fees, which are assessed at a fixed amount each month independent of the Medical Practice's underlying revenue or earnings.

     On April 26, 2002, the Company signed an agreement to supply a complete range of business, marketing and facility services to the Margate, Florida based Northwest Center for Infertility and Reproductive Endocrinology ("NCIRE"). Under the terms of the 15-year agreement, the Company's service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of NCIRE earnings. The Company has committed up to $2 million to fund the development and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for NCIRE and its patients.

     On July 30, 2002, the Company completed a private placement of 220,000 shares of its common stock at $6.25 per share and warrants to purchase 88,000 shares of common stock at an exercise price of $9.00 per share, resulting in gross proceeds of $1,375,000. The warrants become exercisable commencing January 31, 2003 and expire January 30, 2006.

     The Company seeks to increase the number of patients of the IntegraMed Network that participate in the Shared Risk Refund Program. The Shared Risk Refund Program was established at Shady Grove Fertility Reproductive Science Center ("Shady Grove") - the leading fertility center in the metropolitan Washington, DC area and a member of the IntegraMed Network. Based on the experience at Shady Grove, the Company developed an actuarial model that allows pricing a treatment package to consumers. The Shared Risk Refund Program consists of a package that includes up to three cycles of in vitro fertilization for one fixed price with a significant refund if the patient does not deliver a baby. Under this innovative financial program, the Company receives payment directly from consumers who qualify for the program and pays contracted fertility centers a defined reimbursement for each treatment cycle performed. The Company manages the risk associated with the Shared Risk Refund Program through a case management program. This case management program authorizes patient care and provides information to be used in recognizing revenue and developing the related reserves for refunds. Actual results to date have not varied materially from the estimates used in the actuarial model.

Results of Operations

     The following table shows the percentage of revenues represented by various expense and other income items reflected in the Company's Consolidated Statement of Operations. Ratios for Revenues, Cost of services incurred and Contribution for a particular segment are percentages of the related revenues from that segment only. All other ratios are percentages of Total Revenues.

                                                                  For the              For the
                                                            three-month period    nine-month period
                                                            ended September 30,   ended September 30,
                                                            -------------------   -------------------
                                                             2002        2001       2002       2001
                                                            -------     -------   -------     -------
                                                               (unaudited)            (unaudited)

Revenues, net
        Reproductive Science Center Service Fees ......     100.0%    100.0%       100.0%    100.0%
        Pharmaceutical Sales ..........................     100.0%    100.0%       100.0%    100.0%
        Other Revenues ................................     100.0%    100.0%       100.0%    100.0%
        Total Revenues ................................     100.0%    100.0%       100.0%    100.0%

Costs of services incurred:
        Reproductive Science Center costs..............      84.4%     83.8%        85.0%     83.1%
        Pharmaceutical costs ..........................      96.2%     95.7%        96.2%     95.7%
        Other costs ...................................      76.1%     94.0%        83.4%    150.0%
        Total Costs of services and sales..............      87.1%     86.4%        87.4%     86.0%

Contribution
        Reproductive Science Center contribution ......      15.6%     16.2%        15.0%     17.0%
        Pharmaceutical contribution ...................       3.8%      4.3%         3.8%      4.3%
        Other contribution ............................      23.9%      6.0%        16.6%      (50)%
        Total contribution ............................      12.9%     13.6%        12.6%     14.0%

General and administrative expenses ...................       9.5%      9.7%         9.2%     10.1%
Amortization of intangible assets .....................       1.3%      1.1%         1.2%      1.2%
Interest income .......................................      (0.0)%    (0.2)%       (0.1)%    (0.2)%
Interest expense ......................................       0.1%      0.3%         0.2%      0.4%
                                                             -----     -----        -----     -----
        Total other expenses ..........................      10.9%     10.9%        10.5%     11.5%
                                                             -----     -----        -----     -----
Income before income taxes ............................       2.0%      2.7%         2.1%      2.6%
Provision for income taxes ............................       0.6%      0.3%         0.7%      0.3%
                                                             -----     -----        -----     -----
Net income ............................................       1.4%      2.4%         1.4%      2.3%
                                                             =====     =====        =====     =====

   Three Months Ended September 30, 2002 Compared to Three Months
    Ended September 30, 2001

     Revenues, net for the three months ended September 30, 2002 were approximately $23.6 million as compared to approximately $20.0 million for the same period in 2001, an increase of 18.1%. Revenues for the Company's Reproductive Science Centers increased by a net $1.8 million, or 11.7%, from the third quarter of 2001 to the third quarter of 2002. This increase is principally attributed to increased patient volume at the various network sites, augmented in part by the establishment of additional clinical locations at several of the Company's centers during the fourth quarter of 2001, and the addition of $0.9 million of revenue at the Company's new Florida location in the third quarter of 2002. The revenue increase was partially reduced by the loss of $0.4 million of revenue related to the termination payment received in 2001 from a hospital-based center. Revenues for the Company's pharmaceutical division increased $1.6 million, or 38.2%, from the third quarter of 2001 to the third quarter of 2002. This increase is due to increased patient participation within the Company's Fertility Centers as well as expansion of the program to affiliated clinics within the Company's network. Other revenues increased from $200,000 in the third quarter of 2001 to $415,000 in the third quarter of 2002, as a result of a rising revenue stream from the Company's FertilityDirect program.

     Total costs of services as a percentage of revenues increased by 0.7% to 87.1% during the third quarter of 2002 as compared to 86.4% for the third quarter of 2001 due mainly to the continued increases in volume of lower margin pharmaceutical goods and the impact of the revised Reproductive Science Center fee structure, previously discussed.

     Costs of services for the Company's Reproductive Science Center division as a percentage of the related revenue increased from 83.8% in the third quarter of 2001 to 84.4% during the third quarter of 2002 principally due to the revised fee structure and the fact that the termination payment discussed above for 2001 had very low costs associated with it. Costs of services as a percentage of related revenue for the Company's pharmaceutical division increased from 95.7% in the third quarter of 2001 to 96.2% in the third quarter of 2002 due principally to changes in drug cost rebate programs offered by pharmaceutical manufacturers in 2002 as compared to 2001. Other costs of services as a percentage of revenue decreased from 94.0% in the third quarter of 2001 to 76.1% during the third quarter of 2002, as start-up costs associated with the Company's FertilityDirect program have decreased.

     Total Contribution for the three months ended September 30, 2002 was $3.0 million, up from the $2.7 million reported in the third quarter of 2001, due principally to the gains mentioned above, partially offset by a $0.3 million reduction in contribution from the 2001 termination payment.

     General and administrative expenses for the third quarters of 2002 and 2001 were $2.2 million and $1.9 million, respectively. As a percentage of revenues, general and administrative expenses decreased to 9.5% in the third quarter of 2002 from 9.7% in the third quarter of 2001.

     Amortization of intangible assets was $304,000 in the third quarter of 2002 as compared to $224,000 in the third quarter of 2001, an increase of 35.7%. This increase is attributable to the payment of additional business service rights related to physicians in the Company's Long Island and Shady Grove locations, as well as to the initiation of the Company's Florida practice during the second quarter of 2002.

     Interest income for the third quarter of 2002 decreased to $21,000 from $44,000 for the third quarter of 2001 due to lower interest rates earned on invested cash balances. Interest expense for the third quarter of 2002 decreased to $40,000 from $61,000 in the third quarter of 2001 principally due to scheduled debt payments on the Company's term loan.

     During the third quarter of 2002, the Company provided for both federal and state taxes whereas in 2001, only state taxes were provided for. The Company will not have to pay federal taxes due to net operating loss carry-forwards, however these loss carry-forwards have been recorded as a deferred tax asset in the fourth quarter of 2001 and since payment is not made for federal taxes, the deferred tax asset account is reduced for the amount that would have been paid if there had been no loss carry-forward. The Company's effective tax rate for the third quarter of 2001 was approximately 12.2% and the effective tax rate for the third quarter of 2002 was approximately 32.9%. The 2002 third quarter rate reflects credits for the reversal of state taxes provided for in prior periods, which were in excess of actual tax liabilities.

     Net income was $325,000 in the third quarter of 2002 as compared to $469,000 in the third quarter of 2001, a decrease of 30.7%. This decrease resulted from the factors discussed above, including the loss of the termination payment and the higher tax rate.

   Nine Months Ended September 30, 2002 Compared to Nine Months
    Ended September 30, 2001

     Revenues, net for the nine months ended September 30, 2002 were approximately $65.3 million as compared to approximately $54.7 million for the same period in 2001, an increase of 19.3%. Revenues for the Company's Reproductive Science Centers increased $6.6 million, or 15.2%, from the first nine months of 2001 to the first nine months of 2002. This increase is attributed to increased patient volume at each of the network sites, facilitated in part by the establishment of additional clinical locations during the fourth quarter of 2001, and the addition of the Company's Florida location to its Business Services division during the second quarter of 2002. Revenues for the Company's pharmaceutical division increased $3.2 million, or 28.4%, from the first nine months of 2001 to the same period in 2002 due to increased patient participation within the Company's Fertility Centers and the expansion of the program to the Company's affiliated Network sites. Other revenues increased from $0.3 million to $1.0 million from the first nine months of 2001 to the first nine months of 2002, as a result of the rising revenue stream from the Company's FertilityDirect program.

     Total costs of services as a percentage of revenues increased by 1.4% to 87.4% during the first nine months of 2002 as compared to 86.0% for the same period in 2001. Costs of services as a percentage of the related revenue for the Company's Reproductive Science Center division increased from 83.1% during the first nine months of 2001 to 85.0% during the same period in 2002. This increase is attributed substantially to the elimination of the hospital center termination payment and the impact of the revised fee structure previously disclosed by the Company. Costs of services as a percentage of the related revenue for the Company's pharmaceutical division increased 0.5% from 95.7% in the first nine months of 2001 to 96.2% in the first nine months of 2002 reflecting pricing changes by pharmaceutical manufacturers in 2002. Other costs of services as a percentage of revenue decreased from 150% during the first nine months in 2001 to 83.4% for the same period in 2002 reflecting growth in the Company's FertilityDirect program.

     Total Contribution for the nine months ended September 30, 2002 was $8.2 million, an increase of 6.8% from the $7.7 million for the same period in 2001 reflecting volume growth in the Company's Reproductive Science Centers as well as improvement in contribution from the FertilityDirect program, somewhat offset by the elimination of $1.0 million in contribution from 2001's termination payment.

     General and administrative expenses for the first nine months of 2002 were approximately $6.0 million as compared to $5.5 million during the same period in 2001. As a percentage of revenues, general and administrative expenses decreased to approximately 9.2% in the first nine months of 2002 from approximately 10.1% in the first nine months of 2001.

     Amortization of intangible assets was $780,000 during the first nine months of 2002 as compared to $665,000 for the same period of 2001, an increase of 17.3%. This increase is attributable to the payment of additional business service rights related to physicians in the Company's Long Island and Shady Grove locations, as well as to the initiation of the Company's Florida practice during the second quarter of 2002.

     Interest income for the first nine months of 2002 decreased to $73,000 from $142,000 for the same period in 2001 due to lower interest rates earned on invested cash balances. Interest expense for the first nine months of 2002 decreased to $119,000 from $224,000 during the first nine months of 2001 principally due to scheduled debt payments on the Company's term loan.

     During the first nine months of 2002, the Company provided for both federal and state taxes whereas in 2001, only state taxes were provided for. Net operating loss carry-forwards will shield the Company from substantially all of it's federal tax burden in 2002. These loss carry-forwards had been recorded as a deferred tax asset in the fourth quarter of 2001; however, since payment is not made for federal taxes, the deferred tax asset account is amortized to the

Company's tax expense for the amount, which would have been paid if there had been no loss carry-forward. The Company's effective tax rate for the first nine months of 2001 was approximately 12.7% and was comprised mainly of a provision for state income taxes. The effective tax rate for the first nine months of 2002 was approximately 33.0% and included an approximate 3.0% provision for state income taxes (as a result of previous overpayments) and an approximate 30.0% provision for federal taxes.

     Net income was $927,000 for the first nine months of 2002 as compared to $1.2 million for the same period of 2001. This decrease resulted from the factors discussed above, principally the elimination of approximately $972,000 of contribution from the 2001 termination payment and the increased tax provision resulting from amortization of the deferred tax asset.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through sales of equity securities, issuances of notes and internally generated sources. In addition, the Company has a term loan and revolving line of credit with a leading bank to provide financing for working capital and business development purposes. Working capital was $2.0 million as of September 30, 2002 compared to working capital of $4.2 million as of December 31, 2001. During the first nine months of 2002, the Company purposely used the majority of the $4.2 million of working capital it had at December 31, 2001 to fund it's new Florida based Business Services agreement and Preferred Stock repurchase. The Company is presently evaluating its debt position and balance sheet leverage options and may effect changes to each in the future (see concluding paragraph to this section). As mentioned earlier, the Company sold common shares and warrants in a private placement in the third quarter of 2002, raising approximately $1.3 million of working capital.

     In September 2001, the Company amended its existing credit facility with Fleet Bank, N.A. The amended facility is comprised of a $7.0 million three-year working capital revolver, and a continuance of the Company's existing $4.0 million 5.5 year term loan, of which approximately $2.8 million remained outstanding with a remaining term of approximately 2.5 years as of the date of the amendment. Availability of borrowings under the working capital revolver are based on eligible accounts receivable as defined and as of September 30, 2002, the full amount of the $7.0 million was available as there were no amounts outstanding under the revolver. As of September 30, 2002, the term loan balance was $1.5 million. The Fleet credit facility is collateralized by all of the Company's assets.

     The Fleet credit facility limits the amount of capital expenditures during a twelve-month period. The Company incurred capital expenditures in excess of the limit and Fleet waived compliance with that section of the loan agreement for the quarter ended September 30, 2002.

     In October 2002, the Company redeemed its remaining 12,251 shares of Series a Preferred Stock for $10.30 per share plus accumulated dividends. This redemption frees the Company from its dividend obligation and also provides additional flexibility for structuring future issues of capital securities.

      Contractual obligations and other commitments for 2003, as discussed below, represent payments on existing debt and leases as well as anticipated capital improvements. Payment for these commitments and obligations will come from existing working capital, future expected cashflows and if needed, draw downs under existing available lines of credit.

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

Significant Contractual Obligations and Other Commercial Commitments:

The following summarizes the Company's contractual obligations and other commercial commitments at September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                               Payments Due by Period
                                 --------------------------------------------------------------------------------
                                      Total     Less than 1 year      1 - 3 years    4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------
Long-term debt................       $ 1,683,000   $ 1,183,000         $  500,000     $       --     $       --
Capital lease obligations.....            76,000        76,000                 --             --             --
Operating leases..............        16,354,000     2,677,000          4,941,000      4,126,000      4,610,000
Capital improvements..........         7,000,000     7,000,000                                 _              _
Total contractual cash
    obligations...............       $25,113,000   $10,936,000         $5,441,000     $4,126,000     $4,610,000


                                                      Amount of Commitment Expiration Per Period
                                   -------------------------------------------------------------------------------
                                       Total      Less than 1 year    1 - 3 years   4 - 5 years      After 5 years
                                   -------------  ----------------   -------------  -------------    -------------
Lines of credit...............      $  7,000,000       $     --        $7,000,000      $      --       $     --
Total commercial
    commitments...............      $  7,000,000       $     --        $7,000,000      $       --      $     --


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

New Accounting Standards

Financial Accounting Standards 145 --

   This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the adoption of SFAS 145 will have a significant impact on its financial statements.

Financial Accounting Standard 146 --

      This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe the adoption of SFAS 146 will have a significant impact on its financial statements.

Financial Accounting Standard 147 --

      FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The Company does not believe the adoption of SFAS 147 will have a significant impact on its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


Item 4. Controls and Procedures


(a) Evaluation of disclosure controls and procedures.


Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in internal controls.


There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.

                     In June 2002, the Company was served with a Complaint, captioned WINFertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company has served and filed an answer denying all material allegations of the complaint and asserting affirmative defenses. The company has also filed a counterclaim against the plaintiff demanding an accounting and return of certain fees paid to plaintiff by the Company. The Company has meritorious defenses to the claims, and based on opinion of counsel, believes that the likelihood of the suit having a material adverse effect on the financial position, results of operations or the cash flows of the Company is remote.

     Item 2.      Changes in Securities and Use of Proceeds.

                     On July 30, 2002, the Company completed a private placement of 220,000 shares of its common stock at $6.25 per share and warrants to purchase 88,000 shares of common stock at an exercise price of $9.00 per share, resulting in gross proceeds of $1,375,000. The warrants become exercisable commencing January 31, 2003 and expire January 30, 2006. The securities were sold in a private placement in reliance on Regulation D under the Securities Act of 1933. H.C. Wainwright & Co. acted as placement agent for the private placement and received a cash fee of $33,750 and warrants to purchase 17,600 shares of common stock at an exercise price of $6.25 per share.

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.
                     None.


     Item 5.      Other Information.
                     None.

     Item 6.      Exhibits and Reports on Form 8-K.
                     See Index to Exhibits on Page 21.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTEGRAMED AMERICA, INC.
                                                  (Registrant)




Date:    November 13, 2002                  by:  /s/ John W. Hlywak, Jr
                                                     ------------------
                                                     John W. Hlywak, Jr.
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gerardo Canet, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of IntegraMed
         America, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                              By: /s/Gerardo Canet
                                                   ---------------------------

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John W. Hlywak, Jr., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of IntegraMed
         America, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                                   By: /s/John W. Hlywak, Jr
                                                        ------------------------

Exhibit
Number                                               Exhibit

10.113(h)  --     Amendment  to Amended  and  Restated  Loan  Agreement  between
                  IntegraMed  America,   Inc.  and  Fleet  National  Bank  dated
                  September 20, 2002.

10.118(a)  --     Amendment  No.  1  to  Service  Agreement  between  IntegraMed
                  America,  Inc.,  and  Northwest  Center  for  Infertility  and
                  Reproductive Endocrinology dated June 14, 2002

99.19      --     Registrant's Press Release dated October 25, 2002.  (1)

99.20      --     Registrant's Press Release dated October 30, 2002.  (2)

99.21      --     CEO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002 dated November 13, 2002.

99.22      --     CFO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002 dated November 13, 2002.

-----------------------------------------------
(1) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated October 28, 2002, which was filed erroneously as
         Exhibit 99.17.

(2) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated October 31, 2002, which was filed erroneously as
         Exhibit 99.18.