Form 10-K
period 2002-12-31
INTEGRAMED AMERICA INC
filed 2003-03-27
CIK 885988

================================================================================






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

   Two Manhattanville Road
      Purchase, New York                               10577
(Address of principal executive offices)            (Zip Code)

                                 (914) 253-8000
              (Registrant's telephone number, including area code)
                          ____________________________

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                          -----

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes__   No X
                                             -----

     Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $19.2 million on June 28, 2002 based on the closing sales price of the Common Stock on such date.

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding was approximately 3,360,000 on March, 14, 2003.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     See Part III hereof with respect to incorporation by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 2002 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.


                                     PART I

ITEM 1.  Business

Company Overview

     IntegraMed America, Inc. (the "Company") offers products and services to patients, providers, and payers in the fertility industry. The IntegraMed Network is comprised of twenty-two fertility centers in major markets across the United States, pharmaceutical products and services, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Sixteen fertility centers purchase discrete service packages provided by the Company and six fertility centers have access to the entire portfolio of products and services under the comprehensive FertilityPartners(TM) program. All twenty-two fertility centers have access to the Company's consumer services, principally pharmaceutical products and patient financing products. The Company was incorporated in Delaware on June 4, 1985.

Industry -- Reproductive Medicine

     Reproductive medicine encompasses the medical discipline that focuses on male and female reproductive systems and processes. There are many reasons why couples have difficulty conceiving, and accurate identification of a specific cause of infertility can be time consuming, expensive and requires access to specialized diagnostic and treatment services. Many gynecologists do not have the time or interest to perform a complete evaluation of the infertile couple and therefore often bypass detailed diagnostic testing. Instead, they often provide initial medical treatment of infertility, without extensive diagnosis, by prescribing a drug called clomiphene citrate, which helps to correct ovulatory problems. This treatment is fairly inexpensive and occasionally resolves the problem if the only obstacle to pregnancy is in fact an ovulatory problem. It is generally recommended that women receive this drug for no more than three to six ovulatory cycles. If pregnancy has not occurred, referral should be made to a fertility specialist who can offer more advanced treatments. Fertility specialists are gynecologists who perform more sophisticated medical and surgical fertility diagnosis and treatments. Reproductive endocrinology refers to the diagnosis and treatment of all hormonal problems that lead to abnormal reproductive function or have an effect on the reproductive organs. Reproductive endocrinologists are physicians who have completed four years of residency training in obstetrics and gynecology and have at least two years of additional training in an approved subspecialty fellowship program.

     Conventional fertility services include diagnostic tests performed on the female, such as endometrial biopsy, laparoscopy/hysteroscopy examinations and hormone screens, and diagnostic tests performed on the male, such as semen analysis. Depending on the results of the diagnostic tests performed, treatment options may include, among others, fertility drug therapy to stimulate regular and predictable ovulation, artificial insemination and fertility surgeries to correct anatomical problems. Procedures that require gametes (sperm and eggs) to be handled in vitro (outside the body) are classified as assisted reproductive technology ("ART") services. Current types of ART services include in vitro fertilization ("IVF"), gamete intrafallopian transfer ("GIFT"), zygote intrafallopian transfer ("ZIFT"), tubal embryo transfer, frozen embryo transfer and donor egg programs. IVF represents the most frequently employed form of ART. Current techniques used in connection with IVF services include intracytoplasmic sperm injection("ICSI"), assisted hatching, cryopreservation of embryos and blastocyst culture and transfer.

     There are currently approximately 43,000 obstetricians/gynecologists in the United States of which approximately 1,000 concentrate on providing fertility services as reproductive endocrinologists. There are currently approximately 390 centers across the country that provide ART services. These centers are predominantly staffed by reproductive endocrinologists. Approximately one-third of the ART centers are hospital-based and two-thirds are physician-office based. As ART has become more sophisticated, more predictable and less experimental, there has been a clear shift of services out of hospitals and into physician offices. Compared to other medical niches, the fertility services industry is concentrated among relatively few providers and few manufacturers of medication and devices.

     Infertility is generally defined as the inability to conceive after one or more years of a couple having unprotected intercourse. According to The American Society for Reproductive Medicine in its most recent published data, it is estimated that in 1996 approximately 10% of couples, or 6.1 million couples, had impaired fertility. According to the 1999-2000 Dorland Biomedical Healthcare Marketplace Guide, the annual expenditures relating to fertility services are approximately $2 billion. The Company believes that multiple factors over the past several decades have affected fertility levels. A demographic shift in the United States toward the deferral of marriage and first birth has increased the age at which women are first having children. This, in turn, increases the incidence of infertility, making conception more difficult, thereby increasing the demand for ART services. Fortunately, technological advances in the treatment of infertility, especially IVF, have enhanced treatment outcomes and the prognoses for many couples.

     According to the latest survey on the subject, the William M. Mercer/Foster-Higgins' National Survey of Employer-sponsored Health Plans/1995, approximately one quarter of all health plan sponsors with at least 10 employees provide some coverage for the treatment of infertility. Because patients seeking fertility treatment often have other gynecological symptoms, health plans may cover diagnostic expenses even when infertility treatment itself, is not a covered benefit. Currently, there are several states that mandate offering benefits of varying degrees for fertility services, including ART services. In some states, the mandate is limited to an obligation on the part of the payer to offer the benefit to employers. In Massachusetts, Rhode Island, Maryland, Arkansas, Illinois, Hawaii and New Jersey the mandate requires coverage of conventional fertility services, as well as ART services. In addition to payer driven initiatives to broaden coverage, several legislative initiatives are emerging as a driving force behind making fertility services more readily available. Legislation requiring all health plans to provide coverage for diagnosis and treatment of infertility has been introduced in several states. In fact, the legislative mandate for insurance coverage in New Jersey was just enacted in 2002. Finally, the 1998 Supreme Court Ruling that reproduction is a major life activity covered under the Americans with Disability Act (the "ADA") led to an Equal Employment Opportunity Commission administrative ruling that a New York company discriminated against one of its employees by not providing insurance coverage for fertility services.

     ART services are the most rapidly growing segment of the fertility market. According to the Society of Assisted Reproductive Technology ("SART"), approximately 10,000 ART procedures were performed in 1987. In 2000, the most recent year for which data are available, approximately 93,000 ART procedures were performed. There is reason to believe that the market will continue to grow in the future for the following reasons: (i) the quality of ART treatments is improving, making outcomes much more acceptable; (ii) improvements in embryo culture media and implantation rates are leading to the capability of reducing high order multiple pregnancies - one of the greatest risk factors of ART services; (iii) with improving pregnancy rates, the cost of treatment is decreasing thereby making high technology services more affordable; (iv) new ART services that improve embryo quality and the likelihood of pregnancy, such as blastocyst culture and transfer, continue to emerge fueling an expansion of the industry; (v) the improving relationship between cost and quality is causing physicians to substitute more effective ART treatments for less effective conventional fertility services; (vi) public policy initiatives including legislative mandates for insurance coverage and the definition of reproduction as a major life activity covered by the ADA are producing a more favorable reimbursement climate; and (vii) demand for ART services is increasing through greater public awareness and acceptance of ART services.

     The market conditions producing business opportunities for the Company include: (i) the high level of specialized skills and technology required for comprehensive patient treatment; (ii) the capital-intensive nature of acquiring and maintaining state-of-the-art medical equipment, laboratory and clinical facilities; (iii) the need to develop and maintain specialized management information systems to meet the increasing demands of technological advances, patient monitoring and third-party payers; (iv) the need for seven-days-a-week service to respond to patient needs and to optimize the outcomes of patient treatments; (v) the high cost of treatment with inadequate insurance benefits in most markets; and (vi) the high cost of pharmaceutical products requiring patient education and support.

Company Strategy

     The Company's strategy is to align information, technology and finance for the benefit of fertility patients, providers, and payers. The primary elements of the Company's strategy include: (i) expanding the IntegraMed Provider Network into new major markets; (ii) increasing the number and value of service packages purchased by members of the IntegraMed Provider Network; (iii) entering into additional FertilityPartners(TM) contracts; (iv) increasing revenues at contracted FertilityPartners(TM) centers; (v) increasing the number of Shared Risk Refund treatment packages (as defined below) sold to patients of the IntegraMed Provider Network and managing the risk associated with the Shared Risk Refund program; (vi) increasing sales of pharmaceutical products and services; and (vii) developing Internet-based access to personalized health information.

   Expand the IntegraMed Provider Network

     The Company will seek to expand the IntegraMed Provider Network to cover additional major market areas across the country. The Company will primarily focus the IntegraMed Provider Network development activities on major markets with populations in excess of one million because the demographics of consumers who access fertility services are consistent with the demographics of most major metropolitan markets. In addition, the relatively low incidence of infertility requires a large population base to support a sophisticated fertility center. The Company believes high quality fertility centers are capable of drawing consumers from approximately a one hundred mile radius or more if alternatives are unavailable. It is the Company's belief that these market dynamics would allow the Company to cover a large percentage of the national population by expanding the IntegraMed Provider Network to the fifty largest metropolitan markets across the country.

     The entry point for fertility centers participating in the IntegraMed Provider Network is the FertilityDirect program. The FertilityDirect program provides contracted fertility centers with exclusive market access to the Company's products and services that support patient recruitment. Included in this program are (i) Shared Risk Refund treatment packages (as described below),
(ii) treatment financing and (iii) Internet marketing. The Company licenses these programs exclusively to one leading fertility center in each major market targeted.

   Increase the Number and Value of Service Packages sold to Participating
    Fertility Centers

     The Company has a portfolio of discrete  service  packages that are sold to
fertility  centers   participating  in  the  IntegraMed  Provider  Network.  The
Company's service offerings include:

     FertilityWeb(TM) - a Web Site development, hosting and marketing service that helps contracted fertility centers develop and maintain a modern, transaction oriented Web Site. Web Sites for contracted fertility centers are built with a technology known as Dynamic Site Rendering Engine ("DSRE"). DSRE also contains a web editing tool that permits anyone with a common web browser to maintain the Web Site to ensure it is up to date. Contracted fertility centers also gain access to additional web site visitors by virtue of their placement on www.integramed.com, the Company's industry leading web site.

     FertilityPurchase(TM) - a group purchasing program exclusively available to fertility centers participating in the IntegraMed Provider Network. The focus of the FertilityPurchase program is on high cost disposable supplies, laboratory reagents and capital equipment used by fertility centers in diagnosing and treating infertility. The Company intends to extend this program to include other products and services that fertility centers commonly purchase in the ordinary course of business, including malpractice insurance, computers and medical supplies.

     FertilityMarKit(TM) - a package of award-winning marketing and sales programs that have helped contracted fertility centers to grow at three times the average rate for the industry. This service includes access to the Company's proprietary marketing collateral material library of ads, brochures, fliers and announcements. In addition, the Company conducts quarterly sales and marketing training seminars, offers a media buying service and produces radio and television ads and educational videos.

     ARTWorks(R) Clinical Information System - a proprietary clinical information system focused exclusively on the unique requirements of providing clinical care to patients seeking fertility treatment. Owned and maintained by the Company, ARTWorks Clinical Information System is distributed on an application services provider ("ASP") model. Under this model, the Company maintains the application in its dedicated data center in New York. Contracted fertility centers only need to gain access to the application with an appropriate telecommunication link and maintain their own local area network to utilize the application. The benefit of the ASP model is that the Company's customers do not need to invest in expensive hardware or licensing fees to gain access to the application. The Company has also optimized the application by developing and maintaining an interface with commonly used laboratory equipment and the Company's chosen practice management and financial information systems.

     ARTWorks Practice Management Information System - based on the Misys Vision system, is an information system that enables contracted fertility centers to have a sophisticated scheduling, billing and accounts receivable system. The Misys system is also offered on an ASP model, which permits contracted fertility centers to gain access to a powerful practice management system at a fraction of the cost of traditional installation. This system has been customized to the unique requirements of fertility centers and has helped contracted fertility centers to maintain excellent performance on managing accounts receivable.

     FertilityPartners(TM) - fertility centers that contract for this program, receive a comprehensive, turnkey fertility center operation, may use the "Reproductive Science Center" designation and have access to the Company's entire portfolio of services including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment; (ii) access to capital and servicing and financing patient accounts receivable; (iii) marketing and sales; (iv) integrated information systems; and
(v) assistance in identifying best clinical practices.

     Entering in to FertilityPartners(TM)  Contracts

     Fertility centers participating in the FertilityPartners program are entitled to the Company's full service support. The Company will primarily focus its FertilityPartners contracting efforts on fertility centers participating in the IntegraMed Provider Network. These are fertility centers that have contracted with the Company for more limited, discrete service packages and have developed a good working relationship with the Company. This good working relationship mitigates risk associated with capital investments that are part of the FertilityPartners program. The Company believes that a number of factors will contribute to the successful transition of certain participating providers in the IntegraMed Provider Network to the FertilityPartners program. These factors include: (i) the high quality reputation of the Company in providing services in the areas of fertility and ART services; (ii) the Company's expertise in assisting its customers in increasing revenues and maintaining cost efficient operations; (iii) the Company's success in improving patient outcomes by providing laboratory support services to the FertilityPartners program; and
(iv) the capital intensive nature of operating modern, sophisticated fertility centers and the difficulty most physician groups have in accessing sufficient capital.

   Increasing Revenues from FertilityPartners(TM) Contracts

     The Company expects to increase revenues derived under its FertilityPartners contracts by: (i) sponsoring mergers with smaller fertility physician group practices; (ii) making available expanded laboratory and ART services at the fertility centers, thereby increasing revenues per patient;
(iii) making available increased marketing and sales support to fertility centers; and (iv) increasing the opportunity for participation by the fertility centers in clinical trials of new drugs, medical devices and diagnostic technologies under development.

   Increasing the Number of Shared Risk Refund Treatment Packages Sold and Managing the Associated Risk

     The Company will seek to increase the number of Shared Risk Refund treatment packages sold directly to consumers. The Shared Risk Refund program was established at Shady Grove Fertility Reproductive Science Center ("Shady Grove") - the leading fertility center in the metropolitan Washington, DC area, a FertilityPartner and a member of the IntegraMed Provider Network. Based on the experience at Shady Grove, the Company developed an actuarial model that allows pricing a treatment package to consumers. The Shared Risk Refund program consists of a package that includes up to three cycles of in vitro fertilization for one fixed price with a significant refund if the patient does not deliver a baby. Under this innovative financial program, the Company receives payment directly from consumers who qualify for the program and pays contracted fertility centers a defined reimbursement for each treatment cycle performed.

     To manage the risk  associated  with the Shared  Risk Refund  program,  the
Company has developed a pre-authorization and a case management program. The pre-authorization is a structured process of collecting pre-treatment diagnostic information on each patient seeking enrollment in the Shared Risk Refund program. By evaluating clinical information the Company can assess the likelihood of any individual achieving pregnancy. In addition, each patient enrolled in the Shared Risk Refund program is evaluated as part of a case management program to continually assess response to treatment. Both the pre-authorization program and the case management program help to manage the risk fundamental to the Shared Risk Refund program.

   Increasing Sales of Pharmaceutical Products and Services

     The Company will continue its efforts to expand the pharmaceutical products and services line by: (i) providing Education Matters(TM) - a comprehensive patient educational support program; (ii) packaging products in the Cycle Kit(TM)- a unique packaging system that provides patients with all supplies and instructions for proper utilization of medication; (iii) minimizing cost to patients and payers by implementing Cycle Track(TM) - a fertility pharmaceutical case management system that dispenses only the required amount of medication for patients to complete their treatment; (iv) implementing an aggressive marketing and sales program in cooperation with ivpcare, inc. (the supplier of pharmaceuticals to IntegraMed Pharmaceutical Services, Inc., a wholly-owned subsidiary of the Company ("IPSI")); and (v) expanding the offering beyond the six FertilityPartners centers to the entire IntegraMed Provider Network.

   Developing Internet-Based Access to Personalized Health Information

     The Company will continue to develop www.integramed.com as a leading fertility portal. The web site has provided a direct marketing infrastructure that allows the Company to offer efficient transaction processing capability for consumers and affiliated fertility centers. Currently consumers can participate in an on-line tutorial, subscribe to a bi-weekly newsletter, apply for an appointment, apply for treatment financing, apply for the Shared Risk Refund program and apply to become an egg donor. All transactions are logged to an Oracle database housed in the Company's data center. In addition, contracted fertility centers receive patient inquiries and referrals as appropriate.

Core Competencies

     The Company's service packages are constructed from core competencies. In particular, the Company's core competencies include: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment; (ii) access to capital and servicing and financing patient accounts receivable; (iii) marketing and sales; (iv) integrated information systems; and (v) assistance in identifying best clinical practices.

     By providing fertility centers with access to these resources, the Company enables contracted fertility centers to achieve improved efficiencies and business outcomes.

   Administrative Services

     The Company provides administrative services to fertility centers, including: (i) accounting and finance services, such as billing and collections, accounts payable, payroll, and financial reporting and planning; (ii) recruiting, hiring, training and supervising all non-medical personnel; and
(iii)  purchasing  of  supplies,   pharmaceuticals,   equipment,   services  and
insurance.

   Access to Capital

     The Company provides fertility centers with a significant competitive advantage through immediate access to capital for expansion and growth. The Company also offers physician providers in its network rapid access to the latest technologies and facilities in order for them to provide a full spectrum of services and compete effectively for patients in the marketplace. For example, the Company has built a new facility that includes an embryology laboratory for certain fertility centers, thereby enabling them to expand their service offerings to include a number of services (including laboratory and ART services) which had previously been outsourced. The Company believes that access to these facilities and new technologies has improved the ability of the fertility centers to offer comprehensive high quality services, expand the revenue base per patient, and compete effectively.

   Marketing and Sales

     The Company's marketing and sales department specializes in the development of sophisticated marketing and sales programs giving fertility centers access to business-building techniques to facilitate growth and development. In today's highly competitive health care environment, marketing and sales are essential for the growth and success of fertility centers. However, these marketing and sales efforts are often too expensive for many physician practice groups. Affiliation with the IntegraMed Provider Network provides physicians access to significantly greater marketing and sales capabilities than would otherwise be available. The Company's marketing services focus on revenue and referral enhancement, relationships with local physicians, media and public relations and managed care contracting.

     The Company believes that participation in its network will assist fertility centers in establishing contracts with managed care organizations. The Company believes that by integrating fertility physicians with ART facilities, and thereby developing full service fertility centers, practices within the IntegraMed Provider Network will be permitted to compete more effectively for managed care contracts.

   Integrated Information System

     The Company is using its established base of fertility centers to continuously develop a nationwide, integrated information system, called ARTWorks(TM), to collect and analyze clinical, patient, financial and marketing data. The Company believes it is able to use this data to control expenses, measure patient outcomes, improve patient care, develop and manage utilization rates and maximize reimbursements. The Company also believes this integrated information system allows the fertility centers to more effectively compete for and price managed care contracts, in large part because an information network can provide these managed care organizations with access to patient outcomes and cost data.

   Assistance in Identifying Best Clinical Practices

     The Company assists fertility centers in identifying best clinical practices and implementing quality assurance and risk management programs in order to improve patient care and clinical outcomes. For example, the Company has instituted the Council of Physicians and Scientists, who review the principal elements necessary to achieve successful treatment outcomes and assist physicians in optimizing such outcomes. The Company's structured Clinical Quality Improvement Program under the auspices of the Council of Physicians and Scientists produces a distinctive competitive advantage in the marketplace for the Company's network of fertility centers.

FertilityPartners Contracts

     The Company has a FertilityPartners contract with six fertility centers, which in turn employ and/or contract with the physicians.

   Current FertilityPartners Contracts

     The Company currently has contracts with six fertility centers consisting of 25 locations in nine states and the District of Columbia. There are 48 physicians and Ph.D. scientists, including physicians and Ph.D. scientists employed and/or contracted by the fertility centers, as well as physicians who have arrangements to utilize the Company's facilities. The following table describes in detail each fertility center:


                                                                                 Number of           Initial
                                                                 Number of    Physicians and    Business Services
              Fertility Centers                   State          Locations   Ph.D. Scientists     Contract Date
              -----------------                   -----          ---------   ----------------     -------------

Reproductive Science Center of Boston........      MA, NH & RI       5              10            July 1988
Reproductive Science Associates..............      NY                2               5            June 1990
Reproductive Science Center of the Bay Area
   Fertility and Gynecology Medical Group....      CA                3               6            January 1997
Fertility Centers of Illinois................      IL                7              12            August 1997
Shady Grove Fertility Reproductive
   Science Centers...........................      MD, VA & DC       5              10            March 1998

IVF Florida 2002.............................      FL                3               5            April 2002


   Establishing FertilityPartners Contracts

     In establishing a FertilityPartners contract, the Company typically: (i) acquires certain assets of a fertility center; (ii) enters into a long-term services agreement with the fertility center under which the Company provides comprehensive services; and (iii) assumes the principal administrative and financial functions of the fertility center. In addition, the Company typically requires (a) that the fertility center enter into long-term employment agreements containing non-compete provisions with the affiliated physicians and
(b) that each of the physician shareholders of the fertility center enter into a personal responsibility agreement with the Company. Typically, the fertility center's related medical practice contracting with the Company is a professional corporation in which certain of, or all of, the physicians are the shareholders.

     Typically, the FertilityPartners contracts obligate the Company to pay a fixed sum for the exclusive right to service the fertility center, a portion or all of which is paid at the contract signing with any balance to be paid in future annual installments. The agreements are typically for terms of 10 to 25 years and are generally subject to termination due to insolvency, bankruptcy or material breach of contract. Generally, no shareholder of the fertility center may assign his interest in the fertility center without the Company's prior written consent.

     The FertilityPartners contract provides that all patient medical care at a contracted fertility center is to be provided by the physicians of the fertility center and that the Company generally is responsible for providing defined services to the fertility center. The Company provides the equipment, facilities and support necessary to operate the fertility center and employs substantially all such other non-physician personnel as are necessary to provide technical, consultative and administrative support for the patient services at the fertility center. Under certain agreements, the Company is committed to provide a clinical laboratory. Under the agreements, the Company may also advance funds to the fertility center for providing new services, utilize new technologies, fund projects, purchase the net accounts receivable, provide working capital or fund mergers with other physicians or physician groups.

     Under five FertilityPartners agreements, the Company receives as compensation for its services a three-part fee comprised of: (i) a variable percentage of net revenues generally up to 6%; (ii) reimbursed costs of services (costs incurred in providing services to a fertility center and any costs paid on behalf of the fertility center); and (iii) a fixed percentage of earnings after the initial service fees which currently ranges from 10% to 19%.

     As compensation for providing services under the sixth agreement, the Company receives a fixed fee, plus reimbursed costs of services.

     On November 25, 2002, the Company announced the ending of its FertilityPartners agreement with Reproductive Science Associates of New York ("RSA of New York"). The agreement is to end on November 15, 2003. RSA of New York serves the Long Island market and revenues for the four quarterly periods ending prior to the announcement were $9.1 million. The program had a contribution of $750,000 for the same period. At the time of the announcement, the Company evaluated its exclusive business rights asset associated with RSA of New York and reduced that asset to its realizable value by adjusting the asset downward by $350,000.

     The Company reports all fees as "Revenues, net." Direct costs incurred by the Company in performing its services and costs incurred on behalf of the fertility centers are recorded in "cost of services incurred". The physicians receive as compensation all remaining earnings after payment of the Company's compensation.

   Physician Employment Agreements

     Employment agreements between the fertility centers and physicians generally provide for an initial term ranging from three to five years. The term may be automatically renewed at successive intervals unless the physician or the fertility center elects not to renew or such agreement is otherwise terminated for cause or the death or disability of a physician. The physicians are paid based upon either the number of procedures performed or other negotiated formulas agreed upon between the physicians and the fertility center, and the fertility centers provide the physicians with health, death and disability insurance and other benefits. The fertility centers are obligated to obtain and maintain professional liability insurance coverage, procured on behalf of the physicians. Pursuant to the employment agreements, the physicians agree not to compete with the fertility center with which they have contracted during the term of the agreement and for a certain period following the termination of such employment agreement. In addition, the agreements contain customary confidentiality provisions.

   Affiliate Care/Satellite Service Agreements

     Fertility centers may also have affiliate care agreements and satellite service agreements with physicians who are not employed by the fertility center. Under an affiliate care agreement, the fertility center contracts with a physician to provide certain services for the fertility center's patients, such as endocrine/ultrasound monitoring, or ART services.

Pharmaceutical Subsidiary

     IPSI markets fertility-related pharmaceutical products to certain participating providers in the IntegraMed Provider Network. IPSI contracts with ivpcare, inc., a licensed pharmacy specializing in dispensing pharmaceutical products, which provides certain business services to IPSI.

Financing Subsidiary

     IntegraMed Financial Services, Inc. ("IFS"), a wholly owned subsidiary of the Company, arranges financing to qualified patients of the IntegraMed Provider Network at rates significantly lower than credit cards and other finance companies. IFS is administered by AmeriFee LLC, a third party vendor, which provides administrative management services to IFS. The loans are made to qualified patients by a third party bank. The patient makes payment directly to the medical practice. The bank pays a placement fee to the Company. Such revenue is recorded when the Company receives the cash at the time of closing the transaction.

Council of Physicians and Scientists

     The Company's Council of Physicians and Scientists (the "Council"), comprised mostly of representatives from the IntegraMed Provider Network, was established in 1996 to bring together leaders in reproductive medicine and embryology to promote a high quality clinical environment in the IntegraMed Provider Network. The Council meets twice each year and conducts monthly teleconferences on topics related to improving infertility treatment and diagnosis. The Council publishes its recommendations and the Company's staff follows up on implementing Council recommendations. The Council reviews and recommends accepting or denying additional physicians who want to join the IntegraMed Provider Network based on objective clinical credentialing criteria.

Reliance on Third-Party Vendors

     IPSI, as well as all medical providers who deliver services requiring fertility medication, are dependent on three third-party vendors that produce such medications (including but not limited to: Lupron, Follistim, Repronex, GonalF and Pregnyl) that are vital to treating infertility and ART services. Should any of these vendors experience a supply shortage, it may have an adverse impact on the operations of the IntegraMed Provider Network. To date, the IntegraMed Provider Network has not experienced any such adverse impacts.

Competition

     The business of providing health care services is intensely competitive and providers strive to find the most cost-effective method of providing quality health care. Although the Company focuses on medical groups that provide fertility and ART services, it competes for contracts with other health care services and management companies, as well as hospitals and hospital-sponsored management services organizations. If federal or state governments enact laws that attract other health care providers to the managed care market, the Company may encounter increased competition from other institutions seeking to increase their presence in the managed care market and which have substantially greater resources than the Company. There can be no assurance that the Company will be able to compete effectively with its current competitors. Nor can there be assurance that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets and service rights of fertility centers on terms beneficial to the Company.

     The fertility industry is highly competitive and characterized by technological improvements. New ART services and techniques may be developed that may render obsolete the ART services and techniques currently employed at the fertility centers. Competition in the areas of fertility and ART services is largely based on pregnancy and other patient outcomes. Accordingly, the ability of a fertility center to compete is largely dependent on its ability to achieve adequate pregnancy rates and patient satisfaction levels.

Government Regulation

     As a participant in the health care industry, the Company's operations and its relationships with the FertilityPartners centers and the IntegraMed Provider Network are subject to extensive and increasing regulation by various governmental entities at the federal, state and local levels. These include, but are not limited to, Federal and State Anti-Kickback Laws, Federal and State Self-Referral Laws, False Claim Laws, Federal and State Controlled Substances laws and regulations and Anti-Trust Laws. The Company believes its operations and those of the FertilityPartners centers are in material compliance with applicable health care laws. Nevertheless, the laws and regulations in this area are extremely complex and subject to changing interpretation and many aspects of the Company's business and business opportunities have not been the subject of federal or state regulatory review or interpretation. Accordingly, there is no assurance that the Company's operations have been in compliance at all times with all such laws and regulations. In addition, there is no assurance that a court or regulatory authority will not determine that the Company's past, current or future operations violate applicable laws or regulations. If the Company's interpretation of the relevant laws and regulations is inaccurate, there could be a material adverse effect on the Company's business, financial condition and operating results. There can be no assurance that such laws will be interpreted in a manner consistent with the Company's practices. There can be no assurance that a review of the Company or the fertility centers by courts or regulatory authorities will not result in a determination that would require the Company or the fertility centers to change their practices. There also can be no assurance that the health care regulatory environment will not change so as to restrict the Company's or the fertility centers' existing operations or their expansion. Any significant restructuring or restriction could have a material adverse effect on the Company's business, financial condition and operating results.

     Corporate Medical Practice Laws. The Company's operations may be subject to state laws relating to corporations practicing medicine. State laws may prohibit corporations other than medical professional corporations or associations from practicing medicine or exercising control over physicians, and may prohibit physicians from practicing medicine in partnership with, or as employees of, any person not licensed to practice medicine. Furthermore, operations in New York, California, Maryland and Illinois may be subject to fee-splitting prohibitions. State law may also prohibit a corporation other than professional corporations or associations (or, in some states, limited liability companies) from acquiring the goodwill of a medical practice. The Company believes its operations are in material compliance with applicable state laws relating to the corporate practice of medicine. The Company performs only non-medical administrative services, and in certain circumstances, clinical laboratory services. The Company does not represent to the public that it offers medical services. In each state, the fertility center is the sole employer of the physicians, and the fertility center retains the full authority to direct the medical, professional and ethical aspects of its medical practice. However, although the Company believes its operations are in material compliance with applicable state corporate practice of medicine laws, the laws and their interpretations vary from state to state, and are enforced by regulatory authorities who have broad discretionary authority. There can be no assurance that these laws will be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on the Company's business, financial condition and operating results.

     Health Insurance Portability and Accountability Act. Recently, the healthcare industry began to focus on the impact that the Health Insurance Portability and Accountability Act ("HIPAA") regulations and implementation might have on their operations and information systems. HIPAA was designed to reduce the amount of administrative waste in healthcare today and to further protect the privacy of any patient's medical information. HIPAA regulations identify certain standards for both manual processes and automated processes and systems handling patient medical information. The HIPAA regulations related to privacy of medical information are scheduled to be implemented on April 14, 2003. HIPAA regulations related to standard data formats and data sets for electronic transaction processing require implementation by October 2003.
Additional HIPAA regulations for security are scheduled to be implemented in April 2005. The HIPAA regulations may impose the need for additional required enhancements of the Company's internal systems. While the Company will incur costs to become compliant with the HIPAA regulations, management believes the regulations will not have a significant overall impact on the Company's results of operations. The Company is currently assisting its FertlityPartners in implementing the privacy and data format and sets standards.

Liability and Insurance

     Providing health care services entails a substantial risk of potential medical malpractice and similar claims. The Company does not itself engage in the practice of medicine or assume responsibility for compliance with regulatory requirements directly applicable to physicians, and therefore requires associated fertility centers to maintain medical malpractice insurance. In general, the Company has established a program that provides the fertility centers with such required insurance. However, in the event that services provided at the fertility centers or any affiliated medical practice are alleged to have resulted in injury or other adverse effects, the Company is likely to be named as a party in a legal proceeding.

     Although the Company currently maintains liability insurance that it believes is adequate in risk and amount, successful malpractice claims could exceed the limits of the Company's insurance and could have a material adverse effect on the Company's business. Moreover, there is no assurance that the Company will be able to obtain such insurance on commercially reasonable terms in the future or that any such insurance will provide adequate coverage against potential claims. In addition, a malpractice claim asserted against the Company could be costly to defend, could consume management resources and could adversely affect the Company's reputation and business, regardless of the merit or eventual outcome of such claim. In addition, in connection with the asset acquisition of certain fertility centers, the Company may assume some of the fertility center's stated liabilities. Therefore, an entity may assert claims against the Company for events related to the fertility center prior to its becoming a FertilityPartner. The Company maintains insurance coverage related to those risks that it believes is adequate as to the risks and amounts, although there is no assurance that any successful claims will not exceed applicable policy limits.

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

Employees

     As of March 14, 2003, the Company had 660 employees. Of these, 625 are employed at the FertilityPartners contracted fertility centers and 35 are employed at the Company's headquarters, including 7 who are executive management. Of the Company's employees, 138 persons at the FertilityPartners contracted fertility centers and none at the Company's headquarters are employed on a part-time basis. The Company is not a party to any collective bargaining agreement and believes its employee relationships are good.

Segment Information

     The Company is principally engaged in providing products and services to the fertility market. For disclosure purposes, the Company recognizes services offered to its network of fertility centers and its pharmaceutical distribution operations as separate reporting segments. The services segment includes revenue and costs categorized as FertilityPartners Service Fees and Other Revenue, as follows (000's omitted): Pharmaceutical Corporate Services Distribution Consolidated

                                                                              Pharmaceutical
                                                  Corporate       Services     Distribution   Consolidated
                                                  ---------       --------     ------------   ------------

For the Year ended December 31, 2002
     Percentage of total revenues...........          (0.4)%         78.0%          22.4%          100.0%
     Revenues...............................        $ (322)       $68,813        $19,709         $88,200
     Cost of Services.......................            --         59,953         18,396          78,349
                                                    ------        -------        -------         -------
     Contribution...........................          (322)         8,860          1,313           9,851

     General and administrative costs.......                                                       8,097
     Interest, net..........................                                                          52
                                                                                                 -------
     Income before income taxes.............                                                       1,702
                                                                                                 -------
     Depreciation expense included above....                                                       2,162
     Capital expenditures...................           238          1,792             --           2,030
     Total assets...........................        10,214         35,403          1,827          47,444

For the Year ended December 31, 2001
     Percentage of total revenues...........             0%          79.6%          20.4%         100.0%
     Revenues...............................       $    --        $58,791        $15,107         $73,898
     Cost of Services.......................            --         49,510         14,503          64,013
                                                    ------        -------        -------         -------
     Contribution...........................            --          9,281            604           9,885

     General and administrative costs.......                                                       7,827
     Interest, net..........................                                                         102
                                                                                                 -------
     Income before income taxes.............                                                     $ 1,956
                                                                                                 =======
     Depreciation expense included above....                                                     $ 1,652
     Capital expenditures...................       $   161        $ 1,504        $    --         $ 1,665
     Total assets...........................       $11,325        $31,138        $ 2,158         $44,621

                                                                              Pharmaceutical
                                                  Corporate       Services     Distribution   Consolidated
                                                  ---------       --------     ------------   ------------
For the Year ended December 31, 2000
     Percentage of total revenues...........            --%          83.0%          17.0%          100.0%
     Revenues...............................      $     --        $47,317       $  9,682         $56,999
     Cost of Services.......................            --         39,447          9,358          48,805
                                                    ------        -------        -------         -------
     Contribution...........................            --        $ 7,870       $    324         $ 8,194

     General and administrative costs.......                                                       5,880
     Interest, net..........................                                                         210
                                                                                                 -------
     Income before income taxes.............                                                     $ 2,104
                                                                                                 =======
     Depreciation expense included above....                                                     $ 1,697
     Capital expenditures...................        $  199        $ 1,153       $     --         $ 1,352
     Total assets...........................        $3,335        $34,238       $  1,272         $38,845

Significant Service Contracts

     For the years ended December 31, 2002, 2001, and 2000 the following fertility centers each individually provided greater than 10% of the Company's Revenues, net and/or contribution as follows:

                                           Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                         -------------------------         -------------------------
                                         2002      2001       2000         2002      2001       2000
                                         ----      ----       ----         ----      ----       ----

     Boston.........................     10.8      10.9       13.9         14.2       12.6      18.7
     Long Island....................     10.0      10.8       10.4          5.2        6.9       6.9
     New Jersey.....................      --        1.9        5.1          --        12.0      18.6
     Illinois.......................     27.7      29.3       26.9         31.0       29.5      26.7
     Shady Grove....................     17.7      17.3       17.6         26.3       21.2      17.7
     Bay Area.......................      7.4       8.4        8.2         10.9       10.6       9.1


ITEM  2. Properties

     The Company's headquarters and executive offices are in Purchase, New York, where it occupies approximately, 18,600 square feet under a lease expiring in 2012 at a monthly rental ranging from $29,500 to $51,100.

     The Company leases, subleases, and/or occupies, pursuant to its FertilityPartners agreements, each fertility center location from third-party landlords. Costs associated with these agreements are included in "Cost of services rendered" and are reimbursed to the Company as part of its fee; reimbursed costs are included in "Revenues, net".

     The Company believes its executive offices and the space occupied by the fertility centers are adequate.

ITEM  3. Legal Proceedings

     In June 2002, the Company was served with a complaint, captioned WINFertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company has served and filed an answer denying all material allegations of the complaint and asserting affirmative defenses. The Company has also filed a counterclaim against the plaintiff demanding an accounting and return of certain fees paid to plaintiff by the Company. The Company believes it has meritorious defenses to the claims, and based on opinion of counsel, believes that the likelihood of the suit having a material adverse effect on the financial position, results of operations or the cash flow of the Company is remote.

     There are other minor legal proceedings to which the Company is a party. In the Company's opinion, the claims asserted and the outcome of such proceedings will not have a material adverse effect on the financial position, results of operations or the cash flow of the Company.

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


                                                Common Stock
                                              -----------------
                                              High          Low
                                              -----------------
         2001
         First Quarter.....................  $3.00        $1.88
         Second Quarter....................   6.00         2.50
         Third Quarter.....................   7.31         2.60
         Fourth Quarter....................   6.75         3.23

         2002
         First Quarter.....................   6.28         4.04
         Second Quarter....................   8.89         5.65
         Third Quarter.....................   8.05         5.00
         Fourth Quarter....................   6.93         4.02

     On March 14, 2003, there were approximately 87 holders of record of the Common Stock and approximately 1,205 beneficial owners of shares registered in nominee or street name.

     The Company has not paid dividends on its Common Stock during the last two fiscal years. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and therefore, does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.

     The Company has two stock option plans all of which have been approved by the Company's shareholders. The following table sets forth certain information relative to our stock option plans.

                                                                                  Number of securities
                              Number of Securities                                remaining available for
                               to be issued upon           Weighted-average       future issuance under
                               exercise of                 exercise price of      equity compensation plans
                               outstanding options,        outstanding options,   (excluding securities
      Plan Category            warrants and rights         warrants and rights    reflected in column (a)
      -------------            -------------------         -------------------    -----------------------
                                       (a)                       (b)                        (c)
      Equity compensation
      plans approved by
      security holders........      852,640                      $4.29                     1,458

      Equity compensation
      plans not approved
      by security holders.....            0                          0                         0

         Total................      852,640                      $4.29                     1,458


     On October 15, 2002, the Company completed its redemption of the outstanding 165,644 shares of the Series A Cumulative Convertible Preferred
Stock (the "Preferred Stock") for $10.30 per share in accordance with the Certificate of Designation for the Preferred Stock.

     Unregistered shares of Common Stock and warrants to purchase shares of Common Stock were issued during 2002, as described in the following paragraphs in reliance of Section 4(2) of the Securities Act of 1933.

     In 2002, the Company issued an aggregate of 37,640 shares of restricted Common Stock to members of the Company's Board of Directors and officers of the Company. These shares had a market value on the date of issuance of $249,000.

     In 2002, the Company issued an aggregate of 7,089 shares of restricted Common Stock to the physician partners of the Northwest Center for Fertility and Reproductive Endocrinology, in connection with the FertilityPartners agreement. These shares had a market value of $45,000 on the date of issuance.

     During 2002, the Company took advantage of market conditions and engaged in a private placement of its Common Stock and issued 220,000 shares of Common Stock and 88,000 warrants to purchase Common Stock with a net market value of $1,375,000. The warrants became exercisable on January 31, 2003 and expire on January 31, 2006. The Company filed a registration statement to cover the resale of the Common Stock and the resale of the Common Stock underlying the warrants. The additional equity raised is intended for general corporate purposes. In addition, 17,600 warrants were issued to the underwriter of the private placement, which become exercisable July 30, 2002 and expire July 30, 2007.

ITEM 6.  Selected Financial Data

     The following selected financial data (for the years ended December 31, 2002, 2001 and 2000) are derived from the Company's consolidated financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data (1), (4):

                                                                 December 31,
                                          ----------------------------------------------------
                                           2002         2001       2000       1999      1998
                                          ------      --------    -------   -------    -------
                                                 (in thousands, except per share amounts)

Revenues, net ........................   $ 88,200   $ 73,898    $ 56,999   $ 43,545   $ 37,628
Costs of services incurred ...........     78,349     64,013      48,805     36,556     29,778
                                         --------   --------    --------   --------   --------
Contribution .........................      9,851      9,885       8,194      6,989      7,850
General and administrative expenses ..      8,097      7,827       5,880      6,084      5,316
Total other expenses, net ............         52        102         210        347        341
Restructuring and other charges (2) ..         --         --          --         --      2,084
                                         --------   --------    --------   --------   --------
Income from continuing operations ....      1,702      1,956       2,104        558        109
Loss from operation and disposal of
   AWM Division (3) ..................         --         --          --         --      4,501
                                         --------   --------    --------   --------   --------
Income (loss) before taxes ...........      1,702      1,956       2,104        558     (4,392)
Provision (benefit) for income taxes .        562     (4,557)        187        240        340
                                         --------   --------    --------   --------   --------
Net income (loss) ....................      1,140      6,513       1,917        318     (4,732)
Less: Dividends paid and/or accrued on
   Preferred Stock ...................         69        133         133        133        133
                                         --------   --------    --------   --------   --------
Net income (loss) applicable to Common
   Stock .............................   $  1,071   $  6,380    $  1,784   $    185   $ (4,865)
                                         ========   ========    ========   ========   ========
Basic earnings per share
   Continuing operations .............   $   0.33   $   2.07    $   0.43   $   0.04   $  (0.07)
   Discontinued operations ...........         --         --          --         --      (0.87)
                                         --------   --------    --------   --------   --------
Basic EPS ............................   $   0.33   $   2.07    $   0.43   $   0.04   $  (0.94)
                                         ========   ========    ========   ========   ========
Diluted earnings per share
   Continuing operations .............   $   0.31   $   2.01    $   0.43   $   0.04   $  (0.07)
   Discontinued operations ...........         --         --          --         --      (0.87)
                                         --------   --------    --------   --------   --------
Diluted EPS ..........................   $   0.31   $   2.01    $   0.43   $   0.04   $  (0.94)
                                         ========   ========    ========   ========   ========
Weighted average shares - basic ......      3,195      3,081       4,110      4,874      5,202
                                         ========   ========    ========   ========   ========
Weighted average shares  - diluted ...      3,468      3,175       4,172      4,951      5,202
                                         ========   ========    ========   ========   ========

Balance Sheet Data:

                                                                           December 31,
                                                  ------------------------------------------------------------
                                                   2002         2001           2000         1999        1998
                                                  ------      -------        --------     --------    --------
                                                                          (in thousands)

Working capital .............................    $2,939      $  4,208       $  4,943     $  5,705    $  7,661
Total assets ................................    47,444        44,621         38,845       39,047      41,816
Total indebtedness...........................     1,410         2,691          3,569        5,410       7,381
Accumulated deficit..........................   (15,660)      (16,800)       (23,313)     (25,230)    (25,548)
Shareholders' equity.........................    31,557        30,615         25,987       26,639      27,383

(1) Earnings (loss) per share and weighted average share amounts for each year reflect the Company's 1-for-4 reverse stock split effective November 17, 1998.

(2) The Company recorded approximately $2.1 million in restructuring and other charges in the year ended December 31, 1998. Such charges included approximately $1.4 million associated with the termination of its agreement with the Reproductive Science Center of Greater Philadelphia, a single physician fertility center, effective July 1, 1998, which primarily consisted of exclusive services right impairment and other asset write-offs. Such charges also included approximately $700,000 for exclusive services right impairment losses related to two other single physician fertility science Centers. The latter impairment losses were recorded based upon the Company's determination that the intangible asset balance was larger than the respective fertility center's estimated future cash flow.

(3) The AWM Division operations were sold effective September 1, 1998. In June 1998, the Company committed itself to a formal plan to dispose of the AWM Division operations. On September 1, 1998 the Company disposed of the AWM Division operations through a sale of certain of its fixed assets to a third party and the third party's assumption of the employees, building lease, research contracts, and medical records. During the year ended December 31, 1998, the Company reported a loss from the disposal of the AWM Division of approximately $3.6 million, which principally represented approximately $3.3 million related to the write-off of goodwill and $243,000 for estimated operating losses during the phase-out period. During the eight-month period ended August 31, 1998, the AWM Division recorded revenues of approximately $1.0 million.

(4) Certain amounts for the years ended December 31, 2001 and prior, have been reclassified to conform with the presentation adopted for the year ended December 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three years ended December 31, 2002. It should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto and other financial and operating information included in this Form 10-K.

Overview

     The Company offers products and services to patients, providers, and payers in the fertility industry. The IntegraMed Network is comprised of twenty-two fertility centers in major markets across the United States, a pharmaceutical subsidiary, a financing subsidiary, the Council of Physicians and Scientists and a leading fertility portal (www.integramed.com). Sixteen fertility centers have access to the Company's FertilityDirect program. Six of the fertility centers are designated as "FertilityPartners" and as such, have access to the Company's FertilityDirect program in addition to being provided with a full range of services including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment;
(ii) access to capital and servicing and financing patient accounts  receivable;
(iii) marketing and sales; (iv) integrated information systems; and (v) assistance in identifying best clinical practices.

     The Company's strategy is to align information, technology and finance for the benefit of fertility patients, providers, and payers. The primary elements of the Company's strategy include: (i) expanding the IntegraMed Provider Network into new major markets; (ii) increasing the number and value of service packages purchased by fertility centers that are members of the IntegraMed Provider Network; (iii) entering in to additional FertilityPartners(TM) contracts; (iv) increasing revenues at FertilityPartners centers; (v) increasing the number of Shared Risk Refund treatment packages sold to patients of contracted fertility centers and managing the risk associated with the Shared Risk Refund program;
(vi) increasing sales of pharmaceutical products and services; and (vii) developing Internet-based access to personalized health information.

     In September 1998, the Company obtained from Fleet Bank, N.A. a $13.0 million credit facility to fund acquisitions to provide working capital and to refinance its existing bank debt. In September 2001, the Company elected not to renew a portion of this credit facility related to potential acquisitions, as management believes that internal sources of funds will be sufficient to finance any future acquisitions. The Company renewed the working capital and term loan components of this facility, which totaled approximately $9.8 million.

     In December 2000, the Company's agreement with the St. Barnabas Medical Center based fertility center was terminated early. The Company received $1.44 million in liquidated damages pursuant to an early termination agreement. These funds were recorded as revenue by the Company during 2001 as compensation for certain performance obligations contained in the termination agreement.

     During 2001, the Company negotiated revised fee structures for all five of its then existing major FertilityPartners contracts. On four of these contracts in which service fees are comprised of (a) a tiered percentage of revenue, (b) a fixed percentage of fertility center earnings and (c) reimbursed cost of services. The Company negotiated lower percentages on the revenue and fertility center earnings components. These lower fees are to be phased in over an approximate five-year period. The Company believes that this revised fee structure will be more than offset by growth in the underlying fertility centers, and will in turn result in growth in the Company's aggregate revenues. On the remaining FertilityPartners contract, the Company negotiated higher service fees, which are assessed at a fixed amount each month independent of the fertility center's underlying revenue or earnings.

     On April 26, 2002, the Company signed a FertilityPartners agreement with the Margate, Florida based Northwest Center for Infertility and Reproductive Endocrinology ("NCIRE"). Under the terms of the 15-year agreement, the Company's service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of NCIRE earnings. The Company has budgeted up to $2 million to fund the development and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for NCIRE and its patients.

     On July 30, 2002, the Company completed a private placement of 220,000 shares of its Common Stock at $6.25 per share and warrants to purchase 88,000 shares of Common Stock at an exercise price of $9.00 per share, resulting in gross proceeds of $1,375,000. The warrants become exercisable commencing January 31, 2003 and will expire on January 31, 2006. Additionally, warrants to purchase 17,600 shares of Common Stock at an exercise price of $6.25 per share were issued to the underwriter in connection with the private placement. These warrants become exercisable July 30, 2002 and will expire on July 30, 2007.

     On November 25, 2002, the Company announced the ending of its FertilityPartners agreement with RSA of New York. The agreement is to end on November 15, 2003. RSA of New York serves the Long Island market and revenues for the four quarterly periods ending prior to the announcement were $9.1 million. The program had a contribution of $750,000 for the same period. At the time of the announcement, the Company evaluated its exclusive business rights asset associated with RSA of New York and reduced that asset to its realizable value by adjusting the asset downward by $350,000.

Critical Accounting Policies

     In December 2001, the SEC requested that all registrants list their most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated. The Company principally derives its revenues from FertilityPartners contracts and the sale of pharmaceutical products. The Company does not have a controlling financial interest in any of the medical practices and as such does not consolidate their results.

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

   Revenue and cost recognition --

   FertilityPartners service fees

     As of December 31, 2002, the Company provided comprehensive services to fertility centers under six FertilityPartners contracts. Under five of the current agreements, the Company receives as compensation for its services a three-part fee comprised of: (i) a tiered percentage of net revenues, (ii) reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center) and (iii) a fixed percentage of earnings after services fees. Under the sixth agreement, as compensation for its services, the Company receives a fixed fee plus reimbursed costs of services.

     All revenues from FertilityPartners service fees are recorded in the period services are rendered. Direct costs incurred by the Company in performing its services and costs incurred on behalf of the medical practices are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed.

     Pharmaceutical Sales

     The Company distributes fertility related pharmaceutical products through IPSI. The Company has a servicing arrangement with ivpcare, inc., to fulfill the purchase and distribution of pharmaceuticals. IPSI accepts patient orders, verifies patient insurance coverage where applicable and ships prescription-based pharmaceuticals directly to patients of certain affiliated fertility centers. Revenue is derived from the sales of these pharmaceuticals and is recorded, along with the related costs including the fee due ivpcare, when shipments are made. The cost of pharmaceutical products purchased is recorded as a cost of sales and is not offset against revenues.

     Pharmaceutical sales accounts receivable represent receivables held by IPSI for medications sold directly to patients. Risk of loss in connection with uncollectibility of these accounts receivable is borne by the Company.

     Shared Risk Refund Program

     The Shared Risk Refund program was established at Shady Grove, the leading fertility center in the metropolitan Washington, DC area and a member of the IntegraMed Provider Network. Based on the experience at Shady Grove, the Company developed an actuarial model that allows pricing a treatment package to consumers. The Shared Risk Refund program consists of a package that includes up to three cycles of in vitro fertilization for one fixed price with a significant refund if the patient does not deliver a baby. Under this innovative financial program, the Company receives payment directly from consumers who qualify for the program and pays contracted fertility centers a defined reimbursement for each treatment cycle performed. Expenses related to the program are recorded as incurred. Potentially refundable revenues are deferred until the pregnancy outcome is determined. The Company manages the risk associated with the Shared Risk Refund program through a case management program. This case management program authorizes patient care and provides information to be used in recognizing revenue. A reserve for estimated refunds due to pregnancy loss is maintained and based on historical averages of pregnancy losses applied to the revenues recorded within the applicable periods. Actual results relating to the recording of revenue, expenses and refunds to date have not varied materially from the estimates used in the actuarial model.

   Due from Medical Practices --

     Due from Medical Practices represents the net amounts owed to us by the medical practices for our share of the medical providers' earnings, our FertilityPartners service fees and reimbursement of practice expenses, net of the Company's advances to the medical practices for the financing of their patient accounts receivable. Due from Medical Practices excludes amounts owed by the Company to medical practices for acquired exclusive services rights since the Financial Accounting Standards Board Interpretation 39 conditions for offset are not met for these obligations. Such acquired rights are reported as intangible assets.

   Income taxes --

     The Company accounts for income taxes utilizing the asset and liability approach in accordance with Financial Accounting Standards No. 109, "Accounting For Income Taxes" (FAS 109). The income tax (benefit) provision is determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The income tax (benefit) provision is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities.

   Exclusive Service Rights --

     Exclusive service rights represent costs incurred by the Company for the right to service certain fertility centers and are valued at cost less accumulated amortization, which is provided on a straight-line basis over the length of the contract, usually ten to twenty-five years. The Company periodically reviews exclusive business service rights to assess recoverability; any impairment would be recognized in the consolidated statement of operations if a permanent impairment was determined to have occurred. Recoverability is determined based on undiscounted expected earnings from the related business over the remaining amortization period.

Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000:

                                                2002      2001      2000
                                                ----      ----      ----
Revenues, net (see Note 2):
   FertilityPartners service fees ........      75.8%     79.1%     83.0%
   Pharmaceutical Sales ..................      22.3%     20.4%     17.0%
   Other .................................       1.9%      0.5%      0.0%
                                                ----      ----      ----
     Total revenues ......................       100%      100%      100%

Costs of services incurred:
   FertilityPartners service fees ........      66.0%     66.1%     69.2%
   Pharmaceutical Sales ..................      21.5%     19.6%     16.4%
   Other .................................       1.3%      0.9%      0.0%
                                                ----      ----      ----
     Total costs of services incurred ....      88.8%     86.6%     85.6%

Contribution:
   FertilityPartners sevice fees .........       9.8%     12.9      13.8%
   Pharmaceutical Sales ..................       0.9%      0.8%      0.6%
   Other .................................       0.5%     (0.3)%     0.0%
                                                ----      ----      ----
     Total contribution ..................      11.2%     13.4%     14.4%

General and administrative expenses ......       9.2%     10.6%     10.3%
Interest income ..........................      (0.1)%    (0.2)%    (0.3)%
Interest expense .........................       0.2%      0.4%      0.7%
                                                ----      ----      ----
     Total other expenses ................       9.3%     10.8%     10.7%

Income from operations before income taxes       1.9%      2.6%      3.7%
Income tax (benefit) provision ...........       0.6%     (6.2)%     0.3%
Net income (a) ...........................       1.3%      8.8%      3.4%

(a) Excluding the effect of the adjustment related to reducing the valuation allowance on deferred tax assets, net income as a percentage of net revenues would have been 2.3% for the year ended December 31, 2001 (See Note 10 to the Consolidated Financial Statements).

     Calendar Year 2002 Compared to Calendar Year 2001

     Revenues for the year ended December 31, 2002 increased by $14.3 million, or 19.4%, from the year ended 2001. The main factors contributing to this increase were:

(i) Medical billings increased at the core FertilityPartners centers as a result of increased patient volume. Same center growth was 17.1% over the prior year. The volume increase was the result of intensified marketing initiatives, improved pregnancy rates for infertility treatment, and, in some cases, the addition of new physicians to the practice. In addition, the FertilityPartners agreement signed with NCIRE in April 2002, contributed approximately $2.5 million of revenue for the year ended December 31, 2002.

(ii) The Company's pharmaceutical division experienced a 30.5% increase in revenue. This increase was driven by increases in patient volume at the IntegraMed Provider Network, as well as increased participation and penetration of the pharmaceutical product line among the IntegraMed Provider Network.

(iii)Other revenues, comprised primarily of the Company's Shared Risk Refund program, increased from $397,000 for the year ended December 31, 2001 to $1,654,000 for 2002. The Company anticipates that continued growth of this program, driven in part by focused marketing efforts, to become a significant component of its direct to consumer orientation.

     Contribution of $9.9 million in 2002 remained unchanged from 2001. As a percentage of revenue, the contribution margin decreased to 11.2% in 2002 from 13.4% in 2001. The following factors contributed to the lack of change in contribution:

(i) As previously disclosed, the Company's revised fee structure with five of its FertilityPartners contracts provides for reduced fees and margins on the incremental earnings of those Centers. During 2002, while continued growth of the FertilityPartners contracts resulted in greater aggregate revenues for the Company, several components of this revenue stream were at the lower contractual incremental margins.

(ii) The Company's pharmaceutical sales, which grew by $4.6 million, or 30.5%, during the year ended December 31, 2002, have a margin of approximately 4%, which is substantially below the margin of the Company's other revenue components. As the Company's pharmaceutical segment continues to expand faster than the Company's other product lines, the weighted impact will be an anticipated reduction in the Company's margins.

(iii)During 2002, the Company adopted EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which required the Company to report its revenue net of the amortization of its services rights. While revenue for all years presented has been restated to reflect this change, results for 2002 include a $350,000 write-down of service rights related to the mutual termination of the Company's New York based FertilityPartners agreement.

(iv) As previously discussed, the Company's agreement with the medical center based fertility center generated a payment for damages that was recorded in 2001. This approximately $1.4 million payment had minor costs associated with it and the $1.4 million resulted in gross contribution dollars in 2001. There was no similar payment in 2002.

     General and Administrative expenses increased by $0.3 million, to $8.1 million in 2002 from $7.8 million in 2001. This increase was mainly attributable to increasing costs associated with the Company's efforts to expand the base of fertility centers participating in its FertilityDirect program and to support the growth of its Shared Risk Refund product line.

     Interest expense declined from $281,000 for the year ended December 31, 2001 to $155,000 for 2002 as a result of scheduled debt reductions as well as declining interest rates as the Company's debt carries interest at rates that use LIBOR as a base. Interest income declined from $179,000 for the year ended December 31, 2001 to $103,000 in 2002 as a result of falling interest rates.

     Income Tax provisions (benefits) were approximately $0.6 million and ($4.6) million for the years ended December 31, 2002 and December 31, 2001, respectively. The 2001 benefit was a result of reducing the valuation allowance for deferred tax assets due to sustained profitability over an extended period and the increased likelihood of realization of the deferred tax assets. There have been no current Federal income tax payments due to the utilization of the net operating loss carry forwards. The Company's effective tax rate for 2002 was approximately 33% and reflects credits for the reversal of state taxes provided in prior periods. The 2001 effective tax rate was approximately 12%, excluding the effects of the change in the valuation allowance, and reflects credits for the utilization of net operating loss carry forwards not previously provided.

   Calendar Year 2001 Compared to Calendar Year 2000

     Revenues for 2001 increased by $16.9 million, or 29.6%, between the years ended 2001 and 2000. The main factors contributing to this increase were:

(i) Revenues derived from the Company's FertilityPartners agreements increased $11.1 million, or 23.4%, as a result of increased market growth at all network facilities, including in-market mergers at the Company's sites in the Bay Area and Shady Grove. Same market growth was achieved through new service offerings, the expansion of ancillary services and increases in patient volume.

(ii) Revenues at the Company's pharmaceutical division increased by $5.4 million, or 56.0%. This increase is attributable to expanded penetration of this product line within the Company's FertilityPartners centers.

     Contribution increased by $1.7 million, or 20.6%, for the year ended December 31, 2001 from the year ended December 31, 2000. As a percentage of revenue, the contribution margin decreased to 13.4% in 2001 from 14.4% in 2000. The following factors contributed to this change in contribution:

(i) Contribution at the Company's FertilityPartners centers increased by $1.7 million, or 21.1%, with margins remaining relatively constant at 16.3% in 2001 versus 16.6% in 2000. The growth in contribution was in line with revenue growth and site expansion activities discussed earlier.

(ii) Pharmaceutical contribution increased 86.4% from $0.3 million in 2000 to $0.6 million in 2001. This increase is primarily due to increased shipments to patients at the various fertility centers. These sales have a lower margin than the principal line of the Company's business and impact the contribution margin percentage negatively.

(iii)Contribution in 2001 included ($0.2) million of costs associated with the Company's start up investment in its Shared Risk Refund product line.

     General and administrative expenses increased 33.1%, or $1.9 million, in 2001 from 2000. This increase was primarily due to increases in staffing, compensation, legal expenses, and expenses related to periodic infrastructure upgrades in management information systems. As a percentage of revenues, general and administrative expenses increased to 10.6% in 2001, up from 10.3% in 2000 as a result of the above stated reasons.

     Interest expense declined from $421,000 for the year ended December 31, 2000 to $281,000 for 2001 as a result of scheduled debt reductions as well as declining interest rates as the Company's debt carries interest at rates that use LIBOR as a base. Interest income declined from $211,000 for the year ended December 31, 2000 to $179,000 in 2001 as a result of falling interest rates offset by higher amounts of funds available for overnight investment.

     Income taxes reflected a reduction of the Company`s deferred tax asset valuation allowance in 2001, as the Company has sustained profitability over an extended period and due to the likelihood of the realization of these tax assets. Primarily as a result of this reduction in the valuation allowance, a deferred federal tax benefit of approximately $4.8 million was recorded, which offset the state tax provision of $0.2 million. During the year ended December 31, 2000, no federal deferred tax benefit was recognized and the tax provision of $188,000 was comprised entirely of state income taxes.

 Liquidity and Capital Resources

     The Company's working capital position was impacted by its investment of $3.6 million in additional service rights as well as its $1.7 million repurchase and retirement of all of its outstanding Preferred Stock. These two outflows were partially offset by the $1,375,000 raised in the July 2002 private placement mentioned above. The Company's working capital decreased during 2002 to $2.9 million as of December 31, 2002, from $4.2 million as of December 31, 2001. Working capital and specifically, cash and cash equivalents remain at adequate levels to fund the Company's operations.

     In September 2001, the Company amended its existing credit facility with Fleet Bank, N.A. The amended facility is comprised of a $7.0 million three-year working capital revolver, and a continuance of the Company's existing $4.0 million 5.5 year term loan, of which approximately $2.8 million remained outstanding with a remaining term of approximately 2.5 years as of the date of the amendment. Availability of borrowings under the working capital revolver are based on eligible accounts receivable, as defined therein. In addition, the credit agreement contains restricted covenants. Due to the continued expansion of the FertilityPartners centers, the Company exceeded the capital spending threshold as defined in one restrictive covenant during 2002, and obtained the required waiver effective December 31, 2002. As of December 31, 2002, under the working capital revolver, there were no amounts outstanding and the full amount of $7.0 million was available. The credit facility is collateralized by all of the Company's assets. The Company is also continuously reviewing its credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

     As of December 31, 2002, the Company did not have any significant commitments for the acquisition of fixed assets, however it has budgeted upcoming capital expenditures of approximately $9.3 million. These expenditures are primarily related to expansion of the existing FertilityPartners centers. The Company believes that the cash flows from its existing operations, plus its existing credit facility will be sufficient to provide for its future liquidity needs.

Significant Contractual Obligations and Other Commercial Commitments:

     The following summarizes the Company's contractual obligations and other commercial commitments at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                     Total      Less than 1 year      1 - 3 years    4 - 5 years    After 5 years
                                  -----------   ----------------      -----------    -----------    -------------

Notes Payable.................    $ 1,372,000       $1,061,000         $ 311,000      $       --     $       --
Capital lease obligations.....         38,000           38,000                --              --             --
Operating leases..............     21,099,000        2,813,000         5,730,000       5,323,000      7,233,000
Total contractual cash
    obligations...............    $22,509,000       $3,912,000        $6,041,000      $5,323,000     $7,233,000

                                                      Amount of Commitment Expiration Per Period

                                     Total        Less than 1 year    1 - 3 years    4 - 5 years     After 5 years
                                  -----------     ----------------    -----------    -----------     -------------

Lines of credit...............    $ 7,000,000       $       --        $7,000,000      $       --      $      --
Total commercial
    commitments...............    $ 7,000,000       $       --        $7,000,000      $       --      $      --


     The Company also has commitments to provide accounts receivable financing under its FertilityPartners agreements. The Company's financing of this receivable occurs on the 15th of each month. The medical practice's repayment priority consists of the following:

     (i) Reimbursement of expenses that the Company has incurred on their behalf;

    (ii) Payment of the fixed or, if applicable, the variable portion of the Service Fee which relates to the FertilityPartners revenues; and

    (iii)  Payment of the variable portion of the Service Fee.

     The Company is responsible for the collection of receivables, which are financed with full recourse. The Company has continuously funded these needs from cash flow from operations and the collection of the prior month's receivables. If delays in repayment are incurred, which have not as yet been encountered, the Company could draw on its existing working capital line of credit. The Company makes payments on behalf of the FertilityPartners for which it is reimbursed in the short-term. Other than these payments, as a general course, the Company does not make other advances to the medical practice. The Company has no other funding commitments to the FertilityPartners.

New Accounting Standards

Financial Accounting Standards 145 --

     Financial Accounting Standard 145 (FAS 145) rescinds the Financial Accounting Standards Board Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. FAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. FAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the adoption of FAS 145 will have an impact on its financial statements.

Financial Accounting Standard 146 --

     Financial Accounting Standard 146 (FAS 146) addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe the adoption of FAS 146 will have an impact on its financial statements.

Financial Accounting Standard 147 --

     FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions (FAS 72), and FASB Interpretation No. 9, Applying APB
Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method (Interpretation 9), provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, Financial Accounting Standard 147 (FAS 147) removes acquisitions of financial institutions from the scope of both FAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of FAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, FAS 147 amends FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FAS 144 requires for other long-lived assets that are held and used. The Company does not believe FAS 147 will have an impact on its financial statements.

Financial Accounting Standard 148 --

     On December 31, 2002, the Financial Accounting Standards Board issued Financial Accounting Standard 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123, Accounting for Stock Based Compensation (FAS 148). As the title of FAS 148 implies, it is fairly limited in its scope, however it will have implications for all entities that issue stock-based compensation to their employees.

     FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123, Accounting for Stock-Based Compensation. FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees (APB 25).

     FAS 148 is intended to encourage the adoption of the accounting provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods:

   a. Prospective method. Apply the recognition provisions to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The prospective method, however, may no longer be applied for adoptions of the accounting provisions of FAS 123 for periods beginning after December 15, 2003.

   b. Modified prospective method. Recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value based accounting method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.

   c. Retroactive restatement method. Restate all periods presented to reflect stock-based employee compensation cost under the fair value based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.

     The following information about stock-based employee compensation costs, is to be disclosed prominently and in tabular form for all periods presented pursuant to the provisions of FAS 148, if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of Opinion 25 for any period for which an income statement is presented:

(1)   Net income and basic and diluted earnings per share as reported

(2) The stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported

(3) The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards*

(4) Pro forma net income as if the fair value based method had been applied to all awards

(5) Pro forma basic and diluted earnings per share as if the fair value based method had been applied to all awards.

     The Company is currently evaluating the adoption of FAS 148 and is in the process of determining the impact of this statement on its financial statements. The Company does not believe the application of FAS 148 will materially affect its results of operations in 2003.

Emerging Issues Taskforce statement 01-9 --

     During 2002, the Company adopted Emerging Issues Task Force statement 01-9 (EITF 01-9), Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. Adoption of this EITF 01-9 required the Company to report revenues from its FertilityPartners agreements net of the amortization of the costs of the related Service Rights. As a result of adopting EITF 01-9 in 2002, the Company offset the amortization expense against revenues versus the prior year presentation of reporting amortization expense below the contribution line item. Amortization expense was $1,435,000, $945,000 and $865,000 for the years ended December 31, 2002, 2001 and 2000, respectively. All years presented have been reclassified to conform to the presentation used in 2002.

Financial Accounting Standards Board Interpretation 45 --

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45, which is effective December 15, 2002 requires that upon issuance of a guarantee, the guarantor must recognize and disclose a liability for the fair value of the obligation it assumes under that guarantee. The Company does not believe that the adoption of FIN 45 will have a significant impact on its financial statements as it has no guarantees.

Forward Looking Statements

     This Form 10-K and discussions and/or announcements made by or on behalf of the Company, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to the following factors: the Company's ability to acquire additional FertilityPartners agreements, including the Company's ability to raise additional debt and/or equity capital to finance future growth, the loss of significant FertilityPartners agreement(s), the profitability or lack thereof at fertility centers serviced by the Company, increases in overhead due to expansion, the exclusion of fertility and ART services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new fertility, and ART and/or genetic technologies and techniques.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Information with respect to the executive officers and directors of the Company is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2003.

ITEM 11. Executive Compensation

     This information is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2003.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

     This  information  is  incorporated  by  reference to the  Company's  Proxy
Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2003.

ITEM 13. Certain Relationships and Related Transactions

     This  information  is  incorporated  by  reference to the  Company's  Proxy
Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2003.

ITEM 14. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

     Changes in Internal Controls - There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.  Principal Accounting Fees and Services

     This  information  is  incorporated  by  reference to the  Company's  Proxy
Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2003.

                                     PART IV

ITEM 16.  Exhibits, Financial Statements, Schedule, and Reports on Form 8-K

         (a)   (1)    Financial Statements.

               (3) The exhibits that are listed on the Index to Exhibits herein which are filed herewith as a management agreement or compensatory plan or arrangement are: 10.118(b)

         (b)   Reports on Form 8-K.

                      For the quarter ended December 31, 2002, Registrant filed a Form 8-K dated October 28, 2002, October 31, 2002, November 21, 2002, November 27, 2002, December 13, 2002 and December 31, 2002 reporting Item 9, Regulation FD Disclosure and a Form 8-K dated November 26, 2002, reporting an Item 5 Disclosure.

          (c) Exhibits. The list of exhibits required to be filed with this Annual Report on Form 10-K is set forth in the Index to Exhibits herein.

                              FINANCIAL STATEMENTS

                              Item 8 and 16 (a)(1)

                                    Contents

                                                                            Page
INTEGRAMED AMERICA, INC.

        Report of Independent Accountants................................... F-2
        Consolidated Balance Sheets as of December 31, 2002 and 2001........ F-3
        Consolidated Statements of Operations for the years ended
           December 31, 2002, 2001 and 2000................................. F-4
        Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 2002, 2001 and 2000..................... F-5
        Consolidated Statements of Cash Flows for the years ended
           December 31, 2002, 2001 and 2000................................. F-6
        Notes to Consolidated Financial Statements.......................... F-7

                        Report of Independent Accountants

To the Board of Directors and Shareholders of IntegraMed America, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of IntegraMed America, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


Boston, Massachusetts
February 14, 2003


                                              INTEGRAMED AMERICA, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                  (all amounts in thousands, except share amounts)


                                                                                                  December 31,
                                                                                                 --------------
                                                                                                  2002     2001
                                                                                                 -----    -----
                                                      ASSETS
Current assets:
   Cash and cash equivalents..................................................................  $ 8,693  $ 8,505
   Due from Medical Practices, net (see Note 2)...............................................    5,297    4,949
   Pharmaceutical sales accounts receivable, net..............................................    1,637    1,511
   Prepaids and other current assets..........................................................    2,888    1,961
                                                                                                -------  -------
       Total current assets...................................................................   18,515   16,926

Fixed assets, net (see Note 6)................................................................    5,141    5,263
Exclusive Service Rights, net (see Note 5)....................................................   19,529   17,378
Deferred taxes (see Note 9)...................................................................    3,980    4,791
Other assets..................................................................................      279      263
                                                                                                -------  -------
       Total assets...........................................................................  $47,444  $44,621
                                                                                                =======  =======

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable...........................................................................  $   823  $ 1,436
   Accrued liabilities (see Note 7)...........................................................    6,446    5,228
   Current portion of long-term notes payable and other obligations (see Note 8)..............    1,099    1,403
   Patient deposits (see Note 2)..............................................................    7,208    4,651
                                                                                                -------  -------
       Total current liabilities..............................................................   15,576   12,718
                                                                                                -------  -------
Commitments and Contingencies (see Note 14)

Long-term notes payable and other obligations (see Note 8)....................................      311    1,288
                                                                                                -------  -------
Shareholders' equity:
   Preferred Stock, $1.00 par value 3,165,644 shares authorized in 2002 and 2001
     2,500,000 undesignated; 665,644 shares designated as Series A Cumulative
     Convertible of which 0 and 165,644 were issued and outstanding in 2002 and 2001..........       --      166
   Common Stock, $.01 par value - 50,000,000 shares authorized
     in 2002 and 2001; 3,353,884 and 3,057,877 shares issued in 2002 and 2001, respectively...       34       31
   Capital in excess of par...................................................................   47,183   47,218
   Accumulated deficit........................................................................  (15,660) (16,800)
                                                                                                -------  -------
       Total shareholders' equity.............................................................   31,557   30,615
                                                                                                -------  -------

       Total liabilities and shareholders' equity.............................................  $47,444  $44,621
                                                                                                =======  =======



        See accompanying notes to the consolidated financial statements.


                                              INTEGRAMED AMERICA, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (all amounts in thousands, except per share amounts)

                                                                      For the years ended December 31,
                                                                      --------------------------------
                                                                         2002       2001        2000
                                                                      --------    ---------   --------
Revenues, net (see Note 2)
   FertilityPartners service fees (including termination payment
      of $1,440 in 2001) ...........................................  $ 66,837    $ 58,394    $ 47,317
   Pharmaceutical sales ............................................    19,709      15,107       9,682
   Other revenues ..................................................     1,654         397          --
                                                                      --------    --------    --------
      Total revenues ...............................................    88,200      73,898      56,999
                                                                      --------    --------    --------
Costs of services and sales:
   FertilityPartners center costs ..................................    58,193      48,867      39,447
   Pharmaceutical costs ............................................    18,936      14,503       9,358
   Other costs .....................................................     1,220         643          --
                                                                      --------    --------    --------
      Total costs of services and sales ............................    78,349      64,013      48,805
                                                                      --------    --------    --------
Contribution
   FertilityPartners center contribution ...........................     8,644       9,527       7,870
   Pharmaceutical contribution .....................................       773         604         324
   Other contribution ..............................................       434        (246)         --
                                                                      --------    --------    --------
      Total contribution ...........................................     9,851       9,885       8,194
                                                                      --------    --------    --------

General and administrative expenses ................................     8,097       7,827       5,880
Interest income ....................................................      (103)       (179)       (211)
Interest expense ...................................................       155         281         421
                                                                      --------    --------    --------
   Total other expenses ............................................     8,149       7,929       6,090
                                                                      --------    --------    --------

Income before income taxes .........................................     1,702       1,956       2,104
Income tax (benefit) provision (see Note 9) ........................       562      (4,557)        187
                                                                      --------    --------    --------

Net income .........................................................     1,140       6,513       1,917
Less: Dividends paid and/or accrued on Preferred Stock .............        69         133         133
                                                                      --------    --------    --------
Net income applicable to Common Stock ..............................  $  1,071    $  6,380    $  1,784
                                                                      ========    ========    ========

Basic and diluted net earnings per share of Common Stock (see Note 1
     Basic earnings per share ......................................  $   0.33    $   2.07    $   0.43
     Diluted earnings per share ....................................  $   0.31    $   2.01    $   0.43

Weighted average shares - basic ....................................     3,195       3,081       4,110
                                                                      ========    ========    ========

Weighted average shares - diluted ..................................     3,468       3,175       4,172
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


                                              INTEGRAMED AMERICA, INC.
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (all amounts in thousands, except share amounts)

                                   Cumulative
                                   Convertible
                                  Preferred Stock  Common Stock  Capital in   Accumulated   Treasury Stock
                                      Amount          Amount    Excess of Par   Deficit    Shares    Amount
                                  ---------------  ------------ ------------- -----------  ------    ------
BALANCE AT DECEMBER 31, 1999.....      $166           $54        $54,140      ($25,230)    746,863   $(2,491)
Issuance of Restricted Stock Grants.     --            --             142           --          --        --
Dividends paid to preferred
    shareholders.................        --            --           (133)           --          --        --
Purchase of Treasury Stock.......        --            --             --            --     853,150    (2,578)
Net income.......................        --            --             --         1,917          --        --
                                       ----           ---        -------      --------   ---------   -------

BALANCE AT DECEMBER 31, 2000.....      $166           $54        $54,149      $(23,313)  1,600,013   $(5,069)
Issuance of Restricted Stock Grants.     --            --            164            --          --        --
Options Exercised................        --             1            109            --          --        --
Warrants Exercised...............        --             1              2
Dividends paid to preferred
    shareholders.................        --            --           (133)           --          --        --
Purchase of Treasury Stock.......        --            --             --            --     880,072    (2,029)
Retirement of Treasury Stock.....        --           (25)        (7,073)           --  (2,480,085)    7,098
Net income.......................        --            --             --         6,513          --        --
                                       ----           ---        -------      --------   ---------   -------

BALANCE AT DECEMBER 31, 2001.....      $166           $31        $47,218      $(16,800)         --   $    --
Issuance of Common Stock.........        --            --             45            --          --        --
Issuance of Restricted Stock Grants      --            --            248            --          --        --
Options Exercised................                       1            100            --          --        --
Secondary Offering...............                       2          1,136
Dividends paid to preferred
    shareholders.................        --            --            (69)           --          --        --
Purchase of Preferred Stock......      (166)           --         (1,495)           --          --        --
Net income.......................        --            --             --         1,140          --        --
                                       ----           ---        -------      --------   ---------   -------
BALANCE AT DECEMBER 31, 2002.....      $ --           $34        $47,183      $(15,660)         --   $    --
                                       ====           ===        =======      ========   =========   =======








        See accompanying notes to the consolidated financial statements.



                                              INTEGRAMED AMERICA, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (all amounts in thousands)


                                                           For the years ended December 31,
                                                           --------------------------------
                                                               2002       2001       2000
                                                           ----------   -------    --------

Cash flows from operating activities:
    Net income ...........................................   $ 1,140    $ 6,513    $ 1,917
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization ......................     3,590      3,023      2,562
      Deferred income tax provision (benefit) ............       511     (4,791)        --
    Changes in assets and liabilities
    Decrease (increase) in assets:
      Due from Medical Practices .........................      (351)     2,634        804
      Pharmaceutical sales accounts receivable ...........      (126)      (316)        --
      Prepaids and other current assets ..................      (927)      (608)      (121)
      Other assets .......................................       284        239        158
    Increase (decrease) in liabilities:
      Accounts payable ...................................      (613)      (264)       620
      Accrued liabilities ................................     1,144       (208)     2,384
      Patient deposits ...................................     2,557      2,121       (440)
                                                             -------    -------    -------
Net cash provided by operating activities ................     7,209      8,343      7,884
                                                             -------    -------    -------
Cash flows from investing activities:
    Payment for exclusive FertilityPartners service rights    (3,586)      (295)      (476)
    Purchase of fixed assets and leasehold improvements ..    (2,030)    (1,665)    (1,352)
    Proceeds from sale of fixed assets and leasehold
      improvements .......................................        --         --         10
                                                             -------    -------    -------
Net cash used in investing activities ....................    (5,616)    (1,960)    (1,818)
                                                             -------    -------    -------
Cash flows from financing activities:
    Proceeds from issuance of Common Stock ...............     1,532        113        142
    Principal repayments on debt .........................    (1,062)    (1,000)    (1,712)
    Principal repayments under capital lease obligations .      (145)      (135)      (129)
    Repurchase of Common Stock ...........................        --     (2,029)    (2,578)
    Repurchase of Preferred Stock ........................    (1,661)        --         --
    Dividends paid on Convertible Preferred Stock ........       (69)      (133)      (133)
                                                             -------    -------    -------
Net cash used in financing activities ....................    (1,405)    (3,184)    (4,410)
                                                             -------    -------    -------
Net increase (decrease) in cash ..........................       188      3,199      1,656
Cash at beginning of period ..............................     8,505      5,306      3,650
                                                             -------    -------    -------
Cash at end of period ....................................   $ 8,693    $ 8,505    $ 5,306
                                                             =======    =======    =======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

     IntegraMed America, Inc. (the "Company") offers products and services to patients, providers and payers in the fertility industry. The IntegraMed Network is comprised of twenty-two fertility centers in major markets across the United States, a pharmaceutical subsidiary, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Sixteen fertility centers have access to the Company's FertilityDirect program that provides contracted fertility centers with exclusive access to the Company's products and services that support patient recruitment. Six of the fertility centers are designated as "FertilityPartners" and as such, have access to the Company's FertilityDirect program in addition to being provided with a full range of services including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment; (ii) access to capital and servicing and financing of patient accounts receivable; (iii) marketing and sales; (iv) integrated information systems; and (v) assistance in identifying best clinical practices.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated. The Company principally derives its revenues from Services contracts and the sale of pharmaceutical products. The Company does not have a controlling financial interest in any of the medical practices, including the FertilityPartners, and as such does not consolidate their results.

   Use of estimates --

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

   Revenue and cost recognition --

   FertilityPartners Service fees

     As of December 31, 2002, the Company provided comprehensive services to the fertility centers under six FertilityPartners contracts. During the year ended December 31, 2000, the Company had also provided services under two agreements that were terminated effective February 1 and December 31, 2000, respectively.

     Under five of the current agreements, the Company receives as compensation for its services a three-part fee comprised of: (i) a tiered percentage of net revenues, (ii) reimbursed costs of services (costs incurred in servicing a FertilityPartner and any costs paid on behalf of the FertilityPartner) and (iii) a fixed percentage of earnings after services fees.

     Under the sixth current agreement, as compensation for its services, the Company receives a fixed fee plus reimbursed costs of services.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     All revenues from FertilityPartners service fees are recorded in the period services are rendered. Direct costs incurred by the Company in performing services and costs incurred on behalf of the FertilityPartners are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed. The physicians receive as compensation all remaining earnings of the fertility practice after payment of the Company's fees.

     The Company  agreed to  terminate  its  contract  with its  hospital  based
FertilityPartner effective December 31, 2000. As compensation for certain performance obligations in the termination agreement, the Company received a total of $1,440,000 from this FertilityPartner. This balance was recognized as FertilityPartners revenue during the fiscal year ended December 31, 2001.

   Pharmaceutical Sales

     The Company distributes fertility related pharmaceutical products through IntegraMed Pharmaceutical Services, Inc. (IPSI), a wholly owned subsidiary. The Company has an arrangement with ivpcare, inc. to fulfill the purchase and distribution of pharmaceuticals. The Company and ivpcare have no common ownership or management. IPSI accepts patient orders, verifies patient insurance coverage where applicable and ships prescription-based pharmaceuticals directly to patients of the IntegraMed Provider Network. Revenue is derived from the sales of these pharmaceuticals and is recorded, along with the related costs including the fee due ivpcare, when shipments are made.

     Shared Risk Refund Program

     The Shared Risk Refund program was established at the Shady Grove Fertility Reproductive Science Center ("Shady Grove"), the leading fertility center in the metropolitan Washington, DC area, a member of the IntegraMed Provider Network and a FertilityPartner. Based on the experience at Shady Grove, the Company developed an actuarial model that allows pricing a treatment package to consumers. The Shared Risk Refund program consists of a package that includes up to three cycles of in vitro fertilization for one fixed price with a significant refund if the patient does not deliver a baby. Under this innovative financial program, the Company receives payment directly from consumers who qualify for the program and pays contracted fertility centers a defined reimbursement for each treatment cycle performed. Expenses related to the program are recorded as incurred. Revenues related to refundable amounts are deferred until the pregnancy outcome is determined. The Company manages the risk associated with the Shared Risk Refund program through a case management program. This case management program authorizes patient care and provides information to be used in recognizing revenue. A reserve for estimated refunds due to pregnancy loss is maintained and based on historical averages of pregnancy losses applied to the revenues recorded within the applicable periods. Actual results relating to the recording of revenue, expenses and refunds to date have not varied materially from the estimates used in the actuarial model.

     Patient Financing

     IntegraMed Financial Services, Inc. ("IFS"), a wholly owned subsidiary of the Company, arranges financing to qualified patients of the IntegraMed Provider Network at rates significantly lower than credit cards and other finance companies. IFS is administered by AmeriFee LLC, a third party vendor, which provides administrative management services to IFS. The loans are made to qualified patients by a third party bank. The patient makes payment directly to the medical practice. The bank pays a placement fee to the Company. Such revenue is recorded when the Company receives the cash at the time of closing the transaction.

   Cash and cash equivalents --

     Cash and cash equivalents primarily include all highly liquid debt instruments with original maturities of three months or less, recorded at cost, which approximates market.

   Due from Medical Practices --

     Due from Medical Practices represents the net amounts owed to the Company by the fertility centers for the Company's share of the medical providers' earnings, service fees and reimbursement of practice expenses, net of the Company's advances to the fertility centers for the financing of patient accounts receivable. Due from Medical Practices excludes amounts owed by the

Company to medical practices for acquired exclusive services rights since the Financial Accounting Standards Board Interpretation 39 conditions for offset are not met for these obligations. Such acquired rights are reported as intangible assets.

   Pharmaceutical sales accounts receivable --

     Pharmaceutical sales accounts receivable represent receivables held by IPSI for medications sold directly to patients. Risk of loss in connection with uncollectibility of these accounts receivable is borne by the Company.

   Fixed assets --

     Fixed  assets  are  valued  at  cost  less  accumulated   depreciation  and
amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the asset life or the remaining term of the lease. Assets under capital leases are amortized over the term of the lease agreements. The Company periodically reviews the fair value of fixed assets for impairment, the results of which have had no material effect on the Company's financial position or results of operations.

     When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts. The difference between the net book value of the assets and proceeds from disposition is recognized as gain or loss. Routine maintenance and repairs are charged to expenses as incurred, while costs of betterments and renewals are capitalized.

   Exclusive Service Rights --

     Exclusive service rights represent costs incurred by the Company for the right to service certain fertility centers and are valued at cost less accumulated amortization, which is provided on a straight-line basis over the length of the contract, usually ten to twenty-five years. The Company periodically reviews exclusive service rights to assess recoverability; any impairments would be recognized in the consolidated statement of operations if a permanent impairment was determined to have occurred. Recoverability is determined based on undiscounted expected earnings from the related business over the remaining amortization period.

   Patient Deposits --

     Patient deposits represent advanced payment for services made by patients of the fertility centers. Such amounts are held by the Company until the time service is rendered, at which point the fertility center records the revenue.

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

   Income taxes --

     The Company accounts for income taxes utilizing the asset and liability approach in accordance with Financial Accounting Standards No. 109, "Accounting For Income Taxes" (FAS 109). The income tax (benefit) provision is determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The income tax (benefit) provision is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities. (See Note10).

   Earnings per share --

     The Company determines earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which the Company adopted in December 1997.

   Fair value of financial instruments--

     At December 31, 2002 and 2001, the carrying values of all financial instruments, both short and long-term, approximated their fair value.

   New accounting pronouncements --

Financial Accounting Standards 145 --

     Financial Accounting Standard 145 (FAS 145) rescinds the Financial Accounting Standards Board Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. FAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. FAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the adoption of FAS 145 will have an impact on its financial statements.

Financial Accounting Standard 146 --

     Financial Accounting Standard 146 (FAS 146) addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe the adoption of FAS 146 will have an impact on its financial statements.

Financial Accounting Standard 147 --

     FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions (FAS 72), and FASB Interpretation No. 9, Applying APB
Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method (Interpretation 9), provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Financial Accounting Standard 147 (FAS 147) removes acquisitions of financial institutions from the scope of both FAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of FAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, FAS 147 amends FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FAS 144 requires for other long-lived assets that are held and used. The Company does not believe FAS 147 will have an impact on its financial statements.

Financial Accounting Standard 148 --

     On December 31, 2002, the Financial Accounting Standards Board issued Financial Accounting Standard 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123, Accounting for Stock Based Compensation (FAS 148). As the title of the FAS 148 implies, it is fairly limited in its scope, however it will have implications for all entities that issue stock-based compensation to their employees.

     FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123. FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees (APB 25).

     FAS 148 is intended to encourage the adoption of the accounting provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods:

     a. Prospective method. Apply the recognition provisions to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The prospective method, however, may no longer be applied for adoptions of the accounting provisions of FAS 123 for periods beginning after December 15, 2003.

     b. Modified prospective method. Recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value based accounting method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.

     c. Retroactive restatement method. Restate all periods presented to reflect stock-based employee compensation cost under the fair value based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.


     The following information about stock-based employee compensation costs, is to be disclosed prominently and in tabular form for all periods presented pursuant to the provisions of FAS 148, if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of Opinion 25 for any period for which an income statement is presented:

     (1)  Net income and basic and diluted earnings per share as reported

     (2) The stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported

     (3) The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards*

     (4) Pro forma net income as if the fair value based method had been applied to all awards

     (5) Pro forma basic and diluted earnings per share as if the fair value based method had been applied to all awards.

     The Company is currently evaluating the adoption of FAS 148 and is in the process of determining the impact of this Statement on its financial statements. The Company does not believe the application of FAS 148 will materially affect its results of operations in 2003.

Emerging Issues Taskforce statement 01-9 --

     During 2002, the Company adopted Emerging Issues Task Force statement 01-9 (EITF 01-9), Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. Adoption of this EITF 01-9 required the Company to report revenues from its FertilityPartners agreements net of the amortization of the costs of the related exclusive service rights. As a result of adopting EITF 01-9 in 2002, the Company offset the amortization expense against revenues versus the prior year presentation of reporting amortization expense below the contribution line item. Amortization expense was $1,435,000, $945,000 and $865,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company does not believe that the adoption of EITF 01-9 will have a significant impact on its financial statements. All years presented have been reclassified to conform to the presentation used in 2002.

Financial Accounting Standards Board Interpretation 45 --

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45, which is effective December 15, 2002 requires that upon issuance of a guarantee, the guarantor must recognize and disclose a liability for the fair value of the obligation it assumes under that guarantee. The Company does not believe that the adoption of FIN 45 will have a significant impact on its financial statements.

   Reclassifications --

     Certain amounts for the years ended December 31, 2001 and 2000, have been reclassified to conform with the presentation adopted for the year ended December 31, 2002.

NOTE 3 -- SEGMENT INFORMATION:

     The Company is principally engaged in providing products and services to the fertility market. For disclosure purposes, the Company recognizes Services offered to its network of fertility centers and its pharmaceutical distribution operations as separate reporting segments. The Services segment includes revenue and costs categorized as FertilityPartners Service Fees and Other Revenue, as follows (000's omitted):

                                                                              Pharmaceutical
                                                  Corporate       Services     Distribution   Consolidated
                                                  ---------       --------     ------------   ------------
For the Year ended December 31, 2002
     Revenues...............................       $  (322)       $68,813        $19,709         $88,200
     Cost of Services.......................            --         59,953         18,396          78,349
                                                   -------        -------        -------         -------
     Contribution...........................          (322)         8,860          1,313           9,851

     General and administrative costs.......                                                       8,097
     Interest, net..........................                                                          52
                                                                                                 -------

     Income before income taxes.............                                                       1,702
                                                                                                 -------
     Depreciation expense included above....                                                       2,152
     Capital expenditures...................           238          1,792             --           2,030
     Total assets...........................        10,214         35,403          1,827          47,444

For the Year ended December 31, 2001
     Revenues...............................       $    --        $58,791        $15,107         $73,898
     Cost of Services.......................            --         49,510         14,503          64,013
                                                   -------        -------        -------         -------
     Contribution...........................            --          9,281            604           9,885

     General and administrative costs.......                                                       7,827
     Interest, net..........................                                                         102
                                                                                                 -------
     Income before income taxes.............                                                     $ 1,956
                                                                                                 =======
     Depreciation expense included above....                                                     $ 1,652
     Capital expenditures...................       $   161        $ 1,504        $    --         $ 1,665
     Total assets...........................       $11,325        $31,138        $ 2,158         $44,621

                                                                              Pharmaceutical
                                                  Corporate       Services     Distribution   Consolidated
                                                  ---------       --------     ------------   ------------

For the Year ended December 31, 2000
     Revenues...............................       $    --        $47,317       $  9,682         $56,999
     Cost of Services.......................            --         39,447          9,358          48,805
                                                   -------        -------        -------         -------
     Contribution...........................            --        $ 7,870       $    324         $ 8,194

     General and administrative costs.......                                                       5,880
     Interest, net..........................                                                         210
                                                                                                 -------
     Income before income taxes.............                                                     $ 2,104
                                                                                                 =======
     Depreciation expense included above....                                                     $ 1,697
     Capital expenditures...................      $    199        $ 1,153        $    --         $ 1,352
     Total assets...........................      $  3,335        $34,238        $ 1,272         $38,845

NOTE 4 -- SIGNIFICANT SERVICE CONTRACTS:

     For the years ended December 31, 2002, 2001, and 2000 the following fertility centers each individually provided greater than 10% of the Company's revenues, net and/or contribution as follows:

                                           Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                         -------------------------         -------------------------
                                         2002      2001       2000         2002      2001       2000
                                         ----      ----       ----         ----      ----       ----

     Boston.........................     10.8      10.9       13.9         14.2       12.6      18.7
     Long Island....................     10.0      10.8       10.4          5.2        6.9       6.9
     New Jersey.....................       --       1.9        5.1           --       12.0      18.6
     Illinois.......................     27.7      29.3       26.9         31.0       29.5      26.7
     Shady Grove....................     17.7      17.3       17.6         26.3       21.2      17.7
     Bay Area.......................      7.4       8.4        8.2         10.9       10.6       9.1

NOTE 5 -- EXCLUSIVE SERVICE RIGHTS:

     Exclusive Service Rights at December 31, 2002 and 2001 consisted of the following (000's omitted):

                                                         2002           2001
                                                       --------       -------

                  Exclusive Service rights...........  $24,533        $20,947
                  Less accumulated amortization......   (5,004)        (3,569)
                                                       -------        -------
                      Total..........................  $19,529        $17,378
                                                       =======        =======

     On April 26, 2002, the Company acquired the right to provide Services to the Northwest Center for Infertility and Reproductive Endocrinology (NCIRE), a physician corporation providing fertility services in the Margate, Florida area, for $2.4 million in cash. The practice is comprised of 5 physicians practicing in three locations.

     On June 14, 2002, the Company financed the acquisition of the fertility practice of Sheridan Healthcare Corp., Inc, by NCIRE. The aggregate investment was $625,000, all of which was allocated to exclusive service rights.

     On November 25, 2002, the Company announced the ending of its FertilityPartners agreement with RSA of New York. The agreement is to end on November 15, 2003. RSA of New York serves the Long Island market and revenues for the four quarterly periods ending prior to the announcement were $9.1 million. The program had a contribution of $750,000 for the same period. At the time of the announcement, the Company evaluated its exclusive business rights asset associated with RSA of New York and reduced that asset to its realizable value by adjusting the asset downward by $350,000.

     On January 1, 2001, the Company amended its FertilityPartners agreement with the Bay Area Fertility and Gynecology Medical Group, Inc., to encompass the medical practice of Susan P. Willman, M.D., Inc. In consideration for the right to provide additional Services and the acquisition of certain assets, the Company paid Dr. Willman approximately $515,000, of which approximately $332,000 was in cash and approximately $183,000 in the form of a promissory note. Approximately $368,000 of the purchase price was allocated to exclusive service rights.

     On January 1, 2001, the Company amended its FertilityPartners agreement with the Shady Grove, to encompass the medical practice of David S. Saffan, M.D. In consideration for the right to provide additional Services and the acquisition of certain assets, the Company agreed to pay Dr. Saffan amounts to be determined based upon Dr. Saffan achieving certain performance targets through December 31, 2003. The purchase price based on performance through December 31, 2002 was approximately $373,000 of which approximately $299,000 was paid in cash. Additional amounts up to approximately $100,000 may become due in 2003, contingent upon achievement of performance targets.

NOTE 6 -- FIXED ASSETS, NET:

     Fixed assets, net at December 31, 2002 and 2001 consisted of the following (000's omitted):

                                                              2002     2001
                                                            -------   ------

 Furniture, office and computer equipment...............    $ 5,139  $ 4,654
 Medical equipment......................................      3,520    2,833
 Leasehold improvements.................................      5,936    5,211
 Construction in process................................        133       --
 Assets under capital leases............................      1,260    1,260
                                                            -------   ------
   Total................................................     15,988   13,958
 Less -- Accumulated depreciation and amortization......    (10,847)  (8,695)
                                                            -------  -------
                                                            $ 5,141  $ 5,263
                                                            =======  =======

     Depreciation expense on fixed assets for the years ended December 31, 2002, 2001 and 2000 was $2,152,000, $1,652,000 and $1,697,000, respectively. Assets under capital leases primarily consist of computer equipment. Accumulated amortization related specifically to capital leases at December 31, 2002, 2001 and 2000 was $1,100,000, $977,000 and $870,000, respectively.

NOTE 7 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 2002 and 2001 consisted of the following (000's omitted):

                                                     2002         2001
                                                    ------       ------

 Accrued costs on behalf of Medical Practices...... $3,473       $2,757
 Reserves for estimated refunds....................    422          477
 Accrued incentives and benefits...................  1,655          930
 Accrued state taxes...............................    338          546
 Other.............................................    558          518
                                                    ------       ------
 Total accrued liabilities......................... $6,446       $5,228
                                                    ======       ======

NOTE 8 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

     Debt at December 31, 2002 and 2001 consisted of the following (000's omitted):

                                                         2002         2001
                                                        ------       ------

   Note payable to bank...............................  $1,250       $2,250
   Acquisition notes payable..........................     122          257
   Obligations under capital lease....................      38          184
                                                        ------       ------

   Total notes payable and other obligations..........   1,410        2,691
   Less -- Current portion............................  (1,099)      (1,403)
                                                        ------       ------
   Long-term notes payable and other obligations......  $  311       $1,288
                                                        ======       ======

Note payable to Bank --

     In September 2001, the Company amended its existing credit facility with Fleet Bank, N.A. The amended facility is comprised of a $7.0 million three-year working capital revolver and a continuance of the Company's existing $4.0 million 5.5 year term loan, of which approximately $2.8 million remained outstanding with a remaining term of approximately 2.5 years as of the date of the amendment. Each component bears interest by reference to Fleet's prime rate or LIBOR, at the Company's option, plus a margin, which is dependent upon a leverage test, ranging from 2.25% to 2.75% in the case of LIBOR-based loans. Prime based loans are made at Fleet Bank's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2002, interest on the term loan was payable at a rate of approximately 4.25%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit facility. As of December 31, 2002, under the working capital revolver, there were no amounts outstanding and the full amount of $7.0 million was available. The credit facility is collateralized by all of the Company's assets.

     Due to the continued expansion of the FertilityPartners centers, the Company exceeded the capital spending threshold as defined in one restrictive covenant during 2002, and obtained the required waiver effective December 31, 2002.

   Acquisition notes payable --

     Acquisition notes payable represent the liability owed by the Company to certain medical providers for the cost of acquiring the exclusive right to supply services to their fertility practices. The acquisition obligation at December 31, 2002 represents amounts owed by the Company to acquire the additional service rights at the Bay Area Fertility practice. The acquisition obligation at December 31, 2001 represents amounts owed by the Company to acquire additional service rights at the Shady Grove and Bay Area Fertility practices. These obligations are non-interest bearing.

   Debt Maturities --

     At December 31, 2002, aggregate note payments, including capital lease obligation payments, in future years were as follows (000's omitted):

                      2003...........................................  $1,099
                      2004...........................................     311
                      2005...........................................      --
                                                                       ------
                      Thereafter.....................................      --
                                                                       ------
                      Total payments.................................  $1,410
                                                                       ======

   Obligations under capital lease --

     Capital lease obligations relate primarily to computer and data processing equipment for the FertilityPartners. The current portion of capital lease obligations, excluding interest, was approximately $38,000 at December 31, 2002.

     The Company has operating leases for its corporate headquarters and for medical office space for its FertilityPartners centers. The Company also has operating leases for certain medical equipment. Aggregate rental expense under operating leases was $3,533,000, $3,665,000, and $2,635,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     At December 31, 2002, the minimum lease payments for assets under capital and non-cancelable operating leases in future years were as follows (000's omitted):
                                                       Capital    Operating
                                                       -------    ---------

        2003....................................         $38      $  2,813
        2004....................................          --         2,877
        2005....................................          --         2,853
        2006....................................          --         2,891
        2007....................................          --         2,432
        Thereafter..............................          --         7,233
                                                         ---       -------
        Total minimum lease payments............         $38       $21,099
                                                         ===       =======
        Less -- Amount representing interest....          --
                                                         ---
        Present value of minimum lease payments.         $38
                                                         ===

NOTE 9 -- INCOME TAXES


     The provision for income taxes consisted of:
                                                        For the years
                                                      ended December 31,
                                                   -----------------------
                                                   2002      2001     2000
                                                   ----      ----     ----
Current taxes (benefits):
     Federal ..................................   $  --    $    --    $ --
     State   ..................................      51         34     187
                                                  ------   -------    ----
        Total Current Taxes....................   $  51    $   234    $187
                                                  ------   -------    ----
Deferred taxes (benefits):
     Federal          ........................    $ 595    $    --    $ --
     State            ........................      (90)        --      --
     Valuation Allowance......................         6     (4791)     --
                                                  ------   -------    ----
       Total Deferred Taxes..................     $  511    (4,791)     --
                                                  ------   -------    ----
Total tax provision   .......................     $  562   $(4,557)   $187
                                                  ======   =======    ====


     At December 31, 2002, the Company had Federal net operating loss carry forwards of approximately $15.2 million, which expire in 2004 through 2019. For tax purposes, there is an annual limitation of approximately $2.0 million on the utilization of approximately $10.4 million of net operating losses resulting from changes in ownership attributable to the Company's May 1993 Preferred Stock Offering and the August 1997 Common Stock Offering and FertilityPartners agreements. For the years ended December 2002, 2001 and 2000, the Company utilized net operating loss carry forwards of approximately $2.0 million, $2.5 million and $1.9 million, respectively. Valuation allowances have been recorded for net operating loss carry forwards that may expire prior to utilization due to the annual limitation. In the fourth quarter of 2001, the Company recorded a reduction of its deferred tax asset valuation allowance as a result of the Company's sustained profitability and likelihood of net operating loss utilization.

     Significant components of the deferred tax assets (liabilities) at December 31, 2002 and 2001 were as follows (000's omitted):

                                                           December 31,
                                                       ------------------
                                                         2002       2001
                                                       -------    -------
Deferred tax assets
  Net operating loss carry forwards ................   $ 5,180    $ 5,791
  Doubtful accounts ................................       954        767
  Other ............................................        43         59
                                                       -------    -------
      Total deferred tax assets ....................     6,177      6,617
                                                       -------    -------
Deferred tax liabilities
  Depreciation and amortization ....................      (303)      (346)
                                                       -------    -------
      Total deferred tax liabilities ...............      (303)      (346)
                                                       -------    -------
Deferred tax asset .................................     5,875      6,271
Valuation allowance ................................    (1,594)    (1,480)
                                                       -------    -------
Net total deferred tax asset .......................   $ 4,280    $ 4,791
  Less deferred tax asset reflected as current asset      (300)        --
                                                       -------    -------
  Deferred tax asset ...............................   $ 3,980    $ 4,791
                                                       =======    =======

     The financial statement income tax (benefit) provision differed from income taxes determined by applying the statutory federal income tax rate to the financial statement income before income taxes for the years ended December 31, 2002, 2001 and 2000 primarily as a result of the following (000's omitted):

                                                 For the years
                                               ended December 31,
                                           -------------------------
                                           2002       2001      2000
                                           ----       ----      ----

Tax expense at Federal statutory rate   $   579    $   585    $   652
State income taxes ..................       (39)       234        187
Non-deductible expenses .............        31
Other ...............................       (15)
Net operating loss utilization ......      (585)      (652)
Change in valuation allowance .......         6     (4,791)        --
                                        -------    -------    -------
Income tax (benefit) expense ........   $   562    $(4,557)   $   187
                                        =======    =======    =======

NOTE 10 - EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2002, 2001 and 2000 is a follows (000's omitted, except for per share amounts):

                                                           For the years
                                                         ended December 31,
                                                       ----------------------
                                                       2002      2001    2000
                                                       ----      ----    ----
Numerator
Net Income ........................................   $1,140   $6,513   $1,917
Less: Preferred stock dividends paid and/or accrued       69      133      133
                                                      ------   ------   ------
Net Income available to Common Stock ..............   $1,071   $6,380   $1,784
                                                      ======   ======   ======

Denominator
Weighted average shares outstanding ...............    3,195    3,081    4,110
Effect of dilutive options and warrants ...........      273       94       62
                                                      ------   ------   ------
Weighted average shares and dilutive potential
  Common shares ...................................    3,468    3,175    4,172
                                                      ======   ======   ======
Basic earnings per common share ...................   $ 0.33   $ 2.07   $ 0.43
                                                      ======   ======   ======
Diluted earnings per common share .................   $ 0.31   $ 2.01   $ 0.43
                                                      ======   ======   ======

     For the years ended December 31, 2002, 2001 and 2000, options to purchase approximately 52,500, 297,000, and 494,000 shares, respectively, of Common Stock at exercise prices ranging from $6.15 to $8.57, $4.50 to $5.38, and $2.97 to

$5.00 per share, respectively, were excluded in computing the diluted per share amounts as they were antidilutive.

     For the years ended December 31, 2002, 2001 and 2000, warrants to purchase approximately 105,600, 25,000, and 103,000 shares, respectively, of Common Stock at exercise prices ranging from $6.25 to $9.00, $5.13 to $7.24, and $4.12 to $8.54 per share, respectively, were excluded in computing the diluted per share amounts as they were antidilutive.

     For the years ended December 31, 2001 and 2000, approximately 133,000 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amounts as they were antidilutive.

NOTE 11 -- SHAREHOLDERS' EQUITY:

     In 2002,  2001 and 2000,  the  Company  issued  37,640,  33,265  and 44,610 shares, respectively, of restricted Common Stock to several officers and directors of the Company for an aggregate amount of $249,000 and $164,000 and $142,000 respectively.

     During 2002, the Board of Directors authorized the redemption of all outstanding shares of the Company's Series A Preferred Stock. Effective October 15, 2002, the Company had redeemed all 165,644 outstanding shares at a cost of approximately $1.7 million.

     In 2002, the Company issued an aggregate of 7,089 shares of restricted Common Stock to the physician partners of the Northwest Center for Fertility and Reproductive Endocrinology, in connection with the FertilityPartners agreement. These shares had a market value of $45,000 on the date of issuance.

     The Board of Directors had previously authorized the repurchase of shares of the Company's outstanding Common Stock. As of December 31, 2001, the Company had repurchased and retired 2,480,085 shares of its Common Stock for an aggregate cost of approximately $7.1 million. No repurchases or retirements of Common Stock were made during 2002 and the Company currently does not anticipate any additional Common Stock repurchases.

     As of December 31, 2002 and 2001, warrants to purchase an aggregate of 144,350 and 62,407 shares of Common Stock were outstanding at weighted average exercise prices of $7.39 and $5.20 respectively.

NOTE 12 -- STOCK OPTIONS AND GRANTS:

     Under the 1992 Stock Option Plan (as amended) (the "1992 Plan") and the 2000 Stock Option Plan (the "2000 Plan"), 500,000 and 600,000 shares, respectively, were reserved for issuance of incentive and non-incentive stock options. Under the 1992 and 2000 Plans, incentive stock options, as defined in
Section 422 of the Internal Revenue Code, may be granted only to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors (or a committee (the "Committee") appointed by the Board) determines will contribute to the Company's success at exercise prices equal to at least 100%, or 110% for a ten percent shareholder, of the fair market value of the Common Stock on the date of grant with respect to incentive stock options and at exercise prices determined by the Board of Directors or the Committee with respect to non-incentive stock options. Stock options issued under the 2000 Plan are exercisable, subject to such conditions and restrictions as determined by the Board of Directors or the Committee, during a ten-year period, or a five-year period for incentive stock options granted to a ten percent shareholder, following the date of grant; however, the maturity of any incentive stock option may be accelerated at the discretion of the Board of Directors or the Committee. Under the 1992 Plan, the Board of Directors or the Committee determines the exercise dates of options granted; however, in no event may incentive stock options be exercised prior to one year from date of grant. Under the 1992 and 2000 Plans, the Board of Directors or the Committee selects the optionees, determines the number of shares of Common Stock subject to each option and otherwise administers the Plans. Under the 1992 and 2000 Plans, options expire three months from the date of the holder's termination of employment with the Company or twelve months in the event of disability or death.

     Under the 1994 Outside Director Stock Purchase Plan ("Outside Director Plan"), 31,250 shares of Common Stock are reserved for issuance. Under the Outside Director Plan, directors who are not full-time employees of the Company may elect to receive all or a part of their annual retainer fees, the fees payable for attending meetings of the Board of Directors and the fees payable for serving on committees of the Board, in the form of shares of Common Stock rather than cash, provided that any such election be made at least six months prior to the date that the fees are to be paid. As of December 31, 2002, 2001 and 2000, there were no options outstanding, respectively, under the Outside Director Plan.

     Stock option activity, under the 1992 and 2000 Plans combined, is summarized as follows:

                                                    Number of
                                                    shares of
                                                  Common Stock
                                                    underlying  Weighted Average
                                                      options    exercise price
                                                   -----------  ----------------

     Options outstanding at December 31, 1999.....    437,181         $4.05
     Granted......................................    254,000         $2.99
     Canceled.....................................    (77,332)        $3.87
                                                      -------         -----
     Options outstanding at December 31, 2000.....    613,849         $3.63
     Granted......................................    192,500         $4.77
     Exercised....................................    (36,126)        $3.39
     Canceled.....................................    (14,177)        $4.04
                                                      -------         -----
     Options outstanding at December 31, 2001.....    756,046         $3.92
     Granted......................................    250,487         $5.90
     Exercised....................................    (83,266)        $2.75
     Canceled.....................................    (70,627)        $5.79
                                                      -------         -----
     Options outstanding at December 31, 2002.....    852,640         $4.29
     Options exercisable at:
          December 31, 2000.......................    282,222         $4.12
          December 31, 2001.......................    386,868         $3.91
          December 31, 2002.......................    512,124         $3.92

     Included in options that were canceled during 2002, 2001 and 2000 were forfeitures of 27,627, 14,177 and 6,301 with weighted average exercise prices of $5.79, $4.04 and $4.12, respectively.

     As of December 31, 2002, stock options outstanding and exercisable by price range were as follows:

                             OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
  ------------------------------------------------------------------------       ---------------------------------
                         Outstanding    Weighted-Average                         Exercisable
     Range of               as of           Remaining     Weighted-Average          as of         Weighted-Average
  Exercise Prices        12/31/2002     Contractual Life   Exercise Price         12/31/2002       Exercise Price
  ---------------        ----------     ----------------  ----------------        ----------      ----------------

   $0.00 - $3.00            109,501            7.0              $2.72               71,063              $2.86
   $3.01 - $5.00            574,277            5.9              $4.10              437,936              $4.08
   $5.01 - $7.00            168,862            9.2              $5.94                3,125              $5.38
   -----   -----            -------            ---              -----                -----              -----
                            852,640            6.7              $4.29              512,124              $3.92


   Pro forma information:

     FAS 123 requires pro forma disclosures of net income and earnings per share amounts as if compensation expense, using the fair value method, was recognized for options granted after 1994. Using this approach, pro forma net income and earnings per share for the year ended December 31, 2002 would be $334,000 and $0.10 lower, respectively, versus reported amounts. Pro forma net income and diluted income per share would be $264,000 and $0.08 lower, respectively, for the year ended December 31, 2001. Pro forma net income and diluted income per share would be $163,000 and $0.04 lower, respectively, for the year ended December 31, 2000. The weighted average fair value of options granted at prices equal to fair market value during the years ended December 31, 2002, 2001 and 2000 was $4.59, $3.11 and $1.78, respectively. These values, which were used as a basis for the pro forma disclosures, were estimated using the Black-Scholes Options-Pricing Model with the following assumptions used for grants in the years ended December 31, 2002, 2001, and 2000, respectively; dividend yield of 0% in each year; volatility of 75.3%, 55.2% and 40.0% in 2002, 2001 and 2000, respectively; risk-free interest rate of 1.06%, 2.00% and 5.00% in 2002, 2001 and 2000, respectively; and an expected term of 10 years in the year reported.

     These pro forma disclosures may not be representative of the effects for future years since options vest over several years and additional awards generally are made each year.

     The Company recognizes compensation cost for stock-based employee compensation plans over the vesting period based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. There was no compensation cost recognized in income for the years ended December 31, 2002, 2001 and 2000.

     Under restricted stock grant agreements with several officers of the Company, beginning in 2001, shares vest at the grant date. The Company recognizes compensation expense in the period the grants are awarded for years after 2000 (in 2000 the grants were amortized over a three-year period, but the change in vesting required the balance of the unamortized 2000 grant to be expensed in 2001). Compensation expense recognized in connection with the restricted stock grants for the years ended December 31, 2002, 2001 and 2000 was $336,000, $422,000 and $45,000, respectively. After withholding applicable taxes, Common Stock with aggregate market values of $249,000, $164,000 and $142,000 were issued in the years ended December 31, 2002, 2001 and 2000,

NOTE 13 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for continuing operations for 2002 and 2001 (in thousands, except per share data) appear below:

                                                                                              Diluted net
                          Revenues, net         Contribution            Net income          income per share
                          -------------         ------------            ----------          ----------------
                         2002       2001       2002       2001        2002       2001        2002       2001
                         ----       ----       ----       ----        ----       ----        ----       ----

First quarter........  $20,051    $16,275     $2,280     $2,131     $  291      $  359       $0.08      $0.10
Second quarter ......   21,171     18,062      2,391      2,382        310         406        0.08       0.12
Third quarter........   23,273     19,734      2,741      2,497        325         469        0.09       0.14
Fourth quarter.......   23,705     19,827      2,439       2875        214       5,279(a)     0.06       1.61
Total year ..........  $88,200    $73,898     $9,851     $9,885     $1,140      $6,513        0.31      $2.01

     (a) See Note 9
         The sum of the quarters for 2002 and 2001 may not equal the annual amount due to rounding.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES:

   Operating Leases --

     Refer to Note 8 for a summary of lease commitments.

   Reliance on Third Party Vendors --

     The FertilityPartners centers, as well as all other medical providers who deliver services requiring fertility medication, are dependent on third-party vendors that produce such medications (including but not limited to: Lupron, Follistim, Repronex, GonalF and Pregnyl) that are vital to the provision of fertility and ART services. Should any of these vendors experience a supply shortage, it may have an adverse impact on the operations of the fertility centers. To date, the fertility centers have not experienced any such adverse impacts.

   Employment Agreements --

     The Company has entered into employment and change in control severance agreements with certain of its management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation. The Company's minimum aggregate commitment under these agreements at December 31, 2002 was approximately $1.7 million.

   Commitments to FertilityPartners --

     Pursuant to the majority of the Company's FertilityPartners agreements, the Company is obligated to perform the following: (i) advance funds to the fertility centers to fund operations and provide services; and (ii) on or before the fifteenth business day of each month finance the net accounts receivable of the fertility center arising during the previous month and to transfer or pay to the fertility centers such amount of funds equal to the net accounts receivable less any amounts owed to the Company for Services fees and/or advances.

   Litigation --

     In June 2002, the Company was served with a complaint, captioned WINFertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company has served and filed an answer denying all material allegations of the complaint and asserting affirmative defenses. The Company has also filed a counterclaim against the plaintiff demanding an accounting and return of certain fees paid to plaintiff by the Company. The Company has meritorious defenses to the claims, and based on opinion of counsel, believes that the likelihood of the suit having a material adverse effect on the financial position, results of operations or the cash flow of the Company is remote.

     There are other minor legal proceedings to which the Company is a party. In the Company's opinion, the claims asserted and the outcome of such proceedings will not have a material adverse effect on the financial position, results of operations or the cash flow of the Company.

   Insurance --

     The Company and its affiliated fertility centers are insured with respect to medical malpractice risks on a claims made basis. Management believes it will be able to obtain renewal coverage in the future. Management is not aware of any claims against it or its affiliated medical practices, which would expose the Company, or its affiliated medical practices to liabilities in excess of insured amounts. Therefore, none of these claims is expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 15 -- RELATED PARTY TRANSACTIONS:

     SDL Consultants, a company owned by Sarason D. Liebler, who became a director of the Company in August, 1994, rendered consulting services to the Company during 2002, 2001 and 2000 for aggregate fees of approximately $78,000, $96,000 and $131,000, respectively.

     Pursuant to the Company's FertilityPartners agreement with Shady Grove, Michael J. Levy, M.D., an employed shareholder physician of the P.C., became a member of the Company's Board of Directors effective March 12, 1998. The medical practice at Shady Grove paid the Company $2,940,000, $2,360,000 and $2,650,000 in 2002, 2001 and 2000, respectively in service fees.

     Pursuant to the Company's FertilityPartners agreement with FCI (the Illinois practice), Aaron Lifchez, M.D., an employed shareholder physician of FCI, became a member of the Company's Board of Directors in August 1997. The medical practice FCI paid the Company $3,500,000, $3,270,000 and $1,700,000 in 2002, 2001 and 2000, respectively in Service Fees.

NOTE 16 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND
             NON-CASH TRANSACTIONS:

     In 2000, in connection with the Company's termination of its Kansas City, MO FertilityPartner agreement, the Company charged approximately $273,000 of fixed assets, primarily comprised of leasehold improvements, to the previously established reserve.

     Income tax payments of $271,000, $12,800, and $21,000 were paid in the years ended December 31, 2002, 2001 and 2000, respectively.

     Interest paid in cash during the year ended December 31, 2002, 2001 and 2000, amounted to $155,000, $281,000, and $421,000, respectively. Interest received during the years ended December 31, 2002, 2001 and 2000 amounted to approximately $103,000, $179,000, and $211,000, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTEGRAMED AMERICA, INC.

Dated: March 26, 2003

                                By/s/JOHN W. HLYWAK, JR.
                                       John W. Hlywak, Jr.
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                  Title                            Date
   ---------                  -----                            ----

/s/   GERARDO CANET
      ----------------------
      Gerardo Canet           President,
                              Chief Executive Officer
                              and Director
                              (Principal Executive Officer)    March 26, 2003

/s/   JOHN W. HLYWAK, JR
      ----------------------
      John W. Hlywak, Jr.     Senior Vice President
                              and Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer               March 26, 2003

/s/   MICHAEL J. LEVY, M.D.
      ----------------------
      Michael J. Levy, M.D.   Director                         March 26, 2003

/s/   SARASON D. LIEBLER
      ----------------------
      Sarason D. Liebler      Director                         March 26, 2003

/s/   AARON S. LIFCHEZ, M.D.
      ----------------------
      Aaron S. Lifchez, M.D.  Director                         March 26, 2003

/s/   WAYNE R. MOON
      ----------------------
      Wayne R. Moon           Director                         March 26, 2003

/s/   LAWRENCE J. STUESSER
      ----------------------
      Lawrence J. Stuesser    Director                         March 26, 2003

/s/   ELIZABETH E. TALLETT
      ----------------------
      Elizabeth E. Tallett    Director                         March 26, 2003

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
                (xxvi)

4.12 (a)  --    Warrant  issued to Patricia M. McShane,  M.D. dated November 18,
                1998 (xxvi)

4.12 (b)  --    Warrant  issued to Samuel C. Pang,  M.D. dated November 18, 1998
                (xxvi)

4.12 (c)  --    Warrant issued to Issac Glatstein,  M.D. dated November 18, 1998
                (xxvi)

4.13      --    Warrant issued to Vector Securities International, Inc. (xxvi)

4.14       --   Registration Rights Ageement dated July 20, 2002 (l)

4.14(a)    --   Form of Warrant issued on July 30, 2002 (l)

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

10.80(a) --     Amendment Effective January 29, 1998 to Contract Number
                DADA 15-96-C-009 between INMD and the Department of the Army, Walter Reed Army Medical Center for In Vitro Fertilization
                Laboratory Services (xxii)

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

10.88 (d) --    Amendment  No.  2 to  Management  Agreement  between  IntegraMed
                America, Inc. and MPD Medical Associates, P.C. dated December 3,
                2001. (lxiv)

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

10.98 (b) --    Service  Agreement  between  IntegraMed  America,  Inc.  and MPD
                Medical Associates (MA) P.C. dated May 25, 2001. (xxxvii)

10.98 (c) --    Amendment No. 1 to Service Agreement between IntegraMed America,
                Inc. and MPD Medical Associates (MA), P.C. dated March 5, 2002.
                (lxiv)

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

10.105 (a)--    Amendment  No. 1 to  Management  Agreement  between  Shady Grove
                Fertility  Centers,  Inc. and Levy Sagoskin and Stillman,  M.D.,
                P.C (xxii)

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

10.105 (e)--    Amendment  No.  5 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Shady Grove Reproductive Science Center, P.C.
                (xxxx)

10.105 (f)--    Amendment  No.  6 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Shady Grove Reproductive Science Center, P.C.
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

10.113 (a)--    Loan  Agreement  dated  September  11, 1998  between  IntegraMed
                America, Inc. and Fleet Bank, National Association (xxv)

10.113 (b)--    Master Lease  Agreement  between Fleet Capital  Corporation  and
                IntegraMed America, Inc. (xxix)

10.113 (c)--    Amendment  Number One to Loan Agreement dated September 11, 1998 between  IntegraMed  America,  Inc.  and  Fleet  Bank,  National
                Association. (xxx)

10.113 (d)--    Amendment  Number Two to Loan Agreement dated September 11, 1998 between  IntegraMed  America,  Inc.  and  Fleet  Bank,  National
                Association. (xxx)

10.113 (e)--    Amendment  Number Three to Loan  Agreement  dated  September 11,
                1998 between IntegraMed  America,  Inc. and Fleet Bank, National
                Association. (xxxvi)

10.113 (f)--    Amendment Number Four to Loan Agreement dated September 11, 1998 between  IntegraMed  America,  Inc.  and  Fleet  Bank,  National
                Association. (xxxvi)

10.113 (g)--    Amended and Restated  Loan  Agreement  dated as of September 28,
                2001 between IntegraMed  America,  Inc. and Fleet National Bank.
                (xxxx)

10.113 (h)--    Amendment  to  Amended  and  Restated  Loan  Agreement   between
                IntegraMed America, Inc. and Fleet National Bank dated September
                20, 2002 (liv)

10.114    --    Management Agreement Among IntegraMed  Pharmaceutical  Services,
                Inc., IVP  Pharmaceutical  Care,  Inc., and IntegraMed  America,
                Inc. (xxvii)

10.114(a) --    Service  Agreement  among  IntegraMed  Pharmaceutical  Services,
                Inc., ivpcare,  Inc. and IntegraMed America,  Inc. dated January
                16, 2002.  (lxiv)

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
                Center for  Infertility  and  Reproductive  Endocrinology  dated
                April 26, 2002. (xxxxvi)

10.118 (a) --   Amendment No. 1 to Service Agreement between IntegraMed America,
                Inc.  and  Northwest  Center for  Infertility  and  Reproductive
                Endocrinology dated June 14, 2002. (liv)

10.118 (b) --   Amendment No. 2 to Service Agreement between IntegraMed America,
                Inc.  and  Northwest  Center for  Infertility  and  Reproductive
                Endocrinology dated November 1, 2002.

10.119     --  Copy of Registrant's 2000 Long Term Compensation Plan (l)


21         --   List of Subsidiaries

23.1       --   Consent of PricewaterhouseCoopers LLP



99.1     Registrant's Press Release dated November 1, 2000. (xxxiii)

99.2     Registrant's Press Release dated December 13, 2000 (xxxiv)

99.3     Registrant's Press Release dated January 26, 2001. (xxxv)

99.4     Registrant's Press Release dated May 2, 2001 (xxxviii)

99.5     Registrant's Press Release dated August 1, 2001 (xxxix)

99.6     Registrant's Press Release dated November 1, 2001 (xxxxi)

99.7     Registrant's Press Release dated November 30, 2001 (xxxxii)

99.8     Registrant's Press Release dated January 29, 2002 (xxxxiii)

99.9     Registrant's Press Release dated February 14, 2002 (xxxxiv)

99.10    Registrant's Press Release dated February 21, 2002 (xxxxv)

99.11    Registrant's Press Release dated March 25, 2002 (xxxxvii)

99.12    Registrant's Press Release dated May 2, 2002 (xxxxviii)

99.13    Registrant's Press Release dated May 9, 2002 (xxxxix)

99.14    Registrant's Press Release dated June 18, 2002 (li)

99.15    Registrant's Press Release dated July 25, 2002 (lii)

99.16    Registrant's Press Release dated July 20, 2002 (liii)

99.17 CEO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002 (l)

99.18 CFO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002 (l)

99.19    Registrant's Press Release dated October 25, 2002 (lv)

99.20    Registrant's Press Release dated October 30, 2002 (lvi)

99.21 CEO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002 dated November 13, 2002
         (liv)

99.22 CFO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002 dated November 13, 2002
         (liv)

99.23    Registrant's Press Release dated November 19, 2002 (lvii)

99.24    Registrant's Press Release dated November 27, 2002(lviii)

99.25    Registrant's Press Release dated December 11, 2002(lix)

99.26    Registrant's Press Release dated December 30, 2002(lx)

99.27    Registrant's Press Release dated February 19, 2003(lxi)

99.28    Registrant's Press Release dated March 17, 2003(lxii)

99.29    Registrant's Press Release dated March 24, 2003 (lxiii)

99.30    CEO Certification Pursuant to 18 U.S.C.ss.1350,  as Adopted Pursuant to
         Section 302 of the Sarbanes Oxley Act of 2002

99.31 CFO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted Pursuant to Sections 302 of the Sarbanes Oxley Act of 2002

99.32 CEO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002

99.33 CFO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002

---------------------------------------------------------


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

(xxxxii) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated November 30, 2001.

(xxxxiii)  Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated January 29, 2002.

(xxxxiv) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated February 14, 2002

(xxxxv) Filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated February 21, 2002.

(xxxxvi) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2002

(xxxxvii)  Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated March 25, 2002.

(xxxxviii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated May 3, 2002.

(xxxxix) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated May 10, 2002.

(l) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002

(li) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated June 19, 2002.

(lii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated July 29, 2002.

(liii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated July 31, 2002.

(liv) Filed as Exhibit with identical number to Registrant's Quarterly Report on form 10Q for the period ended September 30, 2002.

(lv) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated October 28, 2002.

(lvi) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated October 31, 2002.

(lvii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated November 21, 2002

(lviii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated November 27, 2002

(lix) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated December 13, 2002

(lx) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated December 31, 2002

(lxi) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated dated February 21, 2003

(lxii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated March 18, 2003

(lxiii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated March 25, 2003

(lxiv) Filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.