Form 10-Q
period 2003-03-31
INTEGRAMED AMERICA INC
filed 2003-05-15
CIK 885988

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

                  For the quarterly period ended March 31, 2003

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


                                 Yes [X]   No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2).


                                 Yes [  ]  No [X]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 1, 2003 was 3,372,508.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                           PAGE

PART I  -      FINANCIAL INFORMATION

    Item 1.    Financial Statements

                  Consolidated Balance Sheets at March 31, 2003 (unaudited) and
                     December 31, 2002........................................ 3

                  Consolidated Statements of Income for the three-month periods ended March 31, 2003 and 2002 (unaudited)................ 4

                  Consolidated Statements of Cash Flows for the three-month
                     periods ended March 31, 2003 and 2002 (unaudited)........ 5

                  Notes to Consolidated Financial Statements (unaudited).... 6-8

    Item 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..................................... 9-13

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....14

    Item 4.    Controls and Procedures........................................14


PART II -      OTHER INFORMATION

    Item 1.    Legal Proceedings..............................................15

    Item 2.    Changes in Securities..........................................15

    Item 3.    Defaults upon Senior Securities................................15

    Item 4.    Submission of Matters to a Vote of Security Holders............15

    Item 5.    Other Information..............................................15

    Item 6.    Exhibits and Reports on Form 8-K...............................15

SIGNATURES     ...............................................................16

CERTIFICATIONs PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002..............................17-18

PART I -- FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)

                                     ASSETS
                                                                                  March 31,   December 31,
                                                                                  --------    -----------
                                                                                    2003         2002
                                                                                  --------    -----------
                                                                                 (unaudited)
Current assets:
  Cash and cash equivalents ...................................................   $  6,792     $  8,693
  Due from Medical Practices, net .............................................      7,108        5,297
  Pharmaceutical sales accounts receivable ....................................      2,016        1,637
 Prepaids and other current assets ............................................      2,767        2,888
                                                                                  --------     --------
      Total current assets ....................................................     18,683       18,515
  Fixed assets, net ...........................................................      5,284        5,141
  Exclusive Service Rights, Net ...............................................     19,224       19,529
  Deferred taxes ..............................................................      3,903        3,980
  Other assets ................................................................        293          279
                                                                                  --------     --------
      Total assets ............................................................   $ 47,387     $ 47,444
                                                                                  ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................................   $    530     $    823
  Accrued liabilities .........................................................      5,415        6,446
  Current portion of long-term notes payable and other obligations ............      1,061        1,099
  Patient deposits ............................................................      8,590        7,208
                                                                                  --------     --------
      Total current liabilities ...............................................     15,596       15,576
                                                                                  --------     --------
Long-term notes payable and other obligations .................................         61          311
                                                                                  --------     --------
Commitments and contingencies
Stockholders' Equity:
  Common Stock, $.01 par value - 50,000,000 shares authorized in 2003 and 2002;
    and 3,429,775 and 3,353,884 shares issued in 2003 and 2002, respectively ..         34           34
  Capital in excess of par ....................................................     47,216       47,183
  Accumulated deficit .........................................................    (15,520)     (15,660)
                                                                                  --------     --------
      Total stockholders' equity ..............................................     31,730       31,557
                                                                                  --------     --------
      Total liabilities and stockholders' equity ..............................   $ 47,387     $ 47,444
                                                                                  ========     ========




        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                                 For the
                                                            three-month period
                                                              ended March 31,
                                                            -------------------
                                                             2003         2002
                                                            ------      -------
                                                               (unaudited)
Revenues, net
   FertilityPartners Service Fees .......................  $ 18,374    $ 15,600
   Pharmaceutical sales .................................     4,862       4,220
   Other revenues .......................................       474         231
                                                           --------    --------
      Total revenues ....................................    23,710      20,051
                                                           --------    --------
Cost of services and sales:
   FertilityPartners Service Fees .......................    16,365      13,592
   Pharmaceutical costs .................................     4,742       4,058
   Other costs ..........................................       290         121
                                                           --------    --------
      Total costs of services and sales .................    21,397      17,771
                                                           --------    --------
Contribution:
   FertilityPartners Service Fees .......................     2,009       2,008
   Pharmaceutical contribution ..........................       120         162
   Other contribution ...................................       184         110
                                                           --------    --------
     Total contribution .................................     2,313       2,280
                                                           --------    --------
General and administrative expenses .....................     2,085       1,803
Interest income .........................................       (22)        (38)
Interest expense ........................................        19          38
                                                           --------    --------
   Total other expenses .................................     2,082       1,803
                                                           --------    --------
Income before income taxes ..............................       231         477
Income tax provision ....................................        91         186
                                                           --------    --------

Net income ..............................................  $    140    $    291
Less: Dividends paid and/or accrued on Preferred Stock...      --           (33)
                                                           --------    --------
Net income applicable to Common Stock ...................  $    140    $    258
                                                           ========    ========

Basic and diluted earnings per share of Common Stock:...   $   0.04    $   0.08
                                                           ========    ========
Weighted average shares - basic .........................     3,357       3,061
                                                           ========    ========
Weighted average shares - diluted .......................     3,571       3,245
                                                           ========    ========



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                       For the
                                                                 three-month period
                                                                  ended March 31,
                                                                 -------------------
                                                                    2003      2002
                                                                 ---------  --------
                                                                      (unaudited)
Cash flows from operating activities:
   Net income ..................................................   $   140    $   291
   Adjustments to reconcile net income to net cash used/provided by operating activities:
     Depreciation and amortization .............................       792        635
   Change in assets and liabilities--
     Decrease (increase) in assets:
        Due from Medical Practices .............................    (1,811)       427
        Pharmaceutical sales accounts receivable ...............      (379)    (1,353)
        Prepaids and other current assets ......................       121        218
        Other assets ...........................................        63        163
     Increase (decrease) in liabilities:
         Accounts payable ......................................      (293)       502
         Accrued liabilities ...................................    (1,031)      (117)
         Patient deposits ......................................     1,382      1,287
                                                                   -------    -------
Net cash used/provided by operating activities .................    (1,018)     2,053
                                                                   -------    -------

Cash flows used in investing activities:
     Payment for exclusive Business Service rights .............        --       (350)
     Purchase of fixed assets and leasehold improvements .......      (629)      (538)
                                                                   -------    -------
Net cash used in investing activities ..........................      (629)      (888)
                                                                   -------    -------

Cash flows used in financing activities:
     Principal repayments on debt ..............................      (250)      (324)
     Principal repayments under capital lease obligations ......       (38)       (35)
     Proceeds from exercise of Common Stock Warrants and options        34         --
     Dividends paid on Convertible Preferred Stock .............        --        (33)
                                                                   -------    -------
Net cash used in financing activities ..........................      (254)      (392)
                                                                   -------    -------

Net change in cash .............................................   $(1,901)   $   773
Cash at beginning of period ....................................     8,693      8,505
                                                                   -------    -------
Cash at end of period ..........................................   $ 6,792    $ 9,278
                                                                   =======    =======






        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2003, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in IntegraMed America's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month periods ended March 31, 2003 and 2002 is as follows (000's omitted, except for per share amounts):

                                                                For the
                                                          three-month period
                                                            ended March 31,
                                                        ----------------------
                                                          2003           2002
                                                        -------        -------
Numerator
Net Income............................................    $ 140          $ 291
Less: Preferred stock dividends.......................       --             33
                                                          -----          -----
Income applicable to Common Stock.....................    $ 140          $ 258
                                                          =====          =====

Denominator
Weighted average shares outstanding...................    3,357          3,061
Effect of dilutive options and warrants...............      214            184
                                                          -----          -----
Weighted average shares and dilutive potential
Common shares.........................................    3,571          3,245
                                                          =====          =====
Basic and diluted EPS.................................    $0.04          $0.08
                                                          =====          =====

     For the three-month period ended March 31, 2003, the effect of the assumed exercise of options to purchase approximately 166,000 shares of Common Stock at exercise prices ranging from $5.65 to $6.15 per share were excluded in computing the diluted per share amount because the exercise price of the options was greater than the average market price of the shares of Common Stock, therefore causing these options to be antidilutive. For the three-month period ended March 31, 2002, the effect of the assumed exercise of options to purchase approximately 235,000 shares of Common Stock at exercises prices ranging from $5.38 to $5.98 per share were excluded in computing the diluted per share amount because the exercise prices of the options were greater than the average market price of the shares of Common Stock, thereby causing these options to be antidilutive.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

     For the three-month period ended March 31, 2003, the effect of the assumed exercise of warrants to purchase approximately 106,000 shares of Common Stock at exercise prices ranging from $6.25 to $9.00 per share were excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, thereby causing these warrants to be antidilutive. For the three-month period ended March 31, 2002, the effect of the assumed exercise of warrants to purchase approximately 25,000 shares of Common Stock at exercise prices ranging from $5.13 to $7.24 per share were excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, thereby causing these warrants to be antidilutive.

NOTE 3 -- SEGMENT INFORMATION:

     The Company is principally engaged in providing products and services to the fertility market. For disclosure purposes, the Company recognizes Business Services offered to its network of Fertility Partners and its pharmaceutical distribution operations as separate reporting segments. The Business Services segment includes revenues and costs categorized as Fertility Partners Service Fees and Other Revenues, as follows (000's omitted):

                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution     Consolidated
                                                         ---------    --------        ------------     ------------

For the three months ended March 31, 2003
     Revenues......................................      $    --       $18,848           $4,862            $23,710
     Cost of services..............................           --        16,655            4,742             21,397
                                                         -------       -------           ------            -------
     Contribution..................................           --         2,193              120              2,313
                                                                                                           -------
     General and administrative costs..............                                                          2,085
     Interest, net.................................                                                             (3)
                                                                                                           -------
     Income (loss) before income taxes.............                                                            231
                                                                                                           =======
     Depreciation expense included above...........                                                            487
     Capital expenditures..........................          162           467               --                629
     Total Assets..................................       10,453        34,401            2,533             47,387

For the three months ended March 31, 2002
     Revenues......................................     $     --       $15,831           $4,220            $20,051
     Cost of services..............................           --        13,713            4,058             17,771
                                                         -------       -------           ------            -------
     Contribution..................................           --         2,118              162              2,280
                                                         -------       -------           ------            -------
     General and administrative costs..............                                                          1,803
     Interest, net.................................                                                             --
                                                                                                           -------
     Income before income taxes....................                                                            477
                                                                                                           =======
     Depreciation expense included above...........           68          342                --                410
     Capital expenditures..........................           95          443                --                538
     Total assets..................................        5,557       37,859             2,776             46,192


NOTE 4 -- STOCK-BASED EMPLOYEE COMPENSATION:


     At March 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 13 of the Company's financial statements in its most recent Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. (000's omitted, except per share amounts).

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2003        2002
                                                            ------      ------

   Net Income, as reported................................  $ 140        $ 258

   Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects.............    (76)         (76)
                                                            -----        -----

   Pro forma net income...................................  $  64        $ 182
                                                            =====        =====

   Earnings per share:
        Basic-as reported.................................  $0.04        $0.08
                                                            =====        =====
        Basic-pro forma...................................  $0.02        $0.06
                                                            =====        =====

        Diluted-as reported...............................  $0.04        $0.08
                                                            =====        =====
        Diluted-pro forma.................................  $0.02        $0.06
                                                            =====        =====

NOTE 5 -- RECLASSIFICATIONS

     Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current period presentation.

NOTE 6 -- RECENT ACCOUNTING STANDARDS

     On January 17, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Interpretation No. 46 (FIN 46 or the "Interpretation"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 is effective for VIE's which are created after January 31, 2003 and for all VIE's for the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the adoption of FIN 46 will have an impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company offers products and services to patients, providers, and payers in the fertility industry. The IntegraMed Network is comprised of twenty-three fertility centers in major markets across the United States, a pharmaceutical subsidiary, a financing subsidiary, the Council of Physicians and Scientists and a leading fertility portal (www.integramed.com). Seventeen fertility centers have access to the Company's FertilityDirect program. Six of the fertility centers are designated as "FertilityPartners" and as such, have access to the Company's FertilityDirect program in addition to being provided with a full range of services, including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment;
(ii) access to capital and servicing and financing patient accounts  receivable;
(iii) marketing and sales; (iv) integrated information systems; and (v) assistance in identifying best clinical practices.

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

     The strategy is complemented by our approach of focused diversification. We have segmented the fertility market into providers and consumers. We offer services to the provider segment focused on improving clinical and financial results. We also offer products and services to consumers that improve access to treatment. All of the product and service offerings are synergistic, each customer segment complementing the other.

     The strategy requires the Company to: (a) stay focused on the fertility industry; (b) provide exceptional customer service; (c) deliver premium services to obtain premium prices; (d) develop and maintain standardized products and services along with a scalable infrastructure; and (e) take advantage of the potential of consumer pull-through with direct-to-consumer investment.

     During 2001, the Company negotiated revised fee structures on all five of its then existing major FertilityPartners business services contracts. On four of these contracts in which service fees are comprised of (a) a tiered percentage of revenue, (b) a fixed percentage of medical practice earnings and
(c) reimbursed cost of services, the Company negotiated lower additional percentages on the revenue and medical practice earnings components. These lower fees are to be phased in over an estimated five-year period. On the remaining FertilityPartners contract, the Company negotiated higher service fees, which are assessed at a fixed amount each month independent of the medical practice's underlying revenue or earnings.

     On April 26, 2002, the Company signed an agreement to supply a complete range of business, marketing and facility services to the Northwest Center for Infertility and Reproductive Endocrinology ("NCIRE") located in Margate, Florida. Under the terms of the 15-year agreement, the Company's service fees are comprised of (a)reimbursed costs of services, (b)a tiered percentage of revenues, and (c)an additional fixed percentage of NCIRE earnings. The Company has committed up to $2 million to fund the development of and to equip a new state-of-the-art facility to house the clinical practice and embryology laboratory for NCIRE and its patients.

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

     The Company seeks to increase the number of patients in the IntegraMed Network that participate in the Shared Risk Refund Program. The Shared Risk Refund Program was established at Shady Grove Fertility Partners ("Shady Grove")
- the leading fertility center in the metropolitan Washington, DC area and a member of the IntegraMed Provider Network. Based on the experience at Shady Grove, the Company developed an actuarial model that allows pricing a treatment package to consumers. The Shared Risk Refund Program consists of a package that includes up to three cycles of in vitro fertilization for one fixed price with a significant refund if the patient does not deliver a baby. Under this innovative financial program, the Company receives payment directly from consumers who qualify for the program and pays contracted fertility centers a defined reimbursement for each treatment cycle performed. The Company manages the risks associated with the Shared Risk Refund Program through a case management program. This case management program authorizes patient care and provides information to be used in recognizing revenue and developing the related reserves for refunds. Actual results to date have not varied materially from the estimates used in the actuarial model.

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

                                                                 For the
                                                           three-month period
                                                             ended March 31,
                                                           ------------------
                                                             2003       2002
                                                           -------     ------
                                                               (unaudited)
         Revenues, net

              FertilityPartners Service Fees..............  77.5%      77.8%
              Pharmaceutical Sales........................  20.5%      21.0%
              Other Revenues..............................   2.0%       1.2%
                                                           ------     ------
              Total Revenues.............................. 100.0%     100.0%

         Costs of services incurred:

              FertilityPartners costs.....................  69.0%      67.8%
              Pharmaceutical costs........................  20.0%      20.2%
              Other costs.................................   1.2%       0.6%
                                                            -----      -----
              Total Costs of services and sales...........  90.2%      88.6%

         Contribution

              FertilityPartners contribution..............   8.5%      10.0%
              Pharmaceutical contribution.................   0.5%       0.8%
              Other contribution..........................   0.8%       0.6%
                                                           ------      ------
              Total contribution..........................   9.8%      11.4%

         General and administrative expenses..............   8.8%       9.0%
         Interest income..................................  (0.1)%     (0.2)%
         Interest expense.................................   0.1%       0.2%
                                                           ------     ------
              Total other expenses........................   8.8%       9.0%
                                                           ------     ------
         Income before income taxes.......................   1.0%       2.4%
         Provision for income taxes.......................   0.4%       1.0%
                                                           ------     ------
         Net income.......................................   0.6%       1.4%
                                                           ======     ======

 Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenues for the three months ended March 31, 2003 increased 18.2% from the same period in 2002. The major factors contributing to this growth were:

(i) FertilityPartners service fees increased approximately 17.8% between the first quarter of 2002 and 2003. This additional revenue resulted from an increase in new patient visits at all of the Company's core FertilityPartners locations, and was driven by additional marketing programs and initiatives undertaken by the Company;

(ii) Pharmaceutical sales increased 15.2% as a result of increased patient volume within the IntegraMed Provider Network, as well as increased penetration and participation among medical providers associated with the Network; and

(iii) Other revenues, comprised primarily of the Company's Shared Risk Refund Program and Network member Affiliate Fees, increased from $231,000 to $474,000. This increase was the result of the Company's commitment to focus its marketing efforts on increasing new patient volume within the Network and Shared Risk Refund Program.

     As a percentage of revenues, contribution declined from 11.4% in 2002 to 9.8% in 2003. The following factors led to the decrease:

(i) The first quarter results were affected negatively by events outside of our Company and industry. Although revenue growth was fairly strong, in several areas of our business it did not meet our expectations. The FertilityPartners segment had a 9.3% same-center revenue growth, below our forecast of 15% growth. While new patient visits remain strong, anticipation and fear concerning world events, coupled with lingering effect of a slow economy acted to somewhat dampen demand for higher priced infertility procedures. As we reported earlier, in 2001, we revised our fee agreements with our FertilityPartners and anticipated rising volume would compensate for the reduced fee percentages. However, the slowdown in the rate of volume growth, coupled with the pricing changes, resulted in lower than expected margins in this segment;

(ii) The Company's pharmaceutical margin experienced a decline to 2.5% in the first quarter of 2003 from a margin of 3.8% in the first quarter of 2002. Pharmaceutical sales are directly related to the numbers of patients seeking infertility treatment. This decline was the result of unfavorable manufacturers' price increases and reduced by a change in mix related to the dampened demand for pharmaceutical used in higher priced infertility procedures; and

(iii) The Company's Other Contribution, comprised primarily of its Shared Risk Refund Program and Network members Affiliate Fees, increased due to favorable pregnancy rates within the Shared Risk Refund Program, as well as growing Affiliate Fees associated with the Company's expanding network.

     General and administrative expenses increased from $1.8 million in the first quarter of 2002 to $2.1 million in the first quarter of 2003 as a result of additional marketing and support costs incurred to promote Network growth. The Company anticipates maintaining general and administrative costs at this level as it continues to invest in the development of its expanding Network.

     Interest income and expense, net was substantially unchanged for the three-month period ended March 31, 2003 as compared to 2002. Interest income declined due to a decline in the Company's cash balance, as a result of the:

(i)      Purchase  of  exclusive   business   service   rights  of  the  Florida
         FertilityPartner located in Margate during the second quarter of 2002; and

(ii) Repurchase of 165,644 shares of preferred stock during the second and third quarters of 2002.

     Declining interest income was offset by a decline in interest expense. Interest expense declined in line with the Company's lower debt balances resulting from scheduled debt repayments on the Company's outstanding debt.

Liquidity and Capital Resources

     Historically, the Company has financed its operations by the sale of equity securities, issuance of notes and internally generated resources. In addition, the Company also uses bank financing for working capital and business development. The Company's working capital increased during the first quarter of 2003 to $3.1 million, up from $2.9 million as of December 31, 2002. Working capital and, specifically, cash and cash equivalents remain at adequate levels to fund the Company's operations. As of March 31, 2003, the Company did not have any significant commitments for the acquisition of fixed assets, however, it has budgeted upcoming capital expenditures of approximately $8.7 million for the balance of 2003. These expenditures are primarily related to the expansion of the Company's FertilityPartners centers. The Company believes that the cash flows from its operations plus its existing credit facility will be sufficient to provide for its future liquidity needs for the next year.

     In September 2001, the Company amended its existing credit facility with Fleet Bank, N.A. The amended facility is comprised of a $7.0 million three-year working capital revolver, and a continuance of the Company's existing $4.0 million 5.5 year term loan, of which approximately $2.8 million remained outstanding with a remaining term of approximately 2.5 years as of the date of the amendment. Availability of borrowings under the working capital revolver are based on eligible accounts receivable, as defined therein. In addition, the credit agreement contains restricted covenants. As of March 31, 2003, under the working capital revolver, there were no amounts outstanding and the full amount of $7.0 million was available. The credit facility is collateralized by all of the Company's assets. The Company is also continuously reviewing its credit agreement and may renew, revise or enter into new agreements from time to time as deemed necessary.

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

Significant Contractual Obligations and Other Commercial Commitments:

     The following summarizes the Company's contractual obligations and other commercial commitments at March 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                        Total      Less than 1 year     1 - 3 years    4 - 5 years     After 5 years
                                     ----------    ----------------     -----------   ------------     -------------

Notes Payable.................     $  1,122,000         $1,061,000      $   61,000     $       --      $        --
Capital lease obligations.....               --                 --              --             --               --
Operating leases..............       33,644,000          3,542,000       8,027,000      7,784,000       14,291,000
                                     ----------          ---------       ---------      ---------       ----------
Total contractual cash
    Obligations...............      $34,766,000         $4,603,000      $8,088,000     $7,784,000      $14,291,000


                                                      Amount of Commitment Expiration Per Period

                                        Total      Less than 1 year     1 - 3 years    4 - 5 years     After 5 years
                                     ----------   ----------------     -------------  -------------    -------------

Lines of credit...............     $  7,000,000         $      --      $7,000,000     $       --      $        --
Total commercial
    commitments...............     $  7,000,000         $      --      $7,000,000     $       --      $        --


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

Recent Accounting Standards

FASB Interpretation No. 46, Consolidation of Variable Interest Entities

     On January 17, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Interpretation No. 46 (FIN 46 or the "Interpretation"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 is effective for VIE's which are created after January 31, 2003 and for all VIE's for the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the adoption of FIN 46 will have an impact on its financial statements.

Forward Looking Statements

     This Form 10-Q and discussions and/or announcements made by or on behalf of the Company, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to the following factors: the Company's ability to acquire additional FertilityPartners agreements, the Company's ability to raise additional debt and/or equity capital to finance future growth, the loss of significant FertilityPartners agreement(s), the profitability or lack thereof at fertility centers serviced by the Company, increases in overhead due to expansion, the exclusion of fertility and ART services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new fertility, and ART and/or genetic technologies and techniques. The Company is under no obligation to (and expressly disclaims any such obligation) update or alter their forward-looking statements whether as a result of new information, future events or otherwise.

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

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.

                     None.

     Item 2.      Changes in Securities and Use of Proceeds.

                     On March 11, 2003, the Company issued 65,235 shares of its Common Stock to be held as treasury shares. These shares represented shares certain officers paid to the Company for the withholding of taxes on a stock grant issued in 2002. The Company anticipates selling these shares as market conditions warrant.

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.
                     None.

     Item 5.      Other Information.
                     None.

     Item 6.      Exhibits and Reports on Form 8-K.

                     (a) For the quarter ended March 31, 2003,  Registrant filed a Form 8-K dated February 21, 2003; March 18, 2003; and March 25, 2003 reporting Item 9, Regulation FD Disclosure.

                     See Index to Exhibits on Page 19.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTEGRAMED AMERICA, INC.
                                  (Registrant)




Date:    May 15, 2003             by:  /s/ John W. Hlywak, Jr
                                           ------------------
                                           John W. Hlywak, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

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


May 15, 2003                       By: Gerardo Canet
                                       ---------------------------------
                                       Gerardo Canet
                                       President and Chief Executive Officer

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


May 15, 2003                                By: John W. Hlywak, Jr
                                                -------------------------------
                                                John W. Hlywak, Jr.
                                                Senior Vice President and
                                                Chief Financial Officer

Exhibit
Number                                      Exhibit
------                                      -------

99.27      --     Registrant's Press Release dated February 19, 2003.  (1)

99.28      --     Registrant's Press Release dated March 17, 2003.  (2)

99.29      --     Registrant's Press Release dated March 24, 2003.  (3)

99.30      --     CEO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to  Sections  302 of the  Sarbanes  Oxley Act of 2002
                  dated March 26, 2003. (4)

99.31      --     CFO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to  Sections  302 of the  Sarbanes  Oxley Act of 2002
                  dated March 26, 2003. (4)

99.32      --     CEO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to  Sections  906 of the  Sarbanes  Oxley Act of 2002
                  dated March 26, 2003. (4)

99.33      --     CFO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to  Sections  906 of the  Sarbanes  Oxley Act of 2002
                  dated March 26, 2003. (4)

99.34      --     Registrant's Press Release dated April 23, 2003.  (5)

99.35      --     Registrant's Press Release dated May 5, 2003.  (6)

99.36      --     CEO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002 dated May 15, 2003.

99.37      --     CFO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002 dated May 15, 2003.

---------------------------------------------

(1) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K February 21, 2003 and incorporated by reference thereto.

(2) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K March 18, 2003 and incorporated by reference thereto.

(3) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K March 25, 2003 and incorporated by reference thereto.

(4) Filed as exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended 2002 and incorporated by reference thereto.

(5) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K April 28, 2003 and incorporated by reference thereto.

(6) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K May 6, 2003 and incorporated by reference thereto.