Form 10-Q
period 2003-06-30
INTEGRAMED AMERICA INC
filed 2003-08-14
CIK 885988

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

                  For the quarterly period ended June 30, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-20260

                            IntegraMed America, Inc.
             (Exact name of Registrant as specified in its charter)

                    Delaware                             06-1150326
         (State or other jurisdiction of    (I.R.S. employer identification no.)
            incorporation or organization)

                Two Manhattanville Road                    10577
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

                             Yes [ ]         No [X]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 29, 2003 was 3,444,766.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            PAGE

PART I  -    FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

                Consolidated Balance Sheets at June 30, 2003 and
                   December 31, 2002...........................................3

                Consolidated Statements of Income for the three and
                   six-month periods ended June 30, 2003 and 2002 .............4

                Consolidated Statements of Cash Flows for the six-month
                   periods ended June 30, 2003 and 2002 .......................5

                Notes to Consolidated Financial Statements .................6-11

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................12-18

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......19

    Item 4.  Controls and Procedures..........................................19


PART II -    OTHER INFORMATION

    Item 1.  Legal Proceedings................................................20

    Item 2.  Changes in Securities............................................20

    Item 3.  Defaults upon Senior Securities..................................20

    Item 4.  Submission of Matters to a Vote of Security Holders.........20 - 21

    Item 5.  Other Information................................................21

    Item 6.  Exhibits and Reports on Form 8-K.................................21


SIGNATURES....................................................................22

CERTIFICATIONs PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are presented as Exhibits 31.1 and 31.2

PART I -- FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)

                                     ASSETS
                                                                                  June 30,  December 31,
                                                                                    2003        2002
                                                                                  --------  ------------
                                                                                (unaudited)
Current assets:
  Cash and cash equivalents ...................................................   $  8,130    $  8,693
  Due from Medical Practices, net .............................................      8,825       5,297
  Pharmaceutical sales accounts receivable ....................................      1,549       1,637
 Prepaids and other current assets ............................................      2,519       2,888
                                                                                  --------    --------
      Total current assets ....................................................     21,023      18,515
  Fixed assets, net ...........................................................      4,875       5,141
  Exclusive Service Rights, Net ...............................................     18,819      19,529
  Deferred taxes ..............................................................      3,695       3,980
  Other assets ................................................................        329         279
                                                                                  --------    --------
      Total assets ............................................................   $ 48,741    $ 47,444
                                                                                  ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................   $    575    $    823
  Accrued liabilities .........................................................      6,021       6,446
  Current portion of long-term notes payable and other obligations ............        811       1,099
  Patient deposits ............................................................      8,759       7,208
                                                                                  --------    --------
      Total current liabilities ...............................................     16,166      15,576
                                                                                  --------    --------
Long-term notes payable and other obligations .................................       --           311
                                                                                  --------    --------
Commitments and contingencies
Stockholders' Equity:
  Common Stock, $.01 par value - 50,000,000 shares authorized in 2003 and 2002;
    and 3,529,011 and 3,353,884 shares issued in 2003 and 2002, respectively ..         34          34
  Preferred Stock, $1.00 Par value, Series A Cumulative, 0 shares outstanding .       --          --
  Capital in excess of par ....................................................     47,684      47,183
  Accumulated deficit .........................................................    (15,143)    (15,660)
                                                                                  --------    --------
      Total stockholders' equity ..............................................     32,575      31,557
                                                                                  --------    --------
      Total liabilities and stockholders' equity ..............................   $ 48,741    $ 47,444
                                                                                  ========    ========




        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                                For the                For the
                                                           three-month period      six-month period
                                                             ended June 30,         ended June 30,
                                                           -------------------     -----------------
                                                            2003        2002        2003       2002
                                                           ------      -------     ------     ------
                                                               (unaudited)             (unaudited)
Revenues, net:
   FertilityPartners Service Fees ....................   $ 19,397    $ 16,331    $ 37,771    $ 31,932
   Pharmaceutical sales ..............................      4,431       4,444       9,293       8,663
   FertilityDirect revenues ..........................        673         396       1,147         627
                                                         --------    --------    --------    --------
      Total revenues .................................     24,501      21,171      48,211      41,222

Cost of services and sales:
   FertilityPartners Service Fees ....................     16,759      14,069      33,124      27,661
   Pharmaceutical costs ..............................      4,318       4,278       9,060       8,336
   FertilityDirect costs .............................        466         433         756         553
                                                         --------    --------    --------    --------
      Total costs of services and sales ..............     21,543      18,780      42,940      36,550
                                                         --------    --------    --------    --------

Contribution:
   FertilityPartners Service Fees ....................      2,638       2,262       4,647       4,271
   Pharmaceutical contribution .......................        113         166         233         327
   FertilityDirect contribution ......................        207         (37)        391          74
                                                         --------    --------    --------    --------
     Total contribution ..............................      2,958       2,391       5,271       4,672
                                                         --------    --------    --------    --------

General and administrative expenses ..................      2,350       1,943       4,435       3,746
Interest income ......................................        (22)        (14)        (44)        (52)
Interest expense .....................................         13          41          32          79
                                                         --------    --------    --------    --------
   Total other expenses ..............................      2,341       1,970       4,423       3,773
                                                         --------    --------    --------    --------

Income before income taxes ...........................        617         421         848         899
Income tax provision .................................        240         111         331         297
                                                         --------    --------    --------    --------

Net income ...........................................   $    377    $    310    $    517    $    602
Less: Dividends paid and/or accrued on Preferred Stock       --            33        --            66
                                                         --------    --------    --------    --------
Net income applicable to Common Stock ................   $    377    $    277    $    517    $    536
                                                         ========    ========    ========    ========

Basic earnings per share of Common Stock .............   $   0.11    $   0.09    $   0.15    $   0.17
                                                         ========    ========    ========    ========
Diluted earnings per share of Common Stock ...........   $   0.11    $   0.08    $   0.15    $   0.16
                                                         ========    ========    ========    ========
Weighted average shares - basic ......................      3,392       3,096       3,374       3,079
                                                         ========    ========    ========    ========
Weighted average shares - diluted ....................      3,535       3,485       3,530       3,372
                                                         ========    ========    ========    ========



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                        For the
                                                                   six-month period
                                                                     ended June 30,
                                                                   ------------------
                                                                    2003        2002
                                                                   ------      ------
                                                                      (unaudited)
Cash flows from operating activities:
   Net income ..................................................   $   517    $   602
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization .............................     1,679      1,335
     Issuance of Restricted Stock ..............................       394        112
   Change in assets and liabilities--
     Decrease (increase) in assets:
        Due from Medical Practices .............................    (3,528)      (650)
        Pharmaceutical sales accounts receivable ...............        88     (1,892)
        Prepaids and other current assets ......................       653        (38)
        Other assets ...........................................       (50)       618
     Increase (decrease) in liabilities:
         Accounts payable ......................................      (248)       661
         Accrued liabilities ...................................      (425)      (558)
         Patient deposits ......................................     1,551      1,767
                                                                   -------    -------
Net cash provided by operating activities ......................       631      1,957

Cash flows used in investing activities:
     Payment for Exclusive Service Rights ......................       (27)    (3,440)
     Proceeds from sale of fixed assets ........................       380       --
     Proceeds from sale of intangible assets ...................       136       --
     Purchase of fixed assets and leasehold improvements .......    (1,192)    (1,252)
                                                                   -------    -------
Net cash used in investing activities ..........................      (703)    (4,692)

Cash flows used in financing activities:
     Principal repayments on debt ..............................      (561)      (500)
     Principal repayments under capital lease obligations ......       (38)       (72)
     Proceeds from exercise of Common Stock Warrants and options       108         70
     Repurchase of preferred stock .............................      --       (1,519)
     Dividends paid on Convertible Preferred Stock .............      --          (66)
                                                                   -------    -------
Net cash used in financing activities ..........................      (491)    (2,087)
                                                                   -------    -------

Net change in cash .............................................      (563)    (4,822)
Cash at beginning of period ....................................     8,693      8,505
                                                                   -------    -------
Cash at end of period ..........................................   $ 8,130    $ 3,683
                                                                   =======    =======








        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in IntegraMed America's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002.

     On November 25, 2002, the Company announced the ending of its FertilityPartners agreement with Reproductive Science Associates of New York ("RSA of New York"). This agreement was scheduled to end on November 15, 2003. RSA of New York serves the Long Island market and the Company's related revenues for the four quarterly periods ending prior to the announcement were $9.1 million. The program had a contribution of $750,000 for the same period. At the time of the announcement, the Company evaluated its exclusive business rights asset associated with RSA of New York and reduced that asset to its realizable value by adjusting the asset downward by $350,000. Based upon subsequent discussions with representatives from RSA of New York, the Company terminated its FertilityPartners agreement effective June 30, 2003. In consideration for the earlier contract termination, the Company recognized as revenue a one-time termination payment of approximately $320,000, and related costs of approximately $82,000, in the second quarter of 2003. The Company will continue an ongoing relationship with this medical practice under its FertilityDirect program.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six-month periods ended June 30, 2003 and 2002 is as follows (000's omitted, except for per share amounts):

                                                      For the                 For the
                                                 three-month period       six-month period
                                                   ended June 30,          ended June 30,
                                                 -------------------      -----------------
                                                  2003        2002         2003      2002
                                                 ------      -------      ------    -------
Numerator
Net Income ...................................   $   377   $   310       $   517   $   602
Less: Preferred stock dividends ..............      --         (33)         --         (66)
                                                 -------   -------       -------   -------
Income applicable to Common Stock ............       377       277           517       536

Denominator
Weighted average shares outstanding ..........     3,392     3,096         3,374      3079
Effect of dilutive options and warrants ......       143       389           156       293
                                                 -------   -------       -------   -------
Weighted average shares and dilutive potential
Common shares ................................     3,535     3,485         3,530     3,372
Basic EPS ....................................   $  0.11   $  0.09       $  0.15   $  0.17
                                                 =======   =======       =======   =======
Diluted EPS ..................................   $  0.11   $  0.08       $  0.15   $  0.16
                                                 =======   =======       =======   =======

                            INTEGRAMED AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)


     For the three- and six-month periods ended June 30, 2003, the effect of the assumed exercise of options to purchase approximately 129,000 shares of Common Stock at exercise prices ranging from $5.98 to $6.15 per share was excluded in computing the diluted per share amount because the exercise prices of the options was greater than the average market price of the shares of Common Stock, therefore causing these options to be antidilutive. For the three- and six-month periods ended June 30, 2002, the effect of the assumed exercise of options to purchase approximately 32,500 shares of Common Stock at exercise prices of $8.57 per share was excluded in computing the diluted per share amount because the exercise price of the options was greater than the average market price of the shares of Common Stock, thereby causing these options to be anti-dilutive.

     For the three-and six-month periods ended June 30, 2003, the effect of the assumed exercise of warrants to purchase approximately 106,000 shares of Common Stock at exercise prices ranging from $6.25 to $9.00 per share was excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, thereby causing these warrants to be anti-dilutive.

NOTE 3 -- SEGMENT INFORMATION:

     The Company is principally engaged in providing products and services to the fertility market. For disclosure purposes, the Company recognizes Business Services offered to its network of FertilityPartners and its pharmaceutical distribution operations as separate reporting segments. The Business Services segment includes revenues and costs categorized as FertilityPartners Service Fees and FertilityDirect Revenues, as follows (000's omitted):

                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution     Consolidated
                                                         ---------    --------        ------------     ------------

For the three months ended June 30, 2003
     Revenues......................................      $    --       $20,070           $4,431            $24,501
     Cost of services..............................           --        17,225            4,318             21,543
                                                         -------       -------           ------            -------
     Contribution..................................           --         2,845              113              2,958
     General and administrative costs..............                                                          2,350
     Interest, net.................................                                                             (9)
                                                                                                           -------
     Income before income taxes....................                                                        $   617
                                                                                                           =======
     Depreciation expense included above...........                                                            590
     Capital expenditures..........................          133           444               --                577
     Total assets..................................        6,445        40,979            1,317             48,741

For the six months ended June 30, 2003
     Revenues......................................      $    --       $38,918           $9,293            $48,211
     Cost of services..............................           --        33,880            9,060             42,940
                                                         -------       -------           ------            -------
     Contribution..................................           --         5,038              233              5,271
     General and administrative costs..............                                                          4,435
     Interest, net.................................                                                            (12)
                                                                                                           -------
     Income before income taxes....................                                                        $   848
                                                                                                           =======
     Depreciation expense included above...........                                                          1,077
     Capital expenditures..........................          281           911               --              1,192
     Total assets..................................        6,445        40,979            1,317             48,741




                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution     Consolidated
                                                         ---------    --------        ------------     ------------

For the three months ended June 30, 2002
     Revenues......................................      $    --       $16,727           $4,444            $21,171
     Cost of services..............................           --        14,502            4,278             18,780
                                                         -------       -------           ------            -------
     Contribution..................................           --         2,225              166              2,391
     General and administrative costs..............                                                          1,943
     Interest, net.................................                                                             27
                                                                                                          --------
     Income before income taxes....................                                                        $   421
                                                                                                           =======
     Depreciation expense included above...........           77           373               --                450
     Capital expenditures..........................           27           678               --                705
     Total assets..................................        7,568        34,238            3,312             45,118

For the six months ended June 30, 2002
     Revenues......................................      $    --       $32,558           $8,664            $41,222
     Cost of services..............................           --        28,214            8,336             36,550
                                                         -------       -------           ------            -------
     Contribution..................................           --         4,344              328              4,672
     General and administrative costs..............                                                          3,746
     Interest, net.................................                                                             27
                                                                                                           -------
     Income before income taxes....................                                                        $   899
                                                                                                           =======
     Depreciation expense included above...........                                                            860
     Capital expenditures..........................          130         1,122               --              1,252
     Total assets..................................        7,568        34,238            3,312             45,118


NOTE 4 -- STOCK-BASED EMPLOYEE COMPENSATION:

     At June 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 12 of the Company's financial statements in its most recent Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. (000's omitted, except per share amounts).


                                                          For the             For the
                                                    three-month period    six-month period
                                                      ended June 30,       ended June 30,
                                                    ------------------    -----------------
                                                     2003       2002        2003      2002
                                                    ------    --------    -------    ------

Net Income, as reported ........................     $377       $310        $517      $602

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects .....      (83)       (76)       (167)     (152)

Pro forma net income ...........................      294        234         350       450

Earnings per share:
     Basic-as reported .........................      .11        .09         .15       .17
     Basic-pro forma ...........................      .09        .08         .10       .15

     Diluted-as reported .......................      .11        .08         .15       .16
     Diluted-pro forma .........................      .08        .07         .10       .13

     Assumptions used to calculate pro forma values include:

                                                          For the                For the
                                                    three-month period       six-month period
                                                      ended June 30,          ended June 30,
                                                    ------------------       ----------------
                                                     2003         2002       2003       2002
                                                    ------       -----       ----      ------

Weighted average fair value of options granted.....  3.86         4.79       3.86       4.56
Dividend yield.....................................  0.00%        0.00%      0.00%      0.00%
Volatility......................................... 75.30%       75.30%     75.30%     75.30%
Risk free rate.....................................  0.50%        1.06%      0.50%      1.06%
Expected term...................................... 10 yrs       10 yrs     10 yrs      10yrs

NOTE 5 -- RECLASSIFICATIONS

     Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current period presentation.

NOTE 6 -- NOTES PAYABLE

     Due to the continued expansion of the FertilityPartners centers, the Company exceeded the capital spending threshold as defined in one restrictive covenant, of its then existing credit facility, during the second quarter of 2003, and obtained the required waiver effective June 30, 2003.

NOTE 7 - SUBSEQUENT EVENT

     On July 31, 2003, the Company amended its existing credit facility with Fleet Bank, N.A. The amended facility is comprised of a $7.0 million three-year working capital revolver and a $5.75 million three-year term loan, of which approximately $0.75 million was used to repay the remaining outstanding balance of the previous credit facility. Each component bears interest by reference to Fleet's prime rate or LIBOR, at the Company's option, plus a margin, which is dependent upon a leverage test, ranging from 2.00% to 2.50% in the case of LIBOR-based loans. Prime based loans are made at Fleet Bank's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable as defined. As of July 31, 2003, under the working capital revolver, there were no amounts outstanding and the full amount of $7.0 million was available. The Fleet credit facility is collateralized by all of the Company's assets.

NOTE  8- LITIGATION

     In June 2002, the Company was served with a complaint, captioned WIN Fertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company has served and filed an answer denying all material allegations of the complaint and asserting affirmative defenses. The Company has also filed a counterclaim against the plaintiff demanding an accounting and return of certain fees paid to plaintiff by the Company. The Company has meritorious defenses to the claims, and based on opinion of counsel, believes that the likelihood of the suit having a material adverse effect on the financial position, results of operations or the cash flow of the Company is remote.

     On June 6, 2003 the Company filed a lawsuit against Pediatric Physician Alliance, Inc. and its parent company, Integrated Physician Solutions, in the United States District Court for the District of New Jersey asserting, among other things, that the defendants, long after the Company's adoption and use of the INTEGRAMED and INTEGRAMED AMERICA(R) trademarks, began using the mark INTEGRIMED in connection with the sale, offering for sale, distribution and advertising of business management and consultation services for office-based medical practices and organizations in the field of health care. The Company is also asserting, in the lawsuit, that the defendants' use of the IntegriMed mark is a colorable imitation of the Company's registered mark INTEGRAMED AMERICA and is likely to cause confusion, or to cause mistake, or to deceive, in violation of the Lanham Act. The Company is seeking relief against defendants, among other things, declaring that the defendants have infringed the Company's trademarks, enjoining defendants from using the IntegriMed mark, and compensatory and punitive damages.

     There are other minor legal proceedings to which the Company is a party. In the Company's opinion, the claims asserted and the outcome of such proceedings will not have a material adverse effect on the financial position, results of operations or the cash flow of the Company.

NOTE 9 -- RECENT ACCOUNTING STANDARDS

Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

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

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities

     In April, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB 149 which amends Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and establishes accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not believe the adoption of FASB 149 will have an impact on its financial statements.

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003 the Board issued FASB 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The Company does not believe the adoption of FASB 150 will have an impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company offers products and services to patients, providers, and payers in the fertility industry. The IntegraMed Network is comprised of twenty-three fertility centers in major markets across the United States, a pharmaceutical subsidiary, a financing subsidiary, the Council of Physicians and Scientists and a leading fertility portal (www.integramed.com). Eighteen fertility centers have access to the Company's FertilityDirect program. Five of the fertility centers are designated as "FertilityPartners" and as such, have access to the Company's FertilityDirect program in addition to being provided with a full range of services, including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment;
(ii) access to capital and servicing and financing of patient accounts receivable; (iii) marketing and sales; (iv) integrated information systems; and
(v) assistance in identifying best clinical practices.

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

     During 2001, the Company negotiated revised fee structures on four of its then existing major FertilityPartners business services contracts. On these contracts, service fees are comprised of (a) a tiered percentage of revenue, (b) a fixed percentage of medical practice earnings and (c) reimbursed cost of services, the Company negotiated lower additional percentages on the revenue and medical practice earnings components. These lower fees are to be phased in over an estimated five-year period. The Company believes that this revised fee structure will be more than offset by growth in the underlying fertility centers, and will in turn result in growth in the Company's aggregate revenues.

     On April 26, 2002, the Company signed an agreement to supply a complete range of business, marketing and facility services to the Northwest Center for Infertility and Reproductive Endocrinology ("NCIRE") located in Margate, Florida. Under the terms of the 15-year agreement, the Company's service fees are comprised of (a) reimbursed costs of services, (b) a tiered percentage of revenues, and (c) an additional fixed percentage of NCIRE earnings. The Company has committed up to $2 million to fund the development of and to equip a new state-of-the-art facility to house the clinical practice and embryology laboratory for NCIRE and its patients.

     On November 25, 2002, the Company announced the ending of its FertilityPartners agreement with Reproductive Science Associates of New York ("RSA of New York"). This agreement was scheduled to end on November 15, 2003. RSA of New York serves the Long Island market and the Company's related revenues and contribution were: $8,800,000 and $519,000 for the full 2002 year; $2,185,000 and $215,000 for the first quarter of 2003; and $4,783,000 and
$671,000 for the first six months of 2003. At the time of the announcement, the

Company evaluated its exclusive business rights asset associated with RSA of New York and reduced that asset to its realizable value by adjusting the asset downward by $350,000. Based upon subsequent discussions with representatives from RSA of New York, the Company terminated its FertilityPartners agreement effective June 30, 2003. In consideration for the earlier contract termination, the Company recognized as revenue a one-time termination payment of approximately $320,000, and related costs of approximately $82,000, in the second quarter of 2003. The Company will continue an ongoing relationship with this medical practice under its FertilityDirect program.

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

                                                                     For the                     For the
                                                               three-month period            six-month period
                                                                 ended June 30,                ended June 30,
                                                               ------------------            -----------------
                                                                2003        2002              2003      2002
                                                               ------      ------           ------    -------
                                                                   (unaudited)
         Revenues, net
           FertilityPartners Service Fees..................     79.2%        77.1%            78.3%     77.5%
           Pharmaceutical Sales............................     18.1%        21.0%            19.3%     21.0%
           FertilityDirect Revenues........................      2.7%         1.9%             2.4%      1.5%
           Total Revenues..................................    100.0%       100.0%           100.0%    100.0%

         Costs of services incurred:

           FertilityPartners costs.........................      68.4%       66.5%            68.7%     67.2%
           Pharmaceutical costs............................      17.6%       20.2%            18.8%     20.2%
           FertilityDirect costs...........................       1.9%        2.0%             1.6%      1.3%
           Total Costs of services and sales...............      87.9%       88.7%            89.1%     88.7%

         Contribution
           FertilityPartners contribution..................      10.8%       10.6%             9.6%     10.3%
           Pharmaceutical contribution.....................       0.5%        0.8%             0.5%      0.8%
           FertilityDirect contribution....................       0.8%      (0.1)%             0.8%      0.2%
           Total contribution..............................      12.1%       11.3%            10.9%     11.3%






         General and administrative expenses...............       9.6%        9.2%             9.2%      9.1%
         Interest income...................................      (0.1)%      (0.1)%           (0.1)%    (0.1)%
         Interest expense..................................       0.1%        0.2%             0.1%      0.2%
              Total other expenses.........................       9.6%        9.3%             9.2%      9.2%
         Income before income taxes........................       2.5%        2.0%             1.7%      2.1%
         Provision for income taxes........................       1.0%        0.5%             0.6%      0.7%
         Net income........................................       1.5%        1.5%             1.1%      1.4%

   Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Revenues for the three months ended June 30, 2003 increased 15.7% from the same period in 2002. The major factors contributing to this growth were:

(i) FertilityPartners service fees increased approximately 18.7% between the second quarters of 2002 and 2003. This revenue growth resulted from an increase in new patient visits at the Company's core FertilityPartners locations and the inclusion of the previously mentioned termination payment from the Company's New York based FertilityPartners agreement. The Company also benefited from the inclusion of a full quarter of revenues from its Margate, Florida, based FertilityPartner location as second quarter revenues in 2002 were for a partial period.

(ii) Pharmaceutical sales were essentially unchanged between the second quarters of 2002 and 2003. While the volume of pharmaceutical products shipped increased, these gains were largely offset by lower health insurance reimbursement rates at some of the Company's core locations.

(iii) Fertility Direct revenues, comprised primarily of the Company's Shared Risk Refund Program and Network member Affiliate Fees, increased 70.0%. This increase was the result of the Company's previously disclosed commitment to focus its marketing efforts on increasing new affiliate membership and patient volume within its Shared Risk Refund Program.

     As a percentage of revenues, contribution increased from 11.3% in the second quarter of 2002, to 12.1% in the second quarter of 2003. The following factors contributed to this change:

(i) Contribution from our FertilityPartners product line declined to 13.6% for the second quarter of 2003 vs. 13.9% for the same period in 2002, despite strong revenue growth. While this margin was a significant improvement over the 10.9% earned in the first quarter of 2003, the early part of the second quarter continued to reflect some of the ongoing economic weaknesses that plagued first quarter results. With new patient visits remaining strong throughout the second quarter, the Company anticipates treatment plans for these patients to translate into continuing improving margins in the third quarter.

(ii) The Company's pharmaceutical contribution experienced a decline to 2.6% in the second quarter of 2003 from 3.7% in the second quarter of 2002. Pharmaceutical sales are directly related to the number of patients seeking infertility treatment, and contribution is highly dependent on payor mix and manufacturer's prices. Price increases by one major pharmaceutical manufacturer, coupled with lower reimbursement rates at some of the Company's network sites accounted for the lower pharmaceutical contribution in the second quarter.

(iii) The Company's FertilityDirect program, comprised primarily of its Shared Risk Refund Program and Network members Affiliate Fees, generated a contribution of $207,000 in the second quarter of 2003, relative to a small start-up loss in the same period of 2002. This favorable increase was the result of favorable pregnancy rates within the Shared Risk Refund Program, growing Affiliate Fees associated with the Company's expanding network and increased market awareness of the advantages of the Shared Risk Refund program to infertile couples.

     General and administrative expenses increased from $1.9 million in the second quarter of 2002 to $2.4 million in the second quarter of 2003 as a result of additional marketing and support costs incurred to promote Network growth. The Company anticipates maintaining general and administrative costs at the 2003 level as it continues to invest in the development of its expanding Network.

     Interest income increased from $14,000 to $22,000, mostly as a result of interest earned on advances within the FertilityPartner network, and earnings on increased cash balances. Interest expense declined in line with the Company's lower debt balances resulting from scheduled debt repayments on the Company's outstanding debt.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Revenues for the six months ended June 30, 2003 increased 17.0% from the same period in 2002. The major factors contributing to this growth were:

(i) FertilityPartners service fees increased approximately 18.3% between the first six months of 2002 and 2003. This additional revenue resulted from an increase in new patient visits at all of the Company's core FertilityPartners locations, the inclusion of the Company's Margate, Florida based FertilityPartner location for a full six months in 2003 and the inclusion of the previously mentioned termination payment from the Company's New York based FertilityPartners agreement.

(ii) Pharmaceutical sales increased 7.3% between the first six months of 2002 and 2003. This increase, while below the Company's expectations, was the result of increased patient volume within the IntegraMed provider network as well as increased penetration and participation among the Company's expanding Affiliate members.

(iii) FertilityDirect revenues, comprised primarily of the Company's Shared Risk Refund Program and Network member Affiliate Fees, increased 82.9%. This increase is a direct result of the Company's commitment to focus its marketing efforts on direct to consumer marketing and to drive new patient volume within the Network.

     As a percentage of revenues, contribution was 10.9% for the first six months of 2003, versus 11.3% in the same period of 2002. The following factors contributed to this change:


(i) FertilityPartners contribution declined slightly to 12.3%, from 13.3%, between the first six months of 2003 and 2002 respectively. Despite an improved second quarter, the Company's results for the first six months continue to reflect the impact of a slowly growing economy and the uncertain political environment. Despite these external factors, which were primarily felt in the first quarter, the Company has been able to continue to increase same center growth and contribution, throughout its Network, to compensate for previously disclosed reductions in its fee structure.

(ii) Pharmaceutical contribution declined to 2.5% during the first six months of 2003 compared to 3.8% for the same period in 2002. This decline in contribution is directly related to reduced insurance reimbursement rates on specific pharmaceutical products at some of the Company's Network locations.

(iii) Contribution from the FertilityDirect product suite increased to $391,000, or 34.1%, for the first six months of 2003 from $74,000, or 11.8%, from the corresponding period in 2002.This increased performance resulted from the Company's previously announced efforts to expand its base of affiliated fertility clinics and to adopt a direct to consumer marketing orientation for its Shared Risk Refund program.

     General and administrative expenses increased from $3.7 million in the first six months of 2002 to $4.4 million in the first six months of 2003 as a result of additional marketing and support costs incurred to promote Network growth. The Company anticipates maintaining general and administrative costs at this level as it continues to invest in the development of its expanding Network.

     Interest income decreased from $52,000 to $44,000, mostly as a result of lower rates of interest earned on advances within the FertilityPartner network, and cash balances. Interest expense declined in line with the Company's lower debt balances resulting from scheduled debt repayments on the Company's outstanding debt.

Liquidity and Capital Resources

     Historically, the Company has financed its operations by the sale of equity securities, issuance of notes and internally generated resources. In addition, the Company also uses bank financing for working capital and business development. The Company's working capital increased during the second quarter of 2003 to $4.9, million as of June 30, 2003, up from $2.9 million as of December 31, 2002. The Company believes that working capital and, specifically, cash and cash equivalents remain at adequate levels to fund the Company's operations. As of June 30, 2003, the Company did not have any significant purchase commitments for the acquisition of fixed assets, however, it has budgeted upcoming capital expenditures of approximately $8.1 million for the balance of 2003 and early 2004. These expenditures are primarily related to the expansion of the Company's FertilityPartners centers . The Company believes that the cash flows from its operations plus its credit facility and new term loan (see below) will be sufficient to provide for its future liquidity needs for the next twelve months.

   Subsequent to June 30, 2003, the Company entered into a revised credit facility with Fleet Bank, N.A. Under the terms of this new credit facility, the Company has renewed its $7.0 million three-year working capital revolver and obtained a $5.75 million term loan of which $750,000 will be used to repay its outstanding term loan under the previous credit agreement. This revised credit facility also contains restrictive covenants and is collateralized by all of the Company's assets. The Company is also continuously reviewing its credit agreement and may renew, revise or enter into new agreements from time to time as deemed necessary.

   Due to the continued expansion of the FertilityPartners centers, the Company exceeded the capital spending threshold as defined in one restrictive covenant, of its then existing credit facility, for the second quarter of 2003, and obtained the required waiver effective June 30, 2003.

Significant Contractual Obligations and Other Commercial Commitments:

     The following summarizes the Company's contractual obligations and other commercial commitments at June 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                      Total     Less than 1 year       1 - 3 years   4 - 5 years     After 5 years
                                   ----------   ----------------       -----------  ------------     -------------

Notes Payable.................      $   811,000      $  811,000        $        --     $       --       $       --
Operating leases..............       28,583,000       3,338,000         10,564,000      6,271,000        8,410,000
                                     ----------       ---------         ----------      ---------        ---------
Total contractual cash
    Obligations...............      $29,394,000      $4,149,000        $10,564,000     $6,271,000       $8,410,000


                                                    Amount of Commitment Expiration Per Period

                                       Total    Less than 1 year      1 - 3 years   4 - 5 years      After 5 years
                                   ----------   ----------------     -------------  -------------    -------------

Lines of credit...............      $ 7,000,000      $       --         $7,000,000     $       --       $       --

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

Recent Accounting Standards

     The Company discloses its critical accounting policies in its Form 10-K filed with the Securities and Exchange Commission. Since December 31, 2002, none of those policies have changed, nor have any been added.


     Recently issued accounting standards are summarized below:


Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

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

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities

     In April, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB 149 which amends Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and establishes accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not believe the adoption of FASB 149 will have an impact on its financial statements.

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003 the Board issued FASB 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The Company does not believe the adoption of FASB 150 will have an impact on its financial statements.

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


      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of June 30, 2003 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.


      (b) Changes in internal controls.


      There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.

                     On June 6, 2003 the Company filed a lawsuit against Pediatric Physician Alliance, Inc. and its parent company, Integrated Physician Solutions, in the United States District Court for the District of New Jersey asserting, among other things, that the defendants, long after the Company's adoption and use of the INTEGRAMED and INTEGRAMED AMERICA(R) trademarks, began using the mark INTEGRIMED in connection with the sale, offering for sale, distribution and advertising of business management and consultation services for office-based medical practices and organizations in the field of health care. The Company is also asserting, in the lawsuit, that the defendants' use of the IntegriMed mark is a colorable imitation of the Company's registered mark INTEGRAMED AMERICA and is likely to cause confusion, or to cause mistake, or to deceive, in violation of the Lanham Act. The Company is seeking relief against defendants, among other things, declaring that the defendants have infringed the Company's trademarks, enjoining defendants from using the IntegriMed mark, and compensatory and punitive damages.

     Item 2.      Changes in Securities and Use of Proceeds.

                     On June 4, 2003, the Company issued 22,760 shares of its Common Stock to be held as treasury shares. These shares represented shares certain officers paid to the Company for the withholding of taxes on a stock grant issued in 2003. The Company anticipates selling these shares as market conditions warrant.

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.

         At an Annual Stockholders Meeting held on May 21, 2003, the following matters were acted upon by the Stockholders with the indicated votes thereon:

     Proposal 1- Election of Directors

           Director                    For                    Against
           --------                    ---                    -------

     Gerardo Canet                  2,752,403                 285,385
     Michael J. Levy, M.D.          2,700,613                 337,175
     Sarason D. Liebler             2,700,613                 337,175
     Aaron S. Lifchez, M.D.         2,752,413                 285,375
     Wayne R. Moon                  2,758,613                 279,175
     Lawrence J. Stuesser           2,810,413                 227,375
     Elizabeth E. Tallett           2,758,613                 279,175

     Proposal 2- Amendment of 2000 Long-Term Compensation Plan increasing the number of shares authorized for issuance under the Plan from 600,000 to 800,000 shares.


        For              Against          Abstentions          Broker Non-Votes
        ---              -------          -----------          ----------------

     1,328,501           421,192            27,515                 1,262,109

     Proposal 3- Amendment of 2000 Long-Term Compensation Plan providing for an annual automatic increase in the number of shares authorized for issuance under the Plan.

        For              Against          Abstentions          Broker Non-Votes
        ---              -------          -----------          ----------------

     1,306,151           442,013             27,515                1,262,109

     Item 5.      Other Information.
                     None.

     Item 6.      Exhibits and Reports on Form 8-K.

                  (a) See Index to Exhibits on Page 23.

                  (b) Reports on Form 8-K

                        For the quarter ended June 30, 2003, Registrant filed Form 8-K's dated April 28, 2003 and May 6, 2003. Subsequent to June 30, 2003, Registrant filed Form 8-K's dated July 14, 2003, July 15, 2003, August 7, 2003 and August 11, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTEGRAMED AMERICA, INC.
                                         (Registrant)




Date:    August 14, 2003             by:  /s/ John W. Hlywak, Jr
                                              ------------------
                                              John W. Hlywak, Jr.
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

Exhibit
Number                                               Exhibit

10.113(i)  --     Second  Amendment to Amended and Restated Loan Agreement dated
                  July 31, 2003.

31.1       --     CEO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 dated August 14, 2003.

31.2       --     CFO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 dated August 14, 2003.

32.1       --     CEO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 dated August 14, 2003.

32.2       --     CFO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 dated August 14, 2003.

99.38      --     Notice to Directors and Officers dated July 14, 2003. (1)

99.39      --     Registrant's Press Release dated July 10, 2003. (2)

99.40      --     Registrant's Press Release dated August 4, 2003. (3)

99.41      --     Registrant's Press Release dated August 5, 2003. (3)

99.44      --     Registrant's Press Release dated August 8, 2003. (4)


-------------------------------------------------------

(1) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated July 14, 2003 and incorporated by reference thereto.

(2) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated July 15, 2003 and incorporated by reference thereto.

(3) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated August 7, 2003 and incorporated by reference thereto.

(4) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated August 11, 2003 and incorporated by reference thereto.