Form 10-Q
period 2003-09-30
INTEGRAMED AMERICA INC
filed 2003-11-13
CIK 885988

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

                For the quarterly period ended September 30, 2003

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

                          Yes [ ]        No  [X]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 3, 2003 was 3,454,697.


===============================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                           PAGE

PART I  -      FINANCIAL INFORMATION

    Item 1.    Financial Statements (unaudited)

                  Consolidated Balance Sheets at September 30, 2003 and
                     December 31, 2002....................................... 3

                  Consolidated Statements of Income for the three and
                     nine-month periods ended September 30, 2003 and 2002 ... 4

                  Consolidated Statements of Cash Flows for the nine-month
                     periods ended September 30, 2003 and 2002 .............. 5

                  Notes to Consolidated Financial Statements ............. 6-10

    Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................11-18

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk....19

    Item 4.    Controls and Procedures.......................................19


PART II -      OTHER INFORMATION

    Item 1.    Legal Proceedings.............................................20

    Item 2.    Changes in Securities.........................................20

    Item 3.    Defaults upon Senior Securities...............................20

    Item 4.    Submission of Matters to a Vote of Security Holders...........20

    Item 5.    Other Information.............................................20

    Item 6.    Exhibits and Reports on Form 8-K...........................20-21


SIGNATURES     ..............................................................22

CERTIFICATIONs PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are presented as Exhibits 31.1 and 31.2

PART I -- FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)
                                     ASSETS
                                                                              September 30,  December 31,
                                                                              ------------   ------------
                                                                                  2003           2002
                                                                              ------------   ------------
                                                                               (unaudited)
Current assets:
  Cash and cash equivalents ...................................................   $ 12,943    $  8,693
  Due from Medical Practices, net .............................................      7,171       5,297
  Pharmaceutical sales accounts receivable ....................................      1,109       1,637
 Prepaids and other current assets ............................................      2,257       2,888
                                                                                  --------    --------
      Total current assets ....................................................     23,480      18,515
  Fixed assets, net ...........................................................      7,454       5,141
  Exclusive Service Rights, Net ...............................................     20,747      19,529
  Deferred taxes ..............................................................      3,560       3,980
  Other assets ................................................................        292         279
                                                                                  --------    --------
      Total assets ............................................................   $ 55,533    $ 47,444
                                                                                  ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................   $  1,487    $    823
  Accrued liabilities .........................................................      5,777       6,446
  Current portion of long-term notes payable and other obligations ............      1,211       1,099
  Patient deposits ............................................................      9,846       7,208
                                                                                  --------    --------
      Total current liabilities ...............................................     18,321      15,576
                                                                                  --------    --------
Long-term notes payable and other obligations .................................      4,313         311
                                                                                  --------    --------
Commitments and contingencies
Stockholders' Equity:
  Common Stock, $.01 par value - 50,000,000 shares authorized in 2003 and 2002;
    and 3,544,292 and 3,353,884 shares issued in 2003 and 2002, respectively ..         35          34
  Capital in excess of par ....................................................     48,172      47,183
  Accumulated deficit .........................................................    (14,882)    (15,660)
  Treasury Stock, at cost - 89,595 and 0 shares in 2003 and 2002, respectively        (426)       --
                                                                                  --------    --------
      Total stockholders' equity ..............................................     32,899      31,557
                                                                                  --------    --------
      Total liabilities and stockholders' equity ..............................   $ 55,533    $ 47,444
                                                                                  ========    ========




        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                               For the                 For the
                                                         three-month period       nine-month period
                                                         ended September 30,      ended September 30,
                                                         -------------------      -------------------
                                                           2003        2002        2003        2002
                                                         -------      ------      ------      -------
                                                            (unaudited)              (unaudited)

Revenues, net:
   FertilityPartners Service Fees ....................   $ 17,762    $ 17,159    $ 55,533    $ 49,090
   Pharmaceutical sales ..............................      3,553       5,699      12,846      14,363
   FertilityDirect revenues ..........................        942         415       2,089       1,042
                                                         --------    --------    --------    --------
      Total revenues .................................     22,257      23,273      70,468      64,495

Cost of services and sales:
   FertilityPartners Service Fees ....................     15,591      14,734      48,715      42,395
   Pharmaceutical costs ..............................      3,440       5,482      12,500      13,818
   FertilityDirect costs .............................        577         316       1,333         869
                                                         --------    --------    --------    --------
      Total costs of services and sales ..............     19,608      20,532      62,548      57,082

Contribution:
   FertilityPartners Service Fees ....................      2,171       2,425       6,818       6,695
   Pharmaceutical contribution .......................        113         217         346         545
   FertilityDirect contribution ......................        365          99         756         173
                                                         --------    --------    --------    --------
     Total contribution ..............................      2,649       2,741       7,920       7,413

General and administrative expenses ..................      2,233       2,238       6,668       5,984
Interest income ......................................        (33)        (21)        (77)        (73)
Interest expense .....................................         22          40          54         119
                                                         --------    --------    --------    --------
   Total other expenses ..............................      2,222       2,257       6,645       6,030

Income before income taxes ...........................        427         484       1,275       1,383
Income tax provision .................................        166         159         497         456
                                                         --------    --------    --------    --------

Net income ...........................................   $    261    $    325    $    778    $    927
Less: Dividends paid and/or accrued on Preferred Stock       --             3        --            69
                                                         --------    --------    --------    --------
Net income applicable to Common Stock ................   $    261    $    322    $    778    $    858
                                                         ========    ========    ========    ========

Basic earnings per share of Common Stock .............   $   0.08    $   0.10    $   0.23    $   0.27
                                                         ========    ========    ========    ========
Diluted earnings per share of Common Stock ...........   $   0.07    $   0.09    $   0.22    $   0.25
                                                         ========    ========    ========    ========
Weighted average shares - basic ......................      3,448       3,270       3,399       3,143
                                                         ========    ========    ========    ========
Weighted average shares - diluted ....................      3,643       3,565       3,564       3,436
                                                         ========    ========    ========    ========



        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                               For the
                                                                                          nine-month period
                                                                                          ended September 30,
                                                                                          -------------------
                                                                                           2003         2002
                                                                                          ------       ------
                                                                                              (unaudited)
Cash flows from operating activities:
   Net income ......................................................................   $    778     $    927
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .................................................      2,441        2,124
     Amortization of deferred tax asset ............................................        420          714
Change in assets and liabilities -- Decrease (increase) in assets:
        Due from Medical Practices .................................................     (1,874)         802
        Pharmaceutical sales accounts receivable ...................................        528         (509)
        Prepaids and other current assets ..........................................        604          111
        Other assets ...............................................................        407          (81)
     Increase (decrease) in liabilities:
         Accounts payable ..........................................................        664         (593)
         Accrued liabilities .......................................................       (669)         158
         Patient deposits ..........................................................      2,638        3,167
                                                                                       --------     --------
Net cash provided by operating activities ..........................................      5,937        6,820
                                                                                       --------     --------

Cash flows used in investing activities:
     Payment for Exclusive Service Rights ..........................................     (2,232)      (3,491)
     Proceeds from sale of fixed assets ............................................        380         --
     Proceeds from sale of intangible assets .......................................        136         --
     Purchase of fixed assets and leasehold improvements ...........................     (4,256)      (1,531)
                                                                                       --------     --------
Net cash used in investing activities ..............................................     (5,972)       5,022)
                                                                                       --------     --------

Cash flows used in financing activities:
     Increase in notes payable .....................................................      5,750         --
     Principal repayments on debt ..................................................     (1,598)        (824)
     Principal repayments under capital lease obligations ..........................        (38)        (108)
     Proceeds from issuance of Common Stock ........................................        171        1,507
     Repurchase of preferred stock .................................................       --         (1,535)
     Dividends paid on Convertible Preferred Stock .................................       --            (69)
                                                                                       --------     --------
Net cash used in financing activities ..............................................      4,285       (1,029)
                                                                                       --------     --------

Net change in cash .................................................................      4,250          769
Cash at beginning of period ........................................................   $  8,693     $  8,505
                                                                                       --------     --------
Cash at end of period ..............................................................   $ 12,943     $  9,274
                                                                                       ========     ========









        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in IntegraMed America's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002.

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

     On September 1, 2003, the Company signed a FertilityPartners agreement to supply a complete range of business, marketing and facility services to a physician practice in Charlotte, North Carolina. Under the terms of the 15-year agreement, the Company's service fees are comprised of a tiered percentage of revenues, reimbursed costs of services, and a fixed percentage of practice earnings. Net consideration for the agreement was $2.2 million, which will be amortized against FertilityPartners service fees over the life of the contract. In addition, the Company has agreed to a $2.0 million capital commitment to fund the growth of the physician practice.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine-month periods ended September 30, 2003 and 2002 is as follows (000's omitted, except for per share amounts):

                                                     For the               For the
                                                three-month period    nine-month period
                                                ended September 30,   ended September 30,
                                                -------------------   -------------------
                                                  2003       2002       2003       2002
                                                --------    -------    -------   --------
Numerator
Net Income ...................................   $   261    $   325    $   778   $   927
Less: Preferred stock dividends ..............      --           (3)      --         (69)
                                                 -------    -------    -------   -------
Income applicable to Common Stock ............   $   261    $   322    $   778   $   858

Denominator
Weighted average shares outstanding ..........     3,448      3,270      3,399     3,143
Effect of dilutive options and warrants ......       195        295        165       293
                                                 -------    -------    -------   -------
Weighted average shares and dilutive potential
Common shares ................................     3,643      3,565      3,564     3,436
Basic EPS ....................................   $  0.08    $  0.10    $  0.23   $  0.27
Diluted EPS ..................................   $  0.07    $  0.09    $  0.22   $  0.25

                            INTEGRAMED AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (unaudited)


     For the three month period ended September 30, 2003, there were no shares excluded from the assumed exercise of options to purchase Common Stock, as the average market price of the Common Stock was greater than the per share exercise price of all outstanding options. For the nine month period ended September 30, 2003, the effect of the assumed exercise of options to purchase approximately 128,000 shares of Common Stock at exercise prices ranging from $5.98 to $6.15 per share were excluded in computing the diluted earnings per share amount because the exercise price of these options was greater than the average market price of the shares of Common Stock, therefore causing these options to be anti-dilutive. For the three and nine month period ended September 30, 2002, the effect of the assumed exercise of options to purchase approximately 42,500 shares of Common Stock at exercise prices ranging from $6.80 to $8.57 per share were excluded in computing the diluted per share amount because the exercise price of the options was greater than the average market price of the Common Stock, therefore causing the options to be anti-dilutive.

     For the three and nine-month periods ended September 30, 2003, the effect of the assumed exercise of warrants to purchase approximately 106,000 shares of Common Stock at exercise prices ranging from $6.25 to $9.00 per share was excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, thereby causing these warrants to be anti-dilutive. For the three and nine-month periods ended September 30, 2002, the effect of the assumed exercise of warrants to purchase approximately 88,000 shares of Common Stock at an exercise price of $9.00 per share were excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, thereby causing these warrants to be anti-dilutive.

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

                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution     Consolidated
                                                         ---------    --------        ------------     ------------

For the three months ended September 30, 2003
     Revenues......................................     $     --       $18,704           $3,553            $22,257
     Cost of services..............................           --        16,168            3,440             19,608
                                                        --------       -------           ------            -------
     Contribution..................................           --         2,536              113              2,649
     General and administrative costs..............                                                          2,233
     Interest, net.................................                                                            (11)
                                                                                                           -------
     Income before income taxes....................                                                            427
     Depreciation expense included above...........                                                            486
     Capital expenditures..........................           73         2,991               --              3,064
     Total assets..................................       15,280        39,523              730             55,533



                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution     Consolidated
                                                         ---------    --------        ------------     ------------

For the nine months ended September 30, 2003
     Revenues......................................      $    --       $57,622          $12,846            $70,468
     Cost of services..............................           --        50,048           12,500             62,548
     Contribution..................................           --         7,574              346              7,920
     General and administrative costs..............                                                          6,668
     Interest, net.................................                                                            (23)
     Income before income taxes....................                                                          1,275
     Depreciation expense included above...........                                                          1,563
     Capital expenditures..........................          354         3,902               --              4,256
     Total assets..................................       15,280        39,523              730             55,533

For the three months ended September 30, 2002
     Revenues......................................     $     --       $17,574           $5,699            $23,273
     Cost of services..............................           --        15,050            5,482             20,532
     Contribution..................................           --         2,524              217              2,741
     General and administrative costs..............                                                          2,238
     Interest, net.................................                                                             19
     Income before income taxes....................                                                            484
     Depreciation expense included above...........                                                            484
     Capital expenditures..........................            9           270               --                279
     Total assets..................................       11,460        33,776            2,208             47,444

For the nine months ended September 30, 2002
     Revenues......................................      $    --       $50,132          $14,363            $64,495
     Cost of services..............................           --        43,264           13,818             57,082
     Contribution..................................           --         6,868              545              7,413
     General and administrative costs..............                                                          5,984
     Interest, net.................................                                                             46
     Income before income taxes....................                                                          1,383
     Depreciation expense included above...........                                                          1,344
     Capital expenditures..........................          131         1,400               --              1,531
     Total assets..................................       11,460        33,776            2,208             47,444


NOTE 4 -- STOCK-BASED EMPLOYEE COMPENSATION:

     The Company has two stock-based employee compensation plans, which are described more fully in Note 12 of the Company's financial statements in its most recent Annual Report on Form 10-K. During the third quarter, the Company adopted the prospective method of accounting for stock based compensation. Prior to the third quarter of 2003, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The Company adopted the fair value recognition provisions of FAS 148, effective January 1, 2003. Under the prospective transition method selected by the Company, fair value accounting is applied to all new stock grants and modifications to old grants. Disclosure of pro-forma net income and EPS is continued for any pre-adoption grants.


     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. (000's omitted, except per share amounts). As of September 30, 2003, there have been no grants issued during the current year.

                                                                                 For the                  For the
                                                                           three-month period        nine-month period
                                                                          ended September 30,       ended September 30,
                                                                          -------------------       -------------------
                                                                           2003         2002         2003         2002
                                                                          -------      ------       ------       ------
         Net Income, as reported.........................................    $261       $322         $778         $858

         Add: Stock-based employee compensation expense

         Included in reported net income, net of related tax effects.....      --         --           --           --

         Deduct:  Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects......................     (77)       (83)        (230)        (250)
                                                                             ----       ----         ----         ----
         Pro forma net income............................................     184        239          548          608

         Earnings per share:
              Basic-as reported..........................................     .08        .10          .23          .27
              Basic-pro forma............................................     .05        .07          .16          .19

              Diluted-as reported........................................     .07        .09          .22          .25
              Diluted-pro forma..........................................     .05        .07          .15          .18

     Assumptions used to calculate pro forma values include:

                                                                                 For the                  For the
                                                                           three-month period        nine-month period
                                                                          ended September 30,       ended September 30,
                                                                          -------------------       -------------------
                                                                           2003         2002          2003        2002
                                                                          -------     -------       -------      ------

Weighted average fair value of options granted...........................    N/A        $4.59           N/A      $4.59
Dividend yield...........................................................   0.00%        0.00%         0.00%      0.00%
Volatility...............................................................  23.60%       75.30%        23.60%     75.30%
Risk free rate...........................................................   0.94%        1.06%         1.00%      1.06%
Expected term (in years).................................................    5.4           10           5.4         10

NOTE 5 -- RECLASSIFICATIONS

     Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current period presentation.

NOTE 6 -- LITIGATION

     In June 2002, the Company was served with a Complaint, captioned WINFertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company has served and filed an Answer denying all material allegations of the Complaint and asserting affirmative defenses. The Company has also filed a Counterclaim against the plaintiff demanding an accounting and return of certain fees paid to plaintiff by the Company. Discovery is proceeding in the matter. The Company has meritorious defenses to the claims, and based on opinion of counsel, believes that the likelihood of the suit having a material adverse effect on the financial position, results of operations or the cash flow of the Company is remote.

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

NOTE 7 -- RECENT ACCOUNTING STANDARDS

Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

     On January 17, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Interpretation No. 46 (FIN 46 or the "Interpretation"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN 46's effective date has been deferred until the first interim period or annual period ending after December 15, 2003. The Company is currently evaluating applicability of FIN 46.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company offers products and services to patients, providers, and payers in the fertility industry. The IntegraMed Network is comprised of twenty-three fertility centers in major markets across the United States, pharmaceutical products and services, a financing subsidiary, the Council of Physicians and Scientists and a leading fertility portal (www.integramed.com). Seventeen fertility centers have access to the Company's FertilityDirect program. Six of the fertility centers are designated as "FertilityPartners" and as such, have access to the Company's FertilityDirect program in addition to being provided with a full range of services, including: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment; (ii) access to capital and servicing and financing of patient accounts receivable; (iii) marketing and sales; (iv) integrated information systems; and (v) assistance in identifying best clinical practices.

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

     The strategy is complemented by our approach of focused diversification. We have segmented the fertility market into providers and consumers. We offer services to the provider segment focused on improving clinical and financial results. We offer products and services to consumers that improve access to treatment. All of the product and service offerings are synergistic, each customer segment complementing the other.

     The strategy requires the Company to: (a) stay focused on the fertility industry; (b) provide exceptional customer service; (c) deliver premium services to obtain premium prices; (d) develop and maintain standardized products and services along with a scalable infrastructure; and (e) take advantage of the potential of consumer pull-through with direct-to-consumer investment.

     During 2001, the Company negotiated revised fee structures on four of its then existing major FertilityPartners business services contracts. On these contracts, service fees are comprised of (a) a tiered percentage of revenue, (b) a fixed percentage of medical practice earnings and (c) reimbursed cost of services. In addition, the Company negotiated lower additional percentages on the revenue and medical practice earnings components. These lower fees are to be phased in over an estimated five-year period.

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

     On September 1, 2003, the Company signed a FertilityPartners agreement to supply a complete range of business, marketing and facility services to a physician practice in Charlotte, North Carolina. Under the terms of the 15-year agreement, the Company's service fees are comprised of a tiered percentage of revenues, reimbursed costs of services, and a fixed percentage of practice earnings. Net consideration for the agreement was $2.2 million, to be amortized over the life of the contract. In addition, the Company has committed up to $2 million to fund the development and equipping of a new state-of-the-art facility to house the practice and its embryology laboratory.

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

                                                                        For the                      For the
                                                                  three-month period           nine-month period
                                                                  ended September 30,          ended September 30,
                                                                  -------------------          -------------------
                                                                   2003         2002             2003      2002
                                                                  -------      ------          --------  ---------
          Revenues, net
              FertilityPartners Service Fees...................     79.8%       73.7%            78.8%     76.1%
              Pharmaceutical Sales.............................     16.0%       24.5%            18.2%     22.3%
              FertilityDirect Revenues.........................      4.2%        1.8%             3.0%      1.6%
                                                                   -----       -----            -----     -----
              Total Revenues...................................    100.0%      100.0%           100.0%    100.0%


         Costs of services incurred:
              FertilityPartners costs.........................      70.0%       63.3%            69.1%     65.7%
              Pharmaceutical costs............................      15.5%       23.5%            17.7%     21.4%
              FertilityDirect costs...........................       2.6%        1.4%             2.0%      1.4%
                                                                   -----       -----            -----     -----
              Total Costs of services and sales...............      88.1%       88.2%            88.8%     88.5%

         Contribution
              FertilityPartners contribution..................       9.8%       10.4%             9.7%     10.4%
              Pharmaceutical contribution.....................       0.5%        1.0%             0.5%      0.9%
              FertilityDirect contribution....................       1.6%        0.4%             1.0%      0.2%
                                                                   -----       -----            -----     -----
              Total contribution..............................      11.9%       11.8%            11.2%     11.5%
         General and administrative expenses..................      10.0%        9.6%             9.5%      9.3%
         Interest income......................................      (0.1)%      (0.0)%           (0.1)%    (0.1)%
         Interest expense.....................................       0.1%        0.1%             0.0%      0.1%
              Total other expenses............................      10.0%        9.7%             9.4%      9.3%
         Income before income taxes...........................       1.9%        2.1%             1.8%      2.1%
         Provision for income taxes...........................       0.7%        0.7%             0.7%      0.7%
         Net income...........................................       1.2%        1.4%             1.1%      1.4%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Revenues for the three months ended September 30, 2003 were $22.3 million, a decrease of 4.6% from revenues of $23.3 million for the three months ended September 30, 2002. Major factors contributing to this change were as follows:

(i) FertilityPartners service fees increased approximately 3.5% between the third quarters of 2002 and 2003. While revenue growth among underlying FertilityPartners remains strong, the quarter-to-quarter comparison was negatively impacted by the lack of revenue in the third quarter of 2003 from the Company's previously disclosed termination of its New York based FertilityPartners contract. Third quarter 2003 results also included one month of revenues from the Company's new, North Carolina based, FertilityPartners contract.

(ii) The Company's Pharmaceutical segment has been experiencing lower health insurance reimbursements rates and higher manufacturer costs on several major products. Efforts to increase reimbursement rates and rollback price increases were made in the third quarter and should positively impact the fourth quarter and 2004. During the third quarter, the Company de-emphasized distribution of several products with unattractive profit margins. Together, these actions have caused an overall decline of 37.7% in Pharmaceutical sales revenue and has reduced pharmaceutical sales as a percentage of total revenue to 16.0%, down from 24.5% during the same period in 2002.

(iii) FertilityDirect revenues, comprised primarily of the Company's Shared Risk Refund Program and Network member Affiliate Fees, increased 127.0%. This increase was the result of the Company's previously disclosed commitment to focus its marketing efforts on increasing new affiliate membership and strong pregnancy outcomes and increased patient volume within its Shared Risk Refund Program.

     As a percentage of revenues, contribution increased from 11.8% in the third quarter of 2002, to 11.9% in the third quarter of 2003. The following factors contributed to this change:

(i) Contribution from our FertilityPartners product line declined to 12.2% of associated revenues for the third quarter of 2003 vs. 14.1% for the same period in 2002. Substantially all of the decline related to the loss of revenue from the conversion of the RSA of New York partner contract to an affiliate contract for the full quarter. This reduction was mitigated somewhat by the addition of one month of revenue from the new North Carolina based FertilityPartners contract.

(ii) The Company's pharmaceutical contribution experienced a decline to 3.2% of associated revenues in the third quarter of 2003 from 3.8% in the third quarter of 2002. This was a significant improvement over the second quarter's contribution of 2.6% and reflects the results of the response to the previously discussed market place pricing changes and the mix of products distributed by the Company.

(iii) The Company's FertilityDirect program, comprised primarily of its Shared Risk Refund Program and Network members Affiliate Fees, generated a contribution of 38.7% of associated revenues in the third quarter of 2003, compared to a 23.9% contribution for the same period in 2002. This favorable increase was the result of favorable pregnancy rates within the Shared Risk Refund Program, growing Affiliate Fees associated with the Company's expanding network and increased market awareness of the advantages of the Shared Risk Refund program to infertile couples.

     General and administrative expenses remained stable, decreasing less than 0.01% compared to the third quarter of 2002. The Company has initiated a cost management program designed to control general and administrative costs as it continues to invest in the development of its expanding Network.

     Interest income increased from $21,000 to $33,000, mostly as a result of interest earned on advances within the FertilityPartner network, and earnings on increased cash balances. Interest expense declined from $40,000 in the third quarter of 2002 to $22,000 in the third quarter of 2003. This reduction was due to lower market interest rates in 2003, and lower debt balances at the beginning of the third quarter of 2003. Interest expense is expected to increase in the near term in line with increased borrowings under the Company's amended credit facility with Fleet Bank, N.A., which became effective during the third quarter of 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Revenues for the nine months ended September 30, 2003 were $70.5 million, an increase of 9.3% from revenues of $64.5 million for the nine months ended September 30, 2002. The major factors contributing to this growth were as follows:

(i) FertilityPartners service fees increased approximately 13.1% between the first nine months of 2002 and 2003. This additional revenue resulted from an increase in new patient visits at all of the Company's core FertilityPartners locations, as well as the inclusion of the Company's Margate, Florida based FertilityPartner location for a full nine months in 2003. The 2003 results also included one month of revenues from the Company's new, North Carolina based, FertilityPartners agreement.

(ii) Pharmaceutical sales decreased 10.6% between the first nine months of 2002 and 2003 as a result of unfavorable insurance reimbursement rates on several major products. In response, the Company has de-emphasized distribution of several products thereby altering its product mix in an effort to maintain margins.

(iii) FertilityDirect revenues, comprised primarily of the Company's Shared Risk Refund Program and Network member Affiliate Fees, increased 100.5%. This increase is a direct result of the Company's commitment to focus its marketing efforts on direct to consumer marketing and to drive new patient volume within the Network. While the volume of participants in the Shared Risk Refund is increasing, revenues are generated when pregnancies occur. Pregnancy rates have increased in this period compared to the prior year.

     As a percentage of revenues, contribution was 11.2% for the first nine months of 2003, versus 11.5% in the same period of 2002. The following factors contributed to this change:


(i) FertilityPartners contribution declined to 12.3% from 13.6% of associated revenues, between the first nine months of 2003 and 2002, respectively. Despite a continued improvement in the third quarter, the Company's results for the first nine months continue to reflect the weakness experienced in the first quarter as a result of general economic conditions.

(ii) Pharmaceutical contribution declined to 2.7% of associated revenues during the first nine months of 2003 compared to 3.8% for the same period in 2002. This decline in contribution is directly related to reduced insurance reimbursement rates as well as cost increases on specific pharmaceutical products.

(iii) Contribution from the FertilityDirect product suite increased from 16.6% of associated revenues for the first nine months of 2002 to 36.2% for the first nine months of 2003.This increased performance resulted from the Company's previously announced efforts to expand its base of affiliated fertility clinics and to adopt a direct to consumer marketing orientation for its Shared Risk Refund program while experiencing strong pregnancy outcomes, thereby increasing revenues allowing the Company to leverage expenses to a greater extent in 2003.

     General and administrative expenses increased 1.8% in the first nine months of 2003 compared to the same period in 2002. During the first nine months of 2003, the Company added additional marketing and support costs to promote growth of its FertilityDirect product lines and assist additional Network expansion. The Company anticipates maintaining general and administrative costs at this level as it continues to invest in the development of its expanding Network.

     Interest income is virtually unchanged from $73,000 to $77,000, mostly as a result of higher cash balances and interest earned on advances within the FertilityPartner network offset by lower rates. Interest expense declined from $119,000 for the nine months ended September 30, 2002 to $54,000 for the same period in 2003. This reduction was due to lower market interest rates in 2003, as well as lower outstanding debt balances throughout most of 2003. Interest expense is expected to increase in the near term in line with increased borrowings under the Company's amended credit facility with Fleet Bank, N.A., which became effective during the third quarter of 2003.

Liquidity and Capital Resources

     Historically, the Company has financed its operations by the sale of equity securities, issuance of notes and internally generated resources. In addition, the Company also uses bank financing for working capital and business development. The Company's working capital increased during the third quarter of

2003 to $5.2 million as of September 30, 2003 up from $2.9 million as of December 31, 2002, mainly as a result of new bank debt discussed below. The Company believes that working capital and, specifically, cash and cash equivalents will remain at adequate levels to fund the Company's operations. As of September 30, 2003, the Company did not have any significant purchase commitments for the acquisition of fixed assets, however, it has budgeted upcoming capital expenditures of approximately $8.1 million for the balance of 2003 and early 2004. These expenditures are primarily related to the expansion of the Company's FertilityPartners centers . The Company believes that the cash flows from its operations plus its credit facility and new term loan (see below) will be sufficient to provide for its future liquidity needs for the next twelve months.

On July 31, 2003, the Company amended its existing credit facility with Fleet Bank, N.A. The amended facility is comprised of a $7.0 million three-year working capital revolver and a $5.75 million three-year term loan, of which approximately $0.75 million was used to repay the remaining outstanding balance of the previous credit facility. Each component bears interest by reference to Fleet's prime rate or LIBOR, at the Company's option, plus a margin, which is dependent upon a leverage test, ranging from 2.00% to 2.50% in the case of LIBOR-based loans. Prime based loans are made at Fleet Bank's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable as defined. As of November 3, 2003, under the working capital revolver, there were no amounts outstanding and the full amount of $7.0 million was available. The Fleet credit facility is collateralized by all of the Company's assets.

Significant Contractual Obligations and Other Commercial Commitments:

     The following summarizes the Company's contractual obligations and other commercial commitments at September 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.


                                                               Payments Due by Period

                                      Total     Less than 1 year       1 - 3 years   4 - 5 years     After 5 years
                                   ----------   ----------------       -----------  ------------     -------------

Notes Payable.................      $ 5,524,000      $1,211,000        $ 4,313,000$    $      --        $       --
Operating leases..............       24,621,000       3,586,000          6,727,000      5,186,000        9,122,000
                                   ------------     -----------       ------------     ----------       ----------
Total contractual cash
    Obligations...............      $30,145,000      $4,797,000        $11,040,000     $5,186,000       $9,122,000

                                                   Amount of Commitment Expiration Per Period

                                       Total    Less than 1 year      1 - 3 years   4 - 5 years      After 5 years
                                   ----------   ----------------     -------------  -------------    -------------

Lines of credit...............      $ 7,000,000      $      --         $7,000,000      $      --        $       --


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

Recent Accounting Standards

     The Company discloses its critical accounting policies in its Form 10-K filed with the Securities and Exchange Commission. Since December 31, 2002, none of those policies have changed, nor have any been added except as noted in the next paragraph.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for stock-based compensation. SFAS No. 148 allows for (a) a prospective method, (b) a modified prospective method and (c) a retroactive restatement method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. The modified prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter and for all awards previously granted, modified or settled since 1994 (the original SFAS No. 123 implementation date) that are unvested at the beginning of the year of adoption. The retroactive restatement method involves restating all periods presented for the fair value of all awards previously granted, modified or settled since 1994 (the original SFAS No. 123 implementation date). The Company has elected to adopt the fair value method of accounting in our financial statements beginning in 2003 using the prospective method. The Company will apply the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003 and will continue to provide the required pro forma information in the Notes to our Consolidated Financial Statements on an interim and annual basis. We do not expect the adoption of the fair value method of accounting to have a material effect on our consolidated financial position or consolidated results of operations for the year ending December 31, 2003. We are not contractually committed to grant or modify awards in future accounting periods and we do not anticipate any changes to our policies or procedures in regards to stock-based awards as a result of this implementation.

     Other recently issued accounting standards are summarized below:


Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

     On January 17, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Interpretation No. 46 (FIN 46 or the "Interpretation"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). ). FIN 46's effective date has been deferred until the first interim period or annual period ending after December 15, 2003. The Company is currently evaluating applicability of FIN 46.

Forward Looking Statements

     This Form 10-Q and discussions and/or announcements made by or on behalf of the Company, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to the following factors: the Company's ability to acquire additional FertilityPartners agreements, the Company's ability to raise additional debt and/or equity capital to finance future growth, the loss of significant FertilityPartners agreement(s), the profitability or lack thereof at fertility centers serviced by the Company, increases in overhead due to expansion, the exclusion of fertility and ART services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new fertility, and ART and/or genetic technologies and techniques. The Company is under no obligation to (and expressly disclaims any such obligation) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant changes in our market risk exposures from the fiscal 2002 year-end.

Item 4. Controls and Procedures


      (a) Evaluation of disclosure controls and procedures.


      Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange
Act) as of September 30, 2003 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting such officers to the material information relating to the Company that is required to be included in the Company's periodic SEC filings.


      (b) Changes in internal controls.


      There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

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

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.
                      None.

     Item 5.      Other Information.
                      None.

     Item 6.      Exhibits and Reports on Form 8-K.

                  (a) See Index to Exhibits on Page 23.

                  (b) Reports on Form 8-K

                        The Company filed with the Securities and Exchange Commission on July 14, 2003, a Current Report on Form 8-K for the July 14, 2003 event announcing a change in the Company's 401(K) investment platform and 401(K) record keeper. The Company also announced that officers and directors of the Company are prohibited from trading Company common stock during a "black-out" period running from July 28, 2003 to August 14, 2003.

                        The Company filed with the Securities and Exchange Commission on July 15, 2003, a Current Report on Form 8-K for the July 10, 2003 event publicizing the debut of the Company at number 24 on Fortune Small Business magazine's list of the top 100 fast growing publicly traded small companies in America.

                        The Company filed with the Securities and Exchange Commission on August 7, 2003, a Current Report on Form 8-K for the August 5, 2003 event reporting the public dissemination of a press release announcing the financial results for the second quarter ended June 30, 2003.

                        The Company filed with the Securities and Exchange Commission on August 11, 2003, a Current Report on Form 8-K for the August 8, 2003 event announcing the Company had reached an agreement with Fleet Bank on a new credit facility.

                        The Company filed with the Securities and Exchange Commission on September 8, 2003, a Current Report on Form 8-K for the September 8, 2003 event announcing the signing of a FertilityPartner agreement to provide business, marketing and facility services to a leading North Carolina fertility center.

                        The Company filed with the Securities and Exchange Commission on September 23, 2003, a Current Report on Form 8-K for the September 22, 2003 event reporting the public announcement of the Company's participation in Friedland Capital's Medical and Healthcare Conference in New York City on September 24, 2003.

                        The Company filed with the Securities and Exchange Commission on September 30, 2003, a Current Report on Form 8-K for the September 29, 2003 event announcing the Company at number 39 on Deloitte and Touche's list of the 50 fastest growing technology companies in New York.

                        Reports on Form 8-K filed subsequent to September 30,
                        2003

                        The Company filed with the Securities and Exchange Commission on October 6, 2003, a Current Report on Form 8-K for the October 6, 2003 event announcing the Company at number 12 on Crain's list of fastest growing New York companies.

                        The Company filed with the Securities and Exchange Commission on October 27, 2003, a Current Report on Form 8-K for the October 27, 2003 event announcing an investment community conference call on October 31, 2003, to discuss the Company's third quarter of 2003 financial results.

                        The Company filed with the Securities and Exchange Commission on October 30, 2003, a Current Report on Form 8-K for the October 30, 2003 event reporting the public dissemination of a press release announcing the Company's financial results for the third quarter ended September 30, 2003.

                        The Company filed with the Securities and Exchange Commission on November 3, 2003, a Current Report on Form 8-K for the November 3, 2003 event announcing the Company's exclusive agreement with a Kansas City-based Reproductive Resource Center.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 INTEGRAMED AMERICA, INC.
                                                 (Registrant)




Date:    November 13, 2003              By:  /s/:John W. Hlywak, Jr.
                                                 ----------------------------
                                                 John W. Hlywak, Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)

Exhibit
Number                                               Exhibit
------                                               -------

10.120     --     Service Agreement between IntegraMed America, Inc and
                  Reproductive Endocrine Associates of Charlotte, P.C.

31.1       --     CEO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted
                  Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
                  dated November 14, 2003

31.2       --     CFO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted
                  Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 dated November 14, 2003.

32.1       --     CEO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 dated November 14, 2003.

32.2       --     CFO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 dated November 14, 2003.

99.45      --     Registrant's Press Release dated September 8, 2003. (1)

99.46      --     Registrant's Press Release dated September 22, 2003. (2)

99.47      --     Registrant's Press Release dated September 29, 2003. (3)

99.48      --     Registrant's Press Release dated October 6, 2003. (4)

99.49      --     Registrant's Press Release dated October 27, 2003. (5)

99.50      --     Registrant's Press Release dated October 30, 2003. (6)

99.51      --     Registrant's Press Release dated November 3, 2003. (7)

----------------------------------------------

(1) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated September 8, 2003 and incorporated by reference thereto.

(2) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated September 23, 2003 and incorporated by reference thereto.

(3) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated September 30, 2003 and incorporated by reference thereto.

(4) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated October 6, 2003 and incorporated by reference thereto.

(5) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated October 27, 2003 and incorporated by reference thereto.

(6) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated October 30, 2003 and incorporated by reference thereto.

(7) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated November 3, 2003 and incorporated by reference thereto.