Form 10-K
period 2003-12-31
INTEGRAMED AMERICA INC
filed 2004-03-19
CIK 885988

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No
                                            ------

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes    No X
                                            ----

     Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $13.8 million on June 30, 2003 based on the closing sales price of the Common Stock on such date.

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding was approximately 3,578,000 on March 6, 2004.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     See Part III hereof with respect to incorporation by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 2003 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

                                     PART I

ITEM 1.  Business

Company Overview

     IntegraMed America, Inc. (the "Company") offers products and services to patients and providers in the fertility industry. The IntegraMed Network is comprised of twenty-three fertility centers in major markets across the United States, pharmaceutical products and services, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Sixteen Affiliate fertility centers purchase discrete service packages provided by the Company and seven fertility centers have access to the entire portfolio of products and services under the comprehensive FertilityPartners(TM) program. All twenty-three fertility centers have access to the Company's consumer services, principally pharmaceutical products and patient financing products. The Company was incorporated in Delaware on June 4, 1985.

     We maintain a website at www.integramed.com to provide information to the general public and our shareholders on our products, resources and services, along with general information on IntegraMed and its management, career opportunities, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 914-253-8000, through an e-mail request from our Investor Information web page at www.integramed.com, through the SEC's website by clicking the direct link from our website at www.integramed.com or directly from the SEC's website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

     Our Board of Directors has adopted a Code of Business Conduct that is applicable to all of our directors, officers and employees, a copy of which is attached as an exhibit to this annual report. Any material changes made to our Code of Business Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a current report on Form 8-K within five business days of such material change or waiver. We intend to make a copy of the Code of Business Conduct as well as charters for our Audit Committee and Nominating and Corporate Governance Committee, which comply with the recently adopted corporate governance rules of NASDAQ, available on our website at www.integramed.com. In addition, a copy of such documents will also be made available to our shareholders upon request by contacting our Investor Relations Department by calling 914-253-8000 or through an e-mail request from our website at www.integramed.com.

Industry -- Reproductive Medicine

     Reproductive medicine encompasses the medical discipline that focuses on male and female reproductive systems and processes. There are many reasons why couples have difficulty conceiving, and accurate identification of a specific cause of infertility can be time consuming, expensive and requires access to specialized diagnostic and treatment services. Many gynecologists do not have the time or interest to perform a complete evaluation of the infertile couple and therefore often bypass detailed diagnostic testing. Instead, they often provide initial medical treatment of infertility, without extensive diagnosis, by prescribing a drug called clomiphene citrate, which helps to correct ovulatory problems. This treatment is fairly inexpensive and often resolves the problem if the only obstacle to pregnancy is, in fact, an ovulatory problem. It is generally recommended that women receive this therapy for no more than three to six ovulatory cycles. If pregnancy has not occurred, referral should be made to a fertility specialist who can offer more advanced treatments. Fertility specialists are gynecologists who perform more sophisticated medical and surgical fertility diagnosis and treatments. Reproductive endocrinology refers to the diagnosis and treatment of all hormonal problems that lead to abnormal reproductive function or have an effect on the reproductive organs. Reproductive endocrinologists are physicians who have completed four years of residency training in obstetrics and gynecology and have at least two years of additional training in an approved subspecialty fellowship program.

     Conventional fertility services include diagnostic tests performed on the female, such as endometrial biopsy, laparoscopy/hysteroscopy examinations and hormone screens, and diagnostic tests performed on the male, such as semen analysis. Depending on the results of the diagnostic tests performed, treatment options may include, among others, fertility drug therapy to stimulate regular and predictable ovulation, artificial insemination and fertility surgeries to correct anatomical problems. Procedures that require gametes (sperm and eggs) to be handled in vitro (outside the body) are classified as assisted reproductive technology ("ART") services. Current types of ART services include in vitro fertilization ("IVF"), gamete intrafallopian transfer ("GIFT"), zygote intrafallopian transfer ("ZIFT"), tubal embryo transfer, frozen embryo transfer and donor egg programs. IVF represents the most frequently employed form of ART. Current techniques used in connection with IVF services include intracytoplasmic sperm injection ("ICSI"), assisted hatching, cryopreservation of embryos and blastocyst culture and transfer.

     There are currently approximately 45,000 obstetricians/gynecologists in the United States of which approximately 900 concentrate on providing fertility services as reproductive endocrinologists. There are currently approximately 421 centers across the country that provide ART services. These centers are predominantly staffed by reproductive endocrinologists. Approximately one-third of the ART centers are hospital-based and two-thirds are physician-office based. As ART has become more sophisticated, more predictable and less experimental, there has been a clear shift of services out of hospitals and into physician offices. Compared to other medical niches, the fertility services industry is concentrated among relatively few providers and few manufacturers of medications and devices.

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

     ART services are the most rapidly growing segment of the fertility market. According to the Society of Assisted Reproductive Technology ("SART"), approximately 10,000 ART procedures were performed in 1987. In 2001, the most recent year for which data are available, approximately 108,000 ART procedures were performed. There is reason to believe that the market will continue to grow in the future for the following reasons: (i) the quality of ART treatments is improving, making outcomes much more acceptable; (ii) improvements in embryo culture media and implantation rates are leading to the capability of reducing high order multiple pregnancies - one of the greatest risk factors of ART services; (iii) with improving pregnancy rates, the cost of treatment is decreasing thereby making high technology services more affordable; (iv) new ART services that improve embryo quality and the likelihood of pregnancy, such as blastocyst culture and transfer, continue to emerge fueling an expansion of the industry; (v) the improving relationship between cost and quality is causing physicians to substitute more effective ART treatments for less effective conventional fertility services; (vi) public policy initiatives including legislative mandates for insurance coverage and the definition of reproduction as a major life activity covered by the ADA are producing a more favorable reimbursement climate; and (vii) demand for ART services is increasing through greater public awareness and acceptance of ART services.

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

Company Strategy

     The Company's strategy is to align information, technology and finance for the benefit of fertility patients, providers, and payers. The primary elements of the Company's strategy include: (i) expanding the IntegraMed Provider Network into new major markets; (ii) increasing the number and value of service packages purchased by members of the IntegraMed Provider Network; (iii) entering into additional FertilityPartners(TM) contracts; (iv) increasing revenues at contracted FertilityPartners(TM) centers; (v) increasing the number of Shared Risk Refund(TM) treatment packages (as defined below) sold to patients of the IntegraMed Provider Network and managing the risk associated with the Shared Risk Refund program; (vi) increasing sales of pharmaceutical products and services; and (vii) developing Internet-based access to personalized health information.

     (i) Expand the IntegraMed Provider Network

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

     The entry point for fertility centers participating in the IntegraMed Provider Network is the Affiliate. Contracted fertility centers that become Affiliates have access to the Company's products and services that support patient recruitment. Included in this program are (i) Shared Risk Refund treatment packages (as described below), (ii) treatment financing and (iii) Internet marketing. The Company licenses these programs to a select number of leading fertility centers in each market.

     (ii) Increase the Number and Value of Service Packages sold to Participating Fertility Centers

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

     (iii) Entering in to FertilityPartners(TM) Contracts

     Fertility centers participating in the FertilityPartners program are entitled to the Company's full service support. The Company will primarily focus its FertilityPartners contracting efforts on fertility centers participating as Affiliates in the IntegraMed Provider Network. These Affiliate fertility centers have contracted with the Company for more limited, discrete service packages and have developed a good working relationship with the Company. This good working relationship mitigates risk associated with capital investments that are part of the FertilityPartners program. The Company believes that a number of factors will contribute to the successful transition of certain Affiliate fertility centers in the IntegraMed Provider Network to the FertilityPartners program. These factors include: (i) the high quality reputation of the Company in providing services in the areas of fertility and ART services; (ii) the Company's expertise in assisting its customers in increasing revenues and maintaining cost efficient operations; (iii) the Company's success in improving patient outcomes by providing laboratory support services to the FertilityPartners program; and (iv) the capital intensive nature of operating modern, sophisticated fertility centers and the difficulty most physician groups have in accessing sufficient capital.

     (iv) Increasing Revenues from FertilityPartners(TM) Contracts

     The Company expects to increase revenues derived under its
FertilityPartners contracts by: (i) sponsoring mergers with smaller fertility physician group practices; (ii) making available expanded laboratory and ART services at the fertility centers, thereby increasing revenues per patient; and,
(iii) making available increased marketing and sales support to fertility centers.

     (v) Increasing the Number of Shared Risk Refund Treatment Packages Sold and Managing the Associated Risk

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

     (vi) Increasing Sales of Pharmaceutical Products and Services

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

     (vii) Developing Internet-Based Access to Personalized Health Information

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

Core Competencies

     The Company's service packages are constructed from core competencies. In particular, the Company's core competencies include: (i) administrative services, including accounting and finance, human resource functions, and purchasing of supplies and equipment; (ii) access to capital and servicing and financing patient accounts receivable; (iii) marketing and sales; and (iv) integrated information systems.

     By providing fertility centers with access to these resources, the Company enables contracted fertility centers to achieve improved efficiencies and business outcomes.

     (i) Administrative Services

     The Company provides administrative services to fertility centers, including: (i) accounting and finance services, such as billing and collections, accounts payable, payroll, and financial reporting and planning; (ii) recruiting, hiring, training and supervising all non-medical personnel; and
(iii) purchasing of supplies, pharmaceuticals, equipment, services and insurance.

     (ii) Access to Capital

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

   The Company provides fertility centers with accelerated operating capital through its receivable financing program. For a fertility center, this means access to funds upon billing for services rather than waiting for the collection of the accounts receivable which occurs within 15 to 60 days.

     (iii) Marketing and Sales

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

     (iv) Integrated Information System

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

FertilityPartners Contracts

     The Company has a FertilityPartners contract with seven fertility centers, which in turn employ and/or contract with the physicians.

   Current FertilityPartners Contracts

     The Company currently has contracts with seven fertility centers consisting of 30 locations in 10 states and the District of Columbia. There are 56 physicians and Ph.D. scientists, including physicians and Ph.D. scientists employed and/or contracted by the fertility centers, as well as physicians who have arrangements to utilize the Company's facilities. The following table describes in detail each fertility center:

                                                                                 Number of           Initial
                                                                 Number of    Physicians and    Business Services
              Fertility Centers                   State          Locations   Ph.D. Scientists     Contract Date
              -----------------                   -----          ---------   ----------------     -------------

Reproductive Science Center of Boston........      MA, NH & RI       5              10            July 1988
Reproductive Science Center of the Bay Area
   Fertility and Gynecology Medical Group....      CA                3               6            January 1997
Fertility Centers of Illinois................      IL               10              12            August 1997
Shady Grove Fertility Reproductive
   Science Centers...........................      MD, VA & DC       6              13            March 1998

IVF Florida .................................      FL                3               5            April 2002

Reproductive Endocrine Associates of Charlotte     NC                1               6            September 2003

To be disclosed..............................      tbd               2               4            January 2004

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

     Under all seven FertilityPartners agreements, the Company receives as compensation for its services a three-part fee comprised of: (i) a variable percentage of net revenues generally up to 6%; (ii) reimbursed costs of services (costs incurred in providing services to a fertility center and any costs paid on behalf of the fertility center); and (iii) a fixed percentage of earnings after the initial service fees which currently ranges from 10% to 19%.

     Recent additions to the FertilityPartners program follow:

     On April 26, 2002, the Company signed a FertilityPartners agreement with the Margate, Florida based Northwest Center for Infertility and Reproductive Endocrinology ("NCIRE"). Under the terms of the 15-year agreement, the Company's service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of NCIRE earnings.

     On September 1, 2003, the Company signed a FertilityPartners agreement with the Charlotte, North Carolina based Reproductive Endocrinology and Andrology of Charlotte ("REACh") physician practice. Under the terms of this 15-year agreement, the Company's service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of REACh's earnings.

     In January 2004, the Company signed a FertilityPartner agreement to supply a complete range of business, marketing and facility services to group of fertility physicians in the Company's Western Region. Under the terms of the 15-year agreement, IntegraMed will be paid a fixed services fee commencing in January of 2004 paid monthly until the new facility is open, which is anticipated to be in Q4 of 2004. At that time, IntegraMed service fees will be comprised of the Company's standard reimbursed costs of services, a fixed percentage of revenues, plus an additional fixed percentage of the new center's earnings.

     IntegraMed, on November 25, 2002, announced the ending of its FertilityPartners agreement with RSA of New York. The agreement ended on November 15, 2003. RSA of New York serves the Long Island market and revenues for the four quarterly periods ending prior to the announcement were $9.1 million. The program had a contribution of $750,000 for the same period.

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

Pharmaceutical Services

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

     Corporate Medical Practice Laws. The Company's operations may be subject to state laws relating to corporations practicing medicine. State laws may prohibit corporations other than medical professional corporations or associations from practicing medicine or exercising control over physicians, and may prohibit physicians from practicing medicine in partnership with, or as employees of, any person not licensed to practice medicine. Furthermore, operations in California, Maryland and Illinois may be subject to fee-splitting prohibitions. State law may also prohibit a corporation other than professional corporations or associations (or, in some states, limited liability companies) from acquiring the goodwill of a medical practice. The Company believes its operations are in material compliance with applicable state laws relating to the corporate practice of medicine. The Company performs only non-medical administrative services, and in certain circumstances, clinical laboratory services. The Company does not represent to the public that it offers medical services. In each state, the fertility center is the sole employer of the physicians, and the fertility center retains the full authority to direct the medical, professional and ethical aspects of its medical practice. However, although the Company believes its operations are in material compliance with applicable state corporate practice of medicine laws, the laws and their interpretations vary from state to state, and are enforced by regulatory authorities who have broad discretionary authority. There can be no assurance that these laws will be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on the Company's business, financial condition and operating results.

     Health Insurance Portability and Accountability Act. Recently, the healthcare industry began to focus on the impact that the Health Insurance Portability and Accountability Act ("HIPAA") regulations and implementation might have on their operations and information systems. HIPAA was designed to reduce the amount of administrative waste in healthcare today and to further protect the privacy of any patient's medical information. HIPAA regulations identify certain standards for both manual processes and automated processes and systems handling patient medical information. The HIPAA regulations relating to privacy of medical information were implemented on April 14, 2003. HIPAA regulations related to standard data formats and data sets for electronic transaction processing were implemented on October 16, 2003. Additional HIPAA regulations for security are scheduled to be implemented in April 2005. The HIPAA regulations may impose the need for additional required enhancements of the Company's internal systems. While the Company will incur costs to become compliant with the HIPAA regulations, management believes the regulations will not have a significant overall impact on the Company's results of operations.

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

Employees

     As of March 14, 2004, the Company had 700 employees. Of these, 664 are employed at the FertilityPartners contracted fertility centers and 36 are employed at the Company's headquarters, including 7 who are executive management. Of the Company's employees, 140 persons at the FertilityPartners contracted fertility centers and one at the Company's headquarters are employed on a part-time basis. The Company is not a party to any collective bargaining agreement and believes its employee relationships are good.

Segment Information

     The Company is principally engaged in providing products and services to the fertility market. For disclosure purposes, the Company recognizes services offered to its network of fertility centers and its pharmaceutical distribution operations as separate reporting segments. The services segment includes revenue and costs categorized as FertilityPartners Service Fees and FertilityDirect revenue, as follows (000's omitted):

                                                                              Pharmaceutical
                                                  Corporate       Services     Distribution   Consolidated
                                                  ---------       --------     ------------   ------------

For the Year ended December 31, 2003
     Percentage of total revenues...........         (0.2)%          82.8%          17.4%         100.0%
     Revenues...............................      $   (182)       $77,571        $16,301         $93,690
     Cost of Services.......................            --         67,403         15,830          83,233
                                                        --        -------        -------         -------
     Contribution...........................          (182)        10,168            471          10,457

     General and administrative costs.......                                                       8,761
     Interest, net..........................                                                         (16)
                                                                                                 -------

     Income before income taxes.............                                                       1,712
                                                                                                 -------
     Depreciation expense included above....                                                       2,163
     Capital expenditures...................           440          7,195             --           7,635
     Total assets...........................         9,068         43,491          3,050          55,609

For the Year ended December 31, 2002
     Percentage of total revenues...........         (0.4)%          78.0%          22.4%         100.0%
     Revenues...............................      $   (322)       $68,813        $19,709         $88,200
     Cost of Services.......................            --         59,953         18,396          78,349
                                                  --------        -------        -------         -------
     Contribution...........................          (322)         8,860          1,313           9,851

     General and administrative costs.......                                                       8,097
     Interest, net..........................                                                          52
                                                                                                 -------

     Income before income taxes.............                                                       1,702
                                                                                                 -------
     Depreciation expense included above....                                                       2,162
     Capital expenditures...................           238          1,792             --           2,030
     Total assets...........................        10,214         35,403          1,827          47,444

For the Year ended December 31, 2001
     Percentage of total revenues...........             0%          79.6%          20.4%         100.0%
     Revenues...............................      $     --        $58,791        $15,107         $73,898
     Cost of Services.......................            --         49,510         14,503          64,013
                                                  --------        -------        -------         -------
     Contribution...........................            --          9,281            604           9,885

     General and administrative costs.......                                                       7,827
     Interest, net..........................                                                         102
                                                                                                --------

     Income before income taxes.............                                                    $  1,956
                                                                                                ========
     Depreciation expense included above....                                                    $  1,652
     Capital expenditures...................     $     161       $  1,504     $       --        $  1,665
     Total assets...........................       $11,325        $31,138       $  2,158        $ 44,621


Significant Service Contracts

     For the years ended December 31, 2003, 2002, and 2001 the following fertility centers each individually provided greater than 10% of the Company's Revenues, net and/or contribution as follows:

                                           Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2003      2002       2001         2003      2002       2001
                                        -------   ------     ------       -------   ------     ------
     Boston.........................     10.4      10.8       10.9         13.9       14.2      12.6
     Long Island....................      5.1      10.0       10.8          6.4        5.2       6.9
     New Jersey.....................      --       --          1.9          --        --        12.0
     Illinois.......................     27.9      27.7       29.3         26.4       31.0      29.5
     Shady Grove....................     20.7      17.7       17.3         25.0       26.3      21.2
     Bay Area.......................      7.7       7.4        8.4          8.6       10.9      10.6

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

ITEM  3. Legal Proceedings

     In June 2002, the Company was served with a complaint, captioned WINFertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company had retained WINFertility in April 2001 to provide claims management services in connection with the Company's Shared Risk Refund Program. WINFertility failed to provide the services for which the Company contracted and the Company terminated the contract in May 2002. The Company has served and filed an answer denying all material allegations of the complaint and asserting affirmative defenses. The Company has also filed a counterclaim against the plaintiff demanding an accounting and return of certain fees paid to plaintiff by the Company. The Company believes it has meritorious defenses to the claims, and based on opinion of counsel, believes that the likelihood of the suit having a material adverse effect on the financial position, results of operations or the cash flow of the Company is remote.

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

     On November 12, 2003 an action captioned South Broward Hospital District vs. Wayne S. Maxson, M.D. et. al. was filed against, among others, the Company and one of its FertilityPartners, in the Broward County Florida Circuit Court alleging that the Company had interfered with the contractual relationship between the Hospital and certain individuals. The Company and the other defendants have filed a motion to dismiss the Complaint. Moreover, the Company believes that if the Company's motion to dismiss is denied, the Company has meritorious defenses to the claims and that the likelihood of the suit having a material adverse effect on the financial position, results of operations or the cash flow of the Company is remote.

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

                                                 Common Stock
                                                ---------------
                                                High       Low
                                                ----      -----
         2002
         First Quarter......................    6.28      4.04
         Second Quarter.....................    8.89      5.65
         Third Quarter......................    8.05      5.00
         Fourth Quarter.....................    6.93      4.02

         2003
         First Quarter......................    6.60      4.75
         Second Quarter.....................    6.35      4.76
         Third Quarter......................    7.50      5.03
         Fourth Quarter.....................    7.30      6.00


      On March 6, 2004, there were approximately 87 holders of record of the Common Stock and approximately 1,205 beneficial owners of shares registered in nominee or street name.

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

                                                                                  Number of securities
                              Number of Securities                                remaining available for
                               to be issued upon           Weighted-average       future issuance under
                               exercise of                 exercise price of      equity compensation plans
                               outstanding options,        outstanding options,   (excluding securities
      Plan Category            warrants and rights         warrants and rights    reflected in column (a)
      -------------            -------------------         -------------------    -----------------------
                                       (a)                       (b)                        (c)
      Equity compensation
      plans approved by
      security holders........    701,247                      $5.00                   101,297

      Equity compensation
      plans not approved
      by security holders.....         --                         --                        --
                                  -------                      -----                   -------

         Total................    701,247                      $5.00                   101,297
                                  =======                      =====                   =======


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

      In 2003, the Company issued an aggregate of 58,345 shares of restricted Common Stock to members of the Company's Board of Directors and officers of the Company. These shares had a market value on the date of issuance of $417,000.

ITEM 6.  Selected Financial Data

      The following selected financial data (for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 are derived from the Company's consolidated financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data (1):

                                                               December 31,
                                          -----------------------------------------------------
                                            2003       2002       2001         2000      1999
                                          -------     ------     ------       ------    -------
                                                (in thousands, except per share amounts)

Revenues, net ........................   $ 93,690    $ 88,200   $ 73,898    $ 56,999   $ 43,545
Costs of services incurred ...........     83,233      78,349     64,013      48,805     36,556
                                         --------    --------   --------    --------   --------
Contribution .........................     10,457       9,851      9,885       8,194      6,989
General and administrative expenses ..      8,761       8,097      7,827       5,880      6,084
Total other expenses, net ............        (16)         52        102         210        347
                                         --------    --------   --------    --------   --------
Income (loss) before taxes ...........      1,712       1,702      1,956       2,104        558
Provision (benefit) for income taxes .        668         562     (4,557)        187        240
                                         --------    --------   --------    --------   --------
Net income (loss) ....................      1,044       1,140      6,513       1,917        318
Less: Dividends paid and/or accrued on
   Preferred Stock ...................       --            69        133         133        133
                                         --------    --------   --------    --------   --------
Net income (loss) applicable to Common
   Stock .............................   $  1,044    $  1,071   $  6,380    $  1,784   $    185
                                         ========    ========   ========    ========   ========

Basic EPS ............................   $   0.31    $   0.33   $   2.07    $   0.43   $   0.04
                                         ========    ========   ========    ========   ========
Diluted EPS ..........................   $   0.29    $   0.31   $   2.01    $   0.43   $   0.04
                                         ========    ========   ========    ========   ========

Weighted average shares - basic ......      3,413       3,195      3,081       4,110      4,874
                                         ========    ========   ========    ========   ========
Weighted average shares  - diluted ...      3,586       3,468      3,175       4,172      4,951
                                         ========    ========   ========    ========   ========

Balance Sheet Data:

                                                                           December 31,
                                                 -------------------------------------------------------------
                                                  2003         2002            2001         2000         1999
                                                 ------      --------       ---------     --------     -------
                                                                          (in thousands)

Working capital (2)..........................    $2,688        $2,939       $  4,208     $  4,943    $  5,705
Total assets ................................    55,609        47,444         44,621       38,845      39,047
Total indebtedness...........................     7,511         1,410          2,691        3,569       5,410
Accumulated deficit..........................   (14,616)      (15,660)       (16,800)     (23,313)    (25,230)
Shareholders' equity.........................    33,165        31,557         30,615       25,987      26,639

(1) Certain amounts for the years ended December 31, 2002 and prior, have been reclassified to conform with the presentation adopted for the year ended December 31, 2003.

(2)  Represents current assets less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three years ended December 31, 2003. It should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto and other financial and operating information included in this Form 10-K.

Overview

     IntegraMed America, Inc. (the "Company") offers products and services to patients and providers in the fertility industry. The IntegraMed Network is comprised of twenty-three fertility centers in major markets across the United States, pharmaceutical products and services, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Sixteen Affiliate fertility centers purchase discrete service packages provided by the Company and seven fertility centers have access to the entire portfolio of products and services under the comprehensive FertilityPartners(TM) program. All twenty-three fertility centers have access to the Company's consumer services, principally pharmaceutical products and patient financing products.

         The Company's strategy is to align information, technology and finance for the benefit of fertility patients, providers, and payers. The primary elements of the Company's strategy include: (i) expanding the IntegraMed Provider Network into new major markets; (ii) increasing the number and value of service packages purchased by members of the IntegraMed Provider Network; (iii) entering into additional FertilityPartners(TM) contracts; (iv) increasing revenues at contracted FertilityPartners(TM) centers; (v) increasing the number of Shared Risk Refund treatment packages sold to patients of the IntegraMed Provider Network and managing the risk associated with the Shared Risk Refund program; (vi) increasing sales of pharmaceutical products and services; and
(vii) developing Internet-based access to personalized health information.

 Major events impacting financial condition and results of operations

     In December 2000, the Company's agreement with the St. Barnabas Medical Center based fertility center was terminated early. The Company received $1.44 million in liquidated damages pursuant to an early termination agreement. These funds were recorded as revenue by the Company during 2001 as compensation for certain performance obligations contained in the termination agreement.

     During 2001, the Company negotiated revised fee structures on all five of its then existing major FertilityPartners contracts. On four of these contracts in which service fees are comprised of (a) a tiered percentage of revenue, (b) a fixed percentage of fertility center earnings and (c) reimbursed cost of services. The Company negotiated lower percentages on the revenue and fertility center earnings components. These lower revenue percentages were to be phased in over an approximate five-year period. In 2003, fee structures on three of these contracts were revised as described below. On the remaining FertilityPartners contract, the Company negotiated higher service fees, which were assessed at a fixed amount each month independent of the fertility center's underlying revenue or earnings. The Company terminated its FertilityPartner agreement with this fertility center effective June 30, 2003, and currently maintains a relationship with this center under its FertilityDirect program.

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

     On November 25, 2002, the Company announced the ending of its FertilityPartners agreement with RSA of New York. The agreement ended on November 15, 2003. RSA of New York serves the Long Island market and revenues for the four quarterly periods ending prior to the announcement were $9.1 million. The program had a contribution of $750,000 for the same period. At the time of the announcement, the Company evaluated its exclusive business rights asset associated with RSA of New York and reduced that asset to its realizable value by adjusting the asset downward by $350,000.

     During 2003, the Company again negotiated revised fee structures on three of its existing FertilityPartner contracts. In all three of these contracts, the timetable for the phase-in of that portion of the fee reductions which are based on the earnings of the underlying fertility centers, and which were negotiated in 2001 and are described above, were delayed by one year. Beginning in the year 2006, two of these revised contracts, also contain a maximum limit on the amount of fees the Company can earn, which are based on the earnings of the underlying fertility centers. These maximum limitations are below the fees earned by the Company on these portions of the contracts in 2003. The third contract contains no maximum limitation. The Company believes that these fee limitations will be offset by volume based increases in fees earned in other areas of its existing contracts, the sale of new FertilityPartner contracts and growth in its FertilityDirect business unit.

     In July 2003, the Company amended its existing credit agreements with Fleet Bank, N.A. The amended agreement is comprised of a renewal of the Company's $7.0 million three-year working capital revolver and a new $5.75 million three year term loan, of which $0.75 million was used to retire the outstanding balance on the Company's previous term loan. The Company believes that these credit facilities will be sufficient to fund its current operational, capital investment and acquisition plans.

     On September 1, 2003, the Company signed a FertilityPartners agreement with the Charlotte, North Carolina based Reproductive Endocrinology and Andrology of Charlotte ("REACh") physician practice. Under the terms of this 15-year agreement, the Company's service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of REACh's earnings. The Company has also committed up to $2 million to fund the development and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for REACh and its patients.

     In January 2004, the Company signed a FertilityPartner agreement to supply a complete range of business, marketing and facility services to a group of fertility physicians in the Company's Western Region. Under the terms of the 15-year agreement, IntegraMed will build a new facility and help the group to establish a private, full service fertility center. IntegraMed has committed up to $2 million to fund the development and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for the group and its patients. Upon its completion, the facility will accommodate the existing patient volume and future anticipated growth. Based on the terms of the transaction, IntegraMed will be paid a fixed services fee commencing in January of 2004 paid monthly until the new facility is open, which is anticipated to be in Q4 of 2004. At that time, IntegraMed service fees will be comprised of the Company's standard reimbursed costs of services, a fixed percentage of revenues, plus an additional fixed percentage of the new center's earnings.

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

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated. The Company principally derives its revenues from FertilityPartners contracts, the sale of pharmaceutical products and patients enrolling in its Shared Risk Refund program. The Company does not have a controlling financial interest in any of the medical practices to which it provides services and as such does not consolidate their results.

     Use of Estimates--

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

   Revenue and cost recognition --

   FertilityPartners service fees

     As of December 31, 2003, the Company provided comprehensive services to fertility centers under six FertilityPartners contracts. Under all six agreements, the Company receives as compensation for its services a three-part fee comprised of: (i) a tiered percentage of net revenues, (ii) reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center) and (iii) a fixed percentage of earnings after services fees.

     All revenues from FertilityPartners service fees are recorded in the period services are rendered. Direct costs incurred by the Company in performing its services and costs incurred on behalf of the medical practices are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed.

     Pharmaceutical Sales

     The Company distributes fertility related pharmaceutical products through IPSI. The Company has a servicing arrangement with ivpcare, inc., to fulfill the purchase and distribution of those pharmaceuticals. IPSI accepts patient orders, verifies patient insurance coverage where applicable and ships prescription-based pharmaceuticals directly to patients of certain affiliated fertility centers. Revenue is derived from the sales of these pharmaceuticals and is recorded, along with the related costs including the fee due ivpcare, when shipments are made. The cost of pharmaceutical products purchased is recorded as a cost of sales and is not offset against revenues.

     Pharmaceutical sales accounts receivable represent receivables held by IPSI for medications sold directly to patients. Risk of loss in connection with uncollectibility of these accounts receivable is borne by the Company.

     Shared Risk Refund Program

     The Shared Risk Refund program consists of a fertility treatment package that includes up to three cycles of in vitro fertilization for one fixed price with a significant refund if the patient does not deliver a baby. Under this innovative financial program, the Company receives payment directly from consumers who qualify for the program and pays contracted fertility centers a defined reimbursement for each treatment cycle performed. Expenses related to the program are recorded as incurred. Potentially refundable revenues are deferred until the pregnancy outcome is determined. The Company manages the risk associated with the Shared Risk Refund program through a case management program. This case management program authorizes patient care and provides information to be used in recognizing revenue. A reserve for estimated refunds due to pregnancy loss is maintained and based on historical averages of pregnancy losses applied to the revenues recorded within the applicable periods.

   Due from Medical Practices --

     Due from Medical Practices represents the net amounts owed to the Company by the medical practices. This balance is comprised of amounts owed to the Company by the medical practices for funds, which the Company has advanced to the practices for use in financing their accounts receivable, less balances owed to the medical practices by the Company for undistributed amounts earned by their physicians. Due from Medical Practices excludes amounts owed by the Company to medical practices for acquired exclusive services rights since the Financial Accounting Standards Board Interpretation 39 conditions for offset are not met for these obligations. Such acquired rights are reported as intangible assets.

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

Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statement of Operations for the years ended December 31, 2003, 2002 and 2001:

                                                                               2003           2002         2001
                                                                               ----           ----         ----

         Revenues, net (see Note 2):

              FertilityPartners service fees .........................        79.4%          75.8%       79.1%
              Pharmaceutical Sales....................................        17.4%          22.3%       20.4%
              FertilityDirect revenues................................         3.2%           1.9%        0.5%
                                                                              ----           ----        ----
                Total revenues........................................         100%           100%        100%

         Costs of services incurred:
              FertilityPartners service fees...........................        69.9%         66.0%        66.1%
              Pharmaceutical Sales.....................................        16.9%         21.5%        19.6%
              FertilityDirect revenues.................................         2.1%          1.3%         0.9%
                                                                               ----          ----         ----
                Total costs of services incurred.......................        88.9%         88.8%        86.6%

         Contribution:
              FertilityPartners service fees...........................         9.5%         9.8%         12.9%
              Pharmaceutical Sales.....................................         0.5%         0.9%          0.8%
              FetilityDirect revenues..................................         1.1%         0.5%         (0.3)%
                                                                               ----          ----         ----
                Total contribution.....................................        11.1%        11.2%          13.4%

         General and administrative expenses...........................         9.3%          9.2%        10.6%
         Interest income...............................................        (0.1)%        (0.1)%       (0.2)%
         Interest expense..............................................         0.1%          0.2%         0.4%
                                                                              ------          ----      -------
                Total other expenses...................................         9.3%          9.3%        10.8%

         Income from operations before income taxes....................         1.8%          1.9%         2.6%
         Income tax (benefit) provision................................         0.7%          0.6%        (6.2)%
                                                                              ------          ----        ------
         Net income (a)................................................         1.1%          1.3%         8.8%

(a) Excluding the effect of the adjustment related to reducing the valuation allowance on deferred tax assets, net income as a percentage of net revenues would have been 2.3% for the year ended December 31, 2001 (See Note 10 to the Consolidated Financial Statements).

     Calendar Year 2003 Compared to Calendar Year 2002

     Revenues for the year ended December 31, 2003 increased by a net $5.5 million, or 6.2%, from the year ended 2002. The main factors contributing to this net increase were:

(i) Revenues at FertilityPartner centers increased by $7.6 million, or 11.3%. This increase was largely driven by increased patient volume resulting from intensified marketing campaigns, above average pregnancy rates for infertility treatment, in some cases, the addition of new physicians to the practice and new agreements. The mature (FertilityPartner agreement established prior to 2002) centers grew $6.6 million. The FertilityPartners agreement signed with NCIRE in April 2002, contributed a full years revenue of $6.1 million vs. approximately $2.3 million in the year ended December 31, 2002. The FertilityPartners agreement signed with REACh in September 2003 contributed $1.2 million in revenues in 2003. Revenues from these new FertilityPartner agreements were partially offset by the termination of our FertilityPartner agreement with RSA of New York in June of 2003. The RSA agreement generated revenues of $4.8 million in 2003 vs. revenues of $8.8 million in 2002.

(ii) Revenue at the Company's pharmaceutical unit decreased by $3.4 million, or 17.3%. This reduction in revenue was the result of the Company's decision to de-emphasize the sale of certain high volume products due to the lack of profitability resulting from pricing pressures within the market. The Company believes that these pricing issues have been resolved by price changes agreed to by the payers and that revenues and volume will increase in future periods.

(iii) FertilityDirect revenues, which are comprised primarily of the Company's Shared Risk Refund program and membership fees from affiliated clinics, increased by $1.3 million, or 80.2% from prior year levels. The Company anticipates continued growth of its FertilityDirect programs will become a significant component of it's direct to consumer orientation.

     Contribution of $10.5 million in 2003 was up $0.6 million, or 6.1% from 2002 levels. As a percentage of revenue, the contribution margin remained unchanged at 11.2% for both 2003 and 2002 results. The following factors had a significant effect on contribution in 2003:

(i) Contribution generated by the Company's FertilityPartners increased by $0.3 million in 2003, despite a decline in margin to 12.0% from a 12.9% level in 2002. Higher aggregate contributions levels were generated by strong patient volume growth among the FertilityPartner clinics. However margin rates declined slightly due to the effect of the Company's previously disclosed fee structure, negotiated in 2001, which called for reduced fees to be phased in over a number of years. The mature centers contribution fell $0.2 million. The FertilityPartners agreement signed with NCIRE in April 2002, contributed a full years contribution of $0.6 million vs. approximately $0.3 million in the year ended December 31, 2002. The FertilityPartners agreement signed with REACh in September 2003 contributed $0.1 million in contribution in 2003. Contribution for the terminated FertilityPartner agreement with RSA of New York generated contribution $0.6 million in 2003 vs. contribution of $0.5 million in 2002.

(ii) Pharmaceutical contribution declined by $0.3 million, or 39.1%, during 2003 and margin rates slipped to 2.9% from 3.9% in the prior year. The decline in contribution was a result of the Company's decision to de-emphasize certain specific high volume pharmaceuticals products, which became unprofitable due to manufacturer pricing increases coupled with insurance reimbursement reductions. The Company believes these pricing issues are resolved by payers acceptance of increased prices and anticipates its pharmaceutical margin to improve in 2004.

(iii) Contribution in the Company's FertilityDirect program increased $0.6 million, or 143.5% during 2003. These increases were driven by increased Shared Risk Refund patient volume, additional fertility clinics participating in the FertilityDirect program as well as a higher monthly fee structure for these clinics.

     General and Administrative expenses increased by $0.7 million, to $8.8 million in 2003 from $8.1 million in 2002. This increase is mainly the result of additional marketing costs in support of the Company's FertilityDirect program, and costs associated with new regulatory compliance requirements.

     Interest income rose to $125,000 for the year ended December 31, 2003, from $103,000 in 2002. This increase is attributable to additional interest income earned on capital investments at some FertilityPartner clinics. Interest expense declined to $109,000 for the year ended December 31, 2003 from $155,000 for 2002 as a result of scheduled debt reductions in the first two quarters of 2003.

     The provisions for income tax were approximately $0.7 million and $0.6 million for the years ended December 31, 2003 and 2002, respectively. There were no Federal income tax payments during 2003 due to the utilization of the Company's net operating loss carry forwards. The Company's effective tax rate for 2003 was approximately 39% and reflects a provision for current state taxes as well as amortization of the Company's deferred Federal tax asset.

   Calendar Year 2002 Compared to Calendar Year 2001

Revenues for the year ended December 31, 2002 increased by $14.3 million, or 19.4%, from the year ended 2001. The main factors contributing to this increase were:

(i) Revenues increased at the core FertilityPartners centers as a result of increased patient volume. Same center growth was 17.1% over the prior year. The volume increase was the result of intensified marketing initiatives, improved pregnancy rates for infertility treatment, and, in some cases, the addition of new physicians to the practice. In addition, the FertilityPartners agreement signed with NCIRE in April 2002, contributed approximately $2.3 million of revenue for the year ended December 31, 2002.

(ii) The Company's pharmaceutical division experienced a 30.5% increase in revenue. This increase was driven by increases in patient volume at the IntegraMed Provider Network, as well as increased participation and penetration of the pharmaceutical product line among the IntegraMed Provider Network.

(iii) FertilityDirect revenues, comprised primarily of the Company's Shared Risk Refund program, increased from $0.4 million for the year ended December 31, 2001 to $1.7 million for 2002. The Company anticipates that continued growth of this program, driven in part by focused marketing efforts, will become a significant component of its direct to consumer orientation.

     Contribution of $9.9 million in 2002 remained unchanged from 2001. As a percentage of revenue, the contribution margin decreased to 11.2% in 2002 from 13.4% in 2001. The following factors contributed to the stability of the contribution:

(i) As previously disclosed, the Company's revised fee structure with its FertilityPartners contracts provides for reduced fees and margins on the incremental earnings of those Centers. During 2002, while continued growth of the FertilityPartners contracts resulted in greater aggregate revenues for the Company, several components of this revenue stream were at the lower contractual incremental margins. During 2002, the Company adopted EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which required the Company to report its revenue net of the amortization of its services rights. While revenue for all years presented has been restated to reflect this change, results for 2002 include a $350,000 write-down of service rights related to the mutual termination of the Company's New York based FertilityPartners agreement.

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


(iii) As previously discussed, the Company's agreement with the medical center based fertility center generated a payment for damages that was recorded in 2001. This approximately $1.4 million payment had minor costs associated with it and the $1.4 million resulted in gross contribution dollars in 2001. There was no similar payment in 2002.

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

     Income tax provisions (benefits) were approximately $0.6 million and ($4.6) million for the years ended December 31, 2002 and 2001, respectively. The 2001 benefit was a result of reducing the valuation allowance for deferred tax assets due to sustained profitability over an extended period and the increased likelihood of realization of the deferred tax assets. There have been no current Federal income tax payments due to the utilization of the net operating loss carry forwards. The Company's effective tax rate for 2002 was approximately 33% and reflects credits for the reversal of state taxes provided in prior periods. The 2001 effective tax rate was approximately 12%, excluding the effects of the change in the valuation allowance, and reflects credits for the utilization of net operating loss carry forwards not previously provided.

Off-balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any material unconsolidated SPE transactions.

 Liquidity and Capital Resources

     Historically, the Company has financed its operations by the sale of equity securities, issuance of notes and internally generated resources. In addition, the Company also uses bank financing for working capital and business development. The Company's working capital decreased slightly during 2003 to $2.7, million as of December 31, 2003 from $2.9 million as of December 31, 2002. The Company believes that working capital and, specifically, cash and cash equivalents remain at adequate levels to fund the Company's operations. As of December 31, 2003, the Company did not have any significant purchase commitments for the acquisition of fixed assets, however, it has budgeted upcoming capital expenditures of approximately $8.8 million for 2004. These expenditures are primarily related to the expansion of the Company's FertilityPartners centers, including the construction of new clinics in North Carolina and on the West Coast. . The Company believes that the cash flows from its operations plus its credit facility and new term loan (see below) will be sufficient to provide for its future liquidity needs for the next twelve months.

     On July 31, 2003, the Company amended its existing credit facility with Fleet Bank, N.A. The amended facility is comprised of a $7.0 million three-year working capital revolver and a $5.75 million three-year term loan, of which approximately $5.0 million was used for the acquisition of fixed assets and to fund the payment for Exclusive Business Rights in connection with the North Carolina transaction and $0.75 million was used to repay the remaining outstanding balance of the previous credit facility. Each component bears interest by reference to Fleet's prime rate or LIBOR, at the Company's option, plus a margin, which is dependent upon a leverage test, ranging from 2.25% to 2.75% in the case of LIBOR-based loans. Prime based loans are made at Fleet Bank's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable as defined. As of December 31, 2003, the Company had borrowed $2.0 million under its working capital revolver agreement for general corporate purposes, The remaining working capital revolver balance of $5.0 million is available to the Company. The Fleet credit facility is collateralized by all of the Company's assets.

         The Company is also continuously reviewing its credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments:

   The following summarizes the Company's contractual obligations and other commercial commitments at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                      Total     Less than 1 year      1 - 3 years    4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------

Notes Payable.................    $ 7,238,000       $3,213,000       $ 4,025,000      $       --     $       --
Capital lease obligations.....        302,000           71,000           231,000              --             --
Operating leases..............     27,107,000        4,561,000        12,309,000       6,354,000      3,883,000
Total contractual cash
    obligations...............    $34,647,000       $7,845,000       $16,565,000      $6,354,000     $3,883,000

                                                      Amount of Commitment Expiration Per Period

                                       Total      Less than 1 year    1 - 3 years   4 - 5 years      After 5 years
                                   -------------  ----------------   -------------  -------------    -------------
Lines of credit...............    $ 7,000,000       $       --        $7,000,000      $       --     $        --
Total commercial
    commitments...............    $ 7,000,000       $       --        $7,000,000      $       --     $        --


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

     The Company is responsible for the collection of the practice's receivables, which are financed with full recourse. The Company has continuously funded these needs from cash flow from operations and the collection of the prior month's receivables. If delays in repayment are incurred, which have not as yet been encountered, the Company could draw on its existing working capital line of credit. The Company makes payments on behalf of the FertilityPartners for which it is reimbursed in the short-term. Other than these payments, as a general course, the Company does not make other advances to the medical practice. The Company has no other funding commitments to the FertilityPartners.

New Accounting Standards

Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements" related to whether companies should consolidate certain entities, called variable interest entities. Under Interpretation No. 46, the Company is required to evaluate whether its affiliated fertility groups, for which it provides business services under long-term service agreements, are variable interest entities. Pursuant to Interpretation No. 46, an enterprise that absorbs a majority of the economic risks and rewards of a variable interest entity is required to consolidate the variable interest entity for financial reporting purposes. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods ending after September 15, 2003 for which a variable interest was in place prior to February 1, 2003. In October 2003, the FASB issued Financial Staff Position 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," deferring the effective date under certain circumstances until the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) revising Interpretation No. 46 and deferring the effective date under certain circumstances until the first interim or annual period ending after March 15, 2004. The Company has deferred the effective date in accordance with Interpretation No. 46(R) and continues to evaluate Interpretation No. 46 and assess the impact on its consolidated financial statements.


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

 ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Our interest expense is sensitive to changes in the general level of interest rates. At December 31, 2003 we had an oustanding balance of $2,000,000 under a working capital revolver and $5,175,000 under a term loan. Both borrowings have a remaining term of approximately 2.5 years. Each borrowing bears interest at LIBOR plus a margin. At December 31, 2003, both borrowings had an interest rate of approximately 4.00%. The Company has not entered into any interest rate swap transactions.

ITEM 8.    Financial Statements and Supplementary Data

     See Index to Financial Statements on page F-1.

ITEM 9.

           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003 (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

     Changes in Internal Controls - There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Information with respect to the executive officers and directors of the Company is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2004.

     The Company has an Audit Committee comprised solely of independent directors, one of whom is a financial expert, as defined by Item 401 of Regulation S-K. The members of the Audit Committee are identified under the Committees of the Board Section of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2004 and is incorporated herein by reference.

     The Company has adopted a Code of Ethics applicable to directors and principal executive, financial and accounting officers of the Company. Such Code of Ethics is filed as an Exhibit to this Form 10-K and is available at the Company's website http://www.integramed.com.

ITEM 11. Executive Compensation

     This information is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2004.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

     This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2004.

ITEM 13. Certain Relationships and Related Transactions

     This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2004.

ITEM 14. Principal Accounting Fees and Services

     This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2004.

                                     PART IV

ITEM 15.  Exhibits, Financial Statements, Schedule, and Reports on Form 8-K

         (a)   (1)    Financial Statements.

               (3) The exhibits that are listed on the Index to Exhibits herein which are filed herewith as a management agreement or compensatory plan or arrangement are: 10.61(f); 10.95(d); 10.105(g); 10.113(j); 10.118(c); 14.1.

         (b) Reports on Form 8-K.

                      For the quarter ended December 31, 2003, Registrant filed a Form 8-K dated: October 6, 2003 announcing the Company at number 12 on Crain's list of fastest growing New York companies; October 27, 2003 announcing an investment community conference call on October 31, 2003 to discuss the Company's third quarter of 2003 financial results; October 30, 2003 reporting the public dissemination of a press release announcing the Company's financial results for the third quarter ended September 30, 2003; and, November 3, 2003 announcing the Company's exclusive agreement with a Kansas City-based Reproductive Resource Center.

                      Subsequent to December 31, 2003, Registrant filed a Form 8-K dated: January 14, 2004 announcing that it had signed a FertilityPartner agreement with a fertility center in its Western Region; February 12, 2004 announcing an investment community conference call on February 18, 2004 to discuss the Company's fourth quarter and full year results for 2003; February 19, 2004 reporting the public dissemination of a press release announcing the Company's financial results for the fourth quarter and year ended December 31, 2003; March 12, 2004 announcing the Company's exclusive agreement with the Southern California-based Reproductive Partner Medical Group; and March 16, 2004 announcing the Company's exclusive agreement with the Mobile, Alabama backed Center for Reproductive Medicine.

(c) Exhibits. The list of exhibits required to be filed with this Annual Report on Form 10-K is set forth in the Index to Exhibits herein.

                              FINANCIAL STATEMENTS

                              Item 8 and 15 (a)(1)

                                    Contents

                                                                         Page
INTEGRAMED AMERICA, INC.

   Report of Independent Auditors......................................  F-2
   Consolidated Balance Sheets as of December 31, 2003 and 2002........  F-3
   Consolidated Statements of Operations for the years ended
      December 31, 2003, 2002 and 2001.................................  F-4
   Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 2003, 2002 and 2001.....................  F-5
   Consolidated Statements of Cash Flows for the years ended
      December 31, 2003, 2002 and 2001.................................  F-6
   Notes to Consolidated Financial Statements..........................  F-7

                         Report of Independent Auditors

To the Board of Directors and Shareholders of IntegraMed America, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of IntegraMed America, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP



Boston, Massachusetts
February 12, 2004


                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all amounts in thousands, except share amounts)


                                                                                                  December 31,
                                                                                                 --------------
                                                                                                  2003     2002
                                                                                                 ------   -----
                                     ASSETS
Current assets:
   Cash and cash equivalents..................................................................  $ 6,885  $ 8,693
   Due from Medical Practices, net (see Note 2)...............................................    8,918    5,297
   Pharmaceutical sales accounts receivable, net..............................................    1,484    1,637
   Deferred taxes (see Note 9)................................................................      984      872
   Prepaids and other current assets..........................................................    3,579    2,588
                                                                                                -------  -------
       Total current assets...................................................................   21,814   19,087

   Fixed assets, net (see Note 6).............................................................   10,218    5,141
   Exclusive Service Rights, net (see Note 5).................................................   20,504   19,529
   Deferred taxes (see Note 9)................................................................    2,795    3,408
   Other assets...............................................................................      278      279
                                                                                                -------  -------
       Total assets...........................................................................  $55,609  $47,444
                                                                                                =======  =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable...........................................................................  $ 1,260$ $   823
   Accrued liabilities (see Note 7)...........................................................    4,181    6,446
   Current portion of long-term notes payable and other obligations (see Note 8)..............    3,272    1,099
   Patient deposits (see Note 2)..............................................................    9,492    7,208
                                                                                                -------  -------
       Total current liabilities..............................................................   18,205   15,576
                                                                                                -------  -------

Long-term notes payable and other obligations (see Note 8)....................................    4,239      311
                                                                                                -------  -------

Commitments and Contingencies (see Note 14)

Shareholders' equity:
   Common Stock, $.01 par value - 50,000,000 shares authorized
     in 2003 and 2002; 3,544,292 and 3,353,884 shares issued in 2003 and 2002, respectively...       35       34
   Capital in excess of par...................................................................   48,172   47,183
   Treasury stock, at cost -  89,595 and 0 shares in 2003 and 2002, respectively..............     (426)      --
   Accumulated deficit........................................................................  (14,616) (15,660)
                                                                                                -------  -------
       Total shareholders' equity.............................................................   33,165   31,557
                                                                                                -------  -------

       Total liabilities and shareholders' equity.............................................  $55,609  $47,444
                                                                                                =======  =======



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)

                                                                          For the years ended December 31,
                                                                          --------------------------------
                                                                             2003       2002       2001
                                                                          --------    -------    ---------
Revenues, net (see Note 2)
   FertilityPartners service fees (including termination payment
      of $1,440 in 2001) ..............................................   $ 74,408    $ 66,837    $ 58,394
   Pharmaceutical sales ...............................................     16,301      19,709      15,107
   FertilityDirect revenues ...........................................      2,981       1,654         397
                                                                          --------    --------    --------
      Total revenues ..................................................     93,690      88,200      73,898
                                                                          --------    --------    --------

Costs of services and sales:
   FertilityPartners center costs .....................................     65,479      58,193      48,867
   Pharmaceutical costs ...............................................     15,830      18,936      14,503
   FertilityDirect costs ..............................................      1,924       1,220         643
                                                                          --------    --------    --------
      Total costs of services and sales ...............................     83,233      78,349      64,013
                                                                          --------    --------    --------

Contribution
   FertilityPartners center contribution ..............................      8,929       8,644       9,527
   Pharmaceutical contribution ........................................        471         773         604
   FertilityDirect contribution .......................................      1,057         434        (246)
                                                                          --------    --------    --------
      Total contribution ..............................................     10,457       9,851       9,885
                                                                          --------    --------    --------

General and administrative expenses ...................................      8,761       8,097       7,827
Interest income .......................................................       (125)       (103)       (179)
Interest expense ......................................................        109         155         281
                                                                          --------    --------    --------
   Total other expenses ...............................................      8,745       8,149       7,929
                                                                          --------    --------    --------

Income before income taxes ............................................      1,712       1,702       1,956
Income tax (benefit) provision (see Note 9) ...........................        668         562      (4,557)
                                                                          --------    --------    --------

Net income ............................................................      1,044       1,140       6,513
Less: Dividends paid and/or accrued on Preferred Stock ................       --            69         133
                                                                          --------    --------    --------
Net income applicable to Common Stock .................................   $  1,044    $  1,071    $  6,380
                                                                          ========    ========    ========

Basic and diluted net earnings per share of Common Stock (see Note 10):
     Basic earnings per share .........................................   $   0.31    $   0.33    $   2.07
     Diluted earnings per share .......................................   $   0.29    $   0.31    $   2.01

Weighted average shares - basic .......................................      3,413       3,195       3,081
                                                                          ========    ========    ========
Weighted average shares - diluted .....................................      3,586       3,468       3,175
                                                                          ========    ========    ========



        See accompanying notes to the consolidated financial statements.




                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)

                               Cumulative Convertible
                                   Preferred Stock     Common Stock     Capital in   Accumulated     Treasury Stock
                                 ------------------   ---------------                               ----------------
                                 Shares     Amount    Shares   Amount   Excess of Par   Deficit      Shares  Amount
                                 ------     ------    ------   ------   -------------   -------      ------  ------

BALANCE AT DECEMBER 31, 2000       166       $166    5,414        $54      $54,149     $(23,313)     1,600  $(5,069)
Issuance of Restricted Stock Grants --         --       33         --          164           --         --       --
Options Exercised                   --         --       31          1          109           --         --       --
Warrants Exercised                  --         --       60          1            2
Dividends paid to preferred
    shareholders..                  --         --       --         --         (133)          --         --       --
Purchase of Treasury Stock          --         --       --         --           --           --        880   (2,029)
Retirement of Treasury Stock        --         --   (2,480)       (25)      (7,073)          --     (2,480)   7,098
Net income                          --         --       --         --           --        6,513         --       --
                                  ----       ----    -----        ---      -------     --------     ------    -----

BALANCE AT DECEMBER 31, 2001       166       $166    3,058        $31      $47,218     $(16,800)        --$      --
Issuance of Common Stock            --         --       --         --           45           --         --       --
Issuance of Restricted Stock Grants --         --       45         --          248           --         --       --
Options Exercised                   --         --        31          1          100          --         --       --
Secondary Offering                  --         --       220          2        1,136          --         --       --
Dividends paid to preferred
    shareholders..                  --         --       --         --          (69)          --         --       --
Purchase of Preferred Stock       (166)      (166)      --         --       (1,495)          --         --       --
Net income                          --         --       --         --           --        1,140         --       --
                                  ----       ----    -----        ---      -------     --------     ------    -----

BALANCE AT DECEMBER 31, 2002        --       $ --    3,354        $34      $47,183     ($15,660)        --    $  --
Issuance of Restricted Stock Grants --         --       58         --          417           --         --       --
Options and warrants exercised      --         --      132          1          146           --         --       --
Issuance  of Treasury Stock         --         --       --         --          426           --         90     (426)
Net income                          --         --       --         --           --        1,044         --       --
                                  ----       ----    -----        ---      -------     --------     ------    -----

BALANCE AT DECEMBER 31, 2003        --       $ --    3,544        $35      $48,172     $(14,616)        90   $ (426)
                                 =====      =====    =====        ===      =======     ========     ======   ======





        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)


                                                                        For the years ended December 31,
                                                                       -------------------------------
                                                                         2003       2002        2001
                                                                       -------    --------   --------
Cash flows from operating activities:
    Net income .....................................................   $ 1,044    $ 1,140    $ 6,513
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization ................................     3,342      3,590      3,023
      Deferred income tax provision (benefit) ......................       537        811     (4,791)
    Changes in assets and liabilities Decrease (increase) in assets:
         Due from Medical Practices ................................    (3,621)      (351)     2,634
         Pharmaceutical sales accounts receivable ..................       153       (126)      (316)
         Prepaids and other current assets .........................      (574)    (1,227)      (608)
         Other assets ..............................................         1        284        239
      Increase (decrease) in liabilities:
         Accounts payable ..........................................       437       (613)      (264)
         Accrued liabilities .......................................    (2,265)     1,144       (208)
         Patient deposits ..........................................     2,284      2,557      2,121
                                                                       -------    -------    -------
Net cash provided by operating activities ..........................     1,338      7,209      8,343
                                                                       -------    -------    -------
Cash flows from investing activities:
    Payment for exclusive FertilityPartners service rights .........    (2,290)    (3,586)      (295)
    Proceeds from sale of fixed assets .............................       395         --        --
    Proceeds from sale of intangible assets ........................       136         --        --
    Purchase of fixed assets and leasehold improvements ............    (7,635)    (2,030)    (1,665)
                                                                       -------    -------    -------

Net cash used in investing activities ..............................    (9,394)    (5,616)    (1,960)
                                                                       -------    -------    -------
Cash flows from financing activities:
    Proceeds from issuance of Common Stock .........................      --        1,532        113
    Proceeds from issuance of debt .................................     8,028         --        --
    Principal repayments on debt ...................................    (1,884)    (1,062)    (1,000)
    Principal repayments under capital lease obligations ...........       (43)      (145)      (135)
    Repurchase of Common Stock .....................................        --         --     (2,029)
    Repurchase of Preferred Stock ..................................        --     (1,661)        --
    Exercise of common stock options and warrants ..................       147         --         --
    Dividends paid on Convertible Preferred Stock ..................        --        (69)      (133)
                                                                       -------    -------    -------
Net cash provided by (used in) financing activities ................     6,248     (1,405)    (3,184)
                                                                       -------    -------    -------
Net increase (decrease) in cash ....................................    (1,808)       188      3,199
Cash at beginning of period ........................................     8,693      8,505      5,306
                                                                       -------    -------    -------
Cash at end of period ..............................................   $ 6,885    $ 8,693    $ 8,505
                                                                       =======    =======    =======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

     IntegraMed America, Inc. (the "Company") offers products and services to patients and providers in the fertility industry. The IntegraMed Network is comprised of twenty-three (twenty-two at December 31, 2003 as one was added on January 1, 2004) fertility centers in major markets across the United States, pharmaceutical products and services, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Sixteen Affiliate fertility centers purchase discrete service packages provided by the Company and seven (six at December 31, 2003, see Note 17) fertility centers have access to the entire portfolio of products and services under the comprehensive FertilityPartners(TM) program. All twenty-three fertility centers have access to the Company's consumer services, principally pharmaceutical products and patient financing products.

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

   Revenue and cost recognition --

   FertilityPartners Service fees

     As of December 31, 2003, the Company provided comprehensive services to the fertility centers under six FertilityPartners contracts. During the year ended December 31, 2003, the Company provided services under a FertilityPartner contract which was terminated effective June 30, 2003, and commenced providing services under a new FertilityPartner agreement on September 1, 2003.

     As of December 31, 2003, under all six of the current agreements, the Company receives as compensation for its services a three-part fee comprised of:
(i) a tiered percentage of net revenues, (ii) reimbursed costs of services (costs incurred in servicing a FertilityPartner and any costs paid on behalf of the FertilityPartner) and (iii) a fixed percentage of earnings after services fees.

     Under the agreement which terminated effective June 30, 2003, as compensation for its services, the Company received a fixed fee plus reimbursed costs of services.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      F-16
     All revenues from FertilityPartners service fees are recorded in the period services are rendered. Direct costs incurred by the Company in performing services and costs incurred on behalf of the FertilityPartners are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed. The physicians receive as compensation all remaining earnings of the fertility practice after payment of the Company's fees.

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

     Shared Risk(TM) Refund Program

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

     Patient Financing

     IntegraMed Financial Services, Inc. ("IFS"), a wholly owned subsidiary of the Company, arranges financing to qualified patients of the IntegraMed Provider Network at rates significantly lower than credit cards and other finance companies. IFS is administered by AmeriFee LLC, a third party vendor, which provides administrative management services to IFS. The loans are made to qualified patients by a third party bank. The patient makes payment directly to the medical practice. The bank pays a negotiated percentage of the financing amount as a placement fee to the Company. Such revenue is recorded within FertilityDirect revenues when the Company receives the cash at the time of closing the transaction.

   Cash and cash equivalents --

     Cash and cash equivalents primarily include all highly liquid debt instruments with original maturities of three months or less, recorded at cost, which approximates market.

   Due from Medical Practices --

     Due from Medical Practices represents the net amounts owed to the Company by the medical practices. This balance is comprised of amounts owed to the Company by the medical practices for funds which the Company has advanced to the practices for use in financing their accounts receivable, less balances owed to the medical practices by the Company for undistributed amounts earned by their physicians. Due from Medical Practices excludes amounts owed by the Company to medical practices for acquired exclusive services rights since the Financial Accounting Standards Board Interpretation 39 conditions for offset are not met for these obligations. Such acquired rights are reported as intangible assets.

   Pharmaceutical sales accounts receivable --

     Pharmaceutical sales accounts receivable represent receivables held by IPSI for medications sold directly to patients. Risk of loss in connection with uncollectibility of these accounts receivable is borne by the Company. As of December 31, 2003 the allowance for uncollectibles was $195,000.

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

     When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts. The difference between the net book value of the assets and proceeds from disposition is recognized as gain or loss. Routine maintenance and repairs are charged to FertilityPartners cost of services or General and Administrative expenses as incurred, while costs of betterments and renewals are capitalized.

   Exclusive Service Rights --

     Exclusive service rights represent costs incurred by the Company for the right to service certain fertility centers and are valued at cost less accumulated amortization, which is provided on a straight-line basis over the length of the contract, usually ten to twenty-five years. The Company periodically reviews exclusive service rights to assess recoverability; any impairments would be recognized in the consolidated statement of operations if a permanent impairment was determined to have occurred. Recoverability is determined based on undiscounted expected earnings from the related business over the remaining amortization period. No impairment was noted during 2003 or 2002.

   Patient Deposits --

     Patient deposits represent advanced payment for services made by patients of the fertility centers. Such amounts are held by the Company until the time service is rendered, at which point the fertility center records the revenue. Patient deposits also include revenue deferred under the Shared Risk Refund program.

   Stock based employee compensation --

     The Company adopted Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), on January 1, 1996. Under FAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock based awards, using a fair value method.

     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. (000's omitted, except per share amounts). There were no stock options granted during fiscal year 2003.

                                                              For the
                                                        twelve-month period
                                                        ended December 31,
                                                        -------------------
                                                         2003         2002
                                                        ------       ------

Net Income, as reported ...........................      1,044       1,071

Add: Stock-based employee compensation expense
included in reported net income, net of related tax
effects ...........................................       --          --

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects ........       (307)       (334)
                                                         -----       -----

Pro forma net income ..............................        737         737

Earnings per share:
     Basic-as reported ............................        .31         .33
     Basic-pro forma ..............................        .22         .23

     Diluted-as reported ..........................        .29         .31
Diluted-pro forma .................................        .21         .21

     Prior to the third quarter of 2003, the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this standard, no stock option-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 148. Under the Prospective transition method selected by the Company, fair value accounting is applied to all new stock grants and modifications to old grants. Disclosure of pro-forma net income and EPS is continued for any pre-adoption grants.

   Concentrations of credit risk --

     Financial instruments, which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable.

   Income taxes --

     The Company accounts for income taxes utilizing the asset and liability approach in accordance with Financial Accounting Standards No. 109, "Accounting For Income Taxes" (FAS 109). The income tax (benefit) provision is determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The income tax (benefit) provision is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities. (See Note 9).

   Earnings per share --

     The Company determines earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which the Company adopted in December 1997.

   Fair value of financial instruments--

     At December 31, 2003 and 2002, the carrying values of all financial instruments, both short and long-term, approximated their fair value.

   New accounting pronouncements --

Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements" related to whether companies should consolidate certain entities, called variable interest entities. Under Interpretation No. 46, the Company is required to evaluate whether its affiliated fertility groups, for which it provides business services under long-term service agreements, are variable interest entities. Pursuant to Interpretation No. 46, an enterprise that absorbs a majority of the economic risks and rewards of a variable interest entity is required to consolidate the variable interest entity for financial reporting purposes. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods ending after September 15, 2003 for which a variable interest was in place prior to February 1, 2003. In October 2003, the FASB issued Financial Staff Position 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," deferring the effective date under certain circumstances until the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) revising Interpretation No. 46 and deferring the effective date under certain circumstances until the first interim or annual period ending after March 15, 2004. The Company has deferred the effective date in accordance with Interpretation No. 46(R) and continues to evaluate Interpretation No. 46 and assess the impact on its consolidated financial statements.

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

NOTE 3 -- SEGMENT INFORMATION:

     The Company is principally engaged in providing products and services to the fertility market. For disclosure purposes, the Company recognizes services offered to its network of fertility centers and its pharmaceutical distribution operations as separate reporting segments. The services segment includes revenue and costs categorized as FertilityPartners Service Fees and FertilityDirect revenue, as follows (000's omitted):

                                                                              Pharmaceutical
                                                  Corporate       Services     Distribution   Consolidated
                                                  ---------       --------     ------------   ------------
For the Year ended December 31, 2003
     Revenues...............................       $  (182)       $77,571        $16,301         $93,690
     Cost of Services.......................            --         67,403         15,830          83,233
                                                   -------        -------        -------         -------
     Contribution...........................          (182)        10,168            471          10,457

     General and administrative costs.......                                                       8,761
     Interest, net..........................                                                         (16)
                                                                                                 -------

     Income before income taxes.............                                                     $ 1,712
                                                                                                 =======
     Depreciation expense included above....                                                       2,163
     Capital expenditures...................           440          7,195             --           7,635
     Total assets...........................         9,068         43,491          3,050          55,609

For the Year ended December 31, 2002
     Revenues...............................       $  (322)       $68,813        $19,709         $88,200
     Cost of Services.......................            --         59,953         18,396          78,349
                                                   -------        -------        -------         -------
     Contribution...........................          (322)         8,860          1,313           9,851

     General and administrative costs.......                                                       8,097
     Interest, net..........................                                                          52
                                                                                                 -------

     Income before income taxes.............                                                     $ 1,702
                                                                                                 =======
     Depreciation expense included above....                                                       2,152
     Capital expenditures...................           238          1,792             --           2,030
     Total assets...........................        10,214         35,403          1,827          47,444

For the Year ended December 31, 2001
     Revenues...............................       $    --        $58,791        $15,107         $73,898
     Cost of Services.......................            --         49,510         14,503          64,013
                                                   -------        -------        -------         -------
     Contribution...........................            --          9,281            604           9,885

     General and administrative costs.......                                                       7,827
     Interest, net..........................                                                         102
                                                                                                 -------

     Income before income taxes.............                                                     $ 1,956
                                                                                                 =======
     Depreciation expense included above....                                                     $ 1,652
     Capital expenditures...................       $   161        $ 1,504        $    --         $ 1,665
     Total assets...........................       $11,325        $31,138        $ 2,158         $44,621

NOTE 4 -- SIGNIFICANT SERVICE CONTRACTS:

     For the years ended December 31, 2003, 2002, and 2001 the following fertility centers each individually provided greater than 10% of the Company's revenues, net and/or contribution as follows:




                                           Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2003      2002       2001         2003      2002       2001
                                        -------   ------     ------       -------   ------     ------
     Boston.........................     10.4      10.8       10.9         13.9       14.2      12.6
     Long Island....................      5.1      10.0       10.8          6.4        5.2       6.9
     New Jersey.....................      --       --          1.9          --        --        12.0
     Illinois.......................     27.9      27.7       29.3         26.4       31.0      29.5
     Shady Grove....................     20.7      17.7       17.3         25.0       26.3      21.2
     Bay Area.......................      7.7       7.4        8.4          8.6       10.9      10.6

NOTE 5 -- EXCLUSIVE SERVICE RIGHTS:

     Exclusive Service Rights at December 31, 2003 and 2002 consisted of the following (000's omitted):

                                                2003            2002
                                               -------       --------

     Exclusive Service rights..............    $26,076        $24,533
     Less accumulated amortization.........     (5,572)        (5,004)
                                               -------        -------
         Total.............................    $20,504        $19,529
                                               =======        =======

     On September 1, 2003, the Company acquired the right to provide business services to Reproductive Endocrinology and Andrology of Charlotte (REACh), a four physician fertility practice in the Charlotte, North Carolina area, for $2.3 million in cash.

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

     On November 25, 2002, the Company announced the ending of its FertilityPartners agreement with RSA of New York. The agreement ended on November 15, 2003. RSA of New York serves the Long Island market and revenues for the four quarterly periods ending prior to the announcement were $9.1 million. The program had a contribution of $750,000 for the same period. At the time of the announcement, the Company evaluated its exclusive business rights asset associated with RSA of New York and reduced that asset to its realizable value by adjusting the asset downward by $350,000. Based upon subsequent discussions with representatives from RSA of New York, the Company terminated its FertilityPartners agreement effective June 30, 2003. In consideration for the earlier contract termination, the Company recognized as revenue a one-time termination payment of approximately $320,000, and related costs of approximately $82,000 in the second quarter of 2003. The Company continues an ongoing relationship with this medical practice under its FertilityDirect program.

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

     On January 1, 2001, the Company amended its FertilityPartners agreement with Shady Grove, to encompass the medical practice of David S. Saffan, M.D. In consideration for the right to provide additional Services and the acquisition of certain assets, the Company agreed to pay Dr. Saffan amounts to be determined based upon Dr. Saffan achieving certain performance targets through December 31, 2003. The total purchase price as of December 31, 2003 was approximately $519,000.

NOTE 6 -- FIXED ASSETS, NET:

     Fixed assets, net at December 31, 2003 and 2002 consisted of the following (000's omitted):

                                                                      2003          2002
                                                                     ------       -------

         Furniture, office and computer equipment...............    $ 4,502     $  5,139
         Medical equipment......................................      3,205        3,520
         Leasehold improvements.................................      8,890        5,936
         Construction in process................................        619          133
         Assets under capital leases............................        810        1,260
                                                                    -------     --------
           Total................................................     18,026       15,988
         Less -- Accumulated depreciation and amortization......     (7,808)     (10,847)
                                                                    -------     --------
                                                                    $10,218     $  5,141
                                                                    =======     ========

     Depreciation expense on fixed assets for the years ended December 31, 2003, 2002 and 2001 was $ 2,163,000, $2,152,000, and $1,652,000, respectively. Assets under capital leases primarily consist of computer and medical equipment. Accumulated amortization related specifically to capital leases at December 31, 2003, 2002 and 2001 was $461,000, $1,100,000, and $977,000, respectively.

NOTE 7 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 2003 and 2002 consisted of the following (000's omitted):

                                                                      2003         2002
                                                                     ------       ------

         Accrued costs on behalf of Medical Practices.........       $1,933       $3,473
         Reserves for estimated refunds.......................          391          422
         Accrued incentives and benefits......................          733        1,655
         Accrued state taxes..................................          211          338
         Accrued rent ........................................          207            0
         Other................................................          706          558
                                                                     ------       ------
         Total accrued liabilities............................       $4,181       $6,446
                                                                     ======       ======

NOTE 8 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

      Debt at December 31, 2003 and 2002 consisted of the following (000's omitted):

                                                                      2003         2002
                                                                     ------       ------

         Note payable to bank.................................       $7,175       $1,250
         Acquisition notes payable............................           63          122
         Obligations under capital lease......................          273           38
                                                                    -------       ------

         Total notes payable and other obligations............        7,511        1,410
         Less -- Current portion..............................       (3,272)      (1,099)
                                                                    -------       ------

         Long-term notes payable and other obligations........      $ 4,239      $   311
                                                                    =======      =======

Note payable to Bank --

     In July 2003, the Company amended its existing credit facility with Fleet Bank, N.A. The amended facility is comprised of a renewal of the Company's $7.0 million three-year working capital revolver and a new $5.75 million 3 year term loan, of which approximately $5.175 million remained outstanding with a remaining term of approximately 2.5 years as of December 31, 2003. Proceeds of $0.75 million from the new $5.75 million term loan were immediately used to repay the outstanding balance of $0.75 million on the Company's previous term loan with Fleet Bank, N.A. Each component of this credit facility bears interest by reference to Fleet's prime rate or LIBOR, at the Company's option, plus a margin, which is dependent upon a leverage test, ranging from 2.25% to 2.75% in the case of LIBOR-based loans. Prime based loans are made at Fleet Bank's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2003, interest on both the term loan and working capital revolver was payable at a rate of approximately 4.00%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit facility. As of December 31, 2003, under the working capital revolver the full amount of $7.0 million was available, of which the Company had drawn $2.0 million for general corporate purposes. The credit facility is collateralized by all of the Company's assets. As of December 31, 2003, the Company was in full compliance with all applicable debt covenants.

   Acquisition notes payable --

     Acquisition notes payable represent the liability owed by the Company to certain medical providers for the cost of acquiring the exclusive right to supply services to their fertility practices. The acquisition obligation at December 31, 2003 represents amounts owed by the Company to acquire the additional service rights at the Bay Area Fertility practice. The acquisition obligation at December 31, 2002 represents amounts owed by the Company to acquire these same rights. This obligation bears interest at a rate of 4.86%.

   Debt Maturities --

     At December 31, 2003, aggregate note payments, including capital lease obligation payments, in future years were as follows (000's omitted):

                      2004...........................................  $3,272
                      2005...........................................   1,218
                      2006...........................................   2,946
                      Thereafter.....................................      75
                                                                       -------

                      Total payments.................................  $7,511
                                                                       ======

   Leases --

     Capital lease obligations relate primarily to computer and medical equipment for the FertilityPartners.

     The Company has operating leases for its corporate headquarters and for medical office space for its FertilityPartners centers. The Company also has operating leases for certain medical equipment. Aggregate rental expense under operating leases was $4,817,000, $3,533,000, and $3,665,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     At December 31, 2003, the minimum lease payments for assets under capital and non-cancelable operating leases in future years were as follows (000's omitted):
                                                     Capital     Operating
                                                     -------     ---------

      2004....................................        $ 71       $ 4,561
      2005....................................          77         4,231
      2006....................................          77         4,232
      2007....................................          77         3,846
      2008....................................          --         2,414
      Thereafter..............................          --         7,823
                                                      ----       -------
      Total minimum lease payments............        $302       $27,107
                                                                 =======
      Less -- Amount representing interest....          29
                                                      ----
      Present value of minimum lease payments         $273
                                                      ====

NOTE 9 -- INCOME TAXES

     The provision for income taxes consisted of:

                            For the years ended December 31,
                            -------------------------------
                               2003      2002        2001
                            ---------   -------    --------
Current taxes (benefits):
  Federal ................   $    --    $    --    $    --
  State ..................       104         51         34
                             -------    -------    -------
    Total Current Taxes ..   $   104    $    51        234
                             -------    -------    -------

Deferred taxes (benefits):
  Federal ................   $   599    $   595    $   --
  State ..................       (35)       (90)       --
  Valuation Allowance ....      --            6     (4,791)
                             -------    -------    -------
    Total Deferred Taxes .   $   564    $   511    $(4,791)
                             -------    -------    -------

Total tax provision ......   $   668    $   562    $(4,557)
                             =======    =======    =======

     The financial statement income tax (benefit) provision differed from income taxes determined by applying the statutory federal income tax rate to the financial statement income before income taxes for the years ended December 31, 2003, 2002 and 2001 primarily as a result of the following (000's omitted):

                                        For the years ended December 31,
                                        --------------------------------
                                          2003       2002        2001
                                        -------     -------    -------

Tax expense at Federal statutory rate   $   582    $   579    $   585
State income taxes ..................        60        (39)       234
Non-deductible expenses .............        34         31        --
Other ...............................        (8)       (15)       --
Net operating loss utilization ......        --         --       (585)
Change in valuation allowance .......        --          6     (4,791)
                                        -------    -------    -------
Income tax (benefit) expense ........   $   668    $   562    $(4,557)
                                        =======    =======    =======

     Significant components of the deferred tax assets (liabilities) at December 31, 2003 and 2002 were as follows (000's omitted):

                                            December 31,
                                       ------------------
                                         2003       2002
                                       -------    -------
Deferred tax assets
  Net operating loss carry forwards    $ 4,618    $ 5,180
  Doubtful accounts ................     1,093        954
  Other ............................        40         43
                                       -------    -------
      Total deferred tax assets ....     5,751      6,177
                                       -------    -------
Deferred tax liabilities
  Depreciation and amortization ....      (414)      (303)
                                       -------    -------
      Total deferred tax liabilities      (414)      (303)
                                       -------    -------
Deferred tax asset .................     5,337      5,875
Valuation allowance ................    (1,594)    (1,594)
                                       -------    -------
Net total deferred tax asset .......   $ 3,743    $ 4,280
                                       =======    =======

     At December 31, 2003, the Company had Federal net operating loss carry forwards of approximately $13.6 million, which expire in 2004 through 2019. For tax purposes, there is an annual limitation of approximately $2.0 million on the utilization of approximately $10.4 million of net operating losses resulting from changes in ownership attributable to the Company's May 1993 Preferred Stock Offering and the August 1997 Common Stock Offering and FertilityPartners agreements. For the years ended December 2003, 2002 and 2001, the Company utilized net operating loss carry forwards of approximately $1.1 million, $2.0 million and $2.5 million, respectively. Valuation allowances have been recorded for net operating loss carry forwards that may expire prior to utilization due to the annual limitation. In the fourth quarter of 2001, the Company recorded a reduction of its deferred tax asset valuation allowance as a result of the Company's sustained profitability and likelihood of net operating loss utilization.

NOTE 10 - EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2003, 2002 and 2001 is a follows (000's omitted, except for per share amounts):

                                                           For the years
                                                         ended December 31,
                                                       ----------------------
                                                       2003     2002     2001
                                                       ----     ----     ----
Numerator
Net Income ........................................   $1,044   $1,140   $6,513
Less: Preferred stock dividends paid and/or accrued     --         69      133
                                                      ------   ------   ------
Net Income applicable to Common Stock .............   $1,044   $1,071   $6,380
                                                      ======   ======   ======
Denominator
Weighted average shares outstanding ...............    3,413    3,195    3,081
Effect of dilutive options and warrants ...........      173      273       94
                                                      ------   ------   ------
Weighted average shares and dilutive potential
  Common shares ...................................    3,586    3,468    3,175
                                                      ======   ======   ======
Basic earnings per common share ...................   $ 0.31   $ 0.33   $ 2.07
                                                      ======   ======   ======
Diluted earnings per common share .................   $ 0.29   $ 0.31   $ 2.01
                                                      ======   ======   ======

     For the years ended December 31, 2003, 2002 and 2001, options to purchase approximately 119,500, 52,500, and 297,000, shares, respectively, of Common Stock at exercise prices ranging from $5.98 to 6.15, $6.15 to $8.57, and $4.50 to $5.38 per share, respectively, were excluded in computing the diluted per share amounts as they were antidilutive.

     For the years ended December 31, 2003, 2002 and 2001, warrants to purchase approximately 105,600, 144,350, and 25,000, shares, respectively, of Common Stock at exercise prices ranging from $6.25 to $9.00, $6.25 to $9.00 and $5.13 to $7.24, per share, respectively, were excluded in computing the diluted per share amounts as they were antidilutive.

     For the year ended December 31, 2001 approximately 133,000 shares of Common Stock from the assumed conversion of Preferred Stock were excluded in computing the diluted per share amounts as they were antidilutive.

NOTE 11 -- SHAREHOLDERS' EQUITY:

     In 2003, 2002 and 2001, the Company issued 58,345, 37,640 and 33,265 shares, respectively, of restricted Common Stock to several officers and directors of the Company for an aggregate amount of $417,000 and $248,000 and $164,000 respectively.

     During 2003, the Company issued 89,595 shares of Common Stock as Treasury Stock in conjunction with the income tax withholdings on the officer and director stock awards granted during the years 2003, 2002, 2001 and 2000. As of December 31, 2003, the Company had not immediate plans to sell, award or retire these shares.

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

     The Board of Directors had previously authorized the repurchase of shares of the Company's outstanding Common Stock. As of December 31, 2001, the Company had repurchased and retired 2,480,085 shares of its Common Stock for an aggregate cost of approximately $7.1 million. No repurchases or retirements of Common Stock were made during the years 2003 or 2002, and the Company currently does not anticipate any additional Common Stock repurchases.

     As of December 31, 2003 and 2002, warrants to purchase an aggregate of 105,600 and 144,350 shares of Common Stock were outstanding at weighted average exercise prices of $8.54 and $7.39 respectively.

NOTE 12 -- STOCK-BASED EMPLOYEE COMPENSATION:

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

     Under the 1994 Outside Director Stock Purchase Plan ("Outside Director Plan"), 31,250 shares of Common Stock are reserved for issuance. Under the Outside Director Plan, directors who are not full-time employees of the Company may elect to receive all or a part of their annual retainer fees, the fees payable for attending meetings of the Board of Directors and the fees payable for serving on committees of the Board, in the form of shares of Common Stock rather than cash, provided that any such election be made at least six months prior to the date that the fees are to be paid. As of December 31, 2003, 2002, and 2001, there were no options outstanding, respectively, under the Outside Director Plan.

     Stock option activity, under the 1992 and 2000 Plans combined, is summarized as follows:

                                                  Number of
                                                  shares of
                                                Common Stock
                                                  underlying   Weighted Average
                                                    options     exercise price
                                                -------------  ----------------

     Options outstanding at December 31, 2000...    613,849           $3.63
     Granted....................................    192,500           $4.77
     Exercised..................................    (36,126)          $3.39
     Canceled...................................    (14,177)          $4.04
                                                  ---------           -----
     Options outstanding at December 31, 2001...    756,046           $3.92
     Granted....................................    250,487           $5.90
     Exercised..................................    (83,266)          $2.75
     Canceled...................................    (70,627)          $5.79
                                                  ---------           -----
     Options outstanding at December 31, 2002...    852,640           $4.29
     Granted....................................          0           $0.00
     Exercised..................................    (27,468)          $3.06
     Canceled...................................   (191,376)          $5.15
     Options outstanding at December 31, 2003...    633,796           $4.35
     Options exercisable at:
          December 31, 2001.....................    386,868           $3.91
          December 31, 2002.....................    512,124           $3.92
          December 31, 2003.....................    533,541           $4.18


     Included in options that were canceled during 2003, 2002, and 2001, were forfeitures of 59,785, 27,627, and 14,177 with weighted average exercise prices of $5.12, $5.79, and $4.04, respectively.

     As of December 31, 2003, stock options outstanding and exercisable by price range were as follows:

                             OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
  -----------------------------------------------------------------------        --------------------------------
                         Outstanding    Weighted-Average                         Exercisable
     Range of               as of           Remaining     Weighted-Average          as of         Weighted-Average
  Exercise Prices        12/31/2003     Contractual Life   Exercise Price         12/31/2003       Exercise Price
  ---------------        ----------     ----------------   --------------         ----------       --------------

    $0.00 - $3.00            85,001            5.7              $2.76               76,251              $2.80
    $3.00 - $5.00           429,309            4.3              $4.21              404,981              $4.20
    $5.00 - $7.60           119,486            8.1              $6.00               52,309              $5.99
                            -------                                               --------
                            633,796            5.2              $4.35              533,541              $4.18

     Prior to the third quarter of 2003, the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this standard, no stock option-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective July 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 148. Under the Prospective transition method selected by the Company, fair value accounting is applied to all new stock grants and modifications to old grants. Disclosure of pro-forma net income and EPS is continued for any pre-adoption grants. No options were granted subsequent to the adoption of FAS No. 148.

     Assumptions used to calculate pro forma values include:

                                                                                       For the
                                                                                 twelve-month period
                                                                                 ended December 31,
                                                                         --------------------------------
                                                                           2003         2002       2001
                                                                         ---------    ---------  --------
Weighted average fair value of options granted.........................    $0.00        $4.29      $3.11
Dividend yield.........................................................     0.0%         0.0%       0.0%
Volatility.............................................................      N/A        75.3%      55.2%
Risk free rate.........................................................      N/A         1.06%      2.00%
Expected term..........................................................      N/A        10 yrs     10 yrs

     The Company recognizes compensation cost for stock-based employee compensation plans over the vesting period based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. There was no compensation cost recognized in income for the years ended December 31, 2003, 2002 and 2001.

Under restricted stock grant agreements with several officers of the Company, for the years beginning in 2001 and 2002, shares vested at the grant date. The Company recognizes compensation expense in the period the grants are awarded for years 2001 and 2002 (in 2000 the grants were amortized over a three-year period, but the change in vesting required the balance of the unamortized 2000 grant to be expensed in 2001). For stock grants issued during the year 2003, shares vest over a three-year period and compensation expense is recognized ratably over the period which ranges from zero to three years. Compensation expense recognized in connection with the restricted stock grants for the years ended December 31, 2003, 2002 and 2001 was $125,000, $336,000 and $422,000, respectively. After withholding applicable taxes, Common Stock with aggregate market values of $417,000 (of which $294,000 has been recorded as an expense and $123,000 is a prepaid charge at December 31, 2003), $248,000 and $164,000 was issued in the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 13 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for continuing operations for 2003 and 2002 (in thousands, except per share data) appear below:

                                                                                               Diluted net
                          Revenues, net         Contribution            Net income          income per share
                        -----------------    ------------------      -----------------      -----------------
                         2003       2002       2003       2002        2003       2002        2003       2002
                        ------   --------    -------    -------      ------     ------      ------     ------

First quarter........  $23,710    $20,051    $ 2,313     $2,280     $  140     $   291       $0.04      $0.08
Second quarter ......   24,501     21,171      2,958      2,391        377         310        0.11       0.08
Third quarter........   22,257     23,273      2,649      2,741        261         325        0.07       0.09
Fourth quarter.......   23,222     23,705      2,537      2,439        266         214        0.07       0.06
Total year ..........  $93,690    $88,200    $10,457     $9,851     $1,044      $1,140       $0.29      $0.31

NOTE 14 -- COMMITMENTS AND CONTINGENCIES:

   Operating Leases --

     Refer to Note 8 for a summary of lease commitments.

   Reliance on Third Party Vendors --

     The FertilityPartners centers, as well as all other medical providers who deliver services requiring fertility medication, are dependent on third-party vendors that produce such medications (including but not limited to: Lupron, Follistim, Repronex, GonalF and Pregnyl) that are vital to the provision of fertility and assisted reproduction technology services. Should any of these vendors experience a supply shortage, it may have an adverse impact on the operations of the fertility centers. To date, the fertility centers have not experienced any such adverse impacts.

   Employment Agreements --

     The Company has entered into employment and change in control severance agreements with certain of its management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation. The Company's minimum aggregate commitment under these agreements at December 31, 2003 was approximately $10 million.

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

   Litigation --

     In June 2002, the Company was served with a complaint, captioned WINFertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company had retained WINFertility in April 2001 to provide claims management services in connection with the Company's Shared Risk Refund Program. WINFertility failed to provide the services for which the Company contracted and the Company terminated the contract in May 2002. The Company has served and filed an answer denying all material allegations of the complaint and asserting affirmative defenses. The Company has also filed a counterclaim against the plaintiff demanding an accounting and return of certain fees paid to the plaintiff by the Company. The Company believes it has meritorious defenses to the claims, and based on opinion of counsel, believes that the likelihood of the suit having a material adverse effect on the financial position, results of operations or the cash flow of the Company is remote.

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

     On November 12, 2003 an action captioned South Broward Hospital District vs. Wayne S. Maxson, M.D. et. al. was filed against, among others, the Company and one of its FertilityPartners, in the Broward County Florida Circuit Court alleging that the Company had interfered with the contractual relationship between the Hospital and certain individuals. The Company and the other defendants have filed a motion to dismiss the Complaint. Moreover, the Company believes that if the Company's motion to dismiss is denied, the Company has meritorious defenses to the claims and that the likelihood of the suit having a material adverse effect on the financial position, results of operations or the cash flow of the Company is remote.

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

NOTE 15 -- RELATED PARTY TRANSACTIONS:

     SDL Consultants, a company owned by Sarason D. Liebler, who became a director of the Company in August, 1994, rendered consulting services to the Company during 2003, 2002 and 2001 for aggregate fees of approximately $83,000, $78,000, and $96,000, respectively.

     Pursuant to the Company's FertilityPartners agreement with Shady Grove, Michael J. Levy, M.D., an employed shareholder physician of the P.C., became a member of the Company's Board of Directors effective March 12, 1998. The medical practice at Shady Grove paid the Company $2,909,000, $2,940,000 and $2,360,000 in 2003, 2002 and 2001, respectively in service fees.

     Pursuant to the Company's FertilityPartners agreement with FCI (the Illinois practice), Aaron Lifchez, M.D., an employed shareholder physician of FCI, became a member of the Company's Board of Directors in August 1997. The medical practice FCI paid the Company $3,215,000, $3,500,000 and $3,270,000 in 2003, 2002 and 2001, respectively in Service Fees.

NOTE 16 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
TRANSACTIONS:

     Income tax payments of $117,000, $271,000, and $12,800 were paid in the years ended December 31, 2003, 2002 and 2001, respectively.

     Interest paid in cash during the year ended December 31, 2003, 2002 and 2001, amounted to $104,000, $155,000, and $281,000, respectively. Interest received during the years ended December 31, 2003, 2002 and 2001 amounted to approximately $125,000, $103,000, and $179,000, respectively.

NOTE 17 --- SUBSEQUENT EVENT:

     In January 2004, the Company signed a FertilityPartner agreement to supply a complete range of business, marketing and facility services to a group of fertility physicians in the Company's Western Region. Under the terms of the 15-year agreement, IntegraMed will build a new facility and help the group to establish a private, full service fertility center. IntegraMed has committed up to $2 million to fund the development and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for the group and its patients. Upon its completion, the facility will accommodate the existing patient volume and future anticipated growth. Based on the terms of the transaction, IntegraMed will be paid a fixed services fee commencing in January of 2004 paid monthly until the new facility is open, which is anticipated to be in fourth quarter of 2004. At that time, IntegraMed service fees will be comprised of the Company's standard reimbursed costs of services, a fixed percentage of revenues, plus an additional fixed percentage of the new center's earnings.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      INTEGRAMED AMERICA, INC.

Dated: March 19, 2004

                                     By/s/JOHN W. HLYWAK, JR.
                                       ----------------------
                                          John W. Hlywak, Jr.
                                          Senior Vice President
                                           and Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Title                        Date

/s/   GERARDO CANET
-----------------------------
      Gerardo Canet               President,
                                  Chief Executive Officer
                                  and Director
                                  (Principal Executive Officer)   March 19, 2004

/s/   JOHN W. HLYWAK, JR
-----------------------------
      John W. Hlywak, Jr.         Senior Vice President
                                  and Chief Financial Officer
                                 (Principal Financial and
                                  Accounting Officer              March 19, 2004

/s/   MICHAEL J. LEVY, M.D.
-----------------------------
      Michael J. Levy, M.D.       Director                        March 19, 2004

/s/   SARASON D. LIEBLER
-----------------------------
      Sarason D. Liebler          Director                        March 19, 2004

/s/   AARON S. LIFCHEZ, M.D.
-----------------------------
      Aaron S. Lifchez, M.D.      Director                        March 19, 2004

/s/   WAYNE R. MOON
-----------------------------
      Wayne R. Moon               Director                        March 19, 2004

/s/   LAWRENCE J. STUESSER
-----------------------------
      Lawrence J. Stuesser        Director                        March 19, 2004

/s/   ELIZABETH E. TALLETT
-----------------------------
      Elizabeth E. Tallett        Director                        March 19, 2004

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

10.61 (f)  --    Amendment  No.  6  to  Service  Agreement  between   IntegraMed
                 America,  Inc.  and  Reproductive  Science  Center  of the  San
                 Francisco Bay Area, a medical corporation.

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


10.95 (b)  --    Amendment  No. 7 to  Management  Agreement  between  IntegraMed
                 America,  Inc. and Fertility  Centers of Illinois,  P.C.  dated
                 April 1, 2000. (xxxi)

10.95 (c) --     Amendment  No. 8 to  Management  Agreement  between  IntegraMed
                 America, Inc. and Fertility Centers of Illinois, S.C. (xxxx)

10.95 (d) --     Amendment  No.  9  to  Service  Agreement  between   IntegraMed
                 America, Inc. and Fertility Centers of Illinois, S.C.

10.96     --     Termination Agreement by and among Women's Medical & Diagnostic
                 Center, Inc., W. Banks Hinshaw,  Jr., Ph.D., M.D., and Robin E.
                 Markle, M.D. (xxi)

10.97     --     Loan Agreement between First Union National Bank and IntegraMed
                 America, Inc. dated November 13, 1997. (xxi)

10.96     --     Termination Agreement by and among Women's Medical & Diagnostic
                 Center, Inc., W. Banks Hinshaw,  Jr., Ph.D., M.D., and Robin E.
                 Markle, M.D. (xxi)

10.97     --     Loan Agreement between First Union National Bank and IntegraMed
                 America, Inc. dated November 13, 1997. (xxi)

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

10.105    --     Management  Agreement  between Shady Grove  Fertility  Centers,
                 P.C. and Levy,  Sagoskin and Stillman,  M.D.,  P.C. dated March
                 11, 1998 (xxi)

10.105(a) --     Amendment  No. 1 to  Management  Agreement  between Shady Grove
                 Fertility Centers,  Inc. and Levy Sagoskin and Stillman,  M.D.,
                 P.C (xxii)

10.105(b) --     Amendment  No. 2 to  Management  Agreement  between Shady Grove
                 Fertility Centers,  Inc. and Levy Sagoskin and Stillman,  M.D.,
                 P.C. dated May 6, 1998 (xxvi)

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


10.105 (e)--     Amendment  No. 5 to  Management  Agreement  between  IntegraMed
                 America, Inc. and Shady Grove Reproductive Science Center, P.C.
                 (xxxx)

10.105 (f)--     Amendment  No. 6 to  Management  Agreement  between  IntegraMed
                 America, Inc. and Shady Grove Reproductive Science Center, P.C.
                 (xxxx)

10.105 (g) --    Amendment  No.  7  to  Service  Agreement  between   IntegraMed
                 America, Inc. and Shady Grove Reproductive Science Center, P.C.

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

10.113 (g)--     Amended and Restated Loan  Agreement  dated as of September 28,
                 2001 between IntegraMed America,  Inc. and Fleet National Bank.
                 (xxxx)

10.113 (h) --    Amendment  to  Amended  and  Restated  Loan  Agreement  between
                 IntegraMed   America,   Inc.  and  Fleet  National  Bank  dated
                 September 20, 2002 (liv)

10.113(i) --     Second  Amendment to Amended and Restated Loan Agreement  dated
                 July 31, 2003. (lxiv)

10.113(j) --     Third  Amendment to Amended and Restated Loan  Agreement  dated
                 November 14, 2003

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

10.118 (b) --    Amendment  No.  2  to  Service  Agreement  between   IntegraMed
                 America,   Inc.  and  Northwest   Center  for  Infertility  and
                 Reproductive Endocrinology dated November 1, 2002. (lxv)

10.118 (c) --    Amerndment  No.  3  to  Service  Agreement  between  IntegraMed
                 America,   Inc.  and  Northwest   Center  for  Infertility  and
                 Reproductive Endocrinology

10.119     --    Copy of Registrant's 2000 LongTerm Compensation Plan (l)

10.120     --    Service  Agreement   between   IntegraMed   America,   Inc  and
                 Reproductive Endocrine Associates of Charlotte, P.C. (lxix)

14.1       --     Code of Ethics

21         --    List of Subsidiaries

23.1       --    Consent of PricewaterhouseCoopers LLP


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

99.30    CEO Certification Pursuant to 18 U.S.C.ss.1350,  as Adopted Pursuant to
         Section 302 of the Sarbanes Oxley Act of 2002

99.31 CFO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted Pursuant to Sections 302 of the Sarbanes Oxley Act of 2002

99.32 CEO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002

99.33 CFO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002

99.34    Registrant's Press Release dated April 23, 2003.  (lxvi)

99.35    Registrant's Press Release dated May 5, 2003.  (lxvii)

99.36 CEO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002 dated May 15, 2003. (lxviii)

99.37 CFO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted Pursuant to Sections 906 of the Sarbanes Oxley Act of 2002 dated May 15, 2003. (lxviii)

99.38    Notice to Directors and Officers dated July 14, 2003. (lxv)

99.39    Registrant's Press Release dated July 10, 2003. (lxvi)

99.40    Registrant's Press Release dated August 4, 2003. (lxvii)

99.41    Registrant's Press Release dated August 5, 2003. (lxvii)

99.44    Registrant's Press Release dated August 8, 2003. (lxviii)

99.45    Registrant's Press Release dated September 8, 2003. (lxx)

99.46    Registrant's Press Release dated September 22, 2003. (lxxi)

99.47    Registrant's Press Release dated September 29, 2003. (lxxii)

99.48    Registrant's Press Release dated October 6, 2003. (lxxiii)

99.49    Registrant's Press Release dated October 27, 2003. (lxxiv)

99.50    Registrant's Press Release dated October 30, 2003. (lxxv)

99.51    Registrant's Press Release dated November 3, 2003. (lxxvi)

99.52    Registrant's Press Release dated January 12, 2004 (lxxvii)

99.53    Registrant's Press Release dated February 11, 2004 (lxxviii)

99.54    Registrant's Press Release dated February 18, 2004 (lxxix)

99.55    Registrant's Press Release dated March 11, 2004 (lxxx)

99.56    Registrant's Press Release dated March 16, 2004 (lxxxi)

-----------------------------------------------------

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

(lx) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated December 31, 2002

(lxi) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated dated February 21, 2003

(lxii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated March 18, 2003

(lxiii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated March 25, 2003

(lxiv) Filed as exhibit with identical exhibit number to Registrant's Report on Form 10-K for the year ended December 31, 2001.

(lxv) Filed as exhibit with identical exhibit number to Registrant's Report on Form 10-K for the year ended December 31, 2002.
(lxvi) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K April 28, 2003 and incorporated by reference thereto.

(lxvii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K May 6, 2003 and incorporated by reference thereto.

(lxviii) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(lxiv) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2003

(lxv) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated July 14, 2003 and incorporated by reference thereto.

(lxvi) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated July 15, 2003 and incorporated by reference thereto.

(lxvii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated August 7, 2003 and incorporated by reference thereto.

(lxviii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated August 11, 2003 and incorporated by reference thereto.

(lxix) Filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended September 31, 2003

(lxx) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated September 8, 2003 and incorporated by reference thereto.

(lxxi) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated September 23, 2003 and incorporated by reference thereto.

(lxxii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated September 30, 2003 and incorporated by reference thereto.

(lxxiii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated October 6, 2003 and incorporated by reference thereto.

(lxxiv) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated October 27, 2003 and incorporated by reference thereto.

(lxxv) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated October 30, 2003 and incorporated by reference thereto.

(lxxvi) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated November 3, 2003 and incorporated by reference thereto.

(lxxvii) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated January 14, 2004 and incorporated by reference thereto.

(lxxviii)  Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated February 12, 2004 and incorporated by reference thereto.

(lxxix) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated February 19, 2004 and incorporated by reference thereto.

(lxxx) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated March 12, 2004 and incorporated by reference thereto.

(lxxxi) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated March 16, 2004 and incorporated by reference thereto.