Form 10-Q
period 2004-03-31
INTEGRAMED AMERICA INC
filed 2004-05-14
CIK 885988

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2004

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

                               Yes [ ]         No [X]

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 20, 2004 was 3,507,086.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE

PART I  -      FINANCIAL INFORMATION

    Item 1.  Financial Statements

                Consolidated Balance Sheets at March 31, 2004 (unaudited) and
                   December 31, 2003..........................................3

                Consolidated Statements of Income for the three-month periods ended March 31, 2004 and 2003 (unaudited)..................4

                Consolidated Statements of Cash Flows for the three-month
                   periods ended March 31, 2004 and 2003 (unaudited)..........5

                Notes to Consolidated Financial Statements (unaudited)..... 6-9

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................10-15

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......16

    Item 4.  Controls and Procedures..........................................16


PART II -    OTHER INFORMATION

    Item 1.  Legal Proceedings................................................17

    Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
              Equity Securities...............................................17

    Item 3.  Defaults upon Senior Securities..................................17

    Item 4.  Submission of Matters to a Vote of Security Holders..............17

    Item 5.  Other Information................................................17

    Item 6.  Exhibits and Reports on Form 8-K.................................17


SIGNATURES              ......................................................18

CERTIFICATIONs PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF the Sarbanes-Oxley
act of 2002.............................................................EXHIBITS

Certifications pursuant to 18 u.s.c ss.1350, as adopted pursuant to section 906 of the sarbanes-oxley act of 2002........................EXHIBITS

PART I -- FINANCIAL INFORMATION


    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)
                                     ASSETS
                                                                                        March 31,   December 31,
                                                                                        ---------   ------------
                                                                                          2004         2003
                                                                                        ---------   ------------
                                                                                       (unaudited)
Current assets:
  Cash and cash equivalents .........................................................   $  5,574      $  6,885
  Due from Medical Practices, net ...................................................     11,708         8,918
  Pharmaceutical sales accounts receivable ..........................................      1,286         1,484
  Deferred taxes ....................................................................        948           948
  Prepaids and other current assets .................................................      3,797        3,579
                                                                                        --------      --------
      Total current assets ..........................................................     23,313        21,814
  Fixed assets, net .................................................................     11,335        10,218
  Exclusive Service Rights, Net .....................................................     21,387        20,504
  Deferred taxes ....................................................................      2,664         2,795
  Other assets ......................................................................        270           278
                                                                                        --------      --------
      Total assets ..................................................................   $ 58,969      $ 55,609
                                                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................................   $    638      $  1,260
  Accrued liabilities ...............................................................      6,369         4,181
  Current portion of long-term notes payable and other obligations ..................      3,278         3,272
  Patient deposits ..................................................................     11,347         9,492
                                                                                        --------      --------
      Total current liabilities .....................................................     21,632        18,205
                                                                                        --------      --------
Long-term notes payable and other obligations .......................................      3,935         4,239
                                                                                        --------      --------
Commitments and contingencies
Stockholders' Equity:
  Common Stock, $.01 par value - 50,000,000 shares authorized in 2004 and 2003;
    and 3,602,441 and 3,544,292 shares issued in 2004 and 2003, respectively ........         36            35
  Capital in excess of par ..........................................................     48,413        48,172
  Treasury stock, at cost -- 114,279 and 89,595 shares in 2004 and 2003, respectively       (618)         (426)
  Accumulated deficit ...............................................................    (14,429)      (14,616)
                                                                                        --------      --------
      Total stockholders' equity ....................................................     33,402        33,165
                                                                                        --------      --------
      Total liabilities and stockholders' equity ....................................   $ 58,969      $ 55,609
                                                                                        ========      ========




        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                            For the
                                                       three-month period
                                                         ended March 31,
                                                       -------------------
                                                        2004         2003
                                                       ------       ------
                                                          (unaudited)
Revenues, net
   FertilityPartners Service Fees ...................   $ 20,598    $ 18,374
   Pharmaceutical sales .............................      3,766       4,862
   FertilityDirect revenues .........................      1,030         474
                                                        --------    --------
      Total revenues ................................     25,394      23,710
                                                        --------    --------

Cost of services and sales:
   FertilityPartners Service Fees ...................     18,549      16,365
   Pharmaceutical costs .............................      3,624       4,742
   FertilityDirect costs ............................        746         290
                                                        --------    --------
      Total costs of services and sales .............     22,919      21,397
                                                        --------    --------

Contribution:
   FertilityPartners Service Fees ...................      2,049       2,009
   Pharmaceutical contribution ......................        142         120
   FertilityDirect contribution .....................        284         184
                                                        --------    --------
     Total contribution .............................      2,475       2,313
                                                        --------    --------

General and administrative expenses .................      2,142       2,085
Interest income .....................................        (58)        (22)
Interest expense ....................................         80          19
                                                        --------    --------
   Total other expenses .............................      2,164       2,082
                                                        --------    --------

Income before income taxes ..........................        311         231
Income tax provision ................................        124          91
                                                        --------    --------

Net income ..........................................   $    187    $    140
                                                        ========    ========

Basic and diluted earnings per share of Common Stock:   $   0.05    $   0.04
                                                        ========    ========
Weighted average shares - basic .....................      3,573       3,357
                                                        ========    ========
Weighted average shares - diluted ...................      3,814       3,571
                                                        ========    ========



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                                 For the
                                                                                           three-month period
                                                                                             ended March 31,
                                                                                           ------------------
                                                                                             2004      2003
                                                                                           -------    -------
                                                                                              (unaudited)
Cash flows from operating activities:
   Net income ...........................................................................   $   187    $   140
   Adjustments to reconcile net income to net cash used/provided by operating activities:
     Depreciation and amortization ......................................................     1,121        792
   Change in assets and liabilities--
     Decrease (increase) in assets:
        Due from Medical Practices ......................................................    (2,790)    (1,811)
        Pharmaceutical sales accounts receivable ........................................       198       (379)
        Prepaids and other current assets ...............................................      (190)       121
        Other assets ....................................................................         8         63
     Increase (decrease) in liabilities:
         Accounts payable ...............................................................      (622)      (293)
         Accrued liabilities ............................................................     2,188     (1,031)
         Patient deposits ...............................................................     1,855      1,382
                                                                                            -------    -------
Net cash used/provided by operating activities ..........................................     1,955     (1,018)
                                                                                            -------    -------

Cash flows used in investing activities:
     Payment for exclusive Business Service rights ......................................    (1,204)       --
     Purchase of fixed assets and leasehold improvements ................................    (1,814)      (629)
                                                                                            -------    -------
Net cash used in investing activities ...................................................    (3,018)      (629)
                                                                                            -------    -------

Cash flows used in financing activities:
     Principal repayments on debt .......................................................      (287)      (250)
     Principal repayments under capital lease obligations ...............................       (11)       (38)
     Proceeds from exercise of Common Stock Warrants and options ........................       242         34
     Acquisition of Treasury Stock ......................................................      (192)        --
                                                                                            -------    -------
Net cash used in financing activities ...................................................      (248)      (254)
                                                                                            -------    -------

Net change in cash ......................................................................   $(1,311)   $(1,901)
Cash at beginning of period .............................................................     6,885      8,693
                                                                                            -------    -------
Cash at end of period ...................................................................   $ 5,574    $ 6,792
                                                                                            =======    =======





        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in IntegraMed America's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month periods ended March 31, 2004 and 2003 is as follows (000's omitted, except for per share amounts):

                                                      For the
                                                three-month period
                                                   ended March 31,
                                                ------------------
                                                  2004       2003
                                                --------   -------
Numerator
Income applicable to Common Stock ............   $  187    $  140
                                                 ======    ======

Denominator
Weighted average shares outstanding ..........    3,573     3,357
Effect of dilutive options and warrants ......      241       214
                                                 ------    ------
Weighted average shares and dilutive potential
Common shares ................................    3,814     3,571
                                                 ======    ======
Basic and diluted EPS ........................   $ 0.05    $ 0.04
                                                 ======    ======

     For the three-month period ended March 31, 2004, there were no outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise price of all outstanding options was less than the average market price of the shares of Common Stock. For the three-month period ended March 31, 2003, the effect of the assumed exercise of options to purchase approximately 166,000 shares of Common Stock at exercises prices ranging from $5.65 to $6.15 per share were excluded in computing the diluted per share amount because the exercise prices of the options were greater than the average market price of the shares of Common Stock, thereby causing these options to be antidilutive.

     For the three-month period ended March 31, 2004, the effect of the assumed exercise of warrants to purchase 88,000 shares of Common Stock at an exercise price of $9.00 per share were excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, thereby causing these warrants to be antidilutive. For the three-month period ended March 31, 2003, the effect of the assumed exercise of warrants to purchase approximately 106,000 shares of Common Stock at exercise prices ranging from $6.25 to $9.00 per share were excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, thereby causing these warrants to be antidilutive.

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

                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution     Consolidated
                                                         ---------    --------        ------------     ------------

For the three months ended March 31, 2004
     Revenues......................................           --       $21,628           $3,766            $25,394
     Cost of services..............................           --        19,295            3,624             22,919
                                                           -----        ------           ------            -------
     Contribution..................................           --         2,333              142              2,475
                                                                                                           -------
     General and administrative costs..............                                                          2,142
     Interest, net.................................                                                             22
                                                                                                           -------
     Income (loss) before income taxes.............                                                            311
                                                                                                           =======
     Depreciation expense included above...........                                                            697
     Capital expenditures..........................           34         1,780               --              1,814
     Total Assets..................................        7,547        49,717            1,705             58,969

For the three months ended March 31, 2003
     Revenues......................................       $   --       $18,848           $4,862            $23,710
     Cost of services..............................           --        16,655            4,742             21,397
                                                          ------        ------           ------            -------
     Contribution..................................           --         2,193              120              2,313
                                                                                                           -------
     General and administrative costs..............                                                          2,085
     Interest, net.................................                                                             (3)
                                                                                                           -------
     Income (loss) before income taxes.............                                                            231
                                                                                                           =======
     Depreciation expense included above...........                                                            487
     Capital expenditures..........................          162           467               --                629
     Total Assets..................................       10,453        34,401            2,533             47,387

NOTE 4 -- STOCK-BASED EMPLOYEE COMPENSATION:


     At March 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 12 of the Company's financial statements in its most recent Annual Report on Form 10-K. Prior to fiscal 2003, the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this standard, no stock option-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The Company adopted the fair value recognition provisions of FAS No. 148 effective January 1, 2003. Under the Prospective transition method selected by the Company, fair value accounting is applied to all new stock grants and modifications to old grants. Disclosure of pro-forma net income and EPS is continued for any pre-adoption grants. No options have been granted subsequent to the effective adoption of FAS No. 148.

     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation issued prior to July 1 ,2003. (000's omitted, except per share amounts).

                                                        For the
                                                  three-month period
                                                    ended March 31,
                                                  ------------------
                                                    2004      2003
                                                  --------  --------

Net Income, as reported ........................   $  187   $   140

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects .....      (61)      (76)
                                                   ------   -------

Pro forma net income ...........................   $  126   $    64
                                                   ======   =======

Earnings per share:
     Basic-as reported .........................   $ 0.05   $  0.04
                                                   ======   =======
     Basic-pro forma ...........................   $ 0.04   $  0.02
                                                   ======   =======

     Diluted-as reported .......................   $ 0.05   $  0.04
                                                   ======   =======
     Diluted-pro forma .........................   $ 0.04   $  0.02
                                                   ======   =======

NOTE 5 -- LITIGATION

         In June 2003 the Company filed a lawsuit against Pediatric Physician Alliance, and its parent company, Integrated Physician Solutions, in the United States District Court of New Jersey asserting among other things, that the defendants, long after the Company's adoption and use of the INTEGRAMED and INTEGRAMED AMERICA(R) trademarks, began using the mark INTEGRIMED in connection with the sale, distribution and advertising of business management and consultation services for office-based medical practices and organizations in the field of health care. In March, 2004 the Company and the defendants mediated the Company's claims and as a result of the mediation a settlement was reached pursuant to which defendants have agreed to cease and desist from the use of the mark INTEGRIMED and withdraw their application for such mark pending before the United States Patent and Trademark office.

         In June 2002, the Company was served with a complaint, captioned WINFertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company had retained WINFertility in April 2001 to provide claims management services in connection with the Company's Shared Risk Refund Program. WINFertility failed to provide the services for which the Company contracted and the Company terminated the contract in May 2002. The Company has served and filed an answer denying all material allegations of the complaint and asserting affirmative defenses. The Company has also filed a counterclaim against the plaintiff demanding an accounting and return of certain fees paid to plaintiff by the Company. The parties have engaged in on-going discovery, including depositions, since the Company filed its Answer and Counterclaim. The Company believes it has meritorious defenses to the claims, and based on opinion of counsel, believes that the likelihood of the suit having a material adverse effect on the financial position, results of operations or the cash flow of the Company is remote

           There are other minor legal proceedings to which the Company is a party. In the Company's opinion, the claims asserted and the outcome of such proceedings will not have a material adverse effect on the financial position, results of operations or the cash flow of the Company.

NOTE 6 -- RECENT ACCOUNTING STANDARDS

FASB Interpretation No. 46, Consolidation of Variable Interest Entities
 (Revised 2003)

         On January 17, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Interpretation No. 46, (FIN 46 or the "Interpretation"), Consolidation of Variable Interest Entities. FIN 46 was intended to provide guidance in determining (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements (or other existing authoritative guidance) or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. However, the guidance contained in FIN 46 for making such a determination resulted in many more questions than it did answers. As a result in July 2003, the FASB added a limited-scope project to its agenda to modify FIN 46. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46.

         The Company has evaluated the provisions of FIN 46 and has determined that the Medical Practices with which it has Business Service Agreements are Variable Interest Entities. However, the Company does not have controlling financial interest in, nor is is the major benificiary of the results of operations or financial position of such entities, therfore consolidation of such variable interest entities is not required.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

     IntegraMed America, Inc. offers products and services to patients and providers in the fertility industry. The IntegraMed Network is comprised of twenty-five fertility centers in major markets across the United States, pharmaceutical products and services, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Eighteen Affiliate fertility centers purchase discrete service packages provided by us and seven fertility centers have access to the entire portfolio of products and services under the comprehensive FertilityPartners(TM) program. All twenty-five fertility centers have access to our consumer services, principally pharmaceutical products and patient treatment financing products.

         Our strategy is to align information, technology and finance for the benefit of fertility patients, providers, and payers. The primary elements of our strategy include: (i) expanding the IntegraMed Provider Network into new major markets; (ii) increasing the number and value of service packages purchased by members of the IntegraMed Provider Network; (iii) entering into additional FertilityPartners contracts; (iv) increasing revenues at contracted FertilityPartners centers; (v) increasing the number of Shared Risk Refund treatment packages sold to patients of the IntegraMed Provider Network and managing the risk associated with the Shared Risk Refund program; (vi) increasing sales of pharmaceutical products and services; and (vii) developing Internet-based access to personalized health information.

 Major events impacting financial condition and results of operations

     During 2003, we re-negotiated revised fee structures on three of our existing FertilityPartner contracts. In all three of these contracts, the timetable for the phase-in of contracted fee reductions, which are based on the earnings of the underlying fertility centers, were delayed by one year. Beginning in the year 2006, two of these revised contracts, also contain a maximum annual limit on the amount of fees we can earn, which are based on the earnings of the underlying fertility centers. These maximum annual limitations are below the fees earned by us on these portions of the contracts in fiscal year 2003. The third contract contains no maximum limitation. We believe that these fee limitations will be offset by volume-based increases in fees earned in other areas of our existing contracts, the sale of new FertilityPartner contracts and growth in our FertilityDirect business unit.

     In July 2003, we amended our existing credit agreements with Fleet Bank, N.A. The amended agreement is comprised of a renewal of the our $7.0 million three-year working capital revolver and a new $5.75 million three year term loan, of which $0.75 million was used to retire the outstanding balance on our previous term loan. We believe that these credit facilities will be sufficient to fund our current operational, capital investment and acquisition plans.

     On September 1, 2003, we signed a FertilityPartners agreement with the Charlotte, North Carolina based Reproductive Endocrinology and Andrology of Charlotte ("REACh") physician practice. Under the terms of this 15-year agreement, the our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of REACh's earnings. We have also committed up to $2 million to fund the development and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for REACh and its patients.

     In January 2004, we signed a FertilityPartner agreement to supply a complete range of business, marketing and facility services to a group of fertility physicians on the U.S. West Coast. Under the terms of the 15-year agreement, we will build a new facility and help the group to establish a private, full service fertility center. We have committed up to $2 million to fund the development and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for the group and its patients. Upon its completion, the facility will accommodate the existing patient volume and future anticipated growth. Based on the terms of the transaction, we will be paid a fixed services fee commencing in January of 2004 paid monthly until the new facility is open, which is anticipated to be in Q4 of 2004. At that time, our service fees will be comprised of our standard reimbursed costs of services, a fixed percentage of revenues, plus an additional fixed percentage of the new center's earnings.

     We continue to aggressively promote our Shared Risk(TM) Refund Program. The Shared Risk Refund Program is an innovative treatment and financing program, which consists of up to three treatment cycles of in vitro fertilization for one fixed price with a significant refund if the patient does not deliver a baby. Under this innovative financial program, we receive payment directly from consumers who qualify for the program and pay contracted fertility centers a defined reimbursement for each treatment cycle performed. We manage the risks associated with the Shared Risk Refund Program through a case management program. This case management program authorizes patient care and provides information to be used in recognizing revenue and developing the related reserves for refunds.

Results of Operations

     The following table shows the percentage of net revenue represented by various expense and other income items reflected in the our Consolidated Statement of Operations for the periods presented.

                                                             For the
                                                        three-month period
                                                          ended March 31,
                                                       --------------------
                                                         2004         2003
                                                       -------      -------
                                                            (unaudited)
Revenues, net
    FertilityPartners Service Fees....................   81.1%        77.5%
    Pharmaceutical Sales..............................   14.8%        20.5%
    Other Revenues....................................    4.1%         2.0%
                                                        ------       ------
    Total Revenues....................................  100.0%       100.0%

Costs of services incurred:

     FertilityPartners costs..........................   73.1%        69.0%
     Pharmaceutical costs.............................   14.3%        20.0%
     Other costs......................................    2.9%         1.2%
                                                        ------       ------
     Total Costs of services and sales................   90.3%        90.2%

Contribution
     FertilityPartners contribution...................    8.0%         8.5%
     Pharmaceutical contribution......................    0.5%         0.5%
     Other contribution...............................    1.2%         0.8%
                                                        ------       ------
     Total contribution...............................    9.7%         9.8%

     General and administrative expenses..............    8.4%        8.8%
     Interest income..................................   (0.2%)      (0.1)%
     Interest expense.................................    0.3%        0.1%
                                                        ------       ------
          Total other expenses........................    8.5%        8.8%
                                                        ------       ------
     Income before income taxes.......................    1.2%        1.0%
     Provision for income taxes.......................    0.5%        0.4%
                                                        ------       ------
     Net income.......................................    0.7%         0.6%
                                                        ======       ======

 Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

       Revenues for the three months ended March 31, 2004 increased by a net of approximately $1.7 million, or 7.1%, from the same period in 2003. The main growth factors contributing to this increase were:

(i) Revenues at FertilityPartner centers increased by $2.2 million, or 12.1%. This increase resulted from increased patient volume and clinical billings among all of our FertilityPartner locations, and is mainly attributable to on going direct to the consumer marketing programs. The mature (FertilityPartner agreements established prior March 31, 2003) centers increased by a net of $3.4 million. The two FertilityPartners agreements signed subsequent to March 31, 2003, contributed revenues of $1.0 million in the first quarter of 2004. Revenues from these two new FertilityPartner agreements partially offset revenue lost by the termination of our FertilityPartner agreement with RSA of New York in June of 2003. The RSA of New York agreement had generated revenues of $2.2 million in the first quarter of 2003 and no revenues in 2004.

(ii) Revenue at our pharmaceutical unit decreased by $1.1 million, or 22.5%. This reduction in revenue was the result of our decision to de-emphasize the sale of certain high volume products in mid-2003, due to their lack of profitability as a result of higher manufacturing pricing pressures, within the market. Subsequently, in late 2003, these issues have largely been resolved and higher prices were accepted by third party payers, which has allowed us to continue distribution of the products affected. Pharmaceutical revenues of approximately $3.8 million in the first quarter of 2004 exceeded revenues of $3.5 million in the fourth quarter of 2003, and we believe that volume will continue to increase in future periods.

(iii) FertilityDirect revenues, which are comprised primarily of our Shared Risk Refund program and membership fees from affiliated clinics, increased by $0.6 million, or 117.3% from prior year levels. We plan to continue the aggressive promotion of our FertilityDirect programs through direct to consumer marketing and anticipate that these programs will continue to increase as a significant component of our financial results.

     Contribution of $2.5 million for the first quarter of 2004 was up $0.2 million, or 7.0% from 2003 levels. As a percentage of revenue, the contribution margin remained relatively unchanged at 9.7% for 2004 versus 9.8% in 2003. The following factors had a significant effect on first quarter 2004 contribution:

(i) Contribution generated by our FertilityPartners increased by $0.1 million in the first quarter of 2004 versus the same period in 2003. Contribution at our mature FertilityPartner centers increased by $0.1 million. The two FertilityPartners agreements signed subsequent to March 31, 2003, reported contribution of $0.2 million for the first quarter of 2004. Contribution from the existing FertilityPartners was offset by the lost contribution totaling $0.2 million from the termination of our FertilityPartner agreement with RSA of New York in June 2003.

(ii) Pharmaceutical contribution increased by $22,000, or 18.3%, and margin rates increased to 3.8% from 2.5% from the first quarter of 2003. These increases were a result of our decision to restructure our mix of products in response to previously disclosed pricing issues in the marketplace. We anticipate our pharmaceutical margins to stabilize in the range of 3.5% during the balance of 2004.

(iii) Contribution in our FertilityDirect program increased by $0.1 million, or 54.3% from the same period in the prior year. This increase was driven by increased Shared Risk Refund patient volume, as well as a higher monthly membership fee structure introduced in January 2004 for affiliated clinics.

     General and Administrative expenses increased slightly by $57,000 in the first quarter of 2004 versus the same period in 2003. This increase is mainly the result of higher insurance premiums and professional fee accruals.

     Interest income rose to $58,000 for the quarter ended March 31, 2004, from $22,000 in 2003. This increase was attributable to finance charges assessed to various FertilityPartner locations on invested capital in excess of predefined limits. Interest expense also increased by $61,000 from the same quarter in the prior year as a result of higher debt levels in conjunction with our renegotiated credit facilities.

     The provisions for income tax were approximately $124,000, or 39.9% of pre-tax income versus $91,000, or 39.4% for the quarters ended March 31, 2004 and 2003 respectively. There were no Federal income tax payments during either 2003, or 2004 to date due to the utilization of the Company's net operating loss carry forwards. The Company's effective tax rates for both 2004 and 2003 reflect a provision for current state taxes as well as amortization of the Company's deferred Federal tax asset.

Off-balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2004, the Company was not involved in any material unconsolidated SPE transactions.

 Liquidity and Capital Resources

     Historically, we have financed our operations by the sale of equity securities, issuance of notes and internally generated resources. In addition, we also use bank financing for working capital and business development. Due to our continued capital investment in the expansion of several of our FertilityPartner locations, working capital decreased during the first quarter of 2004 to $1.7, million as of March 31, 2004, from $3.6 million as of December 31, 2003. We believe that working capital and, specifically, cash and cash equivalents remain at adequate levels to fund our operations. As of March 31, 2004, we were committed to significant expansion programs at three of our FertilityPartner locations and have budgeted upcoming capital expenditures of approximately $7.0 million for the balance of 2004. These expansion programs primarily relate to the construction of new clinics at our Florida, North Carolina and new West Coast locations. We believe that the cash flows from our operations plus our existing credit facility and term loan will be sufficient to provide for our future liquidity needs for the next twelve months.

     On July 31, 2003, we amended our existing credit facility with Fleet Bank, N.A. The amended facility is comprised of a $7.0 million three-year working capital revolver and a $5.75 million three-year term loan, of which approximately $5.0 million was used during 2003 for the acquisition of fixed assets and to fund the payment for Exclusive Business Rights in connection with the North Carolina transaction and $0.75 million was used to repay the remaining outstanding balance of the previous credit facility. Each component bears interest by reference to Fleet's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.25% to 2.75% in the case of LIBOR-based loans. Prime based loans are made at Fleet Bank's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable as defined. As of March 31, 2004, we had borrowed $2.0 million under our working capital revolver agreement for general corporate purposes. The remaining working capital revolver balance of $5.0 million is available to us. The Fleet credit facility is collateralized by all of our assets.

     We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments:

     The following summarizes our contractual obligations and other commercial commitments at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                        Total     Less than 1 year     1 - 3 years     4 - 5 years     After 5 years
                                     ----------   ----------------     -----------    ------------     -------------

Notes Payable.................      $ 6,950,000      $3,213,000        $ 3,737,000     $       --       $       --
Capital lease obligations.....          263,000          65,000            198,000             --               --
Operating leases..............       25,967,000       4,478,000         11,855,000      6,721,000        2,913,000
                                      ---------       ---------         ----------      ---------        ---------
Total contractual cash
    Obligations...............      $33,180,000      $7,756,000        $15,790,000     $6,721,000       $2,913,000

                                                      Amount of Commitment Expiration Per Period

                                       Total      Less than 1 year     1 - 3 years     4 - 5 years     After 5 years
                                    ----------   ----------------     -----------    ------------     -------------

Lines of credit...............      $ 7,000,000      $       --        $ 7,000,000     $       --       $       --
Total commercial
    commitments...............      $ 7,000,000      $       --        $ 7,000,000     $       --       $       --

     We also have commitments to provide accounts receivable financing under our FertilityPartners agreements. Our financing of this receivable occurs on the 15th of each month. The medical practice's repayment priority consists of the following:

           (i) Reimbursement of expenses that we have incurred on their behalf;

(ii) Payment of the fixed or, if applicable, the variable portion of the service fee which relates to the FertilityPartners revenues; and

           (iii) Payment of the variable portion of the service fee.

     We are responsible for the collection of receivables, which are financed with full recourse. We have continuously funded these needs from cash flow from operations and the collection of the prior month's receivables. If delays in repayment are incurred, which have not as yet been encountered, we could draw on our existing working capital line of credit. We make payments on behalf of the FertilityPartners for which we are reimbursed in the short-term. Other than these payments, as a general course, we do not make other advances to the medical practice. We have no other funding commitments to the FertilityPartners.

Recent Accounting Standards

FASB Interpretation No. 46, Consolidation of Variable Interest Entities
  (Revised 2003)

         On January 17, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Interpretation No. 46, (FIN 46 or the "Interpretation"), Consolidation of Variable Interest Entities. FIN 46 was intended to provide guidance in determining (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements (or other existing authoritative guidance) or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. However, the guidance contained in FIN 46 for making such a determination resulted in many more questions than it did answers. As a result in July 2003, the FASB added a limited-scope project to its agenda to modify FIN 46. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46.

         We have evaluated the provisions of FIN 46 and have determined that the Medical Practices with which we have Business Service Agreements are Variable Interest Entities. However, we do not have controlling financial interest in, nor are we the major benificiary of the results of operations or financial position of such entities, therfore consolidation of such variable interest entities is not required.

Forward Looking Statements

     This Form 10-Q and discussions and/or announcements made by or on our behalf, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to the following factors: our ability to acquire additional FertilityPartners agreements, our ability to raise additional debt and/or equity capital to finance future growth, the loss of significant FertilityPartners agreement(s), the profitability or lack thereof at fertility centers serviced by us, increases in overhead due to expansion, the exclusion of fertility and ART services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new fertility, and ART and/or genetic technologies and techniques. We are under no obligation to (and expressly disclaims any such obligation) update or alter their forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in our market risk exposures from the fiscal 2003 year-end.
..

Item 4. Controls and Procedures


      (a) Evaluation of disclosure controls and procedures.


      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of March 31, 2004 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.


      (b) Changes in internal controls.


      There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Part II -    OTHER INFORMATION

     Item 1.      Legal Proceedings.

                      In June 2003 the Company filed a lawsuit against Pediatric
                     Physician Alliance, and its parent company, Integrated Physician Solutions, in the United States District Court of New Jersey asserting among other things, that the defendants, long after the Company's adoption and use of the INTEGRAMED and INTEGRAMED AMERICA(R) trademarks, began using the mark INTEGRIMED in connection with the sale, distribution and advertising of business management and consultation services for office-based medical practices and organizations in the field of health care. In March, 2004 the Company and the defendants mediated the Company's claims and as a result of the mediation a settlement was reached pursuant to which defendants have agreed to cease and desist from the use of the mark INTEGRIMED and withdraw their application for such mark pending before the United States Patent and Trademark office.

                     In June 2002, the Company was served with a complaint, captioned WINFertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company had retained WINFertility in April 2001 to provide claims management services in connection with the Company's Shared Risk Refund Program. WINFertility failed to provide the services for which the Company contracted and the Company terminated the contract in May 2002. The Company has served and filed an answer denying all material allegations of the complaint and asserting affirmative defenses. The Company has also filed a counterclaim against the plaintiff demanding an accounting and return of certain fees paid to plaintiff by the Company. The parties have engaged in on-going discovery, including depositions, since the Company filed its Answer and Counterclaim. The Company believes it has meritorious defenses to the claims, and based on opinion of counsel, believes that the likelihood of the suit having a material adverse effect on the financial position, results of operations or the cash flow of the Company is remote

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases
                   of Equity Securities.

                     During the first quarter of 2004 we acquired approximately 46,000 shares of our Common Stock, with a market value of approximately $361,000, in connection with option exercises by our employees. The shares will be held as Treasury Shares and we have no current plans to reissue or retire these shares.

                     We did not repurchase any equity securities during the first quarter of 2004.

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.
                     None.

     Item 5.      Other Information.
                     None.

     Item 6.      Exhibits and Reports on Form 8-K.

                  (a) See Index to Exhibits on Page 19.

                  (b) For the quarter ended March 31, 2004, Registrant filed a Form 8-K dated January 14, 2004, February 12, 20043; February 19, 2004, March 12, 2004; and March 16, 2004. Subsequent to March 31, 2004, Registrant filed Form 8-K's dated April 6, 2004, April 26, 2004, and April 28, 2004.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  INTEGRAMED AMERICA, INC.
                                                  (Registrant)




Date:    May 14, 2004                    by:  /s/ John W. Hlywak, Jr
                                                  ------------------
                                                  John W. Hlywak, Jr.
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                                               Exhibit
------                                               -------

3.2 (c)    --     Copy of By-laws of Registrant (As Amended on February 17,
                  2004).

10.121     --     Service Agreement between IntegraMed America, Inc. and Seattle
                  Reproductive Medicine, Inc., P.S.

31.1       --     CEO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted
                  Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
                  dated May 14, 2004

31.2       --     CFO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted
                  Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 dated May 14, 2004.

32.1       --     CEO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 dated May 14, 2004.

32.2       --     CFO Certification Pursuant to 18 U.S.C.ss.1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 dated May 14, 2004.

99.57      --     Registrant's Press Release dated April 6, 2004 (1)

99.58      --     Registrant's Press Release dated April 26, 2004 (2)

99.59      --     Registrant's Press Release dated April 28, 2004 (3)


--------------------------------
(1) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated April 6, 2004

(2) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated dated April 26, 2004


(3) Filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated April 28, 2004.