Form 10-Q
period 2004-06-30
INTEGRAMED AMERICA INC
filed 2004-08-13
CIK 885988

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

                  For the quarterly period ended June 30, 2004

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

                            Yes [  ]       No [X]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 29, 2004 was 3,556,990.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                          PAGE

PART I  -    FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

                Consolidated Balance Sheets at June 30, 2004 and
                   December 31, 2003..........................................3

                Consolidated Statements of Income for the three
                   and six-month periods ended June 30, 2004 and 2003........ 4

                Consolidated Statements of Cash Flows for the six-month
                   periods ended June 30, 2004 and 2003 ..................... 5

                Notes to Consolidated Financial Statements ................6-10

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................11-17

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk......18

    Item 4.  Controls and Procedures.........................................18


PART II -    OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................19

    Item 2.  Changes in Securities, Use of Proceeds and Isser Purchases
                of Equity Securities.........................................19

    Item 3.  Defaults upon Senior Securities.................................19

    Item 4.  Submission of Matters to a Vote of Security Holders.............19

    Item 5.  Other Information...............................................20

    Item 6.  Exhibits and Reports on Form 8-K................................20


SIGNATURES ..................................................................21

CERTIFICATIONs PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
   SECTION 302 OF THE SARBANES-OXLEY ACT of 2002........................EXHIBITS


CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002........................EXHIBITS

PART I -- FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)

                                     ASSETS
                                                                                    June 30,   December 31,
                                                                                    --------   -----------
                                                                                      2004         2003
                                                                                    --------   -----------
                                                                                   (unaudited)
Current assets:
  Cash and cash equivalents ......................................................   $  8,783    $  6,885
  Due from Medical Practices, net ................................................     10,019       8,918
  Pharmaceutical sales accounts receivable .......................................      1,532       1,484
  Deferred taxes .................................................................        948         948
 Prepaids and other current assets ...............................................      2,649       3,264
                                                                                     --------    --------
      Total current assets .......................................................     23,931      21,499

  Fixed assets, net ..............................................................     11,708      10,218
  Exclusive Service Rights, Net ..................................................     21,066      20,504
  Deferred taxes .................................................................      2,483       2,795
  Other assets ...................................................................        316         278
                                                                                     --------    --------
      Total assets ...............................................................   $ 59,504    $ 55,294
                                                                                     ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................................   $    318    $    167
  Accrued liabilities ............................................................      6,184       5,274
  Current portion of long-term notes payable and other obligations ...............      3,216       3,272
  Patient deposits ...............................................................     12,644       9,492
                                                                                     --------    --------
      Total current liabilities ..................................................     22,362      18,205
                                                                                     --------    --------
Long-term notes payable and other obligations ....................................      3,630       4,239
                                                                                     --------    --------
Commitments and contingencies
Stockholders' Equity:
  Common Stock, $.01 par value - 15,000,000 and 50,000,000 shares authorized in
      2004 and 2003 respectively; and 3,553,733 and 3,544,292 shares issued in
      2004 and 2003, respectively ................................................         37          35
  Capital in excess of par .......................................................     48,042      48,172
  Deferred compensation ..........................................................       (411)       (315)
  Treasury stock, at cost - 7,360 and 89,595 shares in 2004 and 2003, respectively        (47)       (426)
  Accumulated deficit ............................................................    (14,109)    (14,616)
                                                                                     --------    --------
      Total stockholders' equity .................................................     33,512      32,850
                                                                                     --------    --------
      Total liabilities and stockholders' equity .................................   $ 59,504    $ 55,294
                                                                                     ========    ========




        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                   For the                For the
                                              three-month period      six-month period
                                                ended June 30,           ended June 30,
                                              ------------------      ------------------
                                                2004       2003         2004       2003
                                              -------    -------      -------     ------
                                                 (unaudited)              (unaudited)
Revenues, net:
   FertilityPartners Service Fees ........   $ 21,475    $ 19,397    $ 42,073    $ 37,771
   Pharmaceutical sales ..................      3,903       4,431       7,669       9,293
   FertilityDirect revenues ..............      1,515         673       2,545       1,147
                                             --------    --------    --------    --------
      Total revenues .....................     26,893      24,501      52,287      48,211

Cost of services and sales:
   FertilityPartners Service Fees ........     19,298      16,759      37,847      33,124
   Pharmaceutical costs ..................      3,749       4,318       7,373       9,060
   FertilityDirect costs .................      1,075         466       1,821         756
                                             --------    --------    --------    --------
      Total costs of services and sales ..     24,122      21,543      47,041      42,940
                                             --------    --------    --------    --------

Contribution:
   FertilityPartners Service Fees ........      2,177       2,638       4,226       4,647
   Pharmaceutical contribution ...........        154         113         296         233
   FertilityDirect contribution ..........        440         207         724         391
                                             --------    --------    --------    --------
     Total contribution ..................      2,771       2,958       5,246       5,271
                                             --------    --------    --------    --------

General and administrative expenses ......      2,230       2,350       4,372       4,435
Interest income ..........................        (62)        (22)       (120)        (44)
Interest expense .........................         72          13         152          32
                                             --------    --------    --------    --------
   Total other expenses ..................      2,240       2,341       4,404       4,423
                                             --------    --------    --------    --------

Income before income taxes ...............        531         617         842         848
Income tax provision .....................        211         240         335         331
                                             --------    --------    --------    --------

Net income applicable to Common Stock ....   $    320    $    377    $    507    $    517
                                             ========    ========    ========    ========

Basic earnings per share of Common Stock .   $   0.09    $   0.11    $   0.14    $   0.15
                                             ========    ========    ========    ========
Diluted earnings per share of Common Stock   $   0.08    $   0.11    $   0.13    $   0.15
                                             ========    ========    ========    ========
Weighted average shares - basic ..........      3,653       3,392       3,610       3,374
                                             ========    ========    ========    ========
Weighted average shares - diluted ........      3,861       3,535       3,821       3,530
                                             ========    ========    ========    ========



        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                            For the
                                                                                        six-month period
                                                                                          ended June 30,
                                                                                        ----------------
                                                                                         2004      2003
                                                                                        ------     -----
                                                                                           (unaudited)
Cash flows from operating activities:
   Net income ......................................................................   $   507    $   517
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .................................................     2,397      1,679
   Change in assets and liabilities--
     Decrease (increase) in assets:
        Due from Medical Practices .................................................    (1,101)    (3,528)
        Pharmaceutical sales accounts receivable ...................................       (48)        88
        Prepaids and other current assets ..........................................       745      1,047
        Other assets ...............................................................       (38)       (50)
     Increase (decrease) in liabilities:
         Accounts payable ..........................................................      (942)      (248)
         Accrued liabilities .......................................................     2,003       (425)
         Patient deposits ..........................................................     3,152      1,551
                                                                                       -------    -------
Net cash provided by operating activities ..........................................     6,675        631
                                                                                       -------    -------

Cash flows used in investing activities:
     Payment for Exclusive Service Rights ..........................................    (1,204)       (27)
     Proceeds from sale of fixed assets ............................................        --        380
     Proceeds from sale of intangible assets .......................................        --        136
     Purchase of fixed assets and leasehold improvements ...........................    (2,950)    (1,192)
                                                                                       -------    -------
Net cash used in investing activities ..............................................    (4,154)      (703)
                                                                                       -------    -------

Cash flows used in financing activities:
     Principal repayments on debt ..................................................      (639)      (561)
     Principal repayments under capital lease obligations ..........................       (26)       (38)
     Proceeds from exercise of common stock warrants and options ...................       487        108
     Repurchase of common stock ....................................................      (445)        --
                                                                                       -------    -------
Net cash used in financing activities ..............................................      (623)      (491)
                                                                                       -------    -------

Net change in cash .................................................................     1,898       (563)
Cash at beginning of period ........................................................     6,885      8,693
                                                                                       -------    -------
Cash at end of period ..............................................................   $ 8,783    $ 8,130
                                                                                       =======    =======








        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in IntegraMed America's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six-month periods ended June 30, 2004 and 2003 is as follows (000's omitted, except for per share amounts):

                                                      For the              For the
                                                 three-month period    six-month period
                                                   ended June 30,       ended June 30,
                                                 ------------------    ----------------
                                                  2004       2003        2004      2003
                                                 ------     -------     ------   ------
Numerator
Income applicable to Common Stock ............   $  320     $  377      $  507   $  517
                                                 ======     ======      ======   ======

Denominator
Weighted average shares outstanding ..........    3,653      3,392       3,610    3,374
Effect of dilutive options and warrants ......      208        143         211      156
                                                 ------     ------      ------   ------
Weighted average shares and dilutive potential
Common shares ................................    3,861      3,535       3,821    3,530
Basic EPS ....................................   $ 0.09     $ 0.11       $0.14   $ 0.15
                                                 ======     ======      ======   ======
Diluted EPS ................................     $ 0.08     $ 0.11       $0.13   $ 0.15
                                                 ======     ======      ======   ======


     For the three- and six-month periods ended June 30, 2004, there were no outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise price of all outstanding options was less than the average market price of the shares of Common Stock For the three- and six-month periods ended June 30, 2003, the effect of the assumed exercise of options to purchase approximately 129,000 shares of Common Stock at exercise prices ranging from $5.98 to $6.15 per share was excluded in computing the diluted per share amount because the exercise prices of the options was greater than the average market price of the shares of Common Stock, therefore causing these options to be anti-dilutive.

     For the three-and six-month periods ended June 30, 2004, the effect of the assumed exercise of warrants to purchase approximately 88,000 shares of Common Stock at an exercise price of $9.00 per share was excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, thereby causing these warrants to be anti-dilutive. For the three-and six-month periods ended June 30, 2003, the effect of the assumed exercise of warrants to purchase approximately 106,000 shares of Common Stock at exercise prices ranging from $6.25 to $9.00 per share was

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    (audited)

excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, thereby causing these warrants to be anti-dilutive.

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


                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution     Consolidated
                                                         ---------    --------        ------------     ------------

For the three months ended June 30, 2004
     Revenues......................................      $    --       $22,990           $3,903            $26,893
     Cost of services..............................           --        20,373            3,749             24,122
                                                         -------        ------            -----             ------
     Contribution..................................           --         2,617              154              2,771

     General and administrative costs..............                                                          2,230
     Interest, net.................................                                                             10
                                                                                                           -------
     Income before income taxes....................                                                        $   531
                                                                                                           =======
     Depreciation expense included above...........                                                            763
     Capital expenditures..........................          108         1,028               --              1,136
     Total assets..................................       10,225        45,142            4,137             59,504

For the six months ended June 30, 2004
     Revenues......................................      $    --       $44,618           $7,669            $52,287
     Cost of services..............................           --        39,668            7,373             47,041
                                                         -------        ------           ------            -------
     Contribution..................................           --         4,950              296              5,246

     General and administrative costs..............                                                          4,372
     Interest, net.................................                                                             32
                                                                                                           -------
     Income before income taxes....................                                                        $   842
                                                                                                           =======
     Depreciation expense included above...........                                                          1,460
     Capital expenditures..........................          142         2,808               --              2,950
     Total assets..................................       10,225        45,142            4,137             59,504



                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    (audited)



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



NOTE 4 -- STOCK-BASED EMPLOYEE COMPENSATION:

     At June 30, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 12 of the Company's financial statements in its most recent Annual Report on Form 10-K. Prior to fiscal 2003, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this standard, no stock option-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the company's plans vest over a period of ten years from the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the effective date of Statement 123. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. (000's omitted, except per share amounts).

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    (audited)


                                                                                 For the                  For the
                                                                           three-month period        six-month period
                                                                             ended June 30,           ended June 30,
                                                                           -------------------       ------------------
                                                                            2004         2003          2004       2003
                                                                           ------       ------       -------     ------

         Net Income, as reported.......................................    $ 320        $ 377        $ 507      $ 517

         Add: Stock-based employee compensation expense
         included in reported net income, net of related tax
         effects.                                                             --           --           --         --

         Deduct:  Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects....................      (61)         (83)        (122)      (167)

         Pro forma net income..........................................      259          294          385        350

         Earnings per share:
              Basic-as reported........................................    $0.09        $0.11        $0.14      $0.15
              Basic-pro forma..........................................    $0.08        $0.09        $0.11      $0.10

              Diluted-as reported......................................    $0.08        $0.11        $0.13      $0.15
              Diluted-pro forma........................................    $0.07        $0.08        $0.10      $0.10

NOTE  5- LITIGATION -

     In June 2002, the Company was served with a complaint, captioned WINFertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company had retained WINFertility in April 2001 to provide claims management services in connection with the Company's Shared Risk Refund Program. WINFertility failed to provide the services for which the Company contracted and the Company terminated the contract in May 2002. The Company has served and filed an answer denying all material allegations of the complaint and asserting affirmative defenses. The Company has also filed a counterclaim against the plaintiff demanding an accounting and return of certain fees paid to plaintiff by the Company. The matter is scheduled for trial in September 2004.

     There are other minor legal proceedings to which the Company is a party.

     Litigation is subject to many uncertainties and management is unable to predict the outcome of pending suits and claims. It is possible that the result of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of pending litigation or as a result of the costs of contesting such lawsuits. The Company is currently unable to estimate the ultimate liability, if any, that may result from pending litigation and accordingly, no material provision for any liability has been made for such pending litigation in the consolidated financial statements. When the Company is reasonably able to determine the probable minimum or ultimate liability, if any, that may result from any of pending litigation, the Company will record a provision for such liability to the extent not covered by insurance.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    (audited)


NOTE 6 -- RECENT ACCOUNTING STANDARDS

     The Company discloses its critical accounting policies in its Form 10-K filed with the Securities and Exchange Commission. Since December 31, 2003, none of those policies have changed, nor have any been added.


     At this time, there are no recently issued accounting standards, which impact the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with IntegraMed America Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

     IntegraMed America, Inc. offers products and services to patients and providers in the fertility industry. The IntegraMed Provider Network is comprised of twenty-five fertility centers in major markets across the United States and the Council of Physicians and Scientists. Eighteen Affiliate fertility centers purchase discrete service packages provided by us and seven fertility centers have access to the entire portfolio of products and services under the comprehensive FertilityPartners(TM) program. All twenty-five fertility centers have access to our consumer services, principally pharmaceutical products and patient treatment financing products.

     Our strategy is to align information, technology and finance for the benefit of fertility patients, providers, and payers. The primary elements of our strategy includes: (i) expanding our Provider Network into new major markets; (ii) increasing the number and value of service packages purchased by members of our Provider Network; (iii) entering into additional FertilityPartners(TM) contracts; (iv) increasing revenues at contracted FertilityPartners(TM) centers; (v) increasing the number of Shared Risk Refund treatment packages sold to patients of our Provider Network and managing the risk associated with the Shared Risk Refund program; (vi) increasing sales of pharmaceutical products and services; and (vii) developing Internet-based access to personalized health information.

 Major events impacting financial condition and results of operations

     During 2003, we re-negotiated revised fee structures on three of our existing FertilityPartner contracts. In all three of these contracts, the timetable for the phase-in of contracted fee reductions, which are based on the earnings of the underlying fertility centers, were delayed by one year from fiscal 2004 to fiscal 2005. Beginning in the year 2006, these revised contracts, also contain clauses placing a maximum annual limit on the amount of fees we can earn, which are based on the earnings of the underlying fertility centers. These maximum annual limitations are below the fees earned by us on these portions of the contracts in fiscal year 2003 and below the expected earnings from these portions of the contracts in fiscal 2004. We believe that these fee limitations will be offset by volume-based increases in fees earned in other areas of our existing contracts, the sale of new FertilityPartner contracts and growth in our FertilityDirect business unit.

     In July 2003, we amended our existing credit agreements with Bank of America, then Fleet Bank, N.A. The amended agreement is comprised of a renewal of our $7.0 million three-year working capital revolver and a new $5.75 million three year term loan, of which $0.75 million was used to retire the outstanding balance on our previous term loan. We believe that these credit facilities will be sufficient to fund our current operational, capital investment and acquisition plans.

     On September 1, 2003, we signed a FertilityPartners agreement with the Charlotte, North Carolina based Reproductive Endocrinology and Andrology of Charlotte ("REACh") physician practice. Under the terms of this 15-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of REACh's earnings. We have also committed up to $2 million to fund the development and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for REACh and its patients.

     In January 2004, we signed a FertilityPartner agreement to supply a complete range of business, marketing and facility services to a group of fertility physicians in the Seattle, Washington metropolitan area. Under the terms of the 15-year agreement, IntegraMed will build a new facility and help the group to establish a private, full service fertility center. We have committed up to $2 million to fund the development and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for the group and its patients. Upon its completion, the facility will accommodate the existing patient volume and future anticipated growth. Based on the terms of this transaction, we have been paid a fixed services fee commencing in January of 2004, and continuing until the new facility is open, which is anticipated to be in the fourth quarter of 2004. At that time, our service fees will be comprised of our standard reimbursed costs of services, a fixed percentage of revenues, plus an additional fixed percentage of the new center's earnings.

     We continue to aggressively promote our Shared Risk Refund Program. The Shared Risk Refund Program is an innovative treatment and financing program, which consists of up to three treatment cycles of in vitro fertilization for one fixed price with a significant refund if the patient does not deliver a baby. Under this innovative financial program, we receive payment directly from consumers who qualify for the program and pay contracted fertility centers a defined reimbursement for each treatment cycle performed. We manage the risks associated with the Shared Risk Refund Program through a case management program. This case management program authorizes patient care and provides information to be used in recognizing revenue and developing the related reserves for refunds.

Results of Operations

     The following table shows the percentage of net revenues represented by various expense and other income items reflected in our Consolidated Statement of Operations.

                                                                         For the                     For the
                                                                   three-month period            six-month period
                                                                     ended June 30,                ended June 30,
                                                                  --------------------          ------------------
                                                                    2004         2003            2004       2003
                                                                  -------     --------          -------   --------
                                                                      (unaudited)                   (unaudited)

         Revenues, net
              FertilityPartners Service Fees..................      79.9%       79.2%            80.5%     78.3%
              Pharmaceutical Sales............................      14.5%       18.1%            14.7%     19.3%
              FertilityDirect Revenues........................       5.6%        2.7%             4.8%      2.4%
              Total Revenues..................................     100.0%      100.0%           100.0%    100.0%

         Costs of services incurred:

              FertilityPartners costs.........................      71.8%       68.4%            72.4%     68.7%
              Pharmaceutical costs............................      13.9%       17.6%            14.1%     18.8%
              FertilityDirect costs...........................       4.0%        1.9%             3.5%      1.6%
              Total Costs of services and sales...............      89.7%       87.9%            90.0%     89.1%

         Contribution
              FertilityPartners contribution..................       8.1%       10.8%             8.1%      9.6%
              Pharmaceutical contribution.....................       0.6%        0.5%             0.6%      0.5%
              FertilityDirect contribution....................       1.6%        0.8%             1.3%      0.8%
              Total contribution..............................      10.3%       12.1%            10.0%     10.9%

         General and administrative expenses..................       8.3%        9.6%             8.4%      9.2%
         Interest income......................................      (0.2)%      (0.1)%           (0.2)%    (0.1)%
         Interest expense.....................................       0.2%        0.1%             0.2%      0.1%
              Total other expenses............................       8.3%        9.6%             8.4%      9.2%

         Income before income taxes...........................       2.0%        2.5%             1.6%      1.7%
         Provision for income taxes...........................       0.8%        1.0%             0.6%      0.6%
         Net income...........................................       1.2%        1.5%             1.0%      1.1%


   Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

       Revenues for the three months ended June 30, 2004 increased by a net of approximately $2.4 million, or 9.8%, from the same period in 2003. The main growth factors contributing to this increase were:

(i) Revenues at FertilityPartner centers increased by $2.1 million, or 10.7%. This increase resulted from strong patient volume and clinical billings among our six FertilityPartner centers currently servicing patients and is mainly attributable to our on going consumer marketing programs. Revenue from the seventh FertilityPartner center, located in the metropolitan Seattle, Washington area, consisted of development fees, as this clinic is currently not scheduled to begin servicing patients until the fourth quarter of 2004. The two new FertilityPartners agreements signed in September 2003 and January 2004, representing the clinics located in North Carolina and Seattle respectively, contributed revenues totaling $1.1 million in the second quarter of 2004. Revenues from these two FertilityPartner agreements helped to partially offset revenue lost by the termination of our FertilityPartner agreement with RSA of New York in June of 2003. The RSA of New York agreement had generated revenues of $2.6 million in the second quarter of 2003 and no revenues in 2004.

(ii) Revenue at our pharmaceutical unit decreased by $0.5 million, or 11.9% from the same period in 2003. This reduction in revenue was the result of our decision in 2003 to de-emphasize the sale of certain high volume products due to their lack of profitability. Because of this decision in our third quarter of 2003, we had a drop in revenue from our pharmaceutical unit. Since the first quarter of 2004, revenues have increased on a quarterly basis. We expect this trend to continue and have recently reorganized our pharmaceutical marketing support resources in an attempt to continue to build volume and revenues in future periods.

(iii) FertilityDirect revenues, which are comprised primarily of our Shared Risk Refund program and membership fees from affiliated clinics, increased by $0.8 million, or 125.1% from prior year levels. We plan to continue the aggressive promotion of our FertilityDirect programs through direct to consumer marketing and anticipate that these programs will continue to play an increasing role in our financial results.

     Contribution of $2.8 million for the second quarter of 2004 was down $0.2 million, or 6.3% from 2003 levels. As a percentage of revenue, the contribution margin was 10.3% for 2004 versus 12.1% in 2003. The following factors had a significant effect on second quarter 2004 contribution:

(i) Contribution generated by the FertilityPartners agreements decreased by $0.5 million in the second quarter of 2004 versus the same period in 2003. This decrease was principally the result of the contribution lost due to the termination of our FertilityPartner agreement with RSA of New York in 2003. The RSA of New York generated $0.5 million in contribution during the second quarter of 2003, including a one-time termination payment of $238,000.

(ii) Pharmaceutical contribution increased by $41,000, or 36.3%, and margin rates increased to 3.9% from 2.6% from the second quarter of 2003. These increases were a result of the decision to restructure our mix of products in response to previously disclosed pricing issues in the marketplace. We anticipate that our pharmaceutical margins will stabilize in the range of 3.5 - 4.0% for the balance of 2004.

(iii) Contribution from the FertilityDirect program increased by $233,000, or 112.6% from the same period in the prior year. This increase was driven by increased Shared Risk Refund patient volume, as well as a higher monthly membership fee structure introduced in January 2004 for affiliated clinics.

     General and Administrative expenses decreased by $120,000 in the second quarter of 2004 versus the same period in 2003. This decrease is mainly the result of lower consulting, legal and employee meeting costs in the second quarter of 2004 as compared to the same period in 2003.

     Interest income rose to $62,000 for the quarter ended June 30, 2004, from $22,000 in 2003. This increase was mainly attributable to finance charges assessed to various FertilityPartner locations on invested capital in excess of predefined limits. Interest expense also increased by $59,000 from the same quarter in the prior year as a result of higher debt levels in conjunction with our renegotiated credit facilities and a draw-down on our revolving line of credit.

     The provisions for income tax were approximately $211,000, or 39.8% of pre-tax income versus $240,000, or 39.0% for the quarters ended June 30, 2004 and 2003, respectively. There were no Federal income tax payments during either 2003, or 2004 to date due to the utilization of our net operating loss carry forwards. The effective tax rates for both 2004 and 2003 reflect a provision for current state taxes as well as amortization of our deferred Federal tax asset.


   Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

       Revenues for the six months ended June 30, 2004 increased by a net of approximately $4.1 million, or 8.5%, from the same period in 2003. The main factors contributing to this increase were:

(i) Revenues at FertilityPartner centers increased by $4.3 million, or 11.4%. This increase resulted from continued practice growth among the six FertilityPartner centers currently servicing patients. Growth from the same period in the prior year is mainly attributable to on going consumer marketing programs, infrastructure investments and network expansion. The seventh FertilityPartner center, located in the metropolitan Seattle, Washington area, is currently not scheduled to begin servicing patients until the fourth quarter of 2004. The two FertilityPartners agreements signed subsequent to September 1, 2003, and located in North Carolina and Seattle, contributed revenues of $2.1 million in the first six months of 2004. Revenues from these two new FertilityPartner agreements helped to partially offset revenue lost by the termination of our FertilityPartner agreement with RSA of New York in June of 2003. The RSA of New York agreement had generated revenues of $4.8 million in the first half of 2003 and no revenues in 2004.

(ii) Revenue at our pharmaceutical unit decreased by $1.6 million, or 17.5% from the same period in 2003. As previously stated, this reduction was the result of the decision in mid-2003 to shift its product mix emphasis away from the sale of certain high volume/low profit products to a product mix offering more stable, higher margins.


(iii) FertilityDirect revenues, comprised primarily of the Shared Risk Refund program and fees from affiliated clinics, increased by $1.4 million, or 121.9% from the same period in 2003. We plan to continue the aggressive development and promotion of our FertilityDirect product lines. During the first half of 2004, we introduced a series of co-marketing programs with our network clinics designed to provide a more efficient, focused and consistent national marketing presence. Results of this initiative are anticipated to benefit both our FertilityPartner and FertilityDirect product lines.

     Contribution of $5.2 million for the first half of 2004 was consistent with contribution levels during the same period of 2003. As a percentage of revenue, the contribution margin was 10.0% for 2004 versus 10.9% in 2003. The following factors had a significant effect on first quarter 2004 contribution:

(i) Contribution generated by the FertilityPartner agreements decreased by $0.4 million in the first six months of 2004 relative to the same period in 2003. As previously stated, this decrease was principally the result of the contribution lost due to the termination of our FertilityPartner agreement with RSA of New York in 2003. The RSA of New York generated $0.7 million in contribution during the first half of 2003, versus no contribution in 2004. Contribution generated from the new North Carolina and Seattle based FertilityPartner locations was $0.2 million during the first two quarters of 2004.

(ii) Pharmaceutical contribution increased by $63,000, or 27.0%, from the first six months of 2003, despite the reduction in revenue as described above. As a result of implementing a strategy designed to focus on lower volume/higher margin products, pharmaceutical margins have risen from 2.5% in the first six months of 2003, to 3.9% for the same period in 2004. We expect to maintain pharmaceutical margins in the 3.5% - 4.0% range during the second half of 2004 while we continue to provide additional marketing support designed to help build sales volume.

(iii) Contribution from the FertilityDirect program increased by $333,000, or 85.2% from the same period in the prior year. This increase reflects increased Shared Risk Refund patient volume, as well as higher monthly membership fees for affiliated clinics. The higher affiliate fee structure, introduced in January 2004, reflects the growing value of network membership.

     General and Administrative expenses decreased slightly by $63,000 in the first six months of 2004 versus the same period in 2003. This decrease is mainly the result of lower professional service fees and internet marketing costs in the first six months of 2004 as compared to the same period in 2003.

     Interest income increased by $76,000 to $120,000 for the six months ended June 30, 2004, from $44,000 in the same period in 2003. This increase was mainly attributable to finance charges assessed to various FertilityPartner locations on invested capital in excess of predefined limits. Interest expense also increased to $152,000 from $32,000 from the same period in the prior year as a result of higher debt levels incurred in conjunction with our new credit facilities and a draw-down on our revolving line of credit.

     Our provisions for income taxes were approximately $335,000, or 39.8% of pre-tax income versus $331,000, or 39.0% for the six months ended June 30, 2004 and 2003, respectively. There were no Federal income tax payments during either 2003, or 2004 to date due to the utilization of net operating loss carry forwards. Our effective tax rates for both 2004 and 2003 reflect a provision for current state taxes as well as amortization of our deferred Federal tax asset.

Off-balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2004, we were not involved in any material unconsolidated SPE transactions.

 Liquidity and Capital Resources

     Historically, we have financed our operations by the sale of equity securities, issuance of notes and internally generated resources. In addition, we also use bank financing for working capital and business development purposes. Due to our continued capital investment in the expansion of several of our FertilityPartner locations, as well as incurring an obligation for the payment of additional Service Rights related to the Seattle FertilityPartner contract, working capital decreased during the first six months of 2004 to $1.6 million as of June 30, 2004, from $3.3 million as of December 31, 2003. We believe that working capital and, specifically, cash and cash equivalents remain at adequate levels to fund our operations. As of June 30, 2004, we have substantially completed our expansion commitment at three of our FertilityPartner locations, and had yet to incur any substantial capital expenditures related to the $2.0 million commitment under the Seattle FertilityPartner contract. We believe that the cash flows from our operations plus the existing credit facility and term loan will be sufficient to provide for our future liquidity needs for the next twelve months.

     On July 31, 2003, we amended our existing credit facility with Bank of America. The amended facility is comprised of a $7.0 million three-year working capital revolver and a $5.75 million three-year term loan, of which approximately $5.0 million was used during 2003 for the acquisition of fixed assets and to fund the payment for Exclusive Business Rights in connection with the North Carolina transaction and $0.75 million was used to repay the remaining outstanding balance of the previous credit facility. Each component bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.25% to 2.75% in the case of LIBOR-based loans. Prime based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable as defined. As of June 30, 2004, we had borrowed $2.0 million under the working capital revolver agreement for general corporate purposes. The remaining working capital revolver balance of $5.0 million is available to us. The Bank of America credit facility is collateralized by all of our assets. The credit facility is subject to several covenants, all of which have been met at June 30, 2004.

     We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments:

     The following summarizes our contractual obligations and other commercial commitments at June 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                      Total     Less than 1 year       1 - 3 years   4 - 5 years     After 5 years
                                   ----------   ----------------       -----------  ------------     -------------

Notes Payable.................     $  6,600,000     $ 3,150,000        $ 3,450,000     $       --       $       --
Capital lease obligations.....          246,000          66,000            180,000             --               --
Operating leases..............       28,002,000       4,717,000          9,273,000      7,350,000        6,662,000
FertilityPartners  capital
    and other.................        2,700,000       2,700,000                 --             --               --
Total contractual cash
    Obligations...............      $37,548,000     $10,633,000        $12,903,000     $7,350,000       $6,662,000


                                                       Amount of Commitment Expiration Per Period

                                       Total    Less than 1 year      1 - 3 years   4 - 5 years      After 5 years
                                   ----------   ----------------     -------------  -------------    -------------

Lines of credit...............     $  7,000,000     $        --         $7,000,000     $       --       $       --

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

     We are responsible for the collection of receivables, which are financed with full recourse. We have continuously funded these needs from cash flow from operations and the collection of the prior month's receivables. If delays in repayment are incurred, which have not as yet been encountered, we could draw on our existing working capital line of credit. We make payments on behalf of the

FertilityPartners for which we are reimbursed in the short-term. Other than these payments, as a general course, we do not make other advances to the medical practice. Other than the capital and other commitments, we have no other funding commitments to the FertilityPartners.

Recent Accounting Standards

     At this time, there are no recently issued accounting standards, which impact the Company.
Forward Looking Statements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in our market risk exposures from the fiscal 2003 year end.

Item 4. Controls and Procedures


     (a) Evaluation of disclosure controls and procedures.


     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of June 30, 2004 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.


     (b) Changes in internal controls.


     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.

                     In June 2002, the Company was served with a complaint, captioned WINFertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company had retained WINFertility in April 2001 to provide claims management services in connection with the Company's Shared Risk Refund Program. WINFertility failed to provide the services for which the Company contracted and the Company terminated the contract in May 2002. The Company has served and filed an answer denying all material allegations of the complaint and asserting affirmative defenses. The Company has also filed a counterclaim against the plaintiff demanding an accounting and return of certain fees paid to plaintiff by the Company. The matter is scheduled for trial in September 2004.

     Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases
                     of Equity Securities.

                     In May 2004, the Company retired all 140,116 shares of its Common Stock then being held as treasury shares.

                     In June 2004, the Company obtained 7,360 shares of its Common Stock that are now held as treasury shares. These shares represent reimbursement certain officers made to the Company for the withholding of taxes paid, on their behalf, by the Company on a stock grant issued in 2004. The Company currently has no plans to dispose of these shares.

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.

         At an Annual Stockholders Meeting held on May 18, 2004, the following matters were acted upon by the Stockholders with the indicated votes thereon:

     Proposal 1- Election of Directors
     ---------------------------------

         Director                       For                  Against
         --------                       ---                  -------

     Gerardo Canet                  3,024,889                 29,084
     Sarason D. Liebler             3,024,889                 29,084
     Wayne R. Moon                  3,024,889                 29,084
     Lawrence J. Stuesser           3,024,889                 29,084
     Elizabeth E. Tallett           3,024,889                 29,084

     Proposal 2- Amendment to the Company's Certificate of Incorporatin reducing the number of shares authorized from 50,000,000 to 15,000,000
     ---------------------------------------------------------------------------

          For          Against       Abstentions         Broker Non-Votes
          ---          -------       -----------         ----------------

       3,038,559       12,286            988                     0

     Item 5.      Other Information.
                     None.

     Item 6.      Exhibits and Reports on Form 8-K.

                  (a) See Index to Exhibits on Page 22.

                  (b) Reports on Form 8-K

                        For the quarter ended June 30, 2004, Registrant filed Form 8-K's dated April 6, 2004, April 26, 2004, April 28, 2004, May 20, 2004, June 22, 2004 and June 28, 2004.

                        Subsequent to June 30, 2004, Registrant filed Form 8-K's dated July 29, 2004, August 3, 2004 and August 6, 2004.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTEGRAMED AMERICA, INC.
                                            (Registrant)




Date:    August 13, 2004               By:  /s/: John W. Hlywak, Jr.
                                                 ----------------------------
                                                 John W. Hlywak, Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

Exhibit
Number                                        Exhibit
-------                                       -------

3.1(e)     --     Certificate   of   Amendment   to  the  Amended  and  Restated
                  Certificate of Incorporation.

3.1(f)     --     Restated  Certificate of Incorporation of IntegraMed  America,
                  Inc.

31.1       --     CEO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 dated August 13, 2004.

31.2       --     CFO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 dated August 13, 2004.

32.1       --     CEO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 dated August 13, 2004.

32.2       --     CFO  Certification  Pursuant  to 18  U.S.C.ss.1350  as Adopted
                  Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 dated August 13, 2004.