Form 10-Q
period 2004-09-30
INTEGRAMED AMERICA INC
filed 2004-11-12
CIK 885988

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

                For the quarterly period ended September 30, 2004

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

                             Yes [  ]       No [X]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on October 25, 2004 was 3,581,865.


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

                  Consolidated Balance Sheets at September 30, 2004 and
                     December 31, 2003....................................... 3

                  Consolidated Statements of Income for the three and
                     nine-month periods ended September 30, 2004 and 2003 ... 4

                  Consolidated Statements of Cash Flows for the nine-month
                     periods ended September 30, 2004 and 2003 .............. 5

                  Notes to Consolidated Financial Statements .............. 6-10

    Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................11-17

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk.... 18

    Item 4.    Controls and Procedures....................................... 18


PART II -      OTHER INFORMATION

    Item 1.    Legal Proceedings............................................. 19

    Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases
                   of Equity Securities...................................... 19

    Item 3.    Defaults upon Senior Securities............................... 19

    Item 4.    Submission of Matters to a Vote of Security Holders........... 19

    Item 5.    Other Information............................................. 19

    Item 6.    Exhibits ..................................................... 19


SIGNATURES              ..................................................... 20

CERTIFICATIONs PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002...................................... EXHIBITS


CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002...................................... EXHIBITS

PART I -- FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)

                                     ASSETS
                                                                                    September 30,  December 31,
                                                                                    -------------  ------------
                                                                                         2004          2003
                                                                                     ------------  ------------
                                                                                      (unaudited)
Current assets:
  Cash and cash equivalents ........................................................   $ 13,896     $  6,885
  Due from Medical Practices, net ..................................................      8,226        8,918
  Pharmaceutical sales accounts receivable .........................................      1,684        1,484
  Deferred taxes ...................................................................        948         948
 Prepaids and other current assets .................................................      1,555        3,264
                                                                                       --------     --------
      Total current assets .........................................................     26,309       21,499

  Fixed assets, net ................................................................     12,992       10,218
  Intangible assets, net ...........................................................     20,844       20,504
  Deferred taxes ...................................................................      2,292        2,795
  Other assets .....................................................................        368          278
                                                                                       --------     --------
      Total assets .................................................................   $ 62,805     $ 55,294
                                                                                       ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................................................   $    791     $    167
  Accrued liabilities ..............................................................      7,235        5,274
  Current portion of long-term notes payable and other obligations .................      3,217        3,272
  Patient deposits .................................................................     14,285        9,492
                                                                                       --------     --------
      Total current liabilities ....................................................     25,528       18,205
                                                                                       --------     --------
Long-term notes payable and other obligations ......................................      3,326        4,239
                                                                                       --------     --------
Commitments and contingencies
Stockholders' Equity:
  Common Stock, $.01 par value - 15,000,000 and 50,000,000 shares authorized in
      2004 and 2003 respectively; and 3,562,365 and 3,544,292 shares issued in
      2004 and 2003, respectively ..................................................         35           35
  Capital in excess of par .........................................................     48,083       48,172
  Deferred compensation ............................................................       (351)        (315)
  Treasury stock, at cost - 7,360 and 89,595 shares in 2004 and 2003, respectively .        (47)        (426)
  Accumulated deficit ..............................................................    (13,769)     (14,616)
                                                                                       --------     --------
      Total stockholders' equity ...................................................     33,951       32,850
                                                                                       --------     --------
      Total liabilities and stockholders' equity ...................................   $ 62,805     $ 55,294
                                                                                       ========     ========




        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                               For the                 For the
                                         three-month period       nine-month period
                                          ended September  30,    ended September 30,
                                         ---------------------    -------------------
                                           2004         2003       2004         2003
                                         ---------    --------    -------      ------
                                               (unaudited)            (unaudited)
Revenues, net:
   FertilityPartners Service Fees .....   $ 21,535    $ 17,762    $ 63,608    $ 55,533
   Pharmaceutical sales ...............      4,102       3,553      11,771      12,846
   FertilityDirect revenues ...........      1,579         942       4,124       2,089
                                          --------    --------    --------    --------
      Total revenues ..................     27,216      22,257      79,503      70,468

Cost of services and sales:
   FertilityPartners Service Fees .....     19,136      15,591      56,983      48,715
   Pharmaceutical costs ...............      3,958       3,440      11,331      12,500
   FertilityDirect costs ..............        989         577       2,810       1,333
                                          --------    --------    --------    --------
      Total costs of services and sales     24,083      19,608      71,124      62,548

Contribution:
   FertilityPartners Service Fees .....      2,399       2,171       6,625       6,818
   Pharmaceutical contribution ........        144         113         440         346
   FertilityDirect contribution .......        590         365       1,314         756
                                          --------    --------    --------    --------
     Total contribution ...............      3,133       2,649       8,379       7,920

General and administrative expenses ...      2,556       2,233       6,928       6,668
Interest income .......................        (65)        (33)       (185)        (77)
Interest expense ......................         77          22         229          54
                                          --------    --------    --------    --------
   Total other expenses ...............      2,568       2,222       6,972       6,645

Income before income taxes ............        565         427       1,407       1,275
Income tax provision ..................        225         166         560         497
                                          --------    --------    --------    --------

Net income ............................   $    340    $    261    $    847    $    778
                                          ========    ========    ========    ========

Basic earnings per share ..............   $   0.10    $   0.08    $   0.24    $   0.23
                                          ========    ========    ========    ========
Diluted earnings per share ............   $   0.09    $   0.07    $   0.22    $   0.22
                                          ========    ========    ========    ========
Weighted average shares - basic .......      3,551       3,448       3,590       3,399
                                          ========    ========    ========    ========
Weighted average shares - diluted .....      3,698       3,643       3,784       3,564
                                          ========    ========    ========    ========



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                              For the
                                                                                         nine-month period
                                                                                        ended September 30,
                                                                                        -------------------
                                                                                          2004       2003
                                                                                        -------    --------
                                                                                            (unaudited)
Cash flows from operating activities:
   Net income ......................................................................   $    847    $    778
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .................................................      3,631       2,861
   Change in assets and liabilities --
     Decrease (increase) in assets:
        Due from Medical Practices .................................................        692      (1,874)
        Pharmaceutical sales accounts receivable ...................................       (200)        528
        Prepaids and other current assets ..........................................      1,839         604
        Other assets ...............................................................        (90)        407
     Increase (decrease) in liabilities:
         Accounts payable ..........................................................       (469)        664
         Accrued liabilities .......................................................      3,054        (669)
         Patient deposits ..........................................................      4,793       2,638
                                                                                       --------    --------
Net cash provided by operating activities ..........................................     14,097       5,937
                                                                                       --------    --------

Cash flows used in investing activities:
     Payment for Exclusive Service Rights ..........................................     (1,204)     (2,232)
     Trademarks ....................................................................        (39)       --
     Proceeds from sale of fixed assets ............................................       --           380
     Proceeds from sale of intangible assets .......................................       --           136
     Purchase of fixed assets and leasehold improvements ...........................     (4,953)     (4,256)
                                                                                       --------    --------
Net cash used in investing activities ..............................................     (6,196)     (5,972)
                                                                                       --------    --------

Cash flows used in financing activities:
     Increase in notes payable .....................................................       --         5,750
     Principal repayments on debt ..................................................       (925)     (1,598)
     Principal repayments under capital lease obligations ..........................        (43)        (38)
     Proceeds from exercise of common stock warrants and options ...................        523         171
     Repurchase of common stock ....................................................       (445)       --
                                                                                       --------    --------
Net cash (used in) provided by financing activities ................................       (890)      4,285
                                                                                       --------    --------

Net change in cash .................................................................      7,011       4,250
Cash at beginning of period ........................................................   $  6,885    $  8,693
                                                                                       --------    --------
Cash at end of period ..............................................................   $ 13,896    $ 12,943
                                                                                       ========    ========








        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2004, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in IntegraMed America's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine-month periods ended September 30, 2004 and 2003 is as follows (000's omitted, except for per share amounts):

                                                     For the              For the
                                                three-month period    nine-month period
                                                ended September 30,   ended September 30,
                                                -------------------   -------------------
                                                   2004    2003         2004      2003
                                                --------  ---------   --------   --------
Numerator
Net Income ...................................   $  340   $  261       $  847    $  778

Denominator
Weighted average shares outstanding ..........    3,551    3,448        3,590     3,399
Effect of dilutive options and warrants ......      147      195          194       165
                                                 ------   ------       ------    ------
Weighted average shares and dilutive potential
Common shares ................................    3,698    3,643        3,784     3,564

Basic EPS ....................................   $ 0.10   $ 0.08       $ 0.24    $ 0.23
Diluted EPS ..................................   $ 0.09   $ 0.07       $ 0.22    $ 0.22


     For the three-month period ended September 30, 2004, the effect of the assumed exercise of options to purchase approximately 10,000 shares of Common Stock at an exercise price of $6.15 per share was excluded in computing the diluted per share amount because the exercise prices of the options was greater than the average market price of the shares of Common Stock, therefore causing these options to be anti-dilutive. For the nine-month period ended September 30, 2004, there were no outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise price of all outstanding options was less than the average market price of the shares of Common Stock.

     For the three-month period ended September 30, 2003, there were no outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise price of all outstanding options was less than the average market price of the shares of Common Stock.For the nine-month period ended September 30, 2003, the effect of the assumed exercise of options to purchase approximately 128,000 shares of Common Stock at exercise prices ranging from $5.98 to $6.15 per

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

share was excluded in computing the diluted per share amount because the exercise prices of the options was greater than the average market price of the shares of Common Stock, therefore causing these options to be anti-dilutive.

     For the three-and nine-month periods ended September 30, 2004, the effect of the assumed exercise of warrants to purchase approximately 88,000 shares of Common Stock at an exercise price of $9.00 per share was excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, thereby causing these warrants to be anti-dilutive. For the three-and nine-month periods ended September 30, 2003, the effect of the assumed exercise of warrants to purchase approximately 106,000 shares of Common Stock at exercise prices ranging from $6.25 to $9.00 per share was excluded in computing the diluted per share amount because the exercise prices of the warrants were greater than the average market price of the shares of Common Stock, thereby causing these warrants to be anti-dilutive.

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

                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution     Consolidated
                                                         ---------    --------        ------------     ------------
For the three months ended September 30, 2004
     Revenues......................................       $    --       $23,114           $4,102            $27,216
     Cost of services..............................            --        20,125            3,958             24,083
     Contribution..................................            --         2,989              144              3,133
                                                          -------       -------          -------            -------
     General and administrative costs..............                                                          2,556
     Interest, net.................................                                                             12
     Income before income taxes....................                                                            565
     Depreciation expense included above...........                                                            719
     Capital expenditures..........................          316         1,687                               2,003
     Total assets..................................       37,831        22,851            2,123             62,805

For the nine months ended September 30, 2004
     Revenues......................................       $    --       $67,732          $11,771            $79,503
     Cost of services..............................            --        59,793           11,331             71,124
                                                          -------       -------          -------            -------
     Contribution..................................            --         7,939              440              8,379
     General and administrative costs..............                                                          6,928
     Interest, net.................................                                                             44
     Income before income taxes....................                                                          1,407
     Depreciation expense included above...........                                                          2,179
     Capital expenditures..........................          458         4,495                               4,953
     Total assets..................................       37,831        22,851            2,123             62,805




                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution     Consolidated
                                                         ---------    --------        ------------     ------------

For the three months ended September 30, 2003
     Revenues......................................     $     --       $18,704           $3,553            $22,257
     Cost of services..............................           --        16,168            3,440             19,608
                                                        --------       -------           ------           --------
     Contribution..................................           --         2,536              113              2,649
     General and administrative costs..............                                                          2,233
     Interest, net.................................                                                            (11)
                                                                                                          --------
     Income before income taxes....................                                                            427
     Depreciation expense included above...........                                                            486
     Capital expenditures..........................           73         2,991               --              3,064
     Total assets..................................       15,280        39,523              730             55,533

For the nine months ended September 30, 2003
     Revenues......................................      $    --       $57,622          $12,846            $70,468
     Cost of services..............................           --        50,048           12,500             62,548
     Contribution..................................           --         7,574              346              7,920
     General and administrative costs..............                                                          6,668
     Interest, net.................................                                                            (23)
     Income before income taxes....................                                                          1,275
     Depreciation expense included above...........                                                          1,563
     Capital expenditures..........................          354         3,902               --              4,256
     Total assets..................................       15,280        39,523              730             55,533

NOTE 4 -- STOCK-BASED EMPLOYEE COMPENSATION:

     As of September 30, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 12 of the Company's financial statements in its most recent Annual Report on Form 10-K. Prior to fiscal 2003, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this standard, no stock option-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the company's plans vest over a period of four years from the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the effective date of Statement 123. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. (000's omitted, except per share amounts).



                                                                For the              For the
                                                          three-month period    nine-month period
                                                          ended September 30,  ended September 30,
                                                          -------------------  -------------------
                                                          2004         2003      2004       2003
                                                          ----         -----   ---------  --------

Net Income, as reported ...........................     $   340     $   261      $   847    $   778

Add: Stock-based employee compensation expense
included in reported net income, net of related tax
effects ...........................................         --          --           --         --

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects ........         (61)        (77)        (183)      (230)
                                                        -------     -------      -------    -------

Pro forma net income ..............................         279         184          664        548

Earnings per share:
     Basic-as reported ............................        0.10        0.08         0.24       0.23
     Basic-pro forma ..............................        0.08        0.05         0.18       0.16

     Diluted-as reported ..........................        0.09        0.07         0.22       0.22
     Diluted-pro forma ............................        0.08        0.05         0.18       0.15

NOTE  5- LITIGATION

     In June 2002, the Company was served with a complaint, captioned WINFertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company had retained WINFertility in April 2001 to provide claims management services in connection with the Company's Shared Risk Refund Program. WINFertility failed to provide the services for which the Company contracted and the Company terminated the contract in May 2002. The Company has served and filed an answer denying all material allegations of the complaint and asserting affirmative defenses. The Company has also filed a counterclaim against the plaintiff demanding an accounting and return of certain fees paid to plaintiff by the Company. The matter is scheduled for trial in January 2005.

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

NOTE 6 -- RECENT ACCOUNTING STANDARDS

     The Company discloses its critical accounting policies in its Form 10-K filed with the Securities and Exchange Commission. Since December 31, 2003, none of those policies has changed, nor has any been added.


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

 Major events impacting financial condition and results of operations

     During 2003, we re-negotiated revised fee structures on three of our existing FertilityPartner contracts. In all three of these contracts, the timetable for the phase-in of contracted fee reductions, which are based on the earnings of the underlying fertility centers, were delayed by one year from fiscal 2004 to fiscal 2005. Beginning in the year 2006, these revised contracts also contain clauses placing a maximum annual limit on the amount of fees we can earn, which are based on the earnings of the underlying fertility centers. This maximum annual limitation is below the fees earned by us on this portion of one contract in fiscal year 2003 and below the expected earnings from this portion of the contract in fiscal 2004. We believe that these fee reductions will be more than offset by volume-based increases in fees earned in other areas of our existing contracts, the sale of new FertilityPartner contracts and growth in our FertilityDirect business unit.

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

     On September 1, 2003, we signed a FertilityPartners agreement with the Charlotte, North Carolina based Reproductive Endocrinology and Andrology of Charlotte ("REACh") physician practice. Under the terms of this 15-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of REACh's earnings. As part of this agreement, we also committed up to $2 million to fund the development and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for REACh and its patients. As of September 30, 2004 this facility has been completed, placed into operation and our financing commitment substantially completed.

     In January 2004, we signed a FertilityPartner agreement to supply a complete range of business, marketing and facility services to a group of fertility physicians in the Seattle, Washington metropolitan area. Under the terms of the 15-year agreement, IntegraMed will build a new facility and help the group to establish a private, full service fertility center. As part of this agreement, we had committed up to $2 million to fund the development and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for the group and its patients. As of September 30, 2004 this facility has been substantially completed and has begun treating patients on a limited basis. Based upon the current construction schedule, we expect the facility to be fully completed, and our financial commitment met, by the end of the fourth quarter of 2004. At that time, our service fees will be comprised of our standard reimbursed costs of services, a fixed percentage of revenues, plus an additional fixed percentage of the new center's earnings.

     We continue to aggressively promote our Shared Risk Refund Program. The Shared Risk Refund Program is an innovative treatment and financing program, which consists of up to three treatment cycles of in vitro fertilization for one fixed price with a significant refund if the patient does not deliver a live baby. Under this financial program, we receive payment directly from consumers who qualify for the program and pay contracted fertility centers a defined reimbursement for each treatment cycle performed. We manage the risks associated with the Shared Risk Refund Program through a case management program. This case management program authorizes patient care and provides information to be used in recognizing revenue and developing the related reserves for refunds.

Results of Operations

     The following table shows the percentage of net revenues represented by various expense and other income items reflected in our Consolidated Statement of Operations.

                                                     For the                     For the
                                               three-month period           nine-month period
                                               ended September 30,         ended September 30,
                                               -------------------         --------------------
                                                2004        2003              2004       2003
                                               ------     --------         ---------   --------
                                                   (unaudited)                  (unaudited)
Revenues, net
       FertilityPartners Service Fees ...      79.1%       79.8%              80.0%     78.8%
       Pharmaceutical Sales .............      15.1%       16.0%              14.8%     18.2%
       FertilityDirect Revenues .........       5.8%        4.2%               5.2%      3.0%
                                               -----       -----              -----     -----
       Total Revenues ...................     100.0%      100.0%             100.0%    100.0%

Costs of services incurred:

        FertilityPartners costs .........      70.3%       70.0%              71.7%     69.1%
        Pharmaceutical costs ............      14.6%       15.5%              14.3%     17.7%
        FertilityDirect costs ...........       3.6%        2.6%               3.5%      2.0%
                                               -----       -----              -----     -----
        Total Costs of services and sales      88.5%       88.1%              89.5%     88.8%

        Contribution

       FertilityPartners contribution ...       8.8%        9.8%               8.3%      9.7%
       Pharmaceutical contribution ......       0.6%        0.6%               0.6%      0.5%
       FertilityDirect contribution .....       2.2%        1.6%               1.7%      1.0%
                                               -----       -----              -----     -----
       Total contribution ...............      11.4%       11.9%              10.6%     11.2%
 General and administrative expenses ....       9.4%       10.0%               8.7%      9.5%
 Interest income ........................      (0.3)%      (0.1)%            (0.3)%    (0.1)%
 Interest expense .......................       0.2%        0.1%               0.2%      0.0%
       Total other expenses .............       9.4%       10.0%               8.7%      9.4%
 Income before income taxes .............       2.1%        1.9%               1.8%      1.8%
 Provision for income taxes .............       0.8%        0.7%               0.7%      0.7%
                                               -----       -----              -----     -----
 Net income .............................       1.3%        1.2%               1.1%      1.1%



   Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

       Revenues for the three months ended September 30, 2004 increased by a net of approximately $5.0 million, or 22.3%, from the same period in 2003. The main growth factors contributing to this increase were:


(i) Revenues at our five FertilityPartner centers opened prior to 2003, increased by $2.2 million, or 12.5%. This increase resulted from strong patient volume and clinical billings and is attributable to our ongoing consumer marketing efforts. Revenue from our two recent FertilityPartner centers, located in Charlotte, North Carolina and Seattle, Washington, who joined our network in September 2003 and January 2004, respectively, totaled $1.8 million in the third quarter of 2004. The Seattle FertilityPartner location spent much of the third quarter of 2004 undergoing major construction and is not expected to begin fully servicing patients until the fourth quarter of 2004.

(ii) Revenue at our pharmaceutical unit increased by $0.5 million, or 15.5% from the same period in 2003. During the third quarter of 2003, we had decided to de-emphasize the sale of certain high volume products due to their lack of profitability. This decision caused a drop in revenue during the last two quarters of 2003. As a result of a more favorable pricing and reimbursement environment for these products since the first quarter of 2004, revenues have increased on a quarterly basis. We expect this trend to continue and have recently reorganized our pharmaceutical marketing support resources in an attempt to continue to build volume and revenues in future periods.

(iii) FertilityDirect revenues, which are comprised primarily of our direct to consumer Shared Risk Refund program as well as membership fees from affiliated clinics, increased by $0.6 million, or 67.6% from prior year levels. We plan to continue the promotion of our FertilityDirect programs through aggressive marketing and anticipate that both of these programs will continue to show growth in future quarters.

     Contribution of $3.1 million for the third quarter of 2004 was up $0.5 million, or 18.3% from 2003 levels. As a percentage of revenue, the contribution margin was 11.5% for 2004 versus 11.9% in 2003. The following factors had a significant effect on third quarter 2004 contribution:

(i) Contribution generated by the FertilityPartners agreements increased by $0.2 million in the third quarter of 2004 versus the same period in 2003. Contribution growth for the third quarter did not match the growth in revenue due in part to previously disclosed pricing adjustments on several FertilityPartner contracts.

(ii) Pharmaceutical contribution increased by $31,000, or 27.4%, and margin rates increased to 3.5% during the third quarter of 2004 from 3.2% in 2003. The contribution increase to 3.5% reflects the resolution of negative pricing and reimbursement issues on certain products which were encountered during the third and fourth quarters of 2003. We anticipate that our pharmaceutical margins will stabilize in their historic range of 3.5 - 4.0% for the balance of 2004.

(iii) Contribution from the FertilityDirect program increased by $225,000, or 61.6% from the same period in the prior year. This increase was driven by increased Shared Risk Refund patient volume, better than expected clinical outcomes for Shared Risk patients and higher monthly membership fees, introduced in early 2004, for affiliated clinics.

     General and Administrative expenses increased by $323,000 in the third quarter of 2004 versus the same period in 2003 as a result of increased consulting costs to prepare for the requirements of Sarbanes-Oxley legislation as well as changes in compensation and incentives in certain segments of our business.

     Interest income rose to $65,000 for the quarter ended September 30, 2004, from $33,000 in 2003. This increase was mainly attributable to finance charges assessed to various FertilityPartner locations on invested capital in excess of predefined limits, and higher available cash balances. Interest expense also increased by $55,000 from the same quarter in the prior year as a result of higher debt levels in conjunction with our renegotiated credit facilities and a draw-down on our revolving line of credit.

     The provisions for income tax were $225,000, or 39.8% of pre-tax income and $166,000, or 39.0% of pretax income for the quarters ended September 30, 2004 and 2003, respectively. There were no Federal income tax payments during either 2003, or 2004 to date due to the utilization of our net operating loss carry forwards. The effective tax rates for both 2004 and 2003 reflect a provision for current state taxes as well as amortization of our deferred Federal tax asset.

   Nine months Ended September 30, 2004 Compared to Nine months Ended September 30, 2003

       Revenues for the nine months ended September 30, 2004 increased by a net of approximately $9.0 million, or 12.8%, from the same period in 2003. The main factors contributing to this increase were:

(i) Revenues at our FertilityPartner centers increased by $8.1 million, or 14.5% from the prior year period. Growth from the same period in the prior year is mainly attributable to continuing investments in field sales and marketing staff as well as increasing local and national media exposure of fertility treatment options available within the network. The two FertilityPartners agreements signed subsequent to September 1, 2003, and located in North Carolina and Seattle, contributed revenues of $3.9 million in the first nine months of 2004, versus $300,000 in the same period of 2003. Prior year results also included revenues of $4.8 million from our FertilityPartner agreement with RSA of New York, which terminated in June of
                2003. Excluding the impact of this terminated agreement, revenues grew by $12.9 million, or 25.3% from prior year levels.

(ii) Revenue at our pharmaceutical unit decreased by $1.1 million, or 8.4% from the same period in 2003. As previously stated, this reduction was the result of the decision in mid-2003 to de-emphasize the sale of certain high volume/low margin products to a product mix offering more stable, higher margins. As previously noted, since this decision was made, revenues at our pharmaceutical segment have increased each quarter since the end of 2003, and margins have stabilized as expected.


(iii) FertilityDirect revenues increased by $2.0 million, or 97.4% from the same period in 2003. This increase is the direct result of both our successful efforts to re-contract with a majority of our affiliate providers, at increased monthly membership fees, and a strong increase in patient demand for our Shared Risk Refund program. Demand for the Shared risk program has benefited from both increased marketing penetration of our provider network as well as local and national media exposure. We plan to continue the aggressive development and promotion of our FertilityDirect product lines and are currently exploring additional consumer products which can be co-marketing through this channel.

     Contribution for the first nine months of 2004 increased by $0.5 million, or 5.8%, to $8.4 million from $7.9 million for the same period in 2003. The main factors driving this increase by product line were as follows:

(i) Contribution generated by our FertilityPartner agreements decreased by $0.2 million in the first nine months of 2004 relative to the same period in 2003. This decrease was principally the result of the contribution lost due to the termination of our FertilityPartner agreement with RSA of New York in 2003. The RSA of New York generated $0.7 million in contribution during the comparable period of 2003, versus no contribution in 2004. Excluding the impact of this terminated agreement, contribution grew by $0.5 million, or 7.7% from the prior year period.

(ii) Pharmaceutical contribution increased by $94,000, or 27.2%, over the first nine months of 2003, despite the reduction in revenue as described above. As a result of altering our product mix to reduce sales of certain higher volume/lower margin products, pharmaceutical margins have risen from 2.7% in the first nine months of 2003, to 3.7% for the same period in 2004. We expect to achieve pharmaceutical margins in the 3.5% - 4.0% range during the last quarter of 2004 while attempting to build sales volume by providing additional marketing support.

(iii) Contribution from the FertilityDirect program increased by $558,000, or 73.8% from the same period in the prior year. This increase reflects increased Shared Risk Refund patient volume, as well as the introduction of higher revenue affiliate provider contracts designed to focus on increased distribution of our consumer product lines.

     General and Administrative expenses increased by $260,000 in the first nine months of 2004 versus the first nine months of 2003 as a result of increased consulting costs to prepare for the requirements of Sarbanes-Oxley legislation as well as changes to compensation and incentives in certain segments of our business.

     Interest income increased by $108,000 to $185,000 for the nine months ended September 30, 2004, from $77,000 in the same period in 2003. This increase was mainly attributable to finance charges assessed to various FertilityPartner locations on invested capital in excess of predefined limits, and interest earned on higher investable cash balances. Interest expense also increased to $229,000 from $54,000 for the same period in the prior year as a result of higher debt levels incurred in conjunction with our new credit facilities and a draw-down on our revolving line of credit.

     Our provisions for income taxes were approximately $560,000, or 39.8% of pre-tax income and $497,000, or 39.0% of pretax income for the nine months ended September 30, 2004 and 2003, respectively. There were no Federal income tax payments during either 2003, or 2004 to date due to the utilization of net operating loss carry forwards. Our effective tax rates for both 2004 and 2003 reflect a provision for current state taxes as well as amortization of our deferred Federal tax asset.

Off-balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2004, we were not involved in any unconsolidated SPE transactions.

 Liquidity and Capital Resources

     Historically, we have financed our operations by the sale of equity securities, issuance of notes and internally generated resources. In addition, we also use bank financing for working capital and business development purposes. Due to our continued capital investment in the start-up and expansion of several of our FertilityPartner locations, as well as incurring an obligation for the payment of additional Service Rights related to the Seattle FertilityPartner contract, working capital decreased during the first nine months of 2004 to $0.8 million as of September 30, 2004, from $3.3 million as of December 31, 2003. We believe that working capital and, specifically, cash and cash equivalents remain at adequate levels to fund our operations. As of September 30, 2004, we have substantially completed our expansion commitment at all of our FertilityPartner locations, with the exception of Seattle. In Seattle, we have invested $978,000 of capital as of September 30, 2004, out of an anticipated $2.6 million net build out cost. We believe that the cash flows from our operations plus the existing credit facility and term loan will be sufficient to provide for our future liquidity needs for the next twelve months.

     Patient deposits, which represent funds received from patients in advance of treatment cycles, increased by $4,793,000 since December 31, 2003 to $14,285,000 as of September 30, 2004. These deposits, which are comprised of both Shared Risk and non-Shared Risk sources, are prepayments of future revenues from patients without full insurance coverage. Deposits are a significant source of recurring cash flow and represent interest free financing for us.

     On July 31, 2003, we amended our existing credit facility with Bank of America (formally Fleet Bank). The amended facility is comprised of a $7.0 million three-year working capital revolver and a $5.75 million three-year term loan, of which approximately $5.0 million was used during 2003 for the acquisition of fixed assets and to fund the payment for Exclusive Business Rights in connection with the North Carolina transaction and $0.75 million was used to repay the remaining outstanding balance of the previous credit facility. Each component bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.25% to 2.75% in the case of LIBOR-based loans. Prime based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable as defined. As of September 30, 2004, we had borrowed $2.0 million under the working capital revolver agreement for general corporate purposes. The remaining working capital revolver balance of $5.0 million is available to us. The Bank of America credit facility is collateralized by all of our assets. The credit facility is subject to several covenants, all of which were met at September 30, 2004.

     We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments:

     The following summarizes our contractual obligations and other commercial commitments at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                      Total     Less than 1 year       1 - 3 years   4 - 5 years     After 5 years
                                   ----------   ----------------       -----------  ------------     -------------

Notes Payable.................      $ 6,312,500      $3,150,000        $ 3,162,500     $       --      $        --
Capital lease obligations.....          231,000          67,000            164,000             --               --
Operating leases..............       45,170,000       5,093,000         15,552,000      8,818,000       15,707,000
FertilityPartners  capital
    and other.................        1,022,000       1,022,000                 --             --               --
Total contractual cash
    Obligations...............      $52,735,500      $9,332,000        $18,878,500     $8,818,000      $15,707,000

                                                  Amount of Commitment Expiration Per Period

                                       Total    Less than 1 year      1 - 3 years   4 - 5 years      After 5 years
                                   ----------   ----------------     -------------  -------------    -------------

Lines of credit...............      $ 7,000,000      $       --         $7,000,000     $       --      $        --

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

Recent Accounting Standards

     At this time, there are no recently issued accounting standards which impact the Company.
Forward Looking Statements

     This Form 10-Q and discussions and/or announcements made by or on behalf of the Company, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to the following factors: the Company's ability to acquire additional FertilityPartners agreements, the Company's ability to raise additional debt and/or equity capital to finance future growth, the loss of significant FertilityPartners agreement(s), the profitability or lack thereof at fertility centers serviced by the Company, increases in overhead due to expansion, the exclusion of fertility and ART services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new fertility, and ART and/or genetic technologies and techniques. The Company is under no obligation to (and expressly disclaims any such obligation) update or alter any forward-looking statements whether as a result of new information, future events or otherwise.

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


     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of September 30, 2004 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.


     (b) Changes in internal controls.


     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.

                     In June 2002, the Company was served with a complaint, captioned WINFertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company had retained WINFertility in April 2001 to provide claims management services in connection with the Company's Shared Risk Refund Program. WINFertility failed to provide the services for which the Company contracted and the Company terminated the contract in May 2002. The Company has served and filed an answer denying all material allegations of the complaint and asserting affirmative defenses. The Company has also filed a counterclaim against the plaintiff demanding an accounting and return of certain fees paid to plaintiff by the Company. The matter is scheduled for trial in January 2005.

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

     Item 6.      Exhibits.

                  See Index to Exhibits on Page 21.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   INTEGRAMED AMERICA, INC.
                                                   (Registrant)




Date:    November 12, 2004                By:  /s/: John W. Hlywak, Jr.
                                                   ----------------------------
                                                    John W. Hlywak, Jr.
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                     Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
                                 Number Exhibit

 3.1(a)  --     Amended and Restated  Certificate of Incorporation of Registrant
                effecting, inter alia, reverse stock split filed as Exhibit with identical exhibit number to Registrant's Statement on Form S-1
                (Registration No. 33-60038) and incorporated herein by reference thereto.

 3.1(b)  --     Amendment  to   Certificate  of   Incorporation   of  Registrant
                increasing  authorized  capital stock by  authorizing  Preferred
                Stock  filed  as  Exhibit  with  identical   exhibit  number  to
                Registrant's Statement on Form S-1 (Registration No. 33-60038) and incorporated herein by reference thereto.

 3.1(c)  --     Certificate of Designations  of Series A Cumulative  Convertible
                Preferred  Stock filed as Exhibit with identical  exhibit number
                to  Registrant's   Statement  on  Form  S-1   (Registration  No.
                33-60038) and incorporated herein by reference thereto.

3.1(d)   --     Certificate of Amendment to Amended and Restated  Certificate of
                Incorporation increasing authorized Common Stock to 50,000,000 shares filed as Exhibit with identical number to Registrant's
                Quarterly Report on form 10-Q for the period ended June 30, 1998.

3.1 (e)  --     Certificate of Amendment to the Amended and Restated Certificate
                of Incorporation filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended
                June 30, 2004.

3.1 (f)  --     Restated  Certificate of  Incorporation  of IntegraMed  America,
                Inc.  filed as Exhibit  with  identical  number to  Registrant's
                Quarterly  Report on Form  10-Q for the  period  ended  June 30,
                2004.

3.2      --     Copy of By-laws of  Registrant  filed as Exhibit with  identical
                exhibit   number   to   Registrant's   Statement   on  Form  S-1
                (Registration No. 33-47046) and incorporated herein by reference thereto.

3.2(a)   --     Copy of  By-laws of  Registrant  (As  Amended  and  Restated  on
                December 12, 1995) filed as Exhibit with identical number to Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1995.

3.2(b)   --     Copy of By-laws of Registrant  (As Amended and Restated on March
                4, 1997) filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1997.

3.2(c) --       Copy of By-laws of Registrant  (as Amended on February 17, 2004)
                filed as Exhibit with identical number to Registrant's Quarterly
                Report on Form 10-Q for the period ended March 31, 2004.

4.1      --     Warrant Agreement of Robert Todd Financial Corporation. filed as
                Exhibit with identical exhibit number to Registrant's Statement on Form S-1 (Registration No. 33-47046) and incorporated herein by reference thereto.

4.2      --     Copy of Warrant, as amended, issued to IG Labs. filed as Exhibit with identical exhibit number to Registrant's  Statement on Form
                S-1 (Registration No. 33-47046) and incorporated herein by reference thereto.

4.3      --     RAS Securities  Corp. and ABD Securities  Corporation's  Warrant
                Agreement. filed as Exhibit with identical exhibit number to Registrant's Statement on Form S-1 (Registration No. 33-60038) and incorporated herein by reference thereto.

4.4      --     Form of Warrants  issuable to Raymond James &  Associates,  Inc.
                filed as Exhibit with identical  exhibit number to  Registrant's
                Statement  on  Form  S-4   (Registration   No.   33-82038)   and
                incorporated herein by reference thereto.

4.6      --     Warrant  issued to Morgan  Stanley  Venture  Partners  III, L.P.
                filed as Exhibit with identical  exhibit number to  Registrant's
                Quarterly Report on Form 10-Q for the period ended September 30,
                1997 and incorporated herein by reference thereto.

4.7      --     Warrant  issued to Morgan  Stanley  Venture  Partners  III, L.P.
                filed as Exhibit with identical  exhibit number to  Registrant's
                Quarterly Report on Form 10-Q for the period ended September 30,
                1997 and incorporated herein by reference thereto.

4.8      --     Warrant   issued  to  the  Morgan   Stanley   Venture   Partners
                Entrepreneur Fund, L.P. filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

4.9 (a)  --     Warrant  issued to Brian  Kaplan,  M.D.  filed as  Exhibit  with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

4.9 (b)  --     Warrant  issued to Aaron S. Lifchez,  M.D. filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

4.9 (c)  --     Warrant  issued  to Jacob  Moise,  M.D.  filed as  Exhibit  with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

4.9 (d)  --     Warrant  issued  to Jorge  Valle,  M.D.  filed as  Exhibit  with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

4.10 (a) --     Warrant  issued to Donald  Galen,  M.D.  filed as  Exhibit  with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

4.10 (b) --     Warrant  issued to Arnold  Jacobson,  M.D. filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

4.10 (c) --     Warrant  issued to Louis  Weckstein,  M.D. filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

4.11 (a) --     Warrant  issued to Michael J. Levy,  M.D.  filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

4.11 (b) --     Warrant issued to Arthur W. Sagoskin, M.D. filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

4.11 (c) --     Warrant issued to Robert J. Stillman, M.D. filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

4.11 (d) --     Warrant issued to Robert J. Stillman, M.D. dated January 6, 1999 filed as Exhibit with identical  number to  Registrant's  Annual
                Report on Form 10-K for the year ended December 31, 1998.

4.12 (a) --     Warrant  issued to Patricia M. McShane,  M.D. dated November 18,
                1998  filed as Exhibit  with  identical  number to  Registrant's
                Annual Report on Form 10-K for the year ended December 31, 1998.

4.12 (b) --     Warrant  issued to Samuel C. Pang,  M.D. dated November 18, 1998 filed as Exhibit with identical  number to  Registrant's  Annual
                Report on Form 10-K for the year ended December 31, 1998.

4.12 (c) --     Warrant issued to Issac Glatstein,  M.D. dated November 18, 1998 filed as Exhibit with identical  number to  Registrant's  Annual
                Report on Form 10-K for the year ended December 31, 1998.

4.13     --     Warrant issued to Vector Securities International, Inc. filed as
                Exhibit with identical number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

4.14     --     Registration  Rights  Agreement  dated  July 20,  2002  filed as
                Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002

4.14(a)  --     Form of Warrant  issued on July 30,  2002 filed as Exhibit  with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002

31.1     --     CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                November 12, 2004.

31.2     --     CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                November 12, 2004.


32.1     --     CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                November 12, 2004.

32.2     --     CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                November 12, 2004.