Form 10-K
period 2004-12-31
INTEGRAMED AMERICA INC
filed 2005-03-22
CIK 885988

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

                   For the fiscal year ended December 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                          -----
     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K []

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes__ No X
                                            ----
     Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $14.3 million on June 30, 2004 based on the closing sales price of the Common Stock on such date.

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding was approximately 3,686,000 on February 28, 2005.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     See Part III hereof with respect to incorporation by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 2004 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.


                                     PART I

ITEM 1.  Business

Company Overview

     IntegraMed America, Inc. (the "Company") offers products and services to patients and providers in the fertility industry. The IntegraMed Network is comprised of twenty-five fertility centers in major markets across the United States, pharmaceutical products and services, patient financing products and services, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Seventeen Affiliate fertility centers purchase discrete service packages provided by the Company and seven fertility centers (eight as of January 1, 2005) have access to the entire portfolio of products and services under the comprehensive FertilityPartners(TM) program. All twenty-five fertility centers have access to the Company's consumer services, principally pharmaceutical products and patient financing products and services. The Company was incorporated in Delaware on June 4, 1985.

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

     Our Board of Directors has adopted a Code of Business Conduct that is applicable to all of our directors, officers and employees, a copy of which is attached as an exhibit to this annual report. Any material changes made to our Code of Business Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a current report on Form 8-K. A copy of our Code of Business Conduct as well as charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which comply with the corporate governance rules of NASDAQ, are available on our website at www.integramed.com. In addition, a copy of such documents is also available to our shareholders upon request by contacting our Investor Relations Department by calling 914-253-8000 or through an e-mail request from our website at www.integramed.com.

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

     There are currently approximately 45,000 obstetricians/gynecologists in the United States of which approximately 1,200 specialize in providing fertility services as reproductive endocrinologists. There are approximately 420 centers across the country that provide ART services. These centers are predominantly staffed by reproductive endocrinologists. Approximately one-third of the ART centers are hospital-based and two-thirds are physician-office based. As ART has become more sophisticated, more predictable and less experimental, there has been a clear shift of services out of hospitals and into physician offices. Compared to other medical niches, the fertility services industry is concentrated among relatively few providers and few manufacturers of medications and devices.

     Infertility is generally defined as the inability to conceive after one or more years of a couple having unprotected intercourse. According to The American Society for Reproductive Medicine in recently published data, it is estimated that approximately 10% of couples, or more than 6 million couples, have impaired fertility. According to the 1999-2000 Dorland Biomedical Healthcare Marketplace Guide, the annual expenditures relating to fertility services are approximately $2 billion. The Company believes that multiple factors over the past several decades have affected fertility levels. A demographic shift in the United States toward the deferral of marriage and first birth has increased the age at which women are first having children. This, in turn, increases the incidence of infertility, making conception more difficult, thereby increasing the demand for ART services. Fortunately, technological advances in the treatment of infertility, especially IVF, have enhanced treatment outcomes and the prognoses for many couples.

     Currently, many health plan sponsors provide some coverage for the treatment of infertility. Because patients seeking fertility treatment often have other gynecological symptoms, health plans may cover diagnostic expenses even when infertility treatment itself, is not a covered benefit. Currently, there are several states that mandate offering benefits of varying degrees for fertility services, including ART services. In some states, the mandate is limited to an obligation on the part of the payer to offer the benefit to employers. In Massachusetts, Rhode Island, Maryland, Arkansas, Illinois, Hawaii and New Jersey the mandate requires coverage of conventional fertility services, as well as ART services. In addition to various initiatives to broaden coverage, several legislative initiatives are emerging as a driving force behind making fertility services more readily available. Finally, the 1998 Supreme Court ruling that reproduction is a major life activity covered under the Americans with Disability Act (the "ADA") led to an Equal Employment Opportunity Commission administrative ruling that a New York company discriminated against one of its employees by not providing insurance coverage for fertility services.

     ART services are the most rapidly growing segment of the fertility market. According to the Society of Assisted Reproductive Technology ("SART"), approximately 10,000 ART procedures were performed in 1987. Latest data, for 2002, indicates over 115,000 ART procedures are performed annually in the United States. There is reason to believe that the market will continue to grow in the future for the following reasons: (i) the quality of ART treatments is improving, increasing the success rates; (ii) improvements in embryo culture media and implantation rates are leading to the capability of reducing high order multiple pregnancies - one of the greatest risk factors of ART services;
(iii) with improving pregnancy rates, the cost of treatment is decreasing thereby making high technology services more affordable; (iv) new ART services that improve embryo quality and the likelihood of pregnancy, such as blastocyst culture and transfer, continue to emerge fueling an expansion of the industry;
(v) the improving relationship between cost and quality is causing physicians to substitute more effective ART treatments for less effective conventional fertility services; (vi) public policy initiatives including legislative mandates for insurance coverage and the definition of reproduction as a major life activity covered by the ADA are producing a more favorable reimbursement climate; and (vii) demand for ART services is increasing through greater public awareness and acceptance of ART services.

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

     (i) Expand the IntegraMed Provider Network

     The Company will seek to expand the IntegraMed Provider Network to cover additional major market areas across the country. The Company will primarily focus the IntegraMed Provider Network development activities on major markets with populations in excess of one million because the demographics of consumers who access fertility services are consistent with the demographics of most major metropolitan markets. In addition, the relatively low percentage of the affected population that seek treatment requires a large population base to support a sophisticated fertility center. The Company believes high quality fertility centers are capable of drawing consumers from approximately a one hundred mile radius or more if alternatives are unavailable. It is the Company's belief that these market dynamics would allow the Company to cover a large percentage of the national population by expanding the IntegraMed Provider Network to the fifty largest metropolitan markets across the country.

     The entry point for fertility centers participating in the IntegraMed Provider Network is as an Affiliate clinic. Contracted fertility centers that become Affiliates have access to the Company's products and services that support patient recruitment. Included in this program are (i) Shared Risk Refund treatment packages (as described below), (ii) treatment financing and (iii) Internet marketing. The Company licenses these programs on an exclusive basis in each defined market area.

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

     FertilityPurchase(TM) - a group purchasing program exclusively available to fertility centers participating in the IntegraMed Provider Network. The focus of the FertilityPurchase program is on high cost disposable supplies, laboratory reagents and capital equipment used by fertility centers in diagnosing and treating infertility. The Company is working to extend this program to include other products and services that fertility centers commonly purchase in the ordinary course of business, including insurance, computers and medical supplies.

     FertilityMarKit(TM) - a package of award-winning marketing and sales programs that have helped contracted fertility centers to grow faster than the average rate for the industry. This service includes access to the Company's proprietary marketing collateral material library of ads, brochures, fliers and announcements. In addition, the Company conducts quarterly sales and marketing training seminars, offers a media buying service and produces radio and television ads and educational videos.

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

     ARTWorks Practice Management Information System - based on the Misys Optimum system, is an information system that enables contracted fertility centers to have a sophisticated scheduling, billing and accounts receivable system. The Misys system is also offered on an ASP model, which permits contracted fertility centers to gain access to a powerful practice management system at a fraction of the cost of traditional installation. This system has been customized to the unique requirements of fertility centers and has helped contracted fertility centers to maintain excellent performance on managing accounts receivable.

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

     (iii) Entering in to FertilityPartners(TM) Contracts

     Fertility centers participating in the FertilityPartners program are entitled to the Company's full service support. The Company will primarily focus its FertilityPartners contracting efforts on fertility centers participating as Affiliates in the IntegraMed Provider Network. These Affiliate fertility centers have contracted with the Company for more limited, discrete service packages and have developed a good working relationship with the Company. This good working relationship mitigates risk associated with the Company making the with capital investments that are part of the FertilityPartners program. The Company believes that a number of factors will contribute to the successful transition of certain Affiliate fertility centers in the IntegraMed Provider Network to the FertilityPartners program. These factors include: (i) the high quality reputation of the Company in providing services in the areas of fertility and ART services; (ii) the Company's expertise in assisting its customers in increasing revenues and maintaining cost efficient operations; (iii) the Company's success in improving patient outcomes by providing laboratory support services to the FertilityPartners program; and (iv) the capital intensive nature of operating modern, sophisticated fertility centers and the difficulty most physician groups have in accessing sufficient capital.

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

     (v) Increasing the Number of Shared Risk Refund Treatment Packages Sold and Managing the Associated Risk

     The Company will seek to increase the number of Shared Risk Refund treatment packages sold directly to consumers. The Shared Risk Refund program was established at Shady Grove Fertility Reproductive Science Center ("Shady Grove") - the leading fertility center in the metropolitan Washington, DC area, a FertilityPartner and a member of the IntegraMed Provider Network. Based on the experience at Shady Grove, the Company developed an actuarial model that allows pricing a treatment package to consumers. The Company's Shared Risk Refund program consists of a package that includes up to three cycles of in vitro fertilization with fresh embryos and three cycles with frozen embryos for one fixed price with a significant refund if the patient does not deliver a baby. Under this innovative financial program, the Company receives payment directly from consumers who qualify for the program and pays contracted fertility centers a defined reimbursement for each treatment cycle performed.

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

     (vi) Increasing Sales of Pharmaceutical Products and Services

     The Company will continue its efforts, all of which except (iv) below are outsourced to ivpcare, inc., to expand the pharmaceutical products and services line by: (i) providing Education Matters(TM) - a comprehensive patient educational support program; (ii) packaging products in the Cycle Kit(TM)- a unique packaging system that provides patients with all supplies and instructions for proper utilization of medication; (iii) minimizing cost to patients and payers by implementing Cycle Track(TM) - a fertility pharmaceutical case management system that dispenses only the required amount of medication for patients to complete their treatment; (iv) implementing an aggressive marketing and sales program in cooperation with ivpcare, inc. (the supplier of pharmaceuticals to IntegraMed Pharmaceutical Services, Inc., a wholly-owned subsidiary of the Company ("IPSI")); and (v) expanding the offering beyond the FertilityPartners centers to the entire IntegraMed Provider Network.

     (vii) Developing Internet-Based Access to Personalized Health Information

     The Company will continue to develop www.integramed.com as a leading fertility portal. The web site has provided a direct marketing infrastructure that allows the Company to offer efficient transaction processing capability for consumers and affiliated fertility centers. Currently consumers can participate in an on-line tutorial, subscribe to an on-line newsletter, apply for an appointment, apply for treatment financing, apply for the Shared Risk Refund program and apply to become an egg donor. All transactions are logged to an Oracle database housed in the Company's data center. In addition, contracted fertility centers receive patient inquiries and referrals as appropriate.

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

     (i) Administrative Services

     The Company provides administrative services to FertilityPartner centers, including: (i) accounting and finance services, such as billing and collections, accounts payable, payroll, and financial reporting and planning; (ii) recruiting, hiring, training and supervising all non-medical personnel; and
(iii) purchasing of supplies, pharmaceuticals, equipment, services and insurance.

     (ii) Access to Capital

     The Company provides FertilityPartner centers with a significant competitive advantage through immediate access to capital for expansion and growth. The Company also offers physician providers in its network rapid access to the latest technologies and facilities in order for them to provide a full spectrum of services and compete effectively for patients in the marketplace. For example, the Company has built several new facilities that include an embryology laboratory for certain fertility centers, thereby enabling them to expand their service offerings to include a number of services (including laboratory and ART services) which had previously been outsourced. The Company believes that access to these facilities and new technologies has improved the ability of the fertility centers to offer comprehensive high quality services, expand the revenue base per patient, and compete effectively.

   The Company provides fertility centers with accelerated operating capital through its receivable financing program. For a fertility center, this means access to funds upon billing for services rather than waiting for the collection of the accounts receivable which normally occurs 15 to 60 days after treatment.

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

FertilityPartners Contracts

     As of December 31, 2004, the Company had a FertilityPartners contract with seven fertility centers, which in turn employ and/or contract with the physicians.

   Current FertilityPartners Contracts

     As of December 31, 2004, the Company had contracts with seven fertility centers consisting of 30 locations in 10 states and the District of Columbia, as follows:

                                                                                                     Initial
                                                                         Number of              Business Services
              Fertility Centers                   State                  Locations                Contract Date
              -----------------                   -----                  ---------              -----------------

Reproductive Science Center of Boston........      MA, NH & RI              4                     July 1988

Reproductive Science Center of the Bay Area
   Fertility and Gynecology Medical Group....      CA                       3                     January 1997

Fertility Centers of Illinois................      IL                      10                     August 1997

Shady Grove Fertility Reproductive
   Science Centers...........................      MD, VA & DC              8                     March 1998

IVF Florida .................................      FL                       3                     April 2002

Reproductive Endocrine Associates of Charlotte     NC                       1                     September 2003

Seattle Reproductive Medicine................      WA                       1                     January 2004

In addition to the above seven fertility centers, effective January 1, 2005, the company contracted with an eighth clinic comprised of five locations and six physicians practicing in the Southern California market.

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

     Under all seven FertilityPartners agreements, the Company receives as compensation for its services a three-part fee comprised of: (i) a variable percentage of net revenues generally up to 6%; (ii) reimbursed costs of services (costs incurred in providing services to a fertility center and any costs paid on behalf of the fertility center); and (iii) a fixed percentage of earnings after the initial service fees which currently ranges from 10% to 20%.

     Recent changes to the FertilityPartners program follow:

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

     On January 1, 2004, the Company signed a FertilityPartners agreement with the Seattle, Washington based Seattle Reproductive Medicine, Inc., P.S. ("SRM") physician practice. Under the terms of this 15-year agreement, the Company's service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of SRM's earnings.

     On January 1, 2005, the Company signed a FertilityPartners agreement with the Reproductive Partners Medical Group, Inc ("RPMG") based in Southern California. Under the terms of this 25-year agreement, the Company's service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of RPMG's earnings.

     On November 25, 2002, IntegraMed announced the ending of its FertilityPartners agreement with RSA of New York. The agreement ended on November 15, 2003. RSA of New York serves the Long Island market and revenues for the four quarterly periods ending immediately prior to the announcement were $9.1 million. The program had a contribution of $750,000 for the same period.

     The Company reports all fees as "Revenues, net." Direct costs incurred by the Company in performing its services and costs incurred on behalf of the fertility centers are recorded in "cost of services incurred". The physicians receive as compensation all remaining earnings after payment of the Company's compensation.

   Physician Employment Agreements

     Employment agreements between the fertility centers and physicians generally provide for an initial term ranging from three to five years. The term may be automatically renewed at successive intervals unless the physician or the fertility center elects not to renew or such agreement is otherwise terminated for cause or the death or disability of a physician. The physicians are paid by the fertility center based upon either the number of procedures performed or other negotiated formulas agreed upon between the physicians and the fertility center, and the fertility centers provide the physicians with health, death and disability insurance and other benefits. The fertility centers are obligated to obtain and maintain professional liability insurance coverage, procured on behalf of the physicians. Pursuant to the employment agreements, the physicians agree not to compete with the fertility center with which they have contracted during the term of the agreement and for a certain period following the termination of such employment agreement. In addition, the agreements contain customary confidentiality provisions.

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

Pharmaceutical Services

     Our wholly-owned subsidiary, IPSI, markets fertility-related pharmaceutical products to patients and providers in the IntegraMed Provider Network. IPSI contracts with ivpcare, inc., a licensed pharmacy specializing in dispensing pharmaceutical products, which provides certain business services to IPSI.

Financing Subsidiary

     IntegraMed Financial Services, Inc. ("IFS"), a wholly owned subsidiary of the Company, arranges financing to qualified patients of the IntegraMed Provider Network at rates significantly lower than credit cards and other finance companies. IFS is administered by a third party vendor, which provides administrative management services to IFS. The loans are made to qualified patients by a third party bank. The patient makes payment directly to the medical practice. The bank pays a placement fee to the Company. Such revenue is recorded when the Company receives the cash at the time of closing the transaction.

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

Assisted Reproductive Technology Insurance Company

     As of January 1, 2005, the Company assisted in the organization of, and obtained a minority equity interest in, an offshore captive insurance company designed to offer malpractice insurance to members of its network. The majority of the equity of the captive insurance company is owned by physician practices which are members of the IntegraMed network. Beginning January 1, 2005, this captive insurance company began providing the majority of the malpractice insurance coverage to FertilityPartner members of the IntegraMed network.

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

Competition

     The business of providing health care services is intensely competitive and providers strive to find the most cost-effective method of providing quality health care. Although the Company focuses on medical groups that provide fertility and ART services, it competes for contracts with other health care services and management companies, as well as hospitals and hospital-sponsored management services organizations. If federal or state governments enact laws that attract other health care providers to the managed care market, the Company may encounter increased competition from other institutions seeking to increase their presence in the managed care market and which have substantially greater resources than the Company. There can be no assurance that the Company will be able to compete effectively with its current competitors. Nor can there be assurance that additional competitors will not enter the market, or that such competition will not make it more difficult to enter into Affiliate or FertilityPartner contracts on terms beneficial to the Company.

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

     Health Insurance Portability and Accountability Act. The recently enacted Health Insurance Portability and Accountability Act ("HIPAA") was designed to reduce the amount of administrative waste in healthcare today and to further protect the privacy of any patient's medical information. HIPAA regulations identify certain standards for both manual processes and automated processes and systems handling patient medical information. The HIPAA regulations relating to privacy of medical information were implemented on April 14, 2003. HIPAA regulations related to standard data formats and data sets for electronic transaction processing were implemented on October 16, 2003. Additional HIPAA regulations for security are scheduled to be implemented in April 2005. The HIPAA regulations may impose the need for additional required enhancements of the Company's internal systems. While the Company will incur costs to become compliant with the HIPAA regulations, management believes the regulations will not have a significant overall impact on the Company's results of operations.

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

Employees

     As of March 1, 2005, the Company had 800 employees. Of these, 763 are employed at the FertilityPartners contracted fertility centers and 37 are employed at the Company's headquarters, including 9 who are executive management. Of the Company's employees, 120 persons at the FertilityPartners contracted fertility centers are employed on a part-time basis. The Company is not a party to any collective bargaining agreement and believes its employee relationships are good.

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

                                                                              Pharmaceutical
                                                  Corporate       Services     Distribution   Consolidated
                                                  ---------       --------     ------------   ------------
For the Year ended December 31, 2004
     Percentage of total revenues...........           0.0%           85.4%          14.6%         100.0%
     Revenues...............................          $(21)        $91,936        $15,738        $107,653
     Cost of Services.......................            --          80,657         15,188          95,845
                                                     -----        --------       --------       ---------
     Contribution...........................           (21)         11,279            550          11,808

     General and administrative costs.......                                                        9,789
     Interest, net..........................                                                           36
                                                                                                ---------

     Income before income taxes.............                                                        1,983
                                                                                                 --------
     Depreciation expense included above....                                                        3,012
     Capital expenditures...................           543           7,119             --           7,662
     Total assets...........................        13,016          40,051          8,778          61,845

For the Year ended December 31, 2003
     Percentage of total revenues...........          (0.2)%         82.8%           17.4%         100.0%
     Revenues...............................      $   (182)        $77,571        $16,301         $93,690
     Cost of Services.......................            --          67,403         15,830          83,233
     Contribution...........................          (182)         10,168            471          10,457

     General and administrative costs.......                                                        8,761
     Interest, net..........................                                                         (16)
                                                                                                ---------

     Income before income taxes.............                                                        1,712
                                                                                                ---------
     Depreciation expense included above....                                                        2,163
     Capital expenditures...................           440          7,195              --           7,635
     Total assets...........................         8,753         43,491           3,050          55,294

For the Year ended December 31, 2002
     Percentage of total revenues...........          (0.4)%         78.0%           22.4%         100.0%
     Revenues...............................      $   (322)       $68,813         $19,709         $88,200
     Cost of Services.......................            --         59,953          18,396          78,349
     Contribution...........................          (322)         8,860           1,313           9,851

     General and administrative costs.......                                                        8,097
     Interest, net..........................                                                           52
                                                                                                ---------

     Income before income taxes.............                                                        1,702
                                                                                                ---------
     Depreciation expense included above....                                                        2,162
     Capital expenditures...................           238          1,792              --           2,030
     Total assets...........................        10,214         35,403           1,827          47,444


Significant Service Contracts

     For the years ended December 31, 2004, 2003, and 2002 the following fertility centers each individually provided greater than 10% of the Company's Revenues, net and/or contribution as follows:

                                           Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2004      2003       2002         2004      2003       2002
                                        -------   ------     ------       -------   ------     ------
     Boston.........................     11.3      10.4       10.8         13.4       13.9      14.2
     Long Island....................      --        5.1       10.0          --         6.4       5.2
     Illinois.......................     25.6      27.9       27.7         22.3       26.4      31.0
     Shady Grove....................     21.5      20.7       17.7         24.9       25.0      26.3
     Bay Area.......................      7.7       7.7        7.4          6.8        8.6      10.9

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

ITEM  3. Legal Proceedings

     In June 2002, the Company was served with a complaint, captioned WINFertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company had retained WINFertility in April 2001 to provide claims management services in connection with the Company's Shared Risk Refund Program. WINFertility failed to provide the services for which the Company contracted and the Company terminated the contract in May 2002. Subsequent legal proceedings were resolved in January 2005. A judgment for $246,000 was rendered against the Company in January 2005, primarily because the jury found the Company failed to give the required 30-day notice of termination under the agreement.


     On November 12, 2003 an action captioned South Broward Hospital District vs. Wayne S. Maxson, M.D. et. al. was filed against, among others, the Company and one of its FertilityPartners, in the Broward County Florida Circuit Court alleging that the Company had interfered with the contractual relationship between the Hospital and certain individuals. The Company and the other defendants have filed a motion to dismiss the Complaint, which is scheduled to be heard in March 2005. Moreover, the Company believes that if the Company's motion to dismiss is denied, the Company has meritorious defenses to the claims and that the likelihood of the suit having a material adverse effect on the financial position, results of operations or the cash flow of the Company is remote.

     There are other minor legal proceedings to which the Company is a party. In the Company's opinion, the claims asserted and the outcome of such proceedings will not have a material adverse effect on the financial position, results of operations or the cash flow of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
                                   Securities

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

                                                Common Stock
                                             -----------------
                                             High          Low
                                             ----         ----
         2003
         ----
         First Quarter....................   6.60         4.75
         Second Quarter...................   6.35         4.76
         Third Quarter....................   7.50         5.03
         Fourth Quarter...................   7.30         6.00

         2004
         ----
         First Quarter....................   8.44         6.12
         Second Quarter...................   8.25         5.71
         Third Quarter....................   7.31         5.50
         Fourth Quarter...................  13.26         5.91


      On March 11, 2005, there were approximately 80 holders of record of the Common Stock and approximately 2,600 beneficial owners of shares registered in nominee or street name.

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

                                                                                  Number of securities
                              Number of Securities                                remaining available for
                               to be issued upon           Weighted-average       future issuance under
                               exercise of                 exercise price of      equity compensation plans
                               outstanding options,        outstanding options,   (excluding securities
      Plan Category            warrants and rights         warrants and rights    reflected in column (a)
      -------------            -------------------         -------------------    -----------------------
                                       (a)                       (b)                        (c)
      Equity compensation
      plans approved by
      security holders........    467,770                      $4.80                    73,734

      Equity compensation
      plans not approved
      by security holders.....         --                        --                         --
                                  -------                      -----                    ------

         Total................    467,770                      $4.80                    73,734
                                  =======                      =====                    ======


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

      During 2002, the Company took advantage of market conditions and engaged in a private placement of its Common Stock and issued 220,000 shares of Common Stock and 88,000 warrants to purchase Common Stock with a net market value of $1,375,000. The warrants became exercisable on January 31, 2003 and expire on January 31, 2006. The Company filed a registration statement to cover the resale of the Common Stock and the resale of the Common Stock underlying the warrants. The additional equity raised was intended for general corporate purposes. In addition, 17,600 warrants were issued to the underwriter of the private placement, which became exercisable July 30, 2002 and expire July 30, 2007.

      In 2003, the Company issued an aggregate of 58,345 shares of restricted Common Stock to members of the Company's Board of Directors and officers of the Company. These shares had a market value on the date of issuance of $417,000.

      In 2004, the Company issued an aggregate of 33,000 shares of restricted Common Stock to members of the Company's Board of Directors and officers of the Company. These shares had a market value on the date of issuance of $211,000.

ITEM 6.  Selected Financial Data

      The following selected financial data (for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 are derived from the Company's consolidated financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data :
                                                                           December 31,
                                                -------------------------------------------------------------
                                                  2004         2003           2002         2001        2000
                                                --------     --------      ---------    ---------   ---------
                                                            (in thousands, except per share amounts)
Revenues, net................................  $107,653       $93,690        $88,200      $73,898     $56,999
Costs of services incurred...................    95,845        83,233         78,349       64,013      48,805
                                               --------      --------        -------      -------     -------
Contribution.................................    11,808        10,457          9,851        9,885       8,194
General and administrative expenses..........     9,789         8,761          8,097        7,827       5,880
Total other expenses, net....................        36           (16)            52          102         210
                                               --------      --------        -------      -------     -------
Income before taxes..........................     1,983         1,712          1,702        1,956       2,104
Provision (benefit) for income taxes.........       797           668            562       (4,557)        187
                                               --------      --------        -------      -------     -------
Net income...................................     1,186         1,044          1,140        6,513       1,917
Less: Dividends paid and/or accrued on
   Preferred Stock...........................        --            --             69          133         133
                                               --------      --------        -------      -------     -------
Net income applicable to Common
   Stock ....................................    $1,186      $  1,044       $  1,071      $ 6,380      $1,784
                                                  =====      ========       ========      =======      ======

Basic EPS....................................     $0.33     $    0.31      $    0.33     $   2.07     $  0.43
                                                  =====     =========      =========     ========     =======
Diluted EPS..................................     $0.32     $    0.29      $    0.31     $   2.01     $  0.43
                                                  =====     =========      =========     ========     =======

Weighted average shares - basic..............     3,554         3,413          3,195        3,081       4,110
                                                  =====     =========      =========    =========     =======
Weighted average shares  - diluted...........     3,716         3,586          3,468        3,175       4,172
                                                  =====     =========      =========    =========     =======

Balance Sheet Data:
                                                                           December 31,
                                                 -------------------------------------------------------------
                                                  2004         2003            2002         2001         2000
                                                 ------      --------       ---------     --------     -------
                                                                          (in thousands)

Working capital (1)..........................      $302        $3,294         $2,939     $  4,208    $  4,943
Total assets ................................    61,845        55,294         47,444       44,621      38,845
Total indebtedness...........................     5,240         7,511          1,410        2,691       3,569
Accumulated deficit..........................   (13,430)      (14,616)       (15,660)     (16,800)    (23,313)
Shareholders' equity.........................    34,443        32,850         31,557       30,615      25,987

 (1) Represents current assets less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three years ended December 31, 2004. It should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto and other financial and operating information included in this Form 10-K.

Overview

     IntegraMed America, Inc. (the "Company") offers products and services to patients and providers in the fertility industry. The IntegraMed Network is comprised of twenty-five fertility centers in major markets across the United States, pharmaceutical products and services, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Seventeen Affiliate fertility centers purchase discrete service packages provided by the Company and seven fertility centers (eight as of January 1, 2005) have access to the entire portfolio of products and services under the comprehensive FertilityPartners(TM) program. All twenty-five centers have access to the Company's consumer services, principally pharmaceutical products and patient financing products.

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

 Major events impacting financial condition and results of operations

     On April 26, 2002, the Company signed a FertilityPartners agreement with the Margate, Florida based Northwest Center for Infertility and Reproductive Endocrinology ("NCIRE"). Under the terms of the 15-year agreement, the Company's service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of NCIRE earnings. The Company invested approximately $2 million to fund the construction and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for NCIRE and its patients.

     On July 30, 2002, the Company completed a private placement of 220,000 shares of its Common Stock at $6.25 per share and warrants to purchase 88,000 shares of Common Stock at an exercise price of $9.00 per share, resulting in gross proceeds of $1,375,000. The warrants become exercisable commencing January 31, 2003 and will expire on January 31, 2006. Additionally, warrants to purchase 17,600 shares of Common Stock at an exercise price of $6.25 per share were issued to the underwriter in connection with the private placement. These warrants became exercisable July 30, 2002 and will expire on July 30, 2007.

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

     During 2003, the Company negotiated revised fee structures on three of its existing FertilityPartner contracts. In all three of these contracts, the timetable for the phase-in of that portion of the fee reductions which are based on the earnings of the underlying fertility centers was delayed by one year. Beginning in the year 2006, two of these revised contracts, also contain a maximum limit on the amount of fees the Company can earn, which are based on the earnings of the underlying fertility centers. These maximum limitations are below the fees earned by the Company on these portions of the contracts in 2004. The third contract contains no maximum limitation. The Company believes that these fee limitations will be more than offset by volume based increases in fees earned in other areas of its existing contracts, the sale of new FertilityPartner contracts and growth in its FertilityDirect business unit.

     In July 2003, the Company amended its existing credit agreements with FLEET NATIONAL BANK, a Bank of America Company (Fleet). The amended agreement is comprised of a renewal of the Company's $7.0 million three-year working capital revolver and a new $5.75 million three year term loan, of which $0.75 million was used to retire the outstanding balance on the Company's previous term loan. The Company believes that these credit facilities will be sufficient to fund its current operational, capital investment and acquisition plans.

     On September 1, 2003, the Company signed a FertilityPartners agreement with the Charlotte, North Carolina based Reproductive Endocrinology and Andrology of Charlotte ("REACh") physician practice. Under the terms of this 15-year agreement, the Company's service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of REACh's earnings. The Company also committed up to $2 million to fund the construction and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for REACh and its patients.

     On January 1, 2004, the Company signed a FertilityPartners agreement with the Seattle, Washington based Seattle Reproductive Medicine, Inc., P.S. ("SRM") physician practice. Under the terms of this 15-year agreement, the Company's service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of SRM's earnings. The Company also committed up to $2 million to fund the construction and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for SRM and its patients. Based on the terms of this transaction, IntegraMed was paid a fixed service fee for approximately eleven months of 2004 until the new facility was fully operational in December 2004. Upon becoming fully operational, IntegraMed's service fees reverted to the fee structure described above.

     Effective January 1, 2005, the Company signed a FertilityPartner agreement to supply a complete range of business, marketing and facility services to the Reproductive Partners Medical Group, Inc., a fertility practice comprised of six physicians in the Southern California market. Under the terms of this 25-year agreement, IntegraMed has committed up to $0.5 million to fund any necessary capital needs of the practice. Based on the terms of the transaction, IntegraMed service fees will be comprised of the Company's standard reimbursed costs of services, a variable percentage of revenues, plus an additional fixed percentage of the center's earnings. The Company expects this transaction to be immediately accretive to earnings.

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

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated. The Company principally derives its revenues from FertilityPartners contracts, the sale of pharmaceutical products and fees from patients enrolling in its Shared Risk Refund program. The Company does not have a controlling financial interest in any of the medical practices to which it provides services and as such does not consolidate their results.

     Use of Estimates--

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The most significant estimates include the allowance for uncollectibles related to pharmaceutical sales, the reserve for estimated refunds due to pregnancy loss in our Shared Risk Refund Program and the valuation allowance related to our deferred tax assets. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

   Revenue and cost recognition --

   FertilityPartners service fees

     As of December 31, 2004, the Company provided comprehensive services to fertility centers under seven FertilityPartners contracts. Under all seven agreements, the Company receives as compensation for its services a three-part fee comprised of: (i) a tiered percentage of net revenues, (ii) reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center) and (iii) a fixed percentage of earnings after services fees.

     All revenues from FertilityPartners service fees are recorded in the period services are rendered. Direct costs incurred by the Company in performing its services and costs incurred on behalf of the medical practices are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed.

     Pharmaceutical Sales

     The Company distributes fertility related pharmaceutical products through IntegraMed Pharmaceutical Services, Inc., ("IPSI"). The Company has a servicing arrangement with ivpcare, inc., to fulfill the purchase and distribution of those pharmaceuticals. IPSI accepts patient orders, verifies patient insurance coverage where applicable and ships prescription-based pharmaceuticals directly to patients of certain affiliated fertility centers. Revenue is derived from the sales of these pharmaceuticals and is recorded, along with the related costs including the fee due ivpcare, when title and risk of loss pass to the customers, which is when shipments are made. The cost of pharmaceutical products purchased is recorded as a cost of sales and is not offset against revenues.

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

   Exclusive Service Rights --

     Exclusive service rights represent costs incurred by the Company for the right to service certain fertility centers and are valued at cost less accumulated amortization, which is provided on a straight-line basis over the service length of the contract, usually ten to twenty-five years. The Company periodically reviews exclusive business service rights to assess recoverability; a change would be recognized in the consolidated statement of operations if an impairment was determined to have occurred. Recoverability is determined based on undiscounted expected earnings from the related business over the remaining amortization period.

Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statement of Operations for the years ended December 31, 2004, 2003 and 2002:

                                                                               2004           2003         2002
                                                                             -------        -------      -------
         Revenues, net (see Note 2):
             FertilityPartners service fees............................        80.0%           79.4%        75.8%
             Pharmaceutical Sales......................................        14.6%           17.4%        22.3%
             FertilityDirect revenues..................................         5.4%            3.2%         1.9%
                                                                               -----          ------       ------
              Total revenues...........................................        100.0%         100.0%       100.0%

         Costs of services incurred:
              FertilityPartners service fees...........................        71.3%           69.9%        66.0%
              Pharmaceutical Sales.....................................        14.1%           16.9%        21.5%
              FertilityDirect revenues.................................         3.6%            2.1%         1.3%
                                                                               -----           -----        -----
                Total costs of services incurred.......................        89.0%           88.9%        88.8%

         Contribution:
              FertilityPartners service fees...........................         8.7%            9.5%         9.8%
              Pharmaceutical Sales.....................................         0.5%            0.5%         0.9%
              FetilityDirect revenues..................................         1.8%            1.1%         0.5%
                                                                               -----           -----        -----
                Total contribution.....................................        11.0%           11.1%        11.2%

         General and administrative expenses...........................         9.1%            9.3%         9.2%
         Interest income...............................................        (0.2)%          (0.1)%       (0.1)%
         Interest expense..............................................         0.3%            0.1%         0.2%
                                                                              -----           -----        -----
                Total other expenses...................................         9.2%            9.3%         9.3%

         Income from operations before income taxes....................         1.8%            1.8%         1.9%
         Income tax provision..........................................         0.7%            0.7%         0.6%
                                                                              -----           -----        -----
         Net income ...................................................         1.1%            1.1%         1.3%

     Calendar Year 2004 Compared to Calendar Year 2003

     Revenues for the year ended December 31, 2004 increased by a net $14.0 million, or 14.9%, from the year ended 2003. The main factors contributing to this net increase were:

(i) Revenues at FertilityPartner centers increased by $11.7 million, or 15.7%. This increase was largely driven by growth in patient volume resulting from organic growth from existing clinics as well as geographic expansion from new FertilityPartner agreements. Mature FertilityPartner clinics (i.e., those established prior to 2003) grew by $6.0 million. The two FertilityPartners agreements with clinics in North Carolina and Washington State, signed subsequent to January 1, 2003, generated revenues of $6.9 million in 2004 and $1.2 million in 2003. Revenues for 2003 also included $4.8 million related to our FertilityPartner agreement with RSA of New York, which terminated in June 2003.

(ii) Revenue at the Company's pharmaceutical unit decreased by $0.6 million, or 3.5%. This reduction in revenue was the result of the Company's decision in mid-2003 to de-emphasize the sale of certain high volume products due to the lack of profitability. Subsequent to this decision, revenues at our pharmaceutical unit have substantially recovered, with revenues for the fourth quarter of 2004 rising $0.5 million above the same period in 2003.

(iii) FertilityDirect revenues, which are comprised primarily of the Company's Shared Risk Refund program and membership fees from affiliated clinics, increased by $2.9 million, or 95.8% from prior year levels. The Company anticipates continued growth from its FertilityDirect programs and is planning additional marketing initatives in this area.

     Contribution of $11.8 million in 2004 was up approximately $1.4 million, or 12.9% from 2003. As a percentage of revenue, the contribution margin remained substantially unchanged at 11.0% in 2004 vs. a margin of 11.1% in 2003. The following factors had a significant impact on contribution in 2004:

     (i) Contribution generated by the Company's FertilityPartners increased by $0.4 million in 2004, despite a decline in margin to 10.9% from 12.0% in 2003. The higher aggregate volume growth in both revenue and contribution, coupled with slightly lower margin rates, reflect the effect of the Company's previously disclosed fee structure, negotiated in 2001, which called for reduced fees to be phased in over a number of years, and was designed to spur higher gross revenues and market share. Contribution amounts for 2003 also included $0.6 million related to our FertilityPartner agreement with RSA of New York which terminated in June 2003.

     (ii) Pharmaceutical contribution increased by $0.1 million, or 16.7%, during 2004, with margin rates rising to 3.5% in 2004 vs. 2.9% in the prior year. The increased contribution and margin reflect the positive impact of our decision in mid-2003 to re-focus our product mix on a higher yielding suite of pharmaceuticals.


     (iii) Contribution in the Company's FertilityDirect program increased $0.8 million, or 78.2% in 2004 vs 2003. This increase was the result of continued growth in Shared Risk Refund patient volume as well as a higher monthly fee structure for affiliated clinics.

     General and Administrative expenses increased by $1.0 million, to $9.8 million in 2004. As a percentage of net revenues, General and Administrative costs declined to 9.1% of revenues in 2004, from 9.3% in 2003. Increased General and Administrative support costs are largely the result of additional marketing expenses designed to boost patient volume and added costs associated with new regulatory compliance requirements.

     Interest income increased to $259,000 for the year ended December 31, 2004, from $125,000 in 2003. This increase is attributable to additional interest income earned on capital investments at several FertilityPartner clinics which experienced new facility build-outs, or extensive expansion of existing facilities, in 2004. Interest expense increased to $295,000 for the year ended December 31, 2004 from $109,000 in 2003, primarily as a result of interest charges on the outstanding portion of our revolving line of credit.

     The provisions for income tax were approximately $0.8 million in 2004 and $0.76 million in 2003. There were no Federal income tax payments during 2004, or 2003, due to the utilization of the Company's net operating loss carry forwards. The Company's effective tax rate for 2004 was approximately 40.2% and reflects a provision for current state taxes as well as amortization of the Company's deferred Federal tax asset.

     Calendar Year 2003 Compared to Calendar Year 2002

     Revenues for the year ended December 31, 2003 increased by a net $5.5 million, or 6.2%, from the year ended 2002. The main factors contributing to this net increase were:

     (i) Revenues at FertilityPartner centers increased by $7.6 million, or 11.3%. This increase was largely driven by increased patient volume resulting from intensified marketing campaigns, above average pregnancy rates for infertility treatment, and in some cases, the addition of new physicians to the practice and new agreements. The mature (FertilityPartner agreement established prior to 2002) centers grew $6.6 million. The FertilityPartners agreement signed with NCIRE in April 2002, contributed a full years revenue of $6.1 million vs. approximately $2.3 million in the year ended December 31, 2002 The FertilityPartners agreement signed with REACh in September 2003 contributed $1.2 million in revenues in 2003, Revenues from these new FertilityPartner agreements were partially offset by the termination of our FertilityPartner agreement with RSA of New York in June of 2003. The RSA agreement generated revenues of $4.8 million in 2003 vs. revenues of $8.8 million in 2002.

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

     Contribution of $10.5 million in 2003 was up $0.6 million, or 6.1% from 2002 levels. As a percentage of revenue, the contribution margin remained unchanged at 11.2% for both 2003 and 2002 results. The following factors had a significant effect on contribution in 2003:

     (i) Contribution generated by the Company's FertilityPartners increased by $0.3 million in 2003, despite a decline in margin to 12.0% from a 12.9% level in 2002. Higher aggregate contributions levels were generated by strong patient volume growth among the FertilityPartner clinics. However margin rates declined slightly due to the effect of the Company's previously disclosed fee structure, negotiated in 2001, which called for reduced fees to be phased in over a number of years. The mature centers contribution fell $0.2 million. The FertilityPartners agreement signed with NCIRE in April 2002, contributed a full years contribution of $0.6 million vs. approximately $0.3 million in the year ended December 31, 2002. The FertilityPartners agreement signed with REACh in September 2003 contributed $0.1 million in contribution in 2003. Contribution for the terminated FertilityPartner agreement with RSA of New York generated contribution of $0.6 million in 2003 vs. contribution of $0.5 million in 2002.

     (ii) Pharmaceutical contribution declined by $0.3 million, or 39.1%, during 2003 and margin rates slipped to 2.9% from 3.9% in the prior year. The decline in contribution was a result of the Company's decision to de-emphasize certain specific high volume pharmaceuticals products, which became unprofitable due to manufacturer pricing increases coupled with insurance reimbursement reductions. The Company believes these pricing issues have been resolved by payers acceptance of increased prices and anticipates its pharmaceutical margin to improve in 2004.

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

Off-balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we are not involved in any material unconsolidated SPE transactions.

 Liquidity and Capital Resources

     Historically, the Company has financed its operations by the sale of equity securities, issuance of notes and internally generated resources. In addition, the Company also uses bank financing for working capital and business development. The Company's working capital decreased to $0.3 million as of December 31, 2004 from $3.3 million as of December 31, 2003 mainly as a result of the $4.7 increase in the liability for patient deposits, which are prepayments for future medical services, only partially offset by other normal changes in current assets and current liabilities caused by the timing of collections and payments. The Company believes that working capital and, specifically, cash and cash equivalents remain at adequate levels to fund the Company's operations. As of December 31, 2004, the Company did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements, however, it has budgeted upcoming capital expenditures of approximately $3.0 million for 2005. These expenditures are primarily related to the expansion of the Company's existing FertilityPartners centers, including the construction of new satellite clinics in Illinois and Washington State, as well as upgrades to existing clinics. The Company believes that the cash flows from its operations plus its available credit facility will be sufficient to provide for its future liquidity needs for the next twelve months.

     In July 2003, the Company amended its existing credit facility with Fleet. The amended facility is comprised of a $7.0 million three-year working capital revolver and a $5.75 million 3 year term loan, of which approximately $4.0 million remained outstanding with a remaining term of approximately 1.5 years as of December 31, 2004. Proceeds of $0.75 million from the new $5.75 million term loan were immediately used to repay an outstanding balance of $0.75 million on the Company's previous term loan with Fleet. Each component of this credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at the Company's option, plus a margin, which is dependent upon a leverage test, ranging from 2.25% to 2.75% in the case of LIBOR-based loans. Prime based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2004, interest on both the term loan and working capital revolver was payable at a rate of approximately 4.45%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of December 31, 2004, under the working capital revolver the full amount of $7.0 million was available, of which the Company had drawn $1.0 million for general corporate purposes. The remaining working capital revolver balance of $6.0 million is available to the Company. The Fleet credit facility is collateralized by all of the Company's assets. As of December 31, 2004, the Company was in full compliance with all applicable debt covenants.

         The Company is also continuously reviewing its credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments:

   The following summarizes the Company's contractual obligations and other commercial commitments at December 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                               Payments Due by Period
                                                               ----------------------

                                      Total     Less than 1 year      1 - 3 years    4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------

Notes Payable.................    $ 5,476,000       $2,316,000        $3,160,000      $       --     $       --
Capital lease obligations.....        214,000           68,000           146,000              --             --
Operating leases..............     32,257,000        5,051,000        10,259,000       8,807,000      8,140,000
FertilityPartners capital and
    other obligations.........      3,528,000        3,528,000
Total contractual cash
    obligations...............    $41,475,000      $10,963,000       $13,565,000      $8,807,000     $8,140,000

                                                      Amount of Commitment Expiration Per Period
                                                      ------------------------------------------

                                       Total      Less than 1 year    1 - 3 years   4 - 5 years      After 5 years
                                   -------------  ----------------   -------------  -------------    -------------
Lines of credit...............   $  7,000,000      $        --        $7,000,000      $       --     $       --


     The Company also has commitments to provide accounts receivable financing under its FertilityPartners agreements. Generally, the Company's financing of this receivable occurs on or before the 20th business day of each month. The medical practice's repayment priority consists of the following:

     (i) Reimbursement of expenses that the Company has incurred on their behalf;

     (ii) Payment of the base or, if applicable, the variable portion of the Service Fee which relates to the FertilityPartners revenues; and

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

New Accounting Standards

     In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment", revising Statement No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments and include these costs in the financial statements. Statement No. 123(R) applies to all stock awards granted after the effective date and all outstanding and unvested share-based payment awards as of the effective date. Statement No. 123(R) is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company does not expect the impact of implementing Statement No. 123(R) to be material as it had previously adopted the fair value expense recognition provisions of FAS No. 148.

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

 ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Our interest expense is sensitive to changes in the general level of interest rates. At December 31, 2004 we had an oustanding balance of $1,000,000 under a working capital revolver and $4,025,000 under a term loan. Both borrowings have a remaining term of approximately 1.5 years. Each borrowing bears interest at LIBOR plus a margin. At December 31, 2004, both borrowings had an interest rate of approximately 4.45%. A one percent change in interest rates would impact pre-tax income by approximately $50,000 and net income by approximately $30,000. The Company has not entered into any interest rate swap transactions.

ITEM 8.    Financial Statements and Supplementary Data

     See Index to Financial Statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2004 (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective.

     Changes in Internal Control over Financial Reporting - There were no changes during our fourth quarter ended December 31, 2004 that have materially affected, or is reasonably likely to effect, our internal control over financial reporting.

ITEM 9B.  Other Information

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Information with respect to the executive officers and directors of the Company is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 24, 2005.

     The Company has an Audit Committee comprised solely of independent directors, one of whom is a financial expert, as defined by Item 401 of Regulation S-K. The members of the Audit Committee are identified under the Committees of the Board Section of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 24, 2005 and is incorporated herein by reference.

     The Company has adopted a Code of Ethics applicable to directors and principal executive, financial and accounting officers of the Company. Such Code of Ethics is available at the Company's website http://www.integramed.com.

ITEM 11. Executive Compensation

     This information is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 24, 2005.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

     This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 24, 2005.

ITEM 13. Certain Relationships and Related Transactions

     This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 24, 2005.

ITEM 14. Principal Accountant Fees and Services

     This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 24, 2005.

                                     PART IV

ITEM 15.  Exhibits and Financial Statement Schedule

         (a)   (1)    Financial Statements.

               (2) The exhibits that are listed on the Index to Exhibits herein which are filed herewith as a management agreement or compensatory plan or arrangement are: 10.61(f); 10.95(d); 10.105(g); 10.113(j); 10.118(c); 14.1.

         (b)Exhibits. The list of exhibits required to be filed with this Annual Report on Form 10-K is set forth in the Index to Exhibits herein.

                                         FINANCIAL STATEMENTS

                              Item 8 and 15 (a)(1)

                                    Contents

                                                                           Page
                                                                           ----
INTEGRAMED AMERICA, INC.

   Report of Independent Registered Public Accounting Firm.............    F-2
   Consolidated Balance Sheets as of December 31, 2004 and 2003........    F-3
   Consolidated Statements of Operations for the years ended
      December 31, 2004, 2003 and 2002.................................    F-4
   Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 2004, 2003 and 2002.....................    F-5
   Consolidated Statements of Cash Flows for the years ended
      December 31, 2004, 2003 and 2002.................................    F-6
   Notes to Consolidated Financial Statements..........................    F-7

FINANCIAL STATEMENT SCHEDULE

        Report of Independent Registered Public Accounting Firm
           on Financial Statement Schedule II..........................    S-1
        Valuation and Qualifying Accounts..............................    S-2

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of IntegraMed America, Inc.:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IntegraMed America, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 and 15 (a) (1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
    --------------------------



Boston, Massachusetts
February 16, 2005



                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all amounts in thousands, except share amounts)

                                                                                             December 31,
                                                                                          ---------------
                                                                                          2004       2003
                                                                                          ----       ----
                                     ASSETS
Current assets:
   Cash and cash equivalents .......................................................   $ 11,300    $  6,885
   Due from Medical Practices, net (see Note 2) ....................................      8,130       8,918
   Pharmaceutical sales accounts receivable, net ...................................      1,259       1,484
   Deferred taxes, net (see Note 9) ................................................      1,950         948
   Prepaids and other current assets ...............................................      2,043       3,264
                                                                                       --------    --------
       Total current assets ........................................................     24,682      21,499

   Fixed assets, net (see Note 6) ..................................................     14,868      10,218
   Exclusive Service Rights and other intangibles, net (see Note 5) ................     20,519      20,504
   Deferred taxes, net (see Note 9) ................................................      1,366       2,795
   Other assets ....................................................................        410         278
                                                                                       --------    --------
       Total assets ................................................................   $ 61,845    $ 55,294
                                                                                       ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................   $    519    $    167
   Accrued liabilities (see Note 7) ................................................      7,451       5,274
   Current portion of long-term notes payable and other obligations (see Note 8) ...      2,218       3,272
   Patient deposits (see Note 2) ...................................................     14,193       9,492
                                                                                       --------    --------
       Total current liabilities ...................................................     24,381      18,205
                                                                                       --------    --------

Long-term notes payable and other obligations (see Note 8) .........................      3,021       4,239
                                                                                       --------    --------

Commitments and Contingencies (see Note 14)

Shareholders' equity:
   Common Stock, $.01 par value - 15,000,000 and 50,000,000 shares authorized in
     2004 and 2003 respectively; and 3,647,282 and 3,544,292 shares issued and
     outstanding in 2004 and 2003, respectively ....................................         36          35
   Capital in excess of par ........................................................     48,467      48,172
   Deferred Compensation ...........................................................       (293)       (315)
   Treasury stock, at cost - 40,547 and 89,595 shares in 2004 and 2003, respectively       (337)       (426)
   Accumulated deficit .............................................................    (13,430)
                                                                                       --------    --------
       Total shareholders' equity ..................................................     34,443      32,850
                                                                                       --------    --------

       Total liabilities and shareholders' equity ..................................   $ 61,845    $ 55,294
                                                                                       ========    ========

        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)

                                                                            For the years ended December 31,
                                                                           ----------------------------------
                                                                             2004          2003         2002
                                                                           --------      -------      -------
Revenues, net (see Note 2)
   FertilityPartners service fees .....................................   $  86,079    $  74,408    $  66,837
   Pharmaceutical sales ...............................................      15,738       16,301       19,709
   FertilityDirect revenues ...........................................       5,836        2,981        1,654
                                                                          ---------    ---------    ---------
      Total revenues ..................................................     107,653       93,690       88,200
                                                                          ---------    ---------    ---------

Costs of services and sales:
   FertilityPartners center costs .....................................      76,705       65,479       58,193
   Pharmaceutical costs ...............................................      15,188       15,830       18,936
   FertilityDirect costs ..............................................       3,952        1,924        1,220
                                                                          ---------    ---------    ---------
      Total costs of services and sales ...............................      95,845       83,233       78,349
                                                                          ---------    ---------    ---------

Contribution
   FertilityPartners center contribution ..............................       9,374        8,929        8,644
   Pharmaceutical contribution ........................................         550          471          773
   FertilityDirect contribution .......................................       1,884        1,057          434
                                                                          ---------    ---------    ---------
      Total contribution ..............................................      11,808       10,457        9,851
                                                                          ---------    ---------    ---------

General and administrative expenses ...................................       9,789        8,761        8,097
Interest income .......................................................        (259)        (125)        (103)
Interest expense ......................................................         295          109          155
                                                                          ---------    ---------    ---------
   Total other expenses ...............................................       9,825        8,745        8,149
                                                                          ---------    ---------    ---------

Income before income taxes ............................................       1,983        1,712        1,702
Income tax provision (see Note 9) .....................................         797          668          562
                                                                          ---------    ---------    ---------

Net income ............................................................       1,186        1,044        1,140
Less: Dividends paid and/or accrued on Preferred Stock ................        --           --             69
                                                                          ---------    ---------    ---------
Net income applicable to Common Stock .................................   $   1,186    $   1,044    $   1,071
                                                                          =========    =========    =========

Basic and diluted net earnings per share of Common Stock (see Note 10):
     Basic earnings per share .........................................   $    0.33    $    0.31    $    0.33
                                                                          =========    =========    =========
     Diluted earnings per share .......................................   $    0.32    $    0.29    $    0.31
                                                                          =========    =========    =========

Weighted average shares - basic .......................................       3,554        3,413        3,195
                                                                          =========    =========    =========
Weighted average shares - diluted .....................................       3,716        3,586        3,468
                                                                          =========    =========    =========



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)

                               Cumulative Convertible
                                   Preferred Stock     Common Stock     Capital in    Accumulated    Treasury Stock    Deferred
                                 Shares     Amount    Shares   Amount  Excess of Par    Deficit       Shares Amount  Compensation
                                 ------     ------    ------   ------  -------------    -------       -------------  ------------

BALANCE AT DECEMBER 31, 2001       166       $166    3,058     $   31      $47,218    $(16,800)        --    $  --      $   --
Issuance of Common Stock            --         --       --         --           45          --         --       --          --
Issuance of Restricted Stock Grants --         --       45         --          248          --         --       --          --
Options and warrants exercised      --         --       31          1          100          --         --       --          --
Secondary Offering                  --         --      220          2        1,136          --         --       --          --
Dividends paid to preferred
    shareholders..                  --         --       --         --          (69)         --         --       --          --
Purchase of Preferred Stock       (166)      (166)      --         --       (1,495)         --         --       --          --
Net income                          --         --       --         --           --       1,140         --       --          --
                                  ----      -----  -------    -------      -------    --------        ---    -----       -----

BALANCE AT DECEMBER 31, 2002        --      $  --    3,354     $   34      $47,183    ($15,660)        --    $  --      $   --
Issuance of Restricted Stock Grants --         --       58         --          417          --         --       --          --
Options and warrants exercised      --         --      132          1          146          --         --       --          --
Treasury Stock transactions, net    --         --       --         --          426          --         90     (426)         --
Stock Grants issued, net            --         --       --         --           --          --         --       --         (440)
Stock Grant amortization            --         --       --         --           --          --         --       --          125
Net income                          --         --       --         --           --       1,044         --       --           --
                                  ----      -----  -------    -------      -------    --------        ---    -----        -----

BALANCE AT DECEMBER 31, 2003        --      $  --    3,544     $   35      $48,172    $(14,616)        90    $(426)      $(315)
Issuance of Restricted Stock Grants --         --       33         --          211          --         --       --          --
Options and warrants exercised      --         --      210          2          907          --         --       --          --
 Treasury Stock transactions, net   --         --     (140)        (1)        (823)         --        (49)     (89)         --
Stock grants issued, net            --         --       --         --           --          --         --       --         (219)
Stock grant amortization            --         --       --         --           --          --         --       --          241
Net income                          --         --       --         --           --       1,186         --       --           --
                                  ----      -----  -------    -------      -------    --------        ---    -----        -----

BALANCE AT DECEMBER 31, 2004        --      $  --    3,647         36      $48,467    $(13,430)        41    $(337)       $293
                                  ====      =====   ======    =======      =======    ========        ===    =====        ====


        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)


                                                                        For the years ended December 31,
                                                                      -----------------------------------
                                                                        2004         2003         2002
                                                                      -------      ---------    ---------
Cash flows from operating activities:
    Net income .....................................................   $  1,186    $  1,044    $  1,140
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization ................................      4,239       3,342       3,590
      Deferred income tax provision ................................        427         537         811
      Deferred compensation ........................................        241         125         336
    Changes in assets and liabilities Decrease (increase) in assets:
         Due from Medical Practices ................................        788      (3,621)       (351)
         Pharmaceutical sales accounts receivable ..................        225         153        (126)
         Prepaids and other current assets .........................      1,214        (699)     (1,563)
         Other assets ..............................................       (132)          1         284
      Increase (decrease) in liabilities:
         Accounts payable ..........................................       (741)        437        (613)
         Accrued liabilities .......................................      3,269      (2,265)      1,144
         Patient deposits ..........................................      4,701       2,284       2,557
                                                                       --------    --------    --------
Net cash provided by operating activities ..........................     15,417       1,338       7,209
                                                                       --------    --------    --------
Cash flows from investing activities:
    Payment for exclusive FertilityPartners service rights .........     (1,203)     (2,290)     (3,586)
    Acquisition of trademark rights ................................        (38)       --          --
    Proceeds from sale of fixed assets .............................       --           395        --
    Proceeds from sale of intangible assets ........................       --           136        --
    Purchase of fixed assets and leasehold improvements ............     (7,662)     (7,635)     (2,030)
                                                                       --------    --------    --------
Net cash used in investing activities ..............................     (8,903)     (9,394)     (5,616)
                                                                       --------    --------    --------
Cash flows from financing activities:
    Proceeds from issuance of Common Stock .........................       --          --         1,532
    Proceeds from issuance of debt .................................       --         8,028        --
    Principal repayments on debt ...................................     (2,213)     (1,884)     (1,062)
    Principal repayments under capital lease obligations ...........        (59)        (43)       (145)
    Repurchase of Common Stock .....................................       (736)       --          --
    Repurchase of Preferred Stock ..................................       --          --        (1,661)
    Exercise of common stock options and warrants ..................        909         147        --
    Dividends paid on Convertible Preferred Stock ..................       --          --           (69)
                                                                       --------    --------    --------
Net cash (used in) provided by financing activities ................     (2,099)      6,248      (1,405)
                                                                       --------    --------    --------
Net increase (decrease) in cash ....................................      4,415      (1,808)        188
Cash at beginning of period ........................................      6,885       8,693       8,505
                                                                       --------    --------    --------
Cash at end of period ..............................................   $ 11,300    $  6,885    $  8,693
                                                                       ========    ========    ========

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

     IntegraMed America, Inc. (the "Company") offers products and services to patients and providers in the fertility industry. The IntegraMed Network is comprised of twenty five fertility centers in major markets across the United States, pharmaceutical products and services, patient financing products and services, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Seventeen Affiliate fertility centers purchase discrete service packages provided by the Company and seven fertility centers (eight as of January 1, 2005) have access to the entire portfolio of products and services under the comprehensive FertilityPartners(TM) program. All twenty-five fertility centers have access to the Company's consumer services, principally pharmaceutical products and patient financing products and services.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated. The Company principally derives its revenues from FertilityPartners contracts, the sale of pharmaceutical products and fees from patients enrolling in its Shared Risk Refund program. The Company does not have a controlling financial interest in any of the medical practices, including the FertilityPartners, and as such does not consolidate their results.

   Use of estimates --

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The most significant estimates include the allowance for uncollectibles related to pharmaceutical sales, the reserve for estimated refunds due to pregnancy loss in our Shared Risk Refund Program and the valuation allowance related to our deferred tax assets. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

   Revenue and cost recognition --

   FertilityPartners Service fees

     As of December 31, 2004, the Company provided comprehensive services to seven fertility centers under FertilityPartners contracts. One additional FertilityPartner was added effective January 1, 2005. During the year ended December 31, 2003, the Company provided services under six FertilityPartner contracts, with one contract terminated effective June 30, 2003, and replaced by another new FertilityPartner agreement effective September 1, 2003

     As of December 31, 2004, under all seven of the current agreements, the Company receives as compensation for its services a three-part fee comprised of:
(i) a tiered percentage of net revenues, (ii) reimbursed costs of services (costs incurred in servicing a FertilityPartner and any costs paid on behalf of the FertilityPartner) and (iii) a fixed percentage of earnings after services fees.

     Under the agreement which terminated effective June 30, 2003, as compensation for its services, the Company received a fixed fee plus reimbursed costs of services.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      F-21
     All revenues from FertilityPartners service fees are recorded in the period services are rendered. Direct costs incurred by the Company in performing services and costs incurred on behalf of the FertilityPartners are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed. The physicians receive as compensation all remaining earnings of the fertility practice after payment of the Company's fees.

   Pharmaceutical Sales

     The Company distributes fertility related pharmaceutical products through IntegraMed Pharmaceutical Services, Inc. ("IPSI"), a wholly owned subsidiary. The Company has an arrangement with ivpcare, inc. to fulfill the purchase and distribution of the underlying pharmaceuticals. The Company and ivpcare have no common ownership or management. IPSI accepts patient orders, verifies patient insurance coverage where applicable and ships prescription-based pharmaceuticals directly to patients of the IntegraMed Provider Network. Revenue is derived from the sales of these pharmaceuticals and is recorded, along with the related costs including the fee due ivpcare, when title and risk of loss pass to the customers, which is when shipments are made.

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

     Patient Financing

     IntegraMed Financial Services, Inc. ("IFS"), a wholly owned subsidiary of the Company, arranges financing to qualified patients of the IntegraMed Provider Network at rates significantly lower than credit cards and other finance companies. IFS is administered by a third party vendor which provides administrative management services to IFS. The loans are made to qualified patients by a third party bank. The patient makes payment directly to the medical practice. The bank pays a negotiated percentage of the financing amount as a placement fee to the Company. Such revenue is recorded within FertilityDirect revenues when the Company receives the cash at the time of closing the transaction.

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

   Pharmaceutical sales accounts receivable --

     Pharmaceutical sales accounts receivable represent receivables held by IPSI for medications sold directly to patients. Risk of loss in connection with uncollectibility of these accounts receivable is borne by the Company. As of December 31, 2004 and 2003 an allowance for uncollectible receivables in the amount of $159,000 and $195,000 have been recorded, respectively.

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

   Exclusive Service Rights --

     Exclusive service rights represent costs incurred by the Company for the right to service certain fertility centers and are valued at cost less accumulated amortization, which is provided on a straight-line basis over the expected length of the agreement, usually ten to twenty-five years. The Company periodically reviews exclusive service rights to assess recoverability; a change would be recognized in the consolidated statement of operations if an impairment was determined to have occurred. Recoverability is determined based on undiscounted expected earnings from the related business over the remaining amortization period. The Company did not record any impairment charges or write-downs on exclusive service rights during 2004 or 2003.

   Patient Deposits --

     Patient deposits represent advanced payment for services made by patients of the fertility centers. Such amounts are held by the Company until the time service is rendered, at which point the fertility center records the revenue. Patient deposits also include unearned revenue related to the Shared Risk Refund program.

   Stock based employee compensation --

     The Company adopted Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), on January 1, 1996. Under FAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock based awards, using a fair value method.

     Prior to the third quarter of 2003, the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this standard, no stock option-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 148. Under the Prospective transition method selected by the Company, fair value accounting is applied to all new stock grants and modifications to old grants since January 1, 2003. Disclosure of pro-forma net income and EPS is continued for any pre-adoption grants.

     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of

FASB No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. (000's omitted, except per share amounts). There were no stock options granted during fiscal year 2004 or 2003.

                                                                                       For the
                                                                                 twelve-month period
                                                                                 ended December 31,
                                                                         ----------------------------------
                                                                           2004         2003          2002
                                                                         ---------     -------       ------
         Net Income, as reported.......................................    $1,186       $1,044       $1,071

         Add: Stock-based employee compensation expense
         included in reported net income, net of related tax
         effects.......................................................       144           76          225

         Deduct:  Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects....................      (388)        (383)        (559)
                                                                           ------         ----       -------

         Pro forma net income..........................................    $  942       $  737       $  737
                                                                           ======       ======       ======

         Earnings per share:
              Basic-as reported........................................     $0.33        $0.31        $0.33
                                                                            =====        =====        =====
              Basic-pro forma..........................................     $0.26        $0.22        $0.23
                                                                            =====        =====        =====

         Diluted-as reported...........................................     $0.32        $0.29        $0.31
                                                                            =====        =====        =====
         Diluted-pro forma.............................................     $0.25        $0.21        $0.21
                                                                            =====        =====        =====

   Concentrations of credit risk --

     Financial instruments, which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable.

   Income taxes --

     The Company accounts for income taxes utilizing the asset and liability approach in accordance with Financial Accounting Standards No. 109, "Accounting For Income Taxes" (FAS 109). The income tax provision is determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The income tax provision is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities. (See Note 9).

   Earnings per share --

     The Company determines earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which the Company adopted in December 1997. (See Note 10).

   Fair value of financial instruments --

     At December 31, 2004 and 2003, the carrying values of all financial instruments, both short and long-term, approximated their fair value.

   New accounting pronouncements --

     In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment", revising Statement No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments and include these costs in the financial statements. Statement No. 123(R) applies to all stock awards granted after the effective date and all outstanding and unvested share-based payment awards as of the effective date. Statement No. 123(R) is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company does not expect the impact of implementing Statement No. 123(R) to be material as it had previously adopted the fair value expense recognition provisions of FAS No. 148.

NOTE 3 -- SEGMENT INFORMATION:

     The Company is principally engaged in providing products and services to the fertility market. For disclosure purposes, the Company recognizes services offered to its network of fertility centers and its pharmaceutical distribution operations as separate reporting segments. Corporate amounts are provided for reconciliation purposes. The services segment includes revenue and costs categorized as FertilityPartners Service Fees and FertilityDirect revenue, as follows (000's omitted):

                                                                              Pharmaceutical
                                                  Corporate       Services     Distribution   Consolidated
                                                  ---------       --------     ------------   ------------
For the Year ended December 31, 2004
     Revenues.............................         $   (21)       $91,936        $15,738        $107,653
     Cost of Services.......................            --         80,657         15,188          95,845
                                                   -------         ------         ------        --------
     Contribution...........................       $   (21)       $11,279        $   550        $ 11,808

     General and administrative costs.......                                                       9,789
     Interest, net..........................                                                          36
                                                                                                 -------

     Income before income taxes.............                                                    $  1,983
                                                                                                 =======
     Depreciation expense included above....                                                    $  3,012
     Capital expenditures...................       $   543        $ 7,119        $    --        $  7,662
     Total assets...........................       $13,016         $40,051       $ 8,778        $ 61,845

For the Year ended December 31, 2003
     Revenues...............................       $  (182)       $77,571        $16,301        $ 93,690
     Cost of Services.......................            --         67,403         15,830          83,233
                                                   -------        -------        -------         -------
     Contribution...........................          (182)        10,168            471          10,457

     General and administrative costs.......                                                       8,761
     Interest, net..........................                                                         (16)
                                                                                                --------

     Income before income taxes.............                                                    $  1,712
                                                                                                ========
     Depreciation expense included above....                                                    $  2,163
     Capital expenditures...................       $   440        $ 7,195        $    --        $  7,635
     Total assets...........................       $ 8,753        $43,491        $ 3,050        $ 55,294

For the Year ended December 31, 2002
     Revenues...............................       $  (322)       $68,813        $19,709        $ 88,200
     Cost of Services.......................            --         59,953         18,396          78,349
                                                   -------        -------        -------        --------
     Contribution...........................       $  (322)       $ 8,860        $ 1,313        $  9,851

     General and administrative costs.......                                                       8,097
     Interest, net..........................                                                          52
                                                                                                --------

     Income before income taxes.............                                                    $  1,702
                                                                                                ========
     Depreciation expense included above....                                                    $  2,152
     Capital expenditures...................       $   238        $ 1,792        $    --        $  2,030
     Total assets...........................       $10,214         35,403        $ 1,827        $ 47,444

NOTE 4 -- SIGNIFICANT SERVICE CONTRACTS:

     For the years ended December 31, 2004, 2003, and 2002 the following fertility centers each individually provided greater than 10% of the Company's revenues, net and/or contribution as follows:

                                           Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2004      2003       2002         2004      2003       2002
                                        -------   ------     ------       -------   ------     ------
     Boston.........................     11.3      10.4       10.8         13.4       13.9      14.2
     Long Island....................     --         5.1       10.0         --          6.4       5.2
     Illinois.......................     25.6      27.9       27.7         22.3       26.4      31.0
     Shady Grove....................     21.5      20.7       17.7         24.9       25.0      26.3
     Bay Area.......................      7.7       7.7        7.4          6.8        8.6      10.9

NOTE 5 -- EXCLUSIVE SERVICE RIGHTS AND OTHER INTANGIBLES:

     Exclusive Service Rights and other intangibles at December 31, 2004 and 2003 consisted of the following (000's omitted):

                                                2004           2003
                                              -------        --------

    Exclusive Service rights...............   $27,280        $26,076
    Trademark rights.......................        38             --
    Less accumulated amortization..........    (6,799)        (5,572)
                                              -------        -------
        Total..............................   $20,519        $20,504
                                              =======        =======

     On September 1, 2004, the Company acquired the right to provide business services to Seattle Reproductive Medicine, Inc., P.S., a four physician fertility practice in the Seattle, Washington area, for $1.2 million in cash.

     On September 1, 2003, the Company acquired the right to provide business services to Reproductive Endocrinology and Andrology of Charlotte (REACh), a four physician fertility practice in the Charlotte, North Carolina area, for $2.2 million in cash.

NOTE 6 -- FIXED ASSETS, NET:

     Fixed assets, net at December 31, 2004 and 2003 consisted of the following (000's omitted):
                                                        2004          2003
                                                       ------       -------

  Furniture, office and computer equipment...........   $6,254      $ 4,502
  Medical equipment..................................    4,425        3,205
  Leasehold improvements.............................   14,199        8,890
  Construction in process............................       --          619
  Assets under capital leases........................      810          810
                                                       -------      -------
    Total............................................   25,688       18,026
                                                       -------      -------
  Less -- Accumulated depreciation and amortization..  (10,820)      (7,808)
                                                       -------      -------
                                                       $14,868      $10,218
                                                       =======      =======

     Depreciation expense on fixed assets for the years ended December 31, 2004 and 2003 was $3,012,000, and $2,163,000, respectively. Assets under capital leases primarily consist of computer and medical equipment. Accumulated amortization related specifically to capital leases at December 31, 2004 and 2003 was $142,000 and $461,000, respectively.

NOTE 7 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 2004 and 2003 consisted of the following (000's omitted):
                                                 2004     2003
                                                 ----     ----

Accrued costs on behalf of Medical Practices   $2,688   $1,933
Reserves for estimated refunds .............      533      391
Accrued incentives and benefits ............    1,536    1,826
Accrued state taxes ........................      481      211
Accrued rent ...............................      642      207
Accrued professional fees ..................      316       84
Malpractice insurance deposits .............      398       --
Other ......................................      856      622
                                               ------   ------
Total accrued liabilities ..................   $7,450   $5,274
                                               ======   ======

NOTE 8 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

      Debt at December 31, 2004 and 2003 consisted of the following (000's omitted):

                                                  2004       2003
                                                  ----       ----

Note payable to bank ........................   $ 5,025    $ 7,175
Acquisition notes payable ...................        --         63
Obligations under capital lease .............       214        273
                                                -------    -------

Total notes payable and other obligations ...     5,239      7,511
Less -- Current portion .....................    (2,218)    (3,272)
                                                -------    -------

Long-term notes payable and other obligations   $ 3,021    $ 4,239
                                                =======    =======

Note payable to Bank --

     In July 2003, the Company amended its existing credit facility with Bank of America (formally Fleet Bank, N.A.). The amended facility is comprised of a $7.0 million three-year working capital revolver and a $5.75 million 3 year term loan, of which approximately $4.0 million remained outstanding with a remaining term of approximately 1.5 years as of December 31, 2004. Proceeds of $0.75 million from the new $5.75 million term loan were immediately used to repay an outstanding balance of $0.75 million on the Company's previous term loan with Bank of America (Fleet Bank, N.A.). Each component of this credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at the Company's option, plus a margin, which is dependent upon a leverage test, ranging from 2.25% to 2.75% in the case of LIBOR-based loans. Prime based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2004, interest on both the term loan and working capital revolver was payable at a rate of approximately 4.45%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of December 31, 2004, under the working capital revolver the full amount of $7.0 million was available, of which the Company had drawn $1.0 million for general corporate purposes. The remaining working capital revolver balance of $6.0 million is available to the Company. The Bank of America credit facility is collateralized by all of the Company's assets. As of December 31, 2004, the Company was in full compliance with all applicable debt covenants.

     The Company considers its debt covenant requiring a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) greater than $5 million to be its most restrictive covenant. In addition to being a stand alone covenant, our EBITDA measurement also forms the basis of several additional covenants.

   Debt Maturities --

     At December 31, 2004, aggregate note payments, including capital lease obligation payments, in future years were as follows (000's omitted):

      2005...........................................   2,218
      2006...........................................   2,947
      2007...........................................      75
      Thereafter.....................................       0
                                                      -------

      Total payments.................................  $5,240
                                                       ======
   Leases --

     Capital lease obligations relate primarily to computer and medical equipment for the FertilityPartners.

     The Company has operating leases for its corporate headquarters and for medical office space for its FertilityPartners centers. The Company also has operating leases for certain medical equipment. Aggregate rental expense under operating leases was $6,997,000, $4,817,000, and $3,533,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     At December 31, 2004, the minimum lease payments for assets under capital and non-cancelable operating leases in future years were as follows (000's omitted):
                                                     Capital     Operating
                                                     -------     ---------

      2005....................................          77         5,051
      2006....................................          78         5,294
      2007....................................          78         4,965
      2008....................................          --         3,621
      2009....................................          --         5,186
      Thereafter..............................          --         8,140
                                                      ----       -------
      Total minimum lease payments............        $233       $32,257
                                                                 =======
      Less -- Amount representing interest....          19
                                                      ----
      Present value of minimum lease payments         $214
                                                      ====

NOTE 9 -- INCOME TAXES

     The provision for income taxes consisted of:
                                               For the years ended December 31,
                                              ---------------------------------
                                               2004         2003          2002
                                               ----        ------       -------
       Current taxes (benefits):
         Federal............................   $199        $   --       $    --
         State..............................    172           104            51
                                              -----        ------       -------
           Total Current Taxes..............   $371        $  104       $    51
                                               ----        ------       -------

       Deferred taxes (benefits):
         Federal............................   $399        $   599      $    601
         State..............................     27            (35)         (90)
                                               ----        -------      -------
           Total Deferred Taxes.............   $426        $   564      $    511
                                               ----        -------      --------

       Total tax provision..................   $797        $   668      $    562
                                               ====        =======      ========

     The financial statement income tax provision differed from income taxes determined by applying the statutory federal income tax rate to the financial statement income before income taxes for the years ended December 31, 2004, 2003 and 2002 primarily as a result of the following (000's omitted):


                                                                      For the years ended December 31,
                                                                     -----------------------------------
                                                                       2004         2003           2002
                                                                     --------     --------        ------

       Tax expense at Federal statutory rate..................         $683          $582           $579
       State income taxes, net of federal tax effect..........          111            60            (39)
       Non-deductible expenses................................           15            34             31
       Write-off of deferred tax assets.......................          407            --             --
       Other  ................................................          (12)           (8)           (15)
       Change in valuation allowance..........................         (407)           --              6
                                                                       ----          ----           ----
       Income tax (benefit) expense...........................         $797          $668           $562
                                                                       ====          ====           ====

     Significant components of the deferred tax assets (liabilities) at December 31, 2004 and 2003 were as follows (000's omitted):
                                                          December 31,
                                                      -------------------
                                                       2004        2003
                                                      ------      -------
       Deferred tax assets
         Net operating loss carry forwards.........   $3,991       $4,618
         Doubtful accounts.........................    1,203        1,093
         Other.....................................      328           40
                                                      ------       ------
             Total deferred tax assets.............    5,522        5,751
                                                      ------       ------
       Deferred tax liabilities
         Depreciation and amortization.............   (1,019)        (414)
                                                      ------       ------
             Total deferred tax liabilities........   (1,019)        (414)
                                                      ------       ------
       Deferred tax asset..........................    4,503        5,337
       Valuation allowance.........................   (1,187)      (1,594)
                                                      ------       ------
       Net total deferred tax asset................   $3,316       $3,743
                                                      ======       ======

     At December 31, 2004, the Company had Federal net operating loss carry forwards of approximately $12.0 million, which expire in 2005 through 2019. For tax purposes, there is an annual limitation of approximately $1.2 million on the utilization of approximately $8.9 million of net operating losses resulting from changes in ownership attributable to the Company's May 1993 Preferred Stock Offering and the August 1997 Common Stock Offering and FertilityPartners agreements. For the years ended December 2004, 2003 and 2002, the Company utilized net operating loss carry forwards of approximately $1.5 million, $1.0 million and $2.0 million, respectively. Valuation allowances have been recorded for net operating loss carry forwards that may expire prior to utilization due to the annual limitation.

NOTE 10 - EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2004, 2003 and 2002 is a follows (000's omitted, except for per share amounts):

                                                                      For the years ended December 31,
                                                                      --------------------------------
                                                                        2004        2003       2002
                                                                      --------     ------    -------
     Numerator
     Net Income ..............................................        $1,186      $1,044     $1,140
     Less: Preferred stock dividends paid and/or accrued......            --          --         69
                                                                      ------      ------     ------
     Net Income applicable to Common Stock....................        $1,186      $1,044     $1,071
                                                                      ======      ======     ======
     Denominator
     Weighted average shares outstanding......................         3,554       3,413      3,195
     Effect of dilutive options and warrants..................           162         173        273
                                                                      ------      ------     ------
     Weighted average shares and dilutive potential
       Common shares..........................................         3,716       3,586      3,468
                                                                     =======     =======     ======
     Basic earnings per common share .........................       $  0.33     $  0.31     $ 0.33
                                                                     =======     =======     ======
     Diluted earnings per common share .......................       $  0.32     $  0.29     $ 0.31
                                                                     =======     =======     ======

     For the year ended December 31, 2004, there were no outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise price of all outstanding options was less than the average market price of the shares of Common Stock. For the years ended December 31, 2003 and 2002, options to purchase approximately 119,500, and 52,500 shares, respectively, of Common Stock at exercise prices ranging from $5.98 to 6.15, and $6.15 to $8.57, per share, respectively, were excluded in computing the diluted per share amounts as they were antidilutive.

     For the years ended December 31, 2004, 2003 and 2002, warrants to purchase approximately 49,600, 105,600, and 144,350 shares, respectively, of Common Stock at exercise prices ranging from $9.00, $6.25 to $9.00, and $6.25 to $9.00, per share, respectively, were excluded in computing the diluted per share amounts as they were antidilutive.

NOTE 11 -- SHAREHOLDERS' EQUITY:

     In 2004, 2003 and 2002, the Company issued 33,000, 58,345 and 45,000 shares, respectively, of restricted Common Stock as deferred compensation to several officers and directors of the Company for an aggregate amount of $211,000, $417,000 and $248,000 respectively.

     During 2004, the Board of Directors authorized the retirement of 140,116 shares of Common Stock held as Treasury Shares. These shares were cancelled by the Company's transfer agent in early 2005.

     During 2004, the Company issued 7,360 shares of Common Stock as Treasury Stock in conjunction with the income tax withholdings on stock awards granted to company officers during 2004. During 2003, the Company issued 44,970 shares of Common Stock as Treasury Stock in conjunction with the income tax withholdings on stock awards granted to officers during the years 2003 and 2002.

     During 2004, the Company received 83,708 shares of its Common Stock in consideration for the cashless exercise of Common Stock options on behalf of various officers and individuals. As of the dates the underlying options were exercised, these shares were valued at approximately $688,000 and were accounted for as Treasury Stock.

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

     As of December 31, 2004 and 2003, warrants to purchase an aggregate of 52,240 and 105,600 shares of Common Stock were outstanding at weighted average exercise prices of $8.86 and $8.54 respectively.

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

     Under the 1994 Outside Director Stock Purchase Plan ("Outside Director Plan"), 31,250 shares of Common Stock are reserved for issuance. Under the Outside Director Plan, directors who are not full-time employees of the Company may elect to receive all or a part of their annual retainer fees, the fees payable for attending meetings of the Board of Directors and the fees payable for serving on committees of the Board, in the form of shares of Common Stock rather than cash, provided that any such election be made at least six months prior to the date that the fees are to be paid. As of December 31, 2004, 2003, and 2002, there were no options outstanding under the Outside Director Plan.

     Stock option activity, under the 1992 and 2000 Plans combined, is summarized as follows:

                                                   Number of
                                                   shares of
                                                 Common Stock
                                                   underlying   Weighted Average
                                                     options     exercise price
                                                  -----------   ----------------

     Options outstanding at December 31, 2001....    756,046          $3.92
     Granted.....................................    250,487          $5.90
     Exercised...................................    (83,266)         $2.75
     Canceled....................................    (70,627)         $5.79
                                                    --------          -----
     Options outstanding at December 31, 2002....    852,640          $4.29
     Granted.....................................         --          $0.00
     Exercised...................................    (27,468)         $3.06
     Canceled....................................   (191,376)         $5.15
                                                    --------          -----
     Options outstanding at December 31, 2003....    633,796          $4.35
     Granted.....................................         --          $0.00
     Exercised...................................   (210,106)         $4.61
     Canceled....................................     (8,160)         $5.65
     Options outstanding at December 31, 2004....    415,530          $4.29
     Options exercisable at:
          December 31, 2002......................    512,124          $3.92
          December 31, 2003......................    533,541          $4.18
          December 31, 2004......................    363,330          $4.12


     Included in options that were canceled during 2004, 2003, and 2002, were forfeitures of 3,532, 59,785, and 27,627 with weighted average exercise prices of $5.66, $5.12, and $5.79, respectively.

     As of December 31, 2004, stock options outstanding and exercisable by price range were as follows:

                             OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
  ------------------------------------------------------------------------       ---------------------------------
                         Outstanding    Weighted-Average                         Exercisable
     Range of               as of           Remaining     Weighted-Average          as of         Weighted-Average
  Exercise Prices        12/31/2004     Contractual Life   Exercise Price         12/31/2004       Exercise Price
  ---------------        ----------     ----------------   --------------         ----------       --------------

    $0.00 - $3.00            73,125            4.7              $2.73               72,500              $2.72
    $3.00 - $5.00           215,609            4.1              $4.13              236,370              $4.12
    $5.00 - $7.60            90,796            7.2              $6.00               54,460              $6.00
                                                                                    ------
                            415,530            4.9              $4.29              363,330              $4.12

     Prior to the third quarter of 2003, the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this standard, no stock option-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective July 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 148. Under the Prospective transition method selected by the Company, fair value accounting is applied to all new stock grants and modifications to old grants since January 1, 2003. Disclosure of pro-forma net income and EPS is continued for any pre-adoption grants. No options have been granted subsequent to the adoption of FAS No. 148.


     Assumptions used to calculate pro forma values include:

                                                               For the
                                                         twelve-month period
                                                         ended December 31,
                                                   -----------------------------
                                                    2004        2003      2002
                                                   ------      ------    ------
Weighted average fair value of options granted...  $0.00        $0.00    $4.29
Dividend yield...................................    0.0%         0.0%     0.0%
Volatility.......................................    N/A          N/A     75.3%
Risk free rate...................................    N/A          N/A     1.06%
Expected term....................................    N/A          N/A    10 yrs

     The Company recognizes compensation cost for stock-based employee compensation plans over the vesting period based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. There was no stock option related compensation cost recognized in income for the years ended December 31, 2004, 2003 and 2002.

Under restricted stock grant agreements with several officers and directors of the Company, for the years beginning in 2001 and 2002, shares vested at the grant date. The Company recognizes compensation expense in the period the grants were awarded for years 2001 and 2002 (in 2000 the grants were amortized over a three-year period, but the change in vesting required the balance of the unamortized 2000 grant to be expensed in 2001). For stock grants issued during the years 2003 and 2004, shares vest over a three-year period for officers and one year for directors and compensation expense is recognized ratably over the period. Compensation expense recognized in connection with the restricted stock grants for the years ended December 31, 2004, 2003 and 2002 was $241,000, $125,000 and $336,000, respectively.

NOTE 13 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized quarterly financial data 2004 and 2003 (in thousands, except per share data) appear below:

                                                                                               Diluted net
                          Revenues, net         Contribution            Net income          income per share (1)
                        -----------------    ------------------      -----------------      --------------------
                         2004       2003       2004       2003        2004       2003        2004       2003
                        ------   --------    -------    -------      ------     ------      ------     ------

First quarter........  $25,394    $23,710     $2,475    $ 2,313       $187      $  140       $0.05      $0.04
Second quarter ......   26,893     24,501      2,771      2,958        320         377        0.08       0.11
Third quarter........   27,216     22,257      3,133      2,649        340         261        0.09       0.07
Fourth quarter.......   28,150     23,222      3,429      2,537        339         266        0.09       0.07
Total year .......... $107,653    $93,690    $11,808    $10,457     $1,186      $1,044       $0.32      $0.29

(1) The sum of the  quarterly  earnings  per  share may not equal the full year
earnings  per  share  as  the   computations  of  the  weighted  average  shares
outstanding for each quarter and the full year are made independently.

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

   Employment Agreements --

     The Company has entered into employment and change in control severance agreements with certain of its management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation. The Company's minimum aggregate commitment under these agreements at December 31, 2004 was approximately $1.1 million.

   Commitments to FertilityPartners --

     Pursuant to the majority of the Company's FertilityPartners agreements, the Company is obligated to perform the following: (i) advance funds to the fertility centers to fund operations and provide services; and (ii) on or before the twentith business day of each month finance the net accounts receivable of the fertility center arising during the previous month and to transfer or pay to the fertility centers such amount of funds equal to the net accounts receivable less any amounts owed to the Company for Services fees and/or advances.

   Litigation --

     In June 2002, the Company was served with a complaint, captioned WINFertility, Inc. vs. IntegraMed America, Inc., in which the plaintiff filed an action in the Supreme Court of New York, Westchester County, alleging breach of contract and seeking damages in excess of $5 million. The Company had retained WINFertility in April 2001 to provide claims management services in connection with the Company's Shared Risk Refund Program. WINFertility failed to provide the services for which the Company contracted and the Company terminated the contract in May 2002. Subsequent legal proceedings were resolved in January 2005. A judgement for $246,000 was rendered against the Company in January 2005, primarily because the jury found the Company failed to give the required 30-day notice of termination under the agreement. The impact of this judgement has been reflected in the financial statements as of December 31, 2004.


     On November 12, 2003 an action captioned South Broward Hospital District vs. Wayne S. Maxson, M.D. et. al. was filed against, among others, the Company and one of its FertilityPartners, in the Broward County Florida Circuit Court alleging that the Company had interfered with the contractual relationship between the Hospital and certain individuals. The Company and the other defendants have filed a motion to dismiss the Complaint, which is scheduled to be heard in March 2005. Moreover, the Company believes that if the Company's motion to dismiss is denied, the Company has meritorious defenses to the claims and that the likelihood of the suit having a material adverse effect on the financial position, results of operations or the cash flow of the Company is remote.

     There are other minor legal proceedings to which the Company is a party. In the Company's opinion, the claims asserted and the outcome of such proceedings will not have a material adverse effect on the financial position, results of operations or the cash flow of the Company.

   Insurance --

     As of December 31, 2004, the Company and its affiliated fertility centers were insured with respect to medical malpractice risks on a claims made basis. Effective January 1, 2005, the Company assisted in the organization of, and obtained a minority equity interest in, an offshore captive insurance company designed to offer malpractice insurance to members of its network. The majority of the equity of the captive insurance company is owned by physician practices, which are members of the IntegraMed network. Beginning January 1, 2005, this captive insurance company began providing the majority of the malpractice insurance coverage to FertilityPartner members of the IntegraMed network. Management believes, either through this captive insurance company, or on the open market, it will be able to obtain renewal coverage in the future. Management is not aware of any claims against it or its affiliated medical practices, which would expose the Company, or its affiliated medical practices to liabilities in excess of insured amounts. Therefore, none of these claims is expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 15 -- RELATED PARTY TRANSACTIONS:

     SDL Consultants, a company owned by Sarason D. Liebler, who became a director of the Company in August, 1994, rendered consulting services to the Company during 2004, 2003 and 2002 for aggregate fees of approximately $96,000, $83,000, and $78,000, respectively.

     Pursuant to the Company's FertilityPartners agreement with Shady Grove, Michael J. Levy, M.D., an employed shareholder physician of the P.C., became a member of the Company's Board of Directors effective March 12, 1998. In 2004, Dr. Levy became an advisory director to the Company and was no longer a member of the Board of Directors. The medical practice at Shady Grove paid the Company $3,214,000, $2,909,000 and $2,940,000 in 2004, 2003 and 2002, respectively, in service fees.

     Pursuant to the Company's FertilityPartners agreement with FCI (the Illinois practice), Aaron Lifchez, M.D., an employed shareholder physician of FCI, became a member of the Company's Board of Directors in August 1997. In 2004, Dr. Lifchez became an advisory director to the Company and was no longer a member of the Board of Directors. The medical practice FCI paid the Company $3,074,000, $3,215,000 and $3,500,000 in 2004, 2003 and 2002, respectively, in
Service Fees.

     Interest earnings on advances for capital improvements in excess of amounts stipulated in the FertilityPartner agreements were $226,000, $94,000 and $37,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 16 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND
           NON-CASH TRANSACTIONS:

     Income tax payments of $46,000, $117,000, and $271,000 were paid in the years ended December 31, 2004, 2003 and 2002, respectively.

     Interest paid in cash during the years ended December 31, 2004, 2003 and 2002, amounted to $295,000, $109,000, and $155,000, respectively. Interest income received during the years ended December 31, 2004, 2003 and 2002 amounted to approximately $259,000, $125,000, and $103,000, respectively.

NOTE 17 -- SUBSEQUENT EVENTS:

     Effective January 1, 2005, the Company signed a FertilityPartner agreement to supply a complete range of business, marketing and facility services to the Reproductive Partners Medical Group, Inc., a fertility practice comprised of six physicians in the Southern California market. Under the terms of this 25-year agreement, IntegraMed has committed up to $0.5 million to fund any necessary capital needs of the practice. Based on the terms of the transaction, IntegraMed service fees will be comprised of the Company's standard reimbursed costs of services, a variable percentage of revenues, plus an additional fixed percentage of the center's earnings. The Company expects this transaction to be immediately accretive to earnings.


     Effective January 1, 2005, the Company assisted in the organization of, and obtained a minority equity interest in, an offshore captive insurance company designed to offer malpractice insurance to members of its network. The majority of the equity of the captive insurance company is owned by physician practices which are members of the IntegraMed network. Beginning January 1, 2005, this captive insurance company began providing the majority of the malpractice insurance coverage to FertilityPartner members of the IntegraMed network. The Company is contracted to provide administrative services to the captive insurance company for a compensation amount based upon a specified fee structure.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders of IntegraMed America, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 16, 2005 appearing in the 2004 Annual Report to Shareholders of IntegraMed America, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 8 and 15 (a) (1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP


Boston, Massachusetts
February 16, 2005

                                                                   SCHEDULE II


                            INTEGRAMED AMERICA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended December 31, 2004, 2003, 2002




                                                                 Additions-
                                                  Balance at     Charged to                     Balance at
                                                   Beginning      Costs and                       End of
                                                   of Period      Expenses       Deductions       Period
                                                   ---------      --------       ----------       ------


Year Ended December 31, 2004
   Allowance for doubtful accounts receivable....     $  215        $(44)          $  12          $  159
   Shared Risk Pregnancy Loss Reserve............        114          63               6             171
   Deferred Tax Valuation Allowance..............      1,594          --             407           1,187

Year Ended December 31, 2003
   Allowance for doubtful accounts receivable....     $  136        $ 86           $   7         $  215
   Shared Risk Pregnancy Loss Reserve............         72         114              72            114
   Deferred Tax Valuation Allowance..............      1,594          --              --          1,594

Year Ended December 31, 2002
   Allowance for doubtful accounts receivable....     $   --        $141            $  5            136
   Shared Risk Pregnancy Loss Reserve............         --         141              69             72
   Deferred Tax Valuation Allowance..............      1,480         114              --          1,594



                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTEGRAMED AMERICA, INC.

Dated: March 22, 2005

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

          Signature                   Title                          Date
          ---------                   -----                          ----

/s/   GERARDO CANET
      Gerardo Canet         Chairman and Chief Executive Officer
                            (Principal Executive Officer)      March 22, 2005

/s/   JOHN W. HLYWAK, JR
--------------------------
      John W. Hlywak, Jr.   Senior Vice President
                            and Chief Financial Officer
                            (Principal Financial and
                            Accounting Officer                 March 22, 2005


/s/   SARASON D. LIEBLER
--------------------------
      Sarason D. Liebler    Director                           March 22, 2005


/s/   WAYNE R. MOON
--------------------------
      Wayne R. Moon         Director                           March 22, 2005

/s/   LAWRENCE J. STUESSER
--------------------------
      Lawrence J. Stuesser  Director                           March 22, 2005

/s/   ELIZABETH E. TALLETT
--------------------------
      Elizabeth E. Tallett  Director                           March 22, 2005

                                INDEX TO EXHIBITS

                                   Item 14(c)


Exhibit
Number                              Exhibit
------                              -------

3.1 (e)    --   Certificate of Amendment to the Amended and Restated Certificate
                of Incorporation filed as exhibit with identical exhibit number to Registrant's Report on Form 10-Q for the period ended June
                30, 2004.

3.1 (f)    --   Restated  Certificate of  Incorporation  of IntegraMed  America,
                Inc.  filed  as  exhibit  with   identical   exhibit  number  to
                Registrant's  Report on Form 10-Q for the period  ended June 30,
                2004.

3.2 (c)    --   Copy of By-laws of Registrant  (as Amended on February 17, 2004)
                filed as exhibit with identical  exhibit number to  Registrant's
                Report on Form 10-Q for the period ended March 31, 2004.

4.14       --   Registration  Rights  Ageement  dated  July  20,  2002  filed as
                Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002

4.14 (a)   --   Form of Warrant  issued on July 30,  2002 filed as Exhibit  with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002

10.2       --   Copy of Registrant's  1992 Stock Option Plan,  including form of option filed as Exhibit with identical exhibit number to Registrant's Statement on Form S-1 (Registration No. 33-47046) and incorporated herein by reference thereto.

10.2 (a)   --   Copy of Amendment to  Registrant's  1992 Stock Option Plan filed as  Exhibit  with  identical  number to  Registrant's  Quarterly
                Report on Form 10-Q for the period ended March 31, 1998.

10.5       --   Severance  arrangement  between  Registrant  and  Donald S. Wood filed as Exhibit with identical  exhibit number to  Registrant's
                Statement  on  Form  S-1   (Registration   No.   33-47046)   and
                incorporated herein by reference thereto.

10.6       --   Copy of Executive  Retention  Agreement  between  Registrant and
                Donald S. Wood, Ph.D. filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.7       --   Copy of lease for Registrant's  executive  offices  relocated to
                Purchase, New York filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.9       --   Copy of  Employment  Agreement  between  Registrant  and Gerardo
                Canet  filed  as  Exhibit  with  identical   exhibit  number  to
                Registrant's Statement on Form S-4 (Registration No. 33-82038) and incorporated herein by reference thereto.

10.10      --   Copy of Change in Control Severance Agreement between Registrant and Gerardo Canet filed as Exhibit with identical exhibit number
                to  Registrant's   Statement  on  Form  S-4   (Registration  No.
                33-82038) and incorporated herein by reference thereto.

10.11      --   Copy of the Amendment of Change in Control  Severance  Agreement
                between Registrant and Gerardo Canet filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form
                10-K for the year ended December 31, 1994.

10.12      --   Copy of Executive Retention Agreement between Registrant and Jay
                Higham filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1994.  10.14 -- Management  Agreement dated January
                7, 1997 by and between the Registrant and Bay Area Fertility and Gynecology Medical Group, Inc. filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated January
                20, 1997.

Exhibit
Number                              Exhibit
------                              -------

10.14 (a)  --   Amendment  No.  1 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Bay Area  Fertility  and  Gynecology  Medical
                Group,   Inc.  filed  as  Exhibit  with   identical   number  to
                Registrant's  Quarterly Report on Form 10-Q for the period ended
                March 31, 1998.

10.14 (b)  --   Amendment  No.  2 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Bay Area  Fertility  and  Gynecology  Medical
                Group,   Inc.  filed  as  Exhibit  with   identical   number  to
                Registrant's  Quarterly Report on Form 10-Q for the period ended
                March 31, 1999.


10.14 (c)  --   Amendment  No.  3 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Bay Area  Fertility  and  Gynecology  Medical
                Group, Inc. dated April 1, 2000 filed as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

10.14 (d)  --   Amendment  No.  4 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Bay Area  Fertility  and  Gynecology  Medical
                Group, P.C. filed as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-Q for the period ended
                September 30, 2001.

10.14 (e)  --

                Amendment No. 5 to Management Agreement between IntegraMed America, Inc. and Bay Area Fertility and Gynecology Medical Group, P. C. filed as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.14 (f)  --   Amendment No. 6 to Service Agreement between IntegraMed America,
                Inc. and  Reproductive  Science  Center of the San Francisco Bay
                Area, a medical corporation.

10.15      --   Asset  Purchase  Agreement  dated January 7, 1997 by and between the Registrant  and Bay Area  Fertility and  Gynecology  Medical
                Group, a California Partnership filed as Exhibit with identical exhibit number to Registrant's Report on Form 8-K dated January
                20, 1997.

10.16      --   Management Agreement between Registrant and Fertility Centers of
                Illinois, S.C. dated February 28, 1997 incorporated by Reference to the Exhibit with the identical exhibit number to Registrant's
                Registration Statement on Form S-1 (registration No. 333-26551) filed with the Securities and Exchange Commission on May 6, 1997.

10.17      --   Amendment  to  Management   Agreement  between   Registrant  and
                Fertility   Centers  of  Illinois,   S.C.   dated  May  2,  1997
                incorporated by reference to the Exhibit with the identical exhibit number to Registrant's Registration Statement on Form
                S-1  (Registration  No. 333-26551) filed with the Securities and
                Exchange Commission on June 20, 1997.

10.18      --   Amendment No. 2 to Management  Agreement between  Registrant and
                Fertility  Centers  of  Illinois,   S.C.  dated  June  18,  1997
                incorporated by reference to the Exhibit with the identical exhibit number to Registrant's Registration Statement on Form
                S-1  (Registration  No. 333-26551) filed with the Securities and
                Exchange Commission on June 20, 1997.

10.19      --   Amendment No. 3 to Management  Agreement between  Registrant and
                Fertility Centers of Illinois,  S.C. dated August 19, 1997 filed
                as  Exhibit  with  identical   exhibit  number  to  Registrant's
                Quarterly Report on Form 10-Q for the period ended September 30,
                1997 and incorporated herein by reference thereto.

10.20      --   Amendment No. 4 to Management  Agreement between  Registrant and
                Fertility Centers of Illinois, S.C. dated January 9, 1998 filed as Exhibit with identical exhibit number to Schedule 13D dated
                February 11, 1998.

10.21      --   Amendment No. 5 to Management  Agreement between  Registrant and
                Fertility Centers of Illinois, S.C. dated March 5, 1998 filed as
                Exhibit with  identical  exhibit number to  Registrant's  Annual
                Report on Form 10-K for the year ended December 31, 1997.

Exhibit
Number                              Exhibit
------                              -------

10.21 (a)  --   Amendment  No.  6 to  Management  Agreement  between  IntegraMed
                America, Inc. and Fertility Centers of Illinois, S.C. dated July
                1, 1999 incorporated by reference to the Registrant's Definitive
                Proxy Statement filed on May 5, 1997.


10.21 (b)       Amendment  No.  7 to  Management  Agreement  between  IntegraMed
                America,  Inc. and  Fertility  Centers of Illinois,  P.C.  dated
                April 1, 2000. filed as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-Q for the period ended
                June 30, 2000.


10.21 (c)  --   Amendment  No.  8 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Fertility Centers of Illinois,  S.C. filed as
                Exhibit with identical exhibit number to Registrant's  Quarterly
                Report on Form 10-Q for the period ended September 30, 2001.

10.21 (d)  --   Amendment No. 9 to Service Agreement between IntegraMed America,
                Inc. and Fertility Centers of Illinois, S.C.


10.22 (a)  --   Service Agreement between IntegraMed America, Inc. and
                MPD Medical Associates (MA) P.C. dated May 25, 2001 filed as
                Exhibit with identical exhibit number to Registrant's Quarterly
                Report on Form 10-Q for the period ended June 30, 2001.


10.22 (b)  --   Amendment No. 1 to Service Agreement between IntegraMed America,
                Inc. and MPD Medical Associates (MA), P.C. dated March 5, 2002 filed as exhibit with identical exhibit number to Registrant's
                Report on Form 10-K for the year ended December 31, 2001.

10.23      --   Management Agreement between Shady Grove Fertility Centers, P.C.
                and Levy, Sagoskin and Stillman, M.D., P.C. dated March 11, 1998 filed as Exhibit with identical exhibit number to Registrant's
                Annual Report on Form 10-K for the year ended December 31, 1997.

10.23 (a)  --   Amendment  No. 1 to  Management  Agreement  between  Shady Grove
                Fertility  Centers,  Inc. and Levy Sagoskin and Stillman,  M.D.,
                P.C filed as  Exhibit  with  identical  number  to  Registrant's
                Quarterly  Report on Form 10-Q for the  period  ended  March 31,
                1998.

10.23 (b)  --   Amendment  No. 2 to  Management  Agreement  between  Shady Grove
                Fertility  Centers,  Inc. and Levy Sagoskin and Stillman,  M.D.,
                P.C. dated May 6, 1998 filed as Exhibit with identical number to Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1998.

10.23 (c)  --   Amendment No. 3 to the Management  Agreement between  IntegraMed
                America,  Inc. and Shady Grove Reproductive Science Center, P.C.
                dated September 1, 1999, filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

10.23 (d)  --   Amendment  No.  4 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Shady Grove Reproductive Science Center, P.C.
                dated April 1, 2000 filed as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

10.23 (e)  --   Amendment  No.  5 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Shady Grove Reproductive Science Center, P.C.
                filed as Exhibit with identical  exhibit number to  Registrant's
                Quarterly Report on Form 10-Q for the period ended September 30,
                2001.

10.23 (f)  --   Amendment  No.  6 to  Management  Agreement  between  IntegraMed
                America,  Inc. and Shady Grove Reproductive Science Center, P.C.
                filed as Exhibit with identical  exhibit number to  Registrant's
                Quarterly Report on Form 10-Q for the period ended September 30,
                2001.

Exhibit
Number                              Exhibit
------                              -------

10.23 (g)  --   Amendment No. 7 to Service Agreement between IntegraMed America,
                Inc. and Shady Grove Reproductive Science Center, P.C.

10.24      --   Commitment letter with Fleet Bank, National Association filed as
                Exhibit with identical number to Registrant's Quarterly Report on form 10-Q for the period ended June 30, 1998.

10.24 (a)  --  Loan Agreement dated September 11, 1998 between IntegraMed
               America, Inc. and Fleet Bank, National Association filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.


10.24 (b)  --  Master Lease  Agreement  between Fleet Capital  Corporation  and
                IntegraMed America, Inc. filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.


10.24 (c)  --   Amendment  Number One to Loan Agreement dated September 11, 1998 between  IntegraMed  America,  Inc.  and  Fleet  Bank,  National
                Association   filed  as  Exhibit   with   identical   number  to
                Registrant's  Annual  Report  on Form  10-K for the  year  ended
                December 31, 1999.

10.24 (d)  --   Amendment  Number Two to Loan Agreement dated September 11, 1998 between  IntegraMed  America,  Inc.  and  Fleet  Bank,  National
                Association   filed  as  Exhibit   with   identical   number  to
                Registrant's  Annual  Report  on Form  10-K for the  year  ended
                December 31, 1999.

10.24 (e)  --   Amendment  Number Three to Loan  Agreement  dated  September 11,
                1998 between IntegraMed  America,  Inc. and Fleet Bank, National
                Association filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended
                December 31, 2000.

10.24 (f)  --   Amendment Number Four to Loan Agreement dated September 11, 1998 between  IntegraMed  America,  Inc.  and  Fleet  Bank,  National
                Association. filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended
                December 31, 2000.


10.24 (g)  --   Amended and Restated  Loan  Agreement  dated as of September 28,
                2001 between IntegraMed America, Inc. and Fleet National Bank filed as Exhibit with identical exhibit number to Registrant's
                Quarterly Report on Form 10-Q for the period ended September 30,
                2001.

10.24 (h)  --  Amendment to Amended and Restated Loan Agreement between
               IntegraMed America, Inc. and Fleet National Bank dated September 20, 2002 filed as Exhibit with identical number to Registrant's Quarterly Report on form 10Q for the period ended September 30, 2002.

10.24 (i)  --  Second Amendment to Amended and Restated Loan Agreement
               dated July 31, 2003 filed as exhibit with identical exhibit number to Registrant's Report on Form 10-K for the year ended December 31, 2001.

10.24 (j)  --  Third  Amendment to Amended and Restated  Loan  Agreement  dated
                November 14, 2003

Exhibit
Number                              Exhibit
------                              -------

10.25      --   Service  Agreement  among  IntegraMed  Pharmaceutical  Services,
                Inc., ivpcare,  Inc. and IntegraMed America,  Inc. dated January
                16, 2002 filed as exhibit with identical exhibit number to Registrant's Report on Form 10-K for the year ended December 31,
                2001.

10.26      --   Form  of  Retention   Agreement  between  Registrant  and  Kathi
                Baginski,  Peter  Cucchiara,  Dan Desmarais,  Anders Engen,  Jay
                Higham,  John  Hlywak,  Jr.,  Mark Segal,  Claude E. White,  and
                Donald S. Wood, Ph.D. filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended
                June 30, 1999.

10.27      --   Form of  Indemnification  Agreement  dated June 1, 2000  between
                IntegraMed  America,  Inc. and M. Fazle  Husain,  Michale  Levy,
                M.D.,  Aaron Lifchez,  M.D.,  Sarason  Liebler,  Larry Stuesser,
                Elizabeth  E.  Tallett,  Gerardo  Canet,  Peter  Cucchiara,  Jay
                Higham,  John Hlywak,  Jr., Claude E. White, and Donald S. Wood,
                Ph.D.  filed  as  Exhibit  with  identical   exhibit  number  to
                Registrant's  Quarterly Report on Form 10-Q for the period ended
                June 30, 2000.


10.28   --     Service Agreement between IntegraMed America, Inc. and
               Northwest Center for Infertility and Reproductive Endocrinology dated April 26, 2002 filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended
               March 31, 2002.

10.28(a) --    Amendment No. 1 to Service Agreement between IntegraMed
               America, Inc. and Northwest Center for Infertility and
               Reproductive Endocrinology dated June 14, 2002 filed as Exhibit with identical number to Registrant's Quarterly Report on form
               10Q for the period ended September 30, 2002.

10.28(b) --    Amendment No. 2 to Service Agreement between IntegraMed
               America, Inc. and Northwest Center for Infertility and
               Reproductive Endocrinology dated November 1, 2002 filed as exhibit with identical exhibit number to Registrant's Report on Form 10-K for the year ended December 31, 2002.

10.28 (c)  --   Amendment No. 3 to Service Agreement between IntegraMed America,
                Inc.  and  Northwest  Center for  Infertility  and  Reproductive
                Endocrinology

10.29      --   Copy of Registrant's  2000 LongTerm  Compensation  Plan filed as
                Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

10.30      --   Service   Agreement   between   IntegraMed   America,   Inc  and
                Reproductive  Endocrine  Associates of Charlotte,  P.C. filed as
                Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended September 31, 2003.

10.31      --   Service Agreement between IntegraMed  America,  Inc. and Seattle
                Reproductive   Medicine,   Inc.,  P.S.  filed  as  exhibit  with
                identical exhibit number to Registrant's Report on Form 10-Q for the period ended March 31, 2004.

Exhibit
Number                              Exhibit
------                              -------

14.1       --   Code of Ethics filed as Exhibit with identical exhibit number to
                Registrant's  Statement on Form 10-K for the year ended December
                31, 2003.

21         --   List of Subsidiaries

23.1       --   Consent of PricewaterhouseCoopers LLP

31.1       --   CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                March 22, 2005.

31.2       --   CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                March 22, 2005.

32.1       --   CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                March 22, 2005.

32.2       --   CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                March 22, 2005.