Form 10-Q
period 2005-03-31
INTEGRAMED AMERICA INC
filed 2005-05-16
CIK 885988

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

                  For the quarterly period ended March 31, 2005

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

                            Yes [ ]        No [X]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 26, 2005 was 3,720,438.

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

    Item 1.    Financial Statements (unaudited)

                  Consolidated Balance Sheets at March 31, 2005
                    and December 31, 2004......................................3

                  Consolidated Statements of Income for the three month
                    periods ended March 31, 2005 and 2004 .....................4

                  Consolidated Statements of Shareholders' Equity for the
                   three month periods ended March 31, 2005 and 2004 ..........5

                  Consolidated Statements of Cash Flows for the three month
                     periods ended March 31, 2005 and 2004 ....................6

                  Notes to Consolidated Financial Statements ...............7-10

    Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................11-17

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk.... 18

    Item 4.    Controls and Procedures....................................... 18


PART II -      OTHER INFORMATION

    Item 1.    Legal Proceedings............................................. 19

    Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of
                Equity Securities............................................ 19

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

CERTIFICATIONS PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002.....................................  EXHIBITS


CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002.....................................  EXHIBITS

PART I -- FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements


                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)

                                     ASSETS
                                                                                      March 31,  December 31,
                                                                                      ---------  ------------
                                                                                        2005         2004
                                                                                      ---------  ------------
                                                                                     (unaudited)
Current assets:
  Cash and cash equivalents .......................................................   $  5,333    $ 11,300
  Due from Medical Practices, net .................................................     11,097       8,130
  Pharmaceutical sales accounts receivable, net ...................................      1,469       1,259
  Deferred income taxes, net ......................................................      1,898       1,950
  Prepaids and other current assets ...............................................      3,850       2,043
                                                                                      --------    --------
      Total current assets ........................................................     23,647      24,682

  Fixed assets, net ...............................................................     16,001      14,868
  Intangible assets, net ..........................................................     23,491      20,519
  Deferred income taxes,net .......................................................      1,291       1,366
  Other assets ....................................................................        527         410
                                                                                      --------    --------
      Total assets ................................................................   $ 64,957    $ 61,845
                                                                                      ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................................................   $    782    $    519
  Accrued liabilities .............................................................      7,280       7,451
  Current portion of long-term notes payable and other obligations ................      2,219       2,218
  Patient deposits ................................................................     16,955      14,193
                                                                                      --------    --------
      Total current liabilities ...................................................     27,236      24,381
                                                                                      --------    --------
Long-term notes payable and other obligations .....................................      2,717       3,021
                                                                                      --------    --------

Commitments and contingencies

Stockholders' Equity:
  Common Stock, $.01 par value - 15,000,000 and 15,000,000 shares authorized in
      2005 and 2004 respectively; and 3,720,438 and 3,647,282 shares issued in
      2005 and 2004, respectively .................................................         37          36
  Capital in excess of par value ..................................................     48,785      48,467
  Deferred compensation ...........................................................       (241)       (293)
  Treasury stock, at cost - 51,312 and 40,547 shares in 2005 and 2004, respectively       (461)       (337)
  Accumulated deficit .............................................................    (13,116)    (13,430)
                                                                                      --------    --------
      Total stockholders' equity ..................................................     35,004      34,443
                                                                                      --------    --------
      Total liabilities and stockholders' equity ..................................   $ 64,957    $ 61,845
                                                                                      ========    ========




        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                                         For the
                                                                    three-month period
                                                                      ended March 31,
                                                                 ----------------------
                                                                    2005        2004
                                                                 --------     --------
                                                                      (unaudited)
Revenues, net:
   FertilityPartners , net of Service Rights amortization
      of $354 and $321 in 2005 and 2004, respectively ........   $ 25,456    $ 20,598
   Pharmaceutical ............................................      4,739       3,766
   FertilityDirect ...........................................      1,788       1,030
                                                                 --------    --------
      Total ..................................................     31,983      25,394
                                                                 --------    --------

Cost of services and sales:
   FertilityPartners, including depreciation of $853 and $610      22,952      18,549
   Pharmaceutical ............................................      4,551       3,624
   FertilityDirect ...........................................      1,127         746
                                                                 --------    --------
      Total ..................................................     28,630      22,919
                                                                 --------    --------

Contribution:
   FertilityPartners .........................................      2,504       2,049
   Pharmaceutical ............................................        188         142
   FertilityDirect ...........................................        661         284
                                                                 --------    --------
     Total ...................................................      3,353       2,475
                                                                 --------    --------

Other expenses (income):
   General and administrative expenses, including depreciation
     of $92 and $87 ..........................................      2,834       2,142
   Interest income ...........................................       (100)        (58)
   Interest expense ..........................................         97          80
                                                                 --------    --------
     Total ...................................................      2,831       2,164
                                                                 --------    --------

Income before income taxes ...................................        522         311
Income tax provision .........................................        208         124
                                                                 --------    --------

Net income ...................................................   $    314    $    187
                                                                 ========    ========

Basic earnings per share .....................................   $   0.09    $   0.05
                                                                 ========    ========
Diluted earnings per share ...................................   $   0.08    $   0.05
                                                                 ========    ========

Weighted average shares - basic ..............................      3,646       3,573
                                                                 ========    ========
Weighted average shares - diluted ............................      3,854       3,814
                                                                 ========    ========



        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)

                                                                                                                   Total
                                    Common Stock     Capital in     Accumulated   Treasury Stock    Deferred    Shareholders'
                                   Shares   Amount   Excess of Par    Deficit     Shares Amount   Compensation     Equity
                                   ------   ------   -------------    -------     -------------   ------------  -------------


BALANCE AT DECEMBER 31, 2003 ....   3,544    $  35      $48,172      $(14,616)        90   $(426)      $(315)     $32,850
Issuance of Restricted Stock Grant     33       --          211            --         --      --          --          211
Options and warrants exercised ..     210        2          907            --         --      --          --          909
Treasury Stock transactions, net     (140)      (1)        (823)           --        (49)     89          --         (735)
Stock grants issued, net ........     --        --           --            --         --      --        (219)        (219)
Stock grant amortization ........     --        --           --            --         --      --         241          241
Net income ......................     --        --           --         1,186         --      --          --        1,186
                                  -------    -----      -------      --------       ----   -----       -----       -------

BALANCE AT DECEMBER 31, 2004 ....   3,647    $  36      $48,467      $(13,430)        41   $(337)      $(293)     $34,443

Options and warrants exercised ..      72        1          310            --         10    (124)         --          187
Stock grants issued, net ........       1       --            8            --         --      --          (8)          --
Stock grant amortization ........      --       --           --            --         --      --          60           60
Net income ......................      --       --           --           314         --      --          --          314
                                  -------    -----      -------      --------       ----   -----       -----      -------

BALANCE AT MARCH 31, 2005 .......   3,720     $ 37      $48,785      $(13,116)        51   $(461)      $(241)     $35,004
                                  =======    =====      =======      ========       ====   =====       =====      =======







        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                   For the
                                                                             three-month period
                                                                               ended March 31,
                                                                             ------------------
                                                                               2005      2004
                                                                             -------    -------
                                                                                 (unaudited)
Cash flows from operating activities:
   Net income ..........................................................   $    314    $    187
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization .....................................      1,298       1,018
     Deferred income taxes .............................................        127         103
     Deferred compensation .............................................         60          51
   Change in assets and liabilities -- Decrease (increase) in assets:
        Due from Medical Practices .....................................     (2,967)     (2,790)
        Pharmaceutical sales accounts receivable .......................       (210)        198
        Prepaids and other current assets ..............................     (1,807)       (241)
        Other assets ...................................................       (117)          8
     Increase (decrease) in liabilities:
         Accounts payable ..............................................        263        (622)
         Accrued liabilities ...........................................       (171)      2,188
         Patient deposits ..............................................      2,762       1,855
                                                                           --------    --------
Net cash provided by (used in) operating activities ....................       (448)      1,955
                                                                           --------    --------

Cash flows used in investing activities:
     Payment for Exclusive Service Rights ..............................     (3,325)     (1,204)
     Purchase of fixed assets and leasehold improvements ...............     (2,078)     (1,814)
                                                                           --------    --------
Net cash used in investing activities ..................................     (5,403)     (3,018)
                                                                           --------    --------

Cash flows used in financing activities:
     Principal repayments on debt ......................................       (287)       (287)
     Principal repayments under capital lease obligations ..............        (16)        (11)
     Proceeds from exercise of common stock warrants and options .......        187         242
     Repurchase of common stock ........................................       --          (192)
                                                                           --------    --------
Net cash used in financing activities ..................................       (116)       (248)
                                                                           --------    --------

Net change in cash and cash equivalents ................................   $ (5,967)   $ (1,311)
Cash and cash equivalents at beginning of period .......................     11,300       6,885
                                                                           --------    --------
Cash and cash equivalents at end of period .............................   $  5,333    $  5,574
                                                                           ========    ========

Supplemental Information:
     Interest paid .....................................................   $     97    $     80
     Income taxes paid .................................................   $    418    $     66




        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2005, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three month periods ended March 31, 2005 and 2004 is as follows (000's omitted, except for per share amounts):

                                                                 For the
                                                           three-month period
                                                             ended March 31,
                                                           -------------------
                                                            2005         2004
                                                           ------       ------
Numerator
Net Income..............................................   $   314      $   187
                                                           =======      =======

Denominator
Weighted average shares outstanding (basic).............     3,646        3,573
Effect of dilutive options and warrants.................       208          241
                                                           -------      -------
Weighted average shares and dilutive potential
Common shares (diluted).................................     3,854        3,814
                                                           =======      =======
Basic EPS...............................................   $  0.09      $  0.05
                                                           =======      =======
Diluted EPS.............................................   $  0.08      $  0.05
                                                           =======      =======

     For the three-month period ended March 31, 2005, there were no outstanding options or warrants to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of all outstanding options and warrants were less than the average market price of the shares of Common Stock.

     For the three-month period ended March 31, 2004, there were no outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of all outstanding options were less than the average market price of the shares of Common Stock. For the three-month period ended March 31, 2004, the effect of the assumed exercise of warrants to purchase 88,000 shares of Common Stock at an exercise price of $9.00 per share was excluded in computing the diluted per share amount because the exercise price of the warrants was greater than the average market price of the shares of Common Stock, thereby causing these warrants to be antidilutive.

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

                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution     Consolidated
                                                         ---------    --------        ------------     ------------

For the three months ended March 31, 2005
     Revenues......................................            --       $27,244           $4,739            $31,983
     Cost of services and sales....................            --        24,079            4,551             28,630
                                                            -----       -------           ------            -------
     Contribution..................................            --         3,165              188              3,353
                                                                                                            -------
     General and administrative costs..............                                                           2,834
     Interest, net.................................                                                              (3)
                                                                                                             ------
     Income before income taxes....................                                                             522
                                                                                                             ======
     Depreciation expense included above...........                                                             945
     Capital expenditures..........................           264         1,814               --              2,078
     Total assets..................................         7,075        56,276            1,606             64,957

For the three months ended March 31, 2004
     Revenues......................................            --       $21,628           $3,766            $25,394
     Cost of services and sales....................            --        19,295            3,624             22,919
                                                            -----       -------           ------            -------
     Contribution..................................            --         2,333              142              2,475
                                                                                                            -------
     General and administrative costs..............                                                           2,142
     Interest, net.................................                                                              22
                                                                                                             ------
     Income before income taxes....................                                                             311
                                                                                                             ======
     Depreciation expense included above...........                                                             697
     Capital expenditures..........................            34        1,780                --              1,814
     Total assets..................................         7,547       49,717             1,705             58,969


NOTE 4 -- STOCK-BASED EMPLOYEE COMPENSATION:

     As of March 31, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 12 of the Company's financial statements in its most recent Annual Report on Form 10-K. Prior to fiscal 2003, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this standard, no stock option-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective July 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 148. Under the Prospective transition method selected by the Company, fair value accounting is applied to all new stock grants and modifications to old grants since January 1, 2003. Disclosure of pro-forma net income and EPS is continued for any pre-adoption grants. No options have been granted subsequent to the adoption of FAS No. 148.


     The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. (000's omitted, except per share amounts).

                                                                                           For the
                                                                                     three-month period
                                                                                       ended March 31,
                                                                                     ------------------
                                                                                     2005          2004
                                                                                     -----        -----

         Net Income, as reported...........................................          $ 314        $  187

         Add: Stock-based employee compensation expense
         included in reported net income, net of related tax
         effects...........................................................             22            31

         Deduct:  Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects........................            (65)          (92)
                                                                                     -----         -----

         Pro forma net income..............................................          $ 271         $ 126
                                                                                     =====         =====

         Earnings per share:
              Basic-as reported............................................          $0.09         $0.05
              Basic-pro forma..............................................          $0.07         $0.04

              Diluted-as reported..........................................          $0.08         $0.05
              Diluted-pro forma............................................          $0.07         $0.04


NOTE  5- LITIGATION

     On November 12, 2003 an action captioned South Broward Hospital District vs. Wayne S. Maxson, M.D. et. al. was filed against, among others, the Company and one of its FertilityPartners, in the Broward County Florida Circuit Court alleging that the Company had interfered with the contractual relationship between the Hospital and certain individuals. The Company and the other defendants filed a motion to dismiss the Complaint, which matter was heard on March 24, 2005. The court dismissed all claims against the defendants and subsequently the parties entered into a settlement agreement.

           There are other minor legal proceedings to which the Company is a party. In the Company's opinion, the claims asserted and the outcome of such proceedings will not have a material adverse effect on the financial position, results of operations or the cash flow of the Company.

NOTE 6 -- RECENT ACCOUNTING STANDARDS

     The Company discloses its critical accounting policies in its Form 10-K filed with the Securities and Exchange Commission. Since December 31, 2004, none of those policies has changed, nor has any been added.


     At this time, there are no recently issued accounting standards, which impact the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with IntegraMed America Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

     IntegraMed America, Inc. (the "Company") offers products and services to patients and providers in the fertility industry. The IntegraMed Network is comprised of twenty-five fertility centers in major markets across the United States, pharmaceutical products and services, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Seventeen Affiliate fertility centers purchase discrete service packages provided by the Company and eight fertility centers have access to the entire portfolio of products and services under the comprehensive FertilityPartners(TM) program. All twenty-five centers have access to the Company's consumer services, principally pharmaceutical products and patient financing products.

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


 Major events impacting financial condition and results of operations

     During 2003, the Company negotiated revised fee structures on three of its existing FertilityPartner contracts. In all three of these contracts, the timetable for the phase-in of that portion of the fee reductions which are based on the earnings of the underlying fertility centers was delayed by one year and became effective in the first quarter of 2004. Beginning in the year 2006, these revised contracts contain a maximum limit on the amount of fees the Company can earn, which are based on the earnings of the underlying fertility centers. The maximum limitation on one contract is below the fees earned by the Company on this contract in 2004. The Company believes that these fee limitations will be more than offset by volume based increases in fees earned in other areas of our existing contracts, the sale of new FertilityPartner contracts and growth in our FertilityDirect business unit.

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

     Effective January 1, 2005, the Company signed a FertilityPartner agreement to supply a complete range of business, marketing and facility services to the Reproductive Partners Medical Group, Inc., a fertility practice comprised of six physicians in the Southern California market. Under the terms of this 25-year agreement, IntegraMed has committed up to $0.5 million to fund any necessary capital needs of the practice. Based on the terms of the transaction, IntegraMed's service fees will be comprised of the Company's standard reimbursed costs of services, a variable percentage of revenues, plus an additional fixed percentage of the center's earnings.

     Effective January 1, 2005, the Company became a minority equity investor in the Assisted Reproductive Technology Insurance Company ("ARTIC"). ARTIC is incorporated as an off-shore captive insurance company designed to offer malpractice insurance to physicians within the IntegraMed network. IntegraMed's equity investment of $50,000 represents a 10% ownership stake, accounted for on the cost basis,with the remaining equity owned by participating physician groups. IntegraMed has agreed to provide certain administrative and insurance related services to ARTIC members.

     Subsequent to March 31, 2005 the Company and Theralogix, a developer of evidence-based nutritional supplements, announced the launch of Fertility Sciences, LLC, a new venture committed to developing nutritional supplements to help enhance fertility. Fertility Science's mission is to facilitate the responsible use of evidence-based, complementary therapies in reproductive practice. The company distributes a limited number of evidence-based, academically-backed nutritional supplements, which are formulated and endorsed by leading fertility specialists, and certified for purity and content accuracy. The company's first product offering, ConceptionXR for Men, targets male factor infertility. The supplement is intended to benefit fertility providers and patients by providing a product whose formula is vetted by highly-credentialed scientists and whose manufacturing, bottling and labeling is overseen by NSF International, a global leader in independent third-party certification.

     We continue to aggressively promote our Shared Risk Refund Program. The Shared Risk Refund Program is an innovative treatment and financing program which, with recent enhancements, consists of up to six treatment cycles of in vitro fertilization for one fixed price with a significant refund if the patient does not deliver a live baby. Under this financial program, we receive payment directly from consumers who qualify for the program and pay contracted fertility centers a defined reimbursement for each treatment cycle performed. We manage the risks associated with the Shared Risk Refund Program through a case management program. This case management program authorizes patient care and provides information to be used in recognizing revenue and developing the related reserves for refunds.

Results of Operations

     The following table shows the percentage of net revenues represented by various expense and other income items reflected in our Consolidated Statement of Operations.

                                                                 For the
                                                           three-month period
                                                              ended March 31,
                                                           -------------------
                                                            2005         2004
                                                           -----        -----
                                                              (unaudited)
         Revenues, net
              FertilityPartners ........................   79.6%       81.1%
              Pharmaceutical ...........................   14.8%       14.8%
              FertilityDirect ..........................    5.6%        4.1%
                                                           -----       -----
              Total ....................................  100.0%      100.0%

         Costs of services incurred:

              FertilityPartners ........................   71.8%       73.1%
              Pharmaceutical ...........................   14.2%       14.3%
              FertilityDirect ..........................    3.5%        4.1%
                                                           -----       -----
              Total ....................................   89.5%       90.3%

         Contribution
              FertilityPartners.........................    7.8%        8.0%
              Pharmaceutical............................    0.6%        0.5%
              FertilityDirect...........................    2.1%        1.2%
                                                           -----       -----
              Total.....................................   10.5%        9.7%

         General and administrative expenses............    8.9%        8.4%
         Interest income................................   (0.3)%      (0.2) %
         Interest expense...............................    0.3%        0.3%
                                                          -----       -----
              Total other expenses......................    8.9%        8.5%
                                                          -----       -----
         Income before income taxes.....................    1.6%        1.2%
         Provision for income taxes.....................    0.6%        0.5%
                                                          -----       -----
         Net income.....................................    1.0%        0.7%
                                                          =====      =====


   Three Months Ended March 31, 2005 Compared to Three Months Ended
    March 31, 2004

       Revenues for the three months ended March 31, 2005 increased by a net of approximately $6.6 million, or 25.9%, from the same period in 2004. The main growth factors contributing to this increase were:


(i) Revenues at our six FertilityPartner centers opened prior to 2004, increased by $1.5 million, or 7.5%. This increase resulted from strong patient flow and higher clinical billings at most clinical locations. Revenue from our two recent FertilityPartner centers, located in Seattle, Washington and Los Angeles, California, who joined our network in January 2004 and January 2005, respectively, totaled $3.4 million in the first quarter of 2005. The Seattle FertilityPartner location generated revenue of $1.6 million in the first quarter of 2005, vs. revenue of $0.1 million in the comparable period of 2004.

(ii) Revenue at our pharmaceutical unit increased by $1.0 million, or 25.8% from the same period in 2004. Revenue for the first quarter of 2004 had been negatively impacted by our decision, in mid-2003, to de-emphasize the sale of certain high volume products due to their lack of profitability. This decision caused a drop in revenue during the last two quarters of 2003. As a result of a more favorable pricing and reimbursement environment for these products, revenues at our pharmaceutical unit have increased significantly since the first quarter of 2004. We expect this trend to continue and have recently begun enhanced marketing support initiatives designed to increase pharmaceutical sales penetration within our network of affiliated fertility centers.

(iii) FertilityDirect revenues, which are comprised of our direct to consumer Shared Risk Refund program, membership fees from affiliated clinics, and captive insurance company management fees, increased by $0.8 million, or 73.6% from prior year levels. The main factor accounting for this growth has been continuing acceptance of, and enrollment in, our Shared Risk program. This program has recently been enhanced to offer additional frozen embryo cycles and access to discount pharmaceuticals. We plan to continue aggressively promoting our FertilityDirect programs and anticipate that these programs will continue to show growth in future quarters.

     Contribution of $3.4 million for the first quarter of 2005 was up $0.9 million, or 35.5% from 2004 levels. As a percentage of revenue, the contribution margin grew to 10.5% for the first quarter of 2005 versus 9.7% for the same period in 2004. The following factors had a significant effect on first quarter 2005 contribution:

(i) Contribution generated by the FertilityPartners agreements increased by $0.5 million in the first quarter of 2005 versus the same period in 2004. Contribution at our six FertilityPartner centers opened prior to 2004, increased by $0.1 million, despite previously disclosed fee reductions on three of these contracts. Contribution from our two recent FertilityPartner centers, who joined our network subsequent to January 1, 2004, totaled $0.4 million in the first quarter of 2005.

(ii) Pharmaceutical contribution increased by $46,000, or 32.4%, and margin rates increased to 4.0% during the first quarter of 2005 from 3.8% in 2004. For the balance of 2005, we anticipate that our pharmaceutical margins will stabilize in their historic range of 3.5 - 4.0% on the higher revenues described above.

(iii) Contribution from the FertilityDirect program increased by $377,000, or 132.7% from the same quarter in the prior year. This increase resulted from growth in Shared Risk Refund patient volume, driven in part from the previously mentioned enhancements to the program, as well as better than expected clinical outcomes. In January 2005, we began to receive management fees related to the administration of a captive insurance company, which totaled $32,000 during the first quarter of 2005.

     General and Administrative expenses increased by $692,000 in the first quarter of 2005 from $2,142,000 in the same period in 2004 as a result of increased compensation, marketing and regulatory costs. These increases are designed to maintain growth rates in our business segments while maintaining compliance with Sarbanes-Oxley requirements.

     Interest income rose to $100,000 for the quarter ended March 31, 2005, from $58,000 for the same quarter in 2004. This increase was mainly attributable to finance charges assessed to various FertilityPartner locations on invested capital in excess of predefined limits. Interest expense increased to $97,000 for the three months ending March 31, 2005 from $80,000 in the comparable period in 2004. This increase was mainly the result of higher market interest rates on our outstanding debt balances.

     The provisions for income tax were $208,000 and $124,000 for the quarters ending March 31, 2005 and 2004, respectively. For both periods the effective tax rate was 39.8% of pre-tax income and reflected a provision for both state and federal taxes.

Off-balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2005, we were not involved in any unconsolidated SPE transactions.
 Liquidity and Capital Resources

     Historically, we have financed our operations by the sale of equity securities, issuance of notes and internally generated resources. In addition, we also use bank financing for working capital and business development purposes. Due to ongoing planned capital investments required by our expanding FertilityPartners, as well as the payment of Service Rights related to our new Southern California FertilityPartner contract, working capital decreased during the first three months of 2005 to a negative $3.6 million as of March 31, 2005, from $0.3 million as of December 31, 2004. We believe that cash flows from our operations plus the existing credit facility and term loan will be sufficient to provide for our future liquidity needs for the next twelve months.

     Patient deposits, which represent funds received from patients in advance of treatment cycles, increased by $2,762,000 since December 31, 2004 to $16,955,000 as of March 31, 2005. These deposits, which are comprised of both Shared Risk and non-Shared Risk sources, are prepayments of future revenues from patients without full insurance coverage. Deposits are a significant source of recurring cash flow and represent interest free financing for us.

     On July 31, 2003, we amended our existing credit facility with Bank of America (formally Fleet Bank). The amended facility is comprised of a $7.0 million three-year working capital revolver and a $5.75 million three-year term loan, of which $0.75 million was used to repay the remaining outstanding balance of the previous credit facility. Each component bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.25% to 2.75% in the case of LIBOR-based loans. Prime based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable as defined. As of March 31, 2005, we had borrowed $1.0 million under the working capital revolver agreement for general corporate purposes. The remaining working capital revolver balance of $6.0 million is available to us. The Bank of America credit facility is collateralized by all of our assets. The credit facility is subject to several covenants, all of which were met or for which a waiver was granted at March 31, 2005.

     We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments:

     The following summarizes our contractual obligations and other commercial commitments at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                      Total     Less than 1 year       1 - 3 years   4 - 5 years     After 5 years
                                   ----------   ----------------       -----------  ------------     -------------

Notes Payable.................      $ 4,738,000     $ 2,150,000        $ 2,588,000   $         --       $       --
Capital lease obligations.....          197,000          68,000            129,000             --               --
Operating leases..............       32,503,000       5,248,000         13,694,000      5,524,000        8,037,000
FertilityPartners  capital
    projects..................        1,950,000       1,950,000                 --             --               --
                                    -----------      ----------        -----------     ----------       ----------
    Total contractual
    cash obligations..........      $39,388,000      $9,416,000        $16,411,000     $5,524,000       $8,037,000
                                    ===========      ==========        ===========     ==========       ==========

                                                    Amount of Commitment Expiration Per Period

                                       Total    Less than 1 year      1 - 3 years   4 - 5 years      After 5 years
                                   ----------   ----------------     -------------  -------------    -------------

Lines of credit...............      $ 7,000,000  $           --        $ 7,000,000   $         --       $       --


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

     We are responsible for the collection of receivables, which are financed with full recourse. We have continuously funded these needs from cash flow from operations and the collection of the prior month's receivables. If delays in repayment are incurred, which have not as yet been encountered, we could draw on our existing working capital line of credit. We make payments on behalf of the FertilityPartners for which we are reimbursed in the short-term. Other than these payments, as a general course, we do not make other advances to the medical practice. Other than the capital commitments, we have no other funding commitments to the FertilityPartners.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2004. As of March 31, 2005, a one percent change in interest rates would negatively impact pre-tax income by approximately $47,000 and net income by approximately $28,000.


Item 4. Controls and Procedures


     (a) Evaluation of disclosure controls and procedures.


     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of March 31, 2005 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.


     (b) Changes in internal controls.


     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.

On November 12, 2003 an action captioned South Broward Hospital District vs. Wayne S. Maxson, M.D. et. al. was filed against, among others, the Company and one of its FertilityPartners, in the Broward County Florida Circuit Court alleging that the Company had interfered with the contractual relationship between the Hospital and certain individuals. The Company and the other defendants filed a motion to dismiss the Complaint, which matter was heard on March 24, 2005. The court dismissed all claims against the defendants and subsequently the parties entered into a settlement agreement.

There are other minor legal proceedings to which the Company is a party. In the Company's opinion, the claims asserted and the outcome of such proceedings will not have a material adverse effect on the financial position, results of operations or the cash flow of the Company.


     Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases
                   of Equity Securities.

                     During the three months ended March 31, 2005, the Company obtained 10,765 shares of its Common Stock that are now held as treasury shares. These shares represent shares tendered to the Company as consideration for the cashless exercise of stock options as well as for the withholding of taxes paid, on their behalf, by the Company on an employee stock grant. The Company currently has no plans to dispose of these shares.

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


                                   INTEGRAMED AMERICA, INC.
                                  (Registrant)




Date:    May 13, 2005             By:  /s/ John W. Hlywak, Jr.
                                           ----------------------------
                                           John W. Hlywak, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                            Exhibit

10.24(k) __     Fourth  Amendment  and  Waiver  to  Amended  and  Restated  Loan
                Agreement between  IntegraMed  America,  Inc. and Fleet National
                Bank, a Bank of America Company dated as of March 21, 2005.

10.32    __     Submanagement   Agreement   dated   January   1,  2005   between
                Reproductive Partners Inc and IntegraMed America, Inc.

10.32(a) __     First Amended Management, Service and Facility Agreement between
                Reproductive  Partners Inc. and  Reproductive  Partners  Medical
                Group Inc. dated January 1, 2005.

31.1     --     CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                May 13, 2005.

31.2     --     CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                May 13, 2005.


32.1     --     CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                May 13, 2005.

32.2     --     CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                May 13, 2005.