Form 10-Q
period 2005-06-30
INTEGRAMED AMERICA INC
filed 2005-08-12
CIK 885988

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

                  For the quarterly period ended June 30, 2005

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

                           Yes [  ]        No [X]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 20, 2005 was 4,957,351.

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

                  Consolidated Balance Sheets at June 30, 2005
                     and December 31, 2004................................... 3

                  Consolidated Statements of Income for the three-month
                     and six-month periods ended June 30, 2005 and 2004 ..... 4

                  Consolidated Statements of Shareholders' Equity for the
                     six-month period ended June 30, 2005 and twelve-month
                     period ended December 31, 2004 ......................... 5

                  Consolidated Statements of Cash Flows for the six-month
                     periods ended June 30, 2005 and 2004 ................... 6

                  Notes to Consolidated Financial Statements ............. 7-10

    Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................. 11-18

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk... 19

    Item 4.    Controls and Procedures...................................... 19


PART II -      OTHER INFORMATION

    Item 1.    Legal Proceedings............................................ 20

    Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases
                  of Equity Securities.....................................  20

    Item 3.    Defaults upon Senior Securities.............................  20

    Item 4.    Submission of Matters to a Vote of Security Holders.........  20

    Item 5.    Other Information...........................................  21

    Item 6.    Exhibits ...................................................  21


SIGNATURES ................................................................  22

CERTIFICATIONS PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002....................................  EXHIBITS


CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002....................................  EXHIBITS

PART I -- FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)
                                     ASSETS
                                                                                      June, 30,   December 31,
                                                                                      ---------   ------------
                                                                                        2005          2004
                                                                                      ---------   ------------
                                                                                     (unaudited)
Current assets:
  Cash and cash equivalents .......................................................   $  9,057    $ 11,300
  Due from Medical Practices, net .................................................     10,260       8,130
  Pharmaceutical sales accounts receivable, net ...................................      1,276       1,259
  Deferred income taxes, net ......................................................      1,903       1,950
  Prepaids and other current assets ...............................................      3,731       2,043
                                                                                      --------    --------
      Total current assets ........................................................     26,227      24,682
Long-term assets:
  Fixed assets, net ...............................................................     15,938      14,868
  Intangible assets, net ..........................................................     23,141      20,519
  Deferred income taxes,net .......................................................      1,072       1,366
  Other assets ....................................................................        583         410
                                                                                      --------    --------
      Total assets ................................................................   $ 66,961    $ 61,845
                                                                                      ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................................................   $    928    $    519
  Accrued liabilities .............................................................      6,677       7,451
  Current portion of long-term notes payable and other obligations ................      3,219       2,218
  Patient deposits ................................................................     18,208      14,193
                                                                                      --------    --------
      Total current liabilities ...................................................     29,032      24,381
                                                                                      --------    --------
Long-term notes payable and other obligations .....................................      2,411       3,021
                                                                                      --------    --------

Commitments and contingencies

Stockholders' Equity:
  Common Stock, $.01 par value - 15,000,000 and 15,000,000 shares authorized in
      2005 and 2004 respectively; and 4,892,667 and 4,741,466 shares issued in
      2005 and 2004, respectively .................................................         49          47
  Capital in excess of par value ..................................................     49,236      48,467
  Deferred compensation ...........................................................       (605)       (293)
  Treasury stock, at cost - 67,905 and 52,711 shares in 2005 and 2004, respectively       (502)       (337)
  Accumulated deficit .............................................................    (12,660)    (13,441)
                                                                                      --------    --------
      Total stockholders' equity ..................................................     35,518      34,443
                                                                                      --------    --------
      Total liabilities and stockholders' equity ..................................   $ 66,961    $ 61,845
                                                                                      ========    ========


        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)

                                                                        For the                   For the
                                                                  three-month period         six-month period
                                                                     ended June 30,           ended June 30,
                                                                  ------------------         ----------------
                                                                    2005       2004           2005      2004
                                                                  -------     ------         ------    ------
                                                                     (unaudited)               (unaudited)

Revenues, net:
   FertilityPartners , net of Service Rights amortization
       of $353 and $707 in 2005, respectively, and $321
       and $642 in 2004, respectively ........................   $ 25,580    $ 21,475    $ 51,036    $ 42,073
   Pharmaceutical ............................................      4,444       3,903       9,183       7,669
   FertilityDirect ...........................................      2,193       1,515       3,981       2,545
                                                                 --------    --------    --------    --------
       Total .................................................     32,217      26,893      64,200      52,287
Cost of services and sales:
   FertilityPartners, including depreciation of $891 and
        $1,744 in 2005, respectively, and $684 and $1,294 in
        2004, respectively ...................................     23,053      19,298      46,021      37,847
   Pharmaceutical ............................................      4,259       3,749       8,810       7,373
   FertilityDirect ...........................................      1,310       1,075       2,421       1,821
                                                                 --------    --------    --------    --------
       Total .................................................     28,622      24,122      57,252      47,041
                                                                 --------    --------    --------    --------

Contribution:
   FertilityPartners .........................................      2,527       2,177       5,031       4,226
   Pharmaceutical ............................................        185         154         373         296
   FertilityDirect ...........................................        883         440       1,544         724
                                                                 --------    --------    --------    --------
       Total .................................................      3,595       2,771       6,948       5,246
                                                                 --------    --------    --------    --------
Other expenses (income):
   General and administrative expenses, including depreciation of $109 and $201 in 2005, respectively, and $79 and
       $166 in 2004, respectively ............................      2,865       2,230       5,699       4,372
   Interest income ...........................................       (115)        (62)       (215)       (120)
   Interest expense ..........................................         70          72         167         152
                                                                 --------    --------    --------    --------
       Total .................................................      2,820       2,240       5,651       4,404
                                                                 --------    --------    --------    --------

Income before income taxes ...................................        775         531       1,297         842
Income tax provision .........................................        308         211         516         335
                                                                 --------    --------    --------    --------

Net income ...................................................   $    467    $    320    $    781    $    507
                                                                 ========    ========    ========    ========

Basic earnings per share .....................................   $   0.10    $   0.07    $   0.16    $   0.11
                                                                 ========    ========    ========    ========
Diluted earnings per share ...................................   $   0.09    $   0.06    $   0.15    $   0.10
                                                                 ========    ========    ========    ========

Weighted average shares - basic ..............................      4,800       4,748       4,780       4,693
                                                                 ========    ========    ========    ========
Weighted average shares - diluted ............................      5,069       5,019       5,048       4,967
                                                                 ========    ========    ========    ========



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)

                                                                                                                   Total
                                    Common Stock       Capital in   Accumulated  Treasury Stock       Deferred   Shareholders'
                                   Shares   Amount    Excess of Par   Deficit    Shares  Amount     Compensation    Equity
                                   ------   ------    -------------   -------    ------  ------     ------------    ------

BALANCE AT DECEMBER 31, 2004       4,741       47      $48,467     $(13,441)      53      $(337)       $(293)       $34,443

Options and warrants exercised        99        1          332           --       11       (124)          --            209
Stock grants issued, net              52        1          437           --        4        (41)        (438)           (41)
Stock grant amortization              --       --           --           --       --         --          126            126
Net income for the six months ended
  June 30, 2005                       --       --           --          781       --         --           --            781
                                   -----       --      -------     --------       --      -----        -----        -------

BALANCE AT JUNE 30, 2005           4,892 $     49      $49,236     $(12,660)      68      $(502)       $(605)       $35,518
                                   =====  =======      =======     ========       ==      =====        =====        =======





















        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                              For the
                                                                          six-month period
                                                                           ended June 30,
                                                                          ----------------
                                                                           2005      2004
                                                                          ------    ------
                                                                            (unaudited)
Cash flows from operating activities:
   Net income .......................................................   $    781    $    507
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..................................      2,652       2,102
     Deferred income taxes ..........................................        341         285
     Deferred compensation ..........................................        126          10
   Change in assets and liabilities -- Decrease (increase) in assets:
        Due from Medical Practices ..................................     (2,130)     (1,101)
        Pharmaceutical sales accounts receivable ....................        (17)        (48)
        Prepaids and other current assets ...........................     (1,688)        745
        Other assets ................................................       (173)        (38)
     Increase (decrease) in liabilities:
         Accounts payable ...........................................        409        (942)
         Accrued liabilities ........................................       (815)      2,003
         Patient deposits ...........................................      4,015       3,152
                                                                        --------    --------
Net cash provided by operating activities ...........................      3,501       6,675
                                                                        --------    --------

Cash flows used in investing activities:
     Payment for Exclusive Service Rights ...........................     (3,329)     (1,204)
     Purchase of fixed assets and leasehold improvements ............     (3,015)     (2,950)
                                                                        --------    --------
Net cash used in investing activities ...............................     (6,344)     (4,154)
                                                                        --------    --------

Cash flows used in financing activities:
     Proceeds from revolving debt agreement .........................      1,000         --
     Principal repayments on debt ...................................       (575)       (639)
     Principal repayments under capital lease obligations ...........        (34)        (26)
     Proceeds from exercise of common stock warrants and options ....        209         487
     Repurchase of common stock .....................................         --        (445)
                                                                        --------    --------
Net cash provided by (used in) financing activities .................        600        (623)
                                                                        --------    --------

Net change in cash and cash equivalents .............................     (2,243)      1,898
Cash and cash equivalents at beginning of period ....................     11,300       6,885
                                                                        --------    --------
Cash and cash equivalents at end of period ..........................   $  9,057    $  8,783
                                                                        ========    ========

Supplemental Information:
     Interest paid ..................................................        167         152
     Income taxes paid ..............................................        965          66




        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2005, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2 -- COMMON SHARES OUTSTANDING:

     All common share numbers reported herein reflect the 30% Stock Split effected in the form of a Dividend declared by the Board of Directors on May 23, 2005 and issued to shareholders on June 22, 2005.

NOTE 3 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three month and six-month periods ended June 30, 2005 and 2004 is as follows (000's omitted, except for per share amounts):

                                                     For the           For the
                                               three-month period six-month period
                                                  ended June 30,     ended June 30,
                                               ------------------ -----------------
                                                   2005    2004      2005    2004
                                               ---------  -------  -------  -------

Numerator
Net Income ...................................   $  467   $  320   $  781   $  507
                                                 ======   ======   ======   ======

Denominator
Weighted average shares outstanding (basic) ..    4,800    4,748    4,780    4,693
Effect of dilutive options and warrants ......      269      271      268      274
                                                 ------   ------   ------   ------
Weighted average shares and dilutive potential
Common shares (diluted) ......................    5,069    5,019    5,048    4,967

Basic EPS ....................................   $ 0.10   $ 0.07   $ 0.16   $ 0.11
                                                 ======   ======   ======   ======
Diluted EPS ..................................   $ 0.09   $ 0.06   $ 0.15   $ 0.10
                                                 ======   ======   ======   ======


     For the three and six-month period ended June 30, 2005, there were no outstanding options or warrants to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of all outstanding options and warrants were less than the average market price of the shares of Common Stock.

     For the three and six-month period ended June 30, 2004, there were no outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of all outstanding options were less than the average market price of the shares of Common Stock.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

     For the three and six-month period ended June 30, 2004, the effect of the assumed exercise of warrants to purchase 114,400 shares of Common Stock at an exercise price of $6.92 per share was excluded in computing the diluted per share amount because the exercise price of the warrants was greater than the average market price of the shares of Common Stock, thereby causing these warrants to be antidilutive.

NOTE 4 -- SEGMENT INFORMATION:

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

                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution      Consolidated
                                                         ---------    --------        ------------      ------------
For the three months ended June 30, 2005
     Revenues......................................      $     --       $27,773          $4,444            $32,217
     Cost of services and sales....................            --        24,363           4,259             28,622
                                                         --------        ------           -----            -------
     Contribution..................................            --         3,410             185              3,595

     General and administrative costs..............                                                          2,865
     Interest, net.................................                                                            (45)
                                                                                                           -------
     Income before income taxes....................                                                        $   775
                                                                                                           =======
     Depreciation expense included above...........                                                          1,000
     Capital expenditures..........................          299           638               --                937
     Total assets..................................       11,813        53,355            1,793             66,961

For the six months ended June 30, 2005
     Revenues......................................      $     --       $55,017          $9,183            $64,200
     Cost of services and sales....................            --        48,442           8,810             57,252
                                                         --------        ------           -----            -------
     Contribution..................................            --         6,575             373              6,948

     General and administrative costs..............                                                          5,699
     Interest, net.................................                                                            (48)
                                                                                                           -------
     Income before income taxes....................                                                        $ 1,297
                                                                                                           =======
     Depreciation expense included above...........                                                          1,945
     Capital expenditures..........................          563         2,452               --              3,015
     Total assets..................................       11,813        53,355            1,793             66,961

For the three months ended June 30, 2004
     Revenues......................................      $    --       $22,990           $3,903            $26,893
     Cost of services..............................           --        20,373            3,749             24,122
                                                         -------        ------           ------             ------
     Contribution..................................           --         2,617              154              2,771

     General and administrative costs..............                                                          2,230
     Interest, net.................................                                                             10
                                                                                                           -------
     Income before income taxes....................                                                        $   531
                                                                                                           =======
     Depreciation expense included above...........                                                            763
     Capital expenditures..........................          108         1,028               --              1,136
     Total assets..................................       10,225        45,142            4,137             59,504




                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution      Consolidated
                                                         ---------    --------        ------------      ------------
For the six months ended June 30, 2004
     Revenues......................................      $    --       $44,618           $7,669            $52,287
     Cost of services and sales....................           --        39,668            7,373             47,041
                                                         -------        ------            -----             ------
     Contribution..................................           --         4,950              296              5,246

     General and administrative costs..............                                                          4,372
     Interest, net.................................                                                             32
                                                                                                           -------
     Income before income taxes....................                                                        $   842
                                                                                                           =======
     Depreciation expense included above...........                                                          1,460
     Capital expenditures..........................          142         2,808               --              2,950
     Total assets..................................       10,225        45,142            4,137             59,504

NOTE 5 -- STOCK-BASED EMPLOYEE COMPENSATION:

     As of June 30, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 12 of the Company's financial statements in its most recent Annual Report on Form 10-K. Prior to fiscal 2003, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this standard, no stock option-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective July 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 148. Under the Prospective transition method selected by the Company, fair value accounting is applied to all new stock grants and modifications to old grants since January 1, 2003. Disclosure of pro-forma net income and EPS is continued for any pre-adoption grants. No options have been granted subsequent to the adoption of FAS No. 148.

     The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. (000's omitted, except per share amounts).

                                                                             For the                 For the
                                                                       three-month period       six-month period
                                                                         Ended June 30,           ended June 30,
                                                                       ------------------       -----------------
                                                                        2005        2004         2005       2004
                                                                       ------      ------       ------     ------

         Net Income, as reported................................        $467        $320         $781       $507

         Add: Stock-based employee compensation expense
         included in reported net income, net of related tax
         effects................................................          27          37           49         68

         Deduct:  Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects.............         (70)        (98)        (135)      (190)

         Pro forma net income...................................         424         259          695        385

         Earnings per share:
              Basic-as reported.................................       $0.10       $0.07        $0.16      $0.11
              Basic-pro forma...................................       $0.09       $0.05        $0.15      $0.08

              Diluted-as reported...............................       $0.09       $0.06        $0.15      $0.10
              Diluted-pro forma.................................       $0.08       $0.05        $0.14      $0.08


NOTE 6 -- LITIGATION

     There are minor legal proceedings to which the Company is a party. In the Company's opinion, the claims asserted and the outcome of such proceedings will not have a material adverse effect on the financial position, results of operations or the cash flow of the Company.

NOTE 7 -- RECENT ACCOUNTING STANDARDS

Non-monetary Assets


     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 153, "Exchanges of Non--monetary Assets - an amendment of APB Opinion No. 29. SFAS 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our consolidated financial position, results of operations or cash flows.


 Accounting Changes


     In May 2005, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 154, "Accounting Changes and Error Corrections" which replaces APB Opinions No. 20 and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS 154 will have a material impact on our consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with IntegraMed America Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

     IntegraMed America, Inc. (the "Company") offers products and services to patients and providers in the fertility industry. The IntegraMed Network is comprised of twenty-three fertility centers in major markets across the United States, pharmaceutical products and services subsidiary, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Fifteen affiliate fertility centers purchase discrete service packages provided by the Company and eight fertility centers have access to the entire portfolio of products and services under the comprehensive FertilityPartners(TM) program. All twenty-four centers have access to the Company's consumer services, principally pharmaceutical products and patient financing products.

     The Company's strategy is to align information, technology and finance for the benefit of fertility patients, providers, and payers. The primary elements of the Company's strategy include: (i) expanding the IntegraMed Provider Network into new major markets; (ii) increasing the number and value of service packages purchased by members of the IntegraMed Provider Network; (iii) entering into additional FertilityPartners contracts; (iv) increasing revenues at contracted FertilityPartners centers; (v) increasing the number of Shared Risk Refund treatment packages sold to patients of the IntegraMed Provider Network and managing the risk associated with the Shared Risk Refund program; and (vi) increasing sales of pharmaceutical products and services.

Major events impacting financial condition and results of operations

     During 2003, the Company negotiated revised fee structures on three of its existing FertilityPartner contracts. In all three of these contracts, the company began a phased-in fee reduction which commenced in the first quarter of 2004, and is expected to extend through 2006. Beginning in the year 2006, these revised contracts contain a maximum limit on the amount of fees the Company can earn, which are based on the earnings of the underlying fertility centers. The maximum limitation on one contract is below the fees earned by the Company on this contract in 2004. The company's other FertilityPartner agreements do not contain fee limitations.

     On January 1, 2004, the Company signed a FertilityPartner agreement with the Seattle, Washington based Seattle Reproductive Medicine, Inc., P.S. ("SRM") physician practice. Under the terms of this 15-year agreement, the Company's service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of SRM's earnings. The Company also committed up to $2 million to fund the construction and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for SRM and its patients. Based on the terms of this transaction, IntegraMed was paid a fixed service fee for approximately eleven months of 2004 until the new facility was fully operational in December 2004. Upon becoming fully operational, IntegraMed's service fees reverted to the fee structure described above.

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

     Effective January 1, 2005, the Company became a minority equity investor in the Assisted Reproductive Technology Insurance Company ("ARTIC"). ARTIC is incorporated as an off-shore captive insurance company designed to offer malpractice insurance to physicians within the IntegraMed network. IntegraMed's equity investment of $50,000 represents a 10% ownership stake, accounted for on the cost basis, with the remaining equity owned by participating physician groups. IntegraMed has agreed to provide certain administrative and insurance related services to ARTIC for a predetermined fee.

     On May 24, 2005, the Company declared a 30% stock split effected in the form of a stock dividend for all holders of record as of June 8, 2005. As a result of this dividend, 1,129,141 new shares of the company's common stock were issued on the payment date of June 22, 2005. No fractional shares were issued as all fractional amounts were rounded up to the next whole share. All weighted average shares outstanding and earnings per share calculations have been restated to reflect the stock split.

     During the second quarter of 2005 the Company and Theralogix, a developer of evidence-based nutritional supplements, announced the launch of Fertility Sciences, LLC, a new venture committed to developing nutritional supplements to help enhance fertility. Fertility Science's mission is to facilitate the responsible use of evidence-based, complementary therapies in reproductive practice. The company distributes a limited number of evidence-based nutritional supplements, which are formulated and endorsed by leading fertility specialists, and certified for purity and content accuracy. The company's first product offering, ConceptionXR for Men, targets male factor infertility. The supplement is intended to benefit fertility providers and patients by providing a product whose formula is vetted by highly-credentialed scientists and whose manufacturing, bottling and labeling is overseen by NSF International, a global leader in independent third-party certification.

Results of Operations

     The following table shows the percentage of net revenues represented by various expense and other income items reflected in our Consolidated Statement of Operations.

                                                           For the                        For the
                                                     three-month period              six-month period
                                                       ended June 30,                 ended June 30,
                                                   ----------------------         ----------------------
                                                     2005          2004             2005         2004
                                                   ---------    ---------         --------     ---------
                                                         (unaudited)
         Revenues, net

              FertilityPartners ...............       79.4%        79.9%            79.5%        80.5%
              Pharmaceutical...................       13.8%        14.5%            14.3%        14.7%
              FertilityDirect .................        6.8%         5.6%             6.2%         4.8%
              Total ...........................      100.0%       100.0%           100.0%       100.0%

         Costs of services incurred:

              FertilityPartners ...............      71.6%         71.8%            71.7%        72.4%
              Pharmaceutical ..................      13.2%         13.9%            13.7%        14.1%
              FertilityDirect .................       4.0%          4.0%             3.8%         3.5%
              Total ...........................      88.8%         89.7%            89.2%        90.0%

         Contribution
              FertilityPartners ...............       7.8%          8.1%             7.8%         8.1%
              Pharmaceutical...................       0.6%          0.6%             0.6%         0.6%
              FertilityDirect .................       2.8%          1.6%             2.4%         1.3%
              Total ...........................      11.2%         10.3%            10.8%        10.0%

         General and administrative expenses...       9.0%          8.3%             9.0%         8.4%
         Interest income.......................      (0.4)%        (0.2)%           (0.3)%       (0.2)%
         Interest expense......................       0.2%          0.2%             0.3%         0.2%
              Total other expenses.............       8.8%          8.3%             9.0%         8.4%
         Income before income taxes............       2.4%          2.0%             2.0%         1.6%
         Provision for income taxes............       1.0%          0.8%             0.8%         0.6%
         Net income............................       1.4%          1.2%             1.2%         1.0%


   Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

       Revenues for the three months ended June 30, 2005 increased approximately $5.3 million, or 19.8%, from the same period in 2004. The main growth factors contributing to this increase were:

(i) Revenues at our six FertilityPartner centers opened prior to 2004, increased by $0.9 million, or 4.2%. This increase resulted from growth in patient volume and clinical billings at the FertilityPartner level, and is attributable to our continuing consumer marketing efforts. Revenue from our two recent FertilityPartner centers, located in the Seattle, Washington and Southern California markets, who joined our network in January 2004 and January 2005 respectively, totaled $3.4 million in the second quarter of 2005, representing an increase of $3.2 million from the same period in 2004. The Seattle FertilityPartner location spent much of the second quarter of 2004 undergoing significant start up operations and did not begin fully servicing patients until the fourth quarter of 2004. The
                Southern California FertilityPartner location was fully accretive to revenue and earnings during the second quarter of 2005.

(ii) Revenue at our pharmaceutical unit increased by $541,000, or 13.9% during the second quarter of 2005 from the same period in 2004. Revenues at this unit have continued to build since product mix and reimbursement changes were introduced in the first quarter of 2004. We are currently seeking to increase our pharmaceutical sales penetration within both the FertilityPartner and affiliated clinics participating in our network.

(iii) FertilityDirect revenues, which are comprised primarily of our direct to consumer Shared Risk Refund program, membership fees from affiliated clinics, and administrative fees earned from ARTIC, increased by $678,000, or 44.8% from prior year levels. We plan to continue aggressive promotion of our FertilityDirect programs through several marketing channels and anticipate that both of these programs will continue to show strong growth in future quarters.

     Contribution of $3.6 million for the second quarter of 2005 was up $824,000, or 29.7% from the same period in 2004. As a percentage of revenue, the contribution margin was 11.2% in 2005 versus 10.3% in 2004. The following factors had a significant effect on second quarter 2005 contribution:

(i) Contribution generated by our FertilityPartners agreements increased by a net $350,000 in the second quarter of 2005 versus the same period in 2004. Contribution growth for the second quarter came from each of our practices except two who had lower than anticipated results. We have recently begun instituting regional organizational changes designed to enhance results at all FertilityPartner locations by providing an infrastructure for future growth and profitability.

(ii) Pharmaceutical contribution increased by $31,000, or 20.1%, and margin rates increased to 4.2%, during the second quarter of 2005 from 3.9% in 2004. While we expect continued increases in pharmaceutical contribution amounts, we also anticipate that these margins will stabilize in their historic range of 3.5 - 4.0% for the balance of 2005.

(iii) Contribution from our FertilityDirect programs increased by $443,000, or 100.7% from the same period in the prior year. This increase was driven by significant growth in Shared Risk Refund patient volume, continuing monthly membership fees from affiliated clinics and a contribution of $31,000 from ARTIC administration fees.

     General and Administrative expenses increased by $635,000 in the second quarter of 2005 versus the same period in 2004. The major factors accounting for this increase were additional personnel costs designed to support our across the board revenue increases, as well as compliance costs related to HIPAA, Sarbanes-Oxley and FDA legislation.

     Interest income rose to $115,000 for the quarter ended June 30, 2005, from $62,000 in 2004. This increase was mainly attributable to finance charges assessed to various FertilityPartner locations on invested capital in excess of predefined limits, as well as higher market interest rates on available cash balances.

     Interest expense decreased slightly by $2,000 from the same quarter in the prior year as a result of lower average debt levels during the quarter offsetting higher market interest rates.

     The provisions for income tax were $308,000, versus $211,000, for the quarters ended June 30, 2005 and 2004, respectively. The tax provision was 39.7% for both quarters.

   Six months Ended June 30, 2005 Compared to Six months Ended June 30, 2004

       Revenues for the six months ended June 30, 2005 increased by a net of approximately $11.9 million, or 22.8%, from the same period in 2004. The main factors contributing to this increase were:

(i)

                Revenues  at our  FertilityPartner  centers  increased  by  $9.0 million, or 21.3% from the prior year period. Growth at FertilityPartner locations open prior to January 1, 2004 increased by $2.4 million from the same period in the prior year and is mainly attributable to continuing investments in sales and marketing development. Our two FertilityPartners agreements signed subsequent to January 1, 2004, and located in the Seattle, Washington and Southern California markets, contributed revenues of $3.1 million and $3.7 million in the first six months of 2005, respectively, versus $249,000 and $0, respectively, in the comparable period of 2004. We anticipate leveraging our marketing investments in order to show increased revenue growth at our two new FertilityPartner locations in future periods.

(ii) Revenue at our pharmaceutical unit increased by $1.5 million, or 19.7% from the same period in 2004. This increase reflects continued penetration levels of pharmaceutical sales to the growing patient volumes within our network.

(iii) FertilityDirect revenues increased by $1.4 million, or 56.4% from the same period in 2004. This increase is the direct result a strong increase in patient demand for our Shared Risk Refund product, as well as continuing participation in our affiliate program by non-FertilityPartner clinics.

     Contribution for the first six months of 2005 increased by $1.7 million, or 32.4%, to $6.9 million from $5.2 million for the same period in 2004. The main factors driving this increase by product line were as follows:

(i) Contribution generated by our FertilityPartner agreements increased by $0.8 million in the first six months of 2005 relative to the same period in 2004. Contribution by FertilityPartner locations opened prior to January 1, 2004 increased by $0.1 million, with contribution by the two FertilityPartner locations opened subsequent to January 1, 2004 accounting for $0.7 million of the increase. Contribution increases at the FertilityPartner locations opened prior to January 1, 2004 was hampered by below budget results at one clinic, and previously discussed pricing adjustments on several FertilityPartner contracts.

(ii) Pharmaceutical contribution increased by $0.1 million, or 26.0%, over the first six months of 2004. Margin rates increased to 4.1% for the first six months of 2005 versus 3.9% for the similar period in 2004. As previously stated, we expect margin rates at our pharmaceutical unit to average in the 3.5 - 4.0% range for the balance of 2005.

(iii) Contribution from the FertilityDirect program increased by $0.8 million, or 113.3% from the same period in the prior year. This increase reflects strong volume and margin growth for our Shared Risk Refund program. ARTIC administration fees totaled $62,000 for the first half of 2005.

     General and Administrative costs increased by $1.3 million in the first six months of 2005 versus the first six months of 2004. As a percentage of revenues General and Administrative costs were 9.0% in 2005, relative to 8.4% in 2004. As previously discussed, this increase is driven by personnel investments directly related to our revenue growth, and compliance costs related to both HIPAA, FDA and Sarbanes-Oxley requirements.

     Interest income increased by $95,000 to $215,000 for the six months ended June 30, 2005, from $120,000 in the same period in 2004. This increase was mainly attributable to finance charges assessed to various FertilityPartner locations on invested capital, and higher interest rates earned on investable cash balances. Interest expense also increased to $167,000 from $152,000 from the same period in the prior year primarily as a result of higher market interest rates on our outstanding debt.

     Our provisions for income taxes were approximately 39.8% of pre-tax income for the six months ended June 30, 2005 and 2004.

Off-balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2005, we were not involved in any unconsolidated SPE transactions.

 Liquidity and Capital Resources

     Historically, we have financed our operations by the sale of equity securities, issuance of notes and internally generated resources. In addition, we also use bank financing for working capital and business development purposes. While increases in Patient Deposits remain strong, ongoing planned capital investments required by our expanding FertilityPartners, and the payment of Service Rights related to our new Southern California FertilityPartner contract, have resulted in a decrease in working capital during the first six months of 2005 to a negative $2.8 million as of June 30, 2005, from $0.3 million as of December 31, 2004. We believe that cash flows from our operations plus our existing credit facility and term loan will be sufficient to provide for our future liquidity needs for the next twelve months.

     Patient deposits, which represent funds received from patients in advance of treatment cycles, increased by $4,015,000 since December 31, 2004 to $18,208,000 as of June 30, 2005. These deposits, which are comprised of both Shared Risk and non-Shared Risk sources, are prepayments of future revenues from patients without full insurance coverage. Deposits are a significant source of recurring cash flow and represent interest free financing for us.

     On July 31, 2003, we entered into a credit agreement with Bank of America (formerly Fleet Bank). This agreement was comprised of a $7.0 million three-year working capital revolver and a $5.75 million three-year term loan. Each of these components bear interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin which is dependent upon a leverage test, ranging from 2.25% to 2.75% in the case of LIBOR-based loans. Prime based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loan is payable monthly and interest on LIBOR-based loan is payable on the last day of each applicable interest period. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable as defined. As of June 30, 2005, the term loan had an outstanding balance of $3.45 million and we had borrowed $2.0 million under the working capital revolver agreement for general corporate purposes. The remaining working capital revolver balance of $5.0 million is available to us. The Bank of America credit facility is collateralized by all of our assets. The credit facility is subject to several covenants, all of which were met as of June 30, 2005.

     We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments:

     The following summarizes our contractual obligations and other commercial commitments at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                       Total     Less than 1 year       1 - 3 years   4 - 5 years     After 5 years
                                    ----------   ----------------       -----------  ------------     -------------

Notes Payable.................      $ 5,450,000      $3,150,000        $ 2,300,000     $       --        $       --
Capital lease obligations.....          180,000          69,000            111,000             --                --
Operating leases..............       33,477,000       5,765,000         14,049,000      5,817,000         7,846,000
FertilityPartners  capital
    projects..................          563,000         563,000                 --             --                --
                                    -----------      ----------        -----------     ----------       -----------
    Total contractual
    cash obligations..........      $39,670,000      $9,547,000        $16,460,000     $5,817,000        $7,846,000
                                    ===========      ==========        ===========     ==========        ==========

                                                      Amount of Commitment Expiration Per Period

                                       Total    Less than 1 year      1 - 3 years   4 - 5 years      After 5 years
                                   ----------   ----------------     -------------  -------------    -------------

Lines of credit...............      $ 7,000,000      $       --        $ 7,000,000     $       --        $     --

     We also have commitments to provide accounts receivable financing under our FertilityPartners agreements. Our financing of this receivable generally occurs by the 20th business day of each month. The medical practice's repayment priority consists of the following:

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

Recent Accounting Standards

Non-monetary Assets


     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29. SFAS 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our consolidated financial position, results of operations or cash flows.

 Accounting Changes


     In May 2005, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 154, "Accounting Changes and Error Corrections" which replaces APB Opinions No. 20 and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS 154 will have a material impact on our consolidated financial position, results of operations or cash flows.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2004. As of June 30, 2005, a one percent increase in interest rates would have a negligible impact on the company, reducing pre-tax income by approximately $5,000 and net income by approximately $3,000.

Item 4. Controls and Procedures


     (a) Evaluation of disclosure controls and procedures.


     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of June 30, 2005 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.


     (b) Changes in internal controls.


     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.

                     There are minor legal proceedings to which the Company is a party. In the Company's opinion, the claims asserted and the outcome of such proceedings will not have a material adverse effect on the financial position, results of operations or the cash flow of the Company.

     Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases
                   of Equity Securities.

                     In May 2005, the Company obtained 3,800 shares of its Common Stock that are now held as treasury shares. These shares represent reimbursement certain officers made to the Company for withholding taxes paid, on their behalf, by the Company on stock grants issued during the second quarter of 2005. The Company currently has no plans to dispose of these shares.

                     In June 2005, the company obtained 12,793 additional shares of its Common Stock as a result of a 30% stock split, effected in the form of a stock dividend, on existing treasury shares held by the Company. The Company currently has no plans to dispose of these shares.

     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.
                     At an Annual Stockholders Meeting held on May 24, 2005, the following matters were acted upon by the Stockholders with the indicated votes thereon:

                     Proposal 1 -- Election of Directors

                         Director               For                     Against
                         --------               ---                     -------

                    Gerardo Canet            3,217,097                 182,208
                    Sarason D. Liebler       3,202,837                 196,468
                    Wayne R. Moon            3,043,119                 356,186
                    Lawrence J. Stuesser     3,042,719                 356,586
                    Elizabeth E. Tallett     3,055,219                 344,086

                    Proposal 2 -- Amendment to the Company's Long-Term Compensation Plan (the "Plan") increasing the number of shares authorized for issuance under the Plan

                       For       Against     Abstentions       Broker Non-Votes
                       ---       -------     -----------       ----------------

                    1,618,581   396,835         4,616               1,379,273

                     Proposal 3 -- Amendment to the Plan providing for "cashless exercises" under the Plan


                        For     Against       Abstentions       Broker Non-Votes
                        ---     -------       -----------       ----------------

                     1,776,062  237,787         6,183               1,379,273

         In accordance with Delaware Law a majority of votes present in person or represented by proxy was required to approve the amendments to the 2000 Long-Term Compensation Plan although in the Proxy Statement it was indicated that the affirmative vote of a majority of the shares of the Common Stock outstanding and entitled to vote was necessary to approve and ratify the amendments. That statement in the Proxy was contrary to Delaware Law and the Company was required to use the Delaware Law standard.

     Item 5.      Other Information.
                     None.

     Item 6.      Exhibits.

                  See Index to Exhibits on Page 23.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INTEGRAMED AMERICA, INC.
                                          (Registrant)




Date:    August 12, 2005                  By:  /s/:John W. Hlywak, Jr.
                                                   ----------------------------
                                                   John W. Hlywak, Jr.
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                Exhibit
------                                -------

10.9 (a) --     Letter amendment effective June 9, 2005 to Gerardo Canet
                Employment Agreement filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated June 9, 2005

10.29(a) --     IntegraMed America, Inc. Incentive Stock Option Agreement

10.29(b) --     IntegraMed America, Inc. Non-Qualified Stock Option Agreement

31.1     --     CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                August 12, 2005.

31.2     --     CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                August 12, 2005.


32.1     --     CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                August 12, 2005.

32.2     --     CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                August 12, 2005.