Form 10-Q
period 2005-09-30
INTEGRAMED AMERICA INC
filed 2005-11-14
CIK 885988

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

                For the quarterly period ended September 30, 2005

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

                             Yes [  ]       No [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).

                             Yes [ ]        No [X]

         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on October 26, 2005 was 5,091,528.

===============================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE

PART I  -    FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

                Consolidated Balance Sheets at September 30, 2005
                   and December 31, 2004...................................... 3

                Consolidated Statements of Income for the three-month and
                   nine-month periods ended September 30, 2005 and 2004 ...... 4

                Consolidated Statements of Shareholders' Equity for the
                   nine-month period ended September 30, 2005.  .............. 5

                Consolidated Statements of Cash Flows for the nine-month
                   periods ended September 30, 2005 and 2004 ................. 6

                Notes to Consolidated Financial Statements .................7-11

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................. 12-19

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   20

    Item 4.  Controls and Procedures.......................................   20


PART II -    OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................   21

    Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
                of Equity Securities......................................... 21

    Item 3.  Defaults upon Senior Securities................................. 21

    Item 4.  Submission of Matters to a Vote of Security Holders..............21

    Item 5.  Other Information................................................21

    Item 6.  Exhibits ........................................................21


SIGNATURES            .......................................................22

CERTIFICATIONS PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
    SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.......................EXHIBITS


CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT TO
    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.......................EXHIBITS

PART I -- FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
              (all dollars in thousands, except per share amounts)

                                     ASSETS
                                                                                    September 30,   December 31,
                                                                                    -------------   ------------
                                                                                         2005           2004
                                                                                     ------------    ----------
                                                                                     (unaudited)
Current assets:
  Cash and cash equivalents ........................................................   $ 13,245      $ 11,300
  Pharmaceutical sales accounts receivable, net ....................................      1,571         1,259
  Deferred income taxes, net .......................................................      1,005         1,950
  Prepaids and other current assets ................................................      3,074         2,043
                                                                                       --------      --------
      Total current assets .........................................................     18,895        16,552

Long-term assets:
  Fixed assets, net ................................................................     15,617        14,868
  Intangible assets, net ...........................................................     22,788        20,519
  Deferred income taxes,net ........................................................      1,717         1,366
  Other assets .....................................................................        604           410
                                                                                       --------      --------
      Total assets .................................................................   $ 59,621      $ 53,715
                                                                                       ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................................................   $    825      $    519
  Accrued liabilities ..............................................................      7,107         7,451
  Current portion of long-term notes payable and other obligations .................      5,233         2,218
  Due to Medical Practices, net ....................................................      4,927         3,291
  Shared Risk Refund patient deposits ..............................................      5,267         2,772
                                                                                       --------      --------
      Total current liabilities ....................................................     23,359        16,251

  Long-term notes payable and other obligations ....................................         93         3,021
                                                                                       --------      --------
      Total Liabilities ............................................................     23,452        19,272


Stockholders' Equity:
  Common Stock, $.01 par value - 15,000,000 and 15,000,000 shares authorized in
      2005 and 2004 respectively; and 5,091,528 and 4,741,466 shares issued in
      2005 and 2004, respectively ..................................................         51            47
  Capital in excess of par value ...................................................     49,757        48,467
  Deferred compensation ............................................................       (520)         (293)
  Treasury stock, at cost - 105,768 and 52,711 shares in 2005 and 2004, respectively       (937)         (337)
  Accumulated deficit ..............................................................    (12,182)      (13,441)
                                                                                       --------      --------
      Total stockholders' equity ...................................................     36,169        34,443
                                                                                       --------      --------
      Total liabilities and stockholders' equity ...................................   $ 59,621      $ 53,715
                                                                                       ========      ========




        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                                       For the                For the
                                                                  three-month period     nine-month period
                                                                  ended September 30,    ended September 30,
                                                                  -------------------    -------------------
                                                                    2005       2004        2005       2004
                                                                  -------    --------    ---------  --------
                                                                      (unaudited)            (unaudited)
Revenues, net:
   FertilityPartners , net of Service Rights amortization
       of $354 and $1,061 in 2005, respectively, and $261
       and $903 in 2004, respectively ........................   $ 26,540    $ 21,535    $ 77,596    $ 63,608
   Pharmaceutical ............................................      4,871       4,102      14,054      11,771
   FertilityDirect ...........................................      2,565       1,579       6,526       4,124
                                                                 --------    --------    --------    --------
       Total .................................................     33,976      27,216      98,176      79,503

Cost of services and sales:
   FertilityPartners, including depreciation of $889 and
        $2,633 in 2005, respectively, and $632 and $1,926 in
        2004, respectively ...................................     23,739      19,136      69,743      56,983
   Pharmaceutical ............................................      4,671       3,958      13,481      11,331
   FertilityDirect ...........................................      1,646         989       4,084       2,810
                                                                 --------    --------    --------    --------
       Total .................................................     30,056      24,083      87,308      71,124

Contribution:
   FertilityPartners .........................................      2,801       2,399       7,853       6,625
   Pharmaceutical ............................................        200         144         573         440
   FertilityDirect ...........................................        919         590       2,442       1,314
                                                                 --------    --------    --------    --------
       Total .................................................      3,920       3,133      10,868       8,379

Other expenses (income):
   General and administrative expenses, including depreciation of $85 and $286 in 2005, respectively, and $87 and
       $253 in 2004, respectively ............................      3,204       2,556       8,903       6,928
   Interest income ...........................................       (137)        (65)       (352)       (185)
   Interest expense ..........................................        121          77         288         229
                                                                 --------    --------    --------    --------
       Total .................................................      3,188       2,568       8,839       6,972

Income before income taxes ...................................        732         565       2,029       1,407
Income tax provision .........................................        254         225         770         560
                                                                 --------    --------    --------    --------

Net income ...................................................   $    478    $    340    $  1,259    $    847
                                                                 ========    ========    ========    ========

Basic earnings per share .....................................   $   0.10    $   0.07    $   0.26    $   0.18
                                                                 ========    ========    ========    ========
Diluted earnings per share ...................................   $   0.10    $   0.07    $   0.25    $   0.17
                                                                 ========    ========    ========    ========

Weighted average shares - basic ..............................      4,884       4,616       4,790       4,667
                                                                 ========    ========    ========    ========
Weighted average shares - diluted ............................      5,057       4,807       4,946       4,919
                                                                 ========    ========    ========    ========



        See accompanying notes to the consolidated financial statements.


                                              INTEGRAMED AMERICA, INC.
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             (all amounts in thousands)
                                                     (unaudited)

                                                                                                                   Total
                                    Common Stock       Capital in   AccumulatedTreasury Stock       Deferred   Shareholders'
                                   Shares   Amount    Excess of Par   Deficit  Shares  Amount     Compensation    Equity
                                   ------   ------    -------------   -------  ------  ------     ------------    ------

BALANCE AT DECEMBER 31, 2004       4,741      $47        $48,467     $(13,441)   53    $(337)        $(293)       $34,443

Options and warrants exercised       298        3            853           --    49     (559)           --            297
Stock grants issued, net              52        1            437           --     4      (41)         (451)           (54)
Stock grant amortization              --       --             --           --    --       --           224            224
Net income for the nine month ended
  September 30, 2005                  --       --             --        1,259    --       --            --          1,259
                                  ---------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2005      5,091      $51        $49,757     $(12,182)  106    $(937)        $(520)       $36,169
                                   ======================================================================================



































        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                                         For the
                                                                                                    nine-month period
                                                                                                   ended September 30,
                                                                                                   --------------------
                                                                                                     2005         2004
                                                                                                   --------      ------
                                                                                                       (unaudited)
Cash flows from operating activities:
   Net income ..................................................................................   $  1,259    $    847
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .............................................................      3,980       3,082
     Deferred income taxes .....................................................................        594         476
     Deferred compensation .....................................................................        224          73
   Change in assets and liabilities --
     Decrease (increase) in assets:
        Pharmaceutical sales accounts receivable ...............................................       (312)       (200)
        Prepaids and other current assets ......................................................     (1,031)      1,839
        Other assets ...........................................................................       (194)        (90)
     Increase (decrease) in liabilities:
         Accounts payable ......................................................................        306        (469)
         Accrued liabilities ...................................................................       (385)      3,054
         Due to Medical Practices ..............................................................      1,636       4,662
         Shared Risk Refund patient deposits ...................................................      2,495         823
                                                                                                   --------    --------
Net cash provided by operating activities ......................................................      8,572      14,097
                                                                                                   --------    --------

Cash flows used in investing activities:
     Payment for Exclusive Service Rights ......................................................     (3,329)     (1,204)
     Trademarks ................................................................................       --           (39)
     Purchase of fixed assets and leasehold improvements .......................................     (3,669)     (4,953)
                                                                                                   --------    --------
Net cash used in investing activities ..........................................................     (6,998)     (6,196)
                                                                                                   --------    --------

Cash flows provided by (used in) financing activities:
     Proceeds from revolving debt agreement ....................................................      1,000          --
     Principal repayments on debt ..............................................................       (863)       (925)
     Principal repayments under capital lease obligations ......................................        (50)        (43)
     Proceeds from exercise of common stock warrants and options ...............................        284         523
     Repurchase of common stock ................................................................         --        (445)
                                                                                                   --------    --------
Net cash provided by (used in) financing activities ............................................        371        (890)
                                                                                                   --------    --------

Net change in cash and cash equivalents ........................................................      1,945       7,011
Cash and cash equivalents at beginning of period ...............................................     11,300       6,885
                                                                                                   --------    --------
Cash and cash equivalents at end of period .....................................................   $ 13,245    $ 13,896
                                                                                                   ========    ========

Supplemental Information:
     Interest paid.............................................................................    $    282    $    228
     Income taxes paid.........................................................................    $    969    $     75





        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2005, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2004.

     Certain amounts in the December 31, 2004 and the interim 2004 presentations have been reclassified to conform with the 2005 presentation. See Note 2 and
Note 8.

NOTE 2 -- COMMON SHARES OUTSTANDING:

     All common share numbers reported herein reflect the 30% Stock Split effected in the form of a Dividend declared by the Board of Directors on May 23, 2005 and paid to shareholders on June 22, 2005.

NOTE 3 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three month and nine-month periods ended September 30, 2005 and 2004 is as follows (000's omitted, except for per share amounts):

                                                      For the              For the
                                                three-month period    nine-month period
                                                ended September 30,  ended September 30,
                                                -------------------  -------------------
                                                  2005      2004        2005     2004
                                                --------- ---------  ---------  --------
Numerator
Net Income ...................................   $  478    $  340     $1,259    $  847

Denominator
Weighted average shares outstanding (basic) ..    4,884     4,616      4,790     4,667
Effect of dilutive options and warrants ......      173       191        156       252
                                                 ------    ------     ------    ------
Weighted average shares and dilutive potential
Common shares (diluted) ......................    5,057     4,807      4,946     4,919
Basic EPS ....................................   $ 0.10    $ 0.07     $ 0.26    $ 0.18
Diluted EPS ..................................   $ 0.10    $ 0.07     $ 0.25    $ 0.17

     For the three-month and nine-month period ended September 30, 2005, there were no outstanding options or warrants to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of all outstanding options and warrants were less than the average market price of the shares of Common Stock.

     For the three-month period ended September 30, 2004, the effect of the assumed exercise of options to purchase approximately 10,000 shares of Common Stock at an exercise price of $6.15 per share was excluded in computing the diluted per share amount because the exercise prices of the options were greater than the

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

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

                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution     Consolidated
                                                         ---------    --------        ------------     ------------
For the three months ended September 30, 2005
     Revenues......................................       $   --       $29,105           $4,871            $33,976
     Cost of services and sales....................           --        25,385            4,671             30,056
                                                          ------       -------          -------            -------
     Contribution..................................           --         3,720              200              3,920
     General and administrative costs..............        3,204                                             3,204
     Interest, net.................................          (16)                                              (16)
                                                          ------       -------          -------            -------
     Income before income taxes....................       (3,188)        3,720              200                732
                                                          ======       =======          =======            =======
     Depreciation expense included above...........                                                            974
     Capital expenditures..........................          250           404               --                654
     Total assets..................................       13,512        44,113            1,996             59,621

For the nine months ended September 30, 2005
     Revenues......................................       $   --       $84,122          $14,054            $98,176
     Cost of services and sales....................           --        73,827           13,481             87,308
                                                          ------       -------          -------            -------
     Contribution..................................           --        10,295              573             10,868
     General and administrative costs..............        8,903                                             8,903
     Interest, net.................................          (64)                                              (64)
                                                          ------       -------          -------            -------
     Income before income taxes....................       (8,839)       10,295              573              2,029
                                                          ======       =======          =======            =======
     Depreciation expense included above...........                                                          2,919
     Capital expenditures..........................          813         2,856               --              3,669
     Total assets..................................       13,512        44,113            1,996             59,621


                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)


                                                                      Business       Pharmaceutical
                                                         Corporate    Services        Distribution      Consolidated
                                                         ---------    --------        ------------      ------------
For the three months ended September 30, 2004
Revenues...........................................      $    --       $23,114           $4,102            $27,216
     Cost of services..............................           --        20,125            3,958             24,083
                                                          ------       -------          -------          ---------
     Contribution..................................           --         2,989              144              3,133
     General and administrative costs..............        2,556                                             2,556
     Interest, net.................................           12                                                12
                                                          ------       -------          -------          ---------
     Income before income taxes....................       (2,568)        2,989              144                565
                                                          ======       =======          =======          =========
     Depreciation expense included above...........                                                            719
     Capital expenditures..........................          316         1,687                               2,003
     Total assets..................................       37,831        13,761            2,123            53,715

For the nine months ended September 30, 2004
Revenues...........................................      $    --       $67,732          $11,771            $79,503
     Cost of services..............................           --        59,793           11,331             71,124
                                                          ------       -------          -------          ---------
     Contribution..................................           --         7,939              440              8,379
     General and administrative costs..............        6,928                                             6,928
     Interest, net.................................           44                                                44
                                                          ------       -------          -------          ---------
     Income before income taxes....................       (6,972)        7,939              440              1,407
                                                          ======      ========       ==========           ========
     Depreciation expense included above...........                                                          2,179
     Capital expenditures..........................          458         4,495               --              4,953
     Total assets..................................       37,831        13,761            2,123             53,715

NOTE 5 -- STOCK-BASED EMPLOYEE COMPENSATION:

     As of September 30, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 12 of the Company's financial statements in its most recent Annual Report on Form 10-K. Prior to fiscal 2003, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this standard, no stock option-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective July 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 148. Under the Prospective transition method selected by the Company, fair value accounting is applied to all new stock grants and modifications to old grants since January 1, 2003. Disclosure of pro-forma net income and EPS is continued for any pre-adoption grants. No options have been granted subsequent to the adoption of FAS No. 148.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

     The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. (000's omitted, except per share amounts).

                                                                              For the                  For the
                                                                        three-month period       nine-month period
                                                                       ended September 30,     ended September 30,
                                                                       -------------------     -------------------
                                                                         2005       2004         2005        2004
                                                                       -------    --------     -------     -------

         Net Income, as reported................................       $478         $340       $1,259        $847

         Add: Stock-based employee compensation expense
         included in reported net income, net of related tax
         effects................................................         64           38          139          44

         Deduct:  Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects.............       (111)         (99)        (272)       (227)
                                                                       ----       ------       ------       -----

         Pro forma net income...................................        431          279        1,126         664
                                                                       ====        =====       ======       =====

         Earnings per share:
              Basic-as reported.................................       $0.10        $0.07        $0.26      $0.18
              Basic-pro forma...................................       $0.09        $0.06        $0.24      $0.14

              Diluted-as reported...............................       $0.10        $0.07        $0.25      $0.17
              Diluted-pro forma.................................       $0.09        $0.06        $0.23      $0.13


NOTE 6 -- LITIGATION

     As of September 30, 2005, there are no legal proceedings to which the Company is a party.

NOTE 7 -- RECENT ACCOUNTING STANDARDS

     The Company discloses its critical accounting policies in its Form 10-K filed with the Securities and Exchange Commission. Since December 31, 2004, none of those policies has changed, nor has any been added.


     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting For Stock-Based compensation." SFAS 123R requires that all share based compensation, including current grants and the unvested portion of stock options previously issued, is to be recognized in the income statement based on their fair value as of date of issue. This Statement is effective for the fiscal year beginning January 1, 2006, and is expected to increase our General and Administrative expense, and reduce pre-tax income by approximately $87,000 for the year ending December 31, 2006, based on unvested stock options currently outstanding.

NOTE 8 -- CHANGE IN PRESENTATION:  DUE TO MEDICAL PRACTICES

     In order to more properly reflect our relationship with our Partner Practices, Due to Medical Practices now includes deposits from patients for medical services to be performed. As a result of this change in presentation, Total Assets and Total Liabilities were each reduced by $9.9 million and $8.1 million as of September 30, 2005 and December 31, 2004, respectively. There was no change to working capital, cash flow from operations or results of operations in any reporting period.

     Due to Medical Practices is now comprised of funds due the Company from advances to our FertilityPartners as financing for their patient and insurance receivables, less amounts due FertilityPartners for undistributed physician earnings and deposits received from patients in advance of medical services to be performed.


     As of September 30, 2005 and December 31, 2004, Due to Medical Practices were comprised of the following balances:

                                                September 30,      December 31,
                                                -------------      ------------
                                                    2005                2004
                                                -------------      -------------

       Advances to FertilityPartners............    $13,602            $12,160
       Undistributed Physician Earnings.........     (3,712)            (4,030)
       Patient Deposits.........................    (14,817)           (11,421)
                                                    -------            -------
       Due to Medical Practices, net............    $(4,927)           $(3,291)
                                                    =======            =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with IntegraMed America Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

     IntegraMed America, Inc. (the "Company") offers products and services to patients and providers in the fertility industry. The IntegraMed Network is comprised of twenty-five fertility centers in major markets across the United States, a pharmaceutical products and services subsidiary, a financing subsidiary, the Council of Physicians and Scientists, and a leading fertility portal (www.integramed.com). Seventeen affiliate fertility centers purchase discrete service packages provided by the Company and eight fertility centers have access to the entire portfolio of products and services under the comprehensive FertilityPartners(TM) program. All twenty-five centers have access to the Company's consumer services, principally pharmaceutical products and patient financing products.

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

Major events impacting financial condition and results of operations

     During 2003, the Company negotiated revised fee structures on three of its existing FertilityPartner contracts. In all three of these contracts, the company began a phased-in fee reduction, which commenced in the first quarter of 2004, and is expected to extend through 2006. Beginning in the year 2006, these revised contracts contain a maximum limit on the amount of fees the Company can earn, which are based on the earnings of the underlying fertility centers. The maximum limitation on one contract is below the fees expected to be earned by the Company on this contract in 2005. The company's other FertilityPartner agreements do not contain fee reduction or fee limitation provisions.

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

     Effective January 1, 2005, the Company signed a FertilityPartner agreement to supply a complete range of business, marketing and facility services to the Reproductive Partners Medical Group, Inc., a fertility practice comprised of six physicians in the Southern California market. Under the terms of this 25-year agreement, IntegraMed has committed up to $0.5 million to fund any necessary capital needs of the practice. Based on the terms of the transaction, IntegraMed's service fees will be comprised of the Company's standard reimbursed costs of services, a tiered percentage of revenues, plus an additional fixed percentage of the center's earnings.

     Effective January 1, 2005, the Company became a minority equity investor in the Assisted Reproductive Technology Insurance Company, LLC, ("ARTIC"). ARTIC is incorporated as an off-shore captive insurance company designed to offer malpractice insurance to physicians within the IntegraMed network. IntegraMed's equity investment of $50,000 represents a 10% ownership stake, which is accounted for on the equity basis. The remaining equity of ARTIC is owned by participating physician groups. IntegraMed has agreed to provide certain administrative and risk management related services to ARTIC for a predetermined fee.

     On May 23, 2005, the Company declared a 30% stock split effected in the form of a stock dividend for all holders of record as of June 8, 2005. As a result of this dividend, 1,129,141 new shares of the Company's common stock were issued on the payment date of June 22, 2005. No fractional shares were issued as all fractional amounts were rounded up to the next whole share. All weighted average shares outstanding and earnings per share calculations have been restated to reflect the stock split.

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

     Subsequent to September 30, 2005, the Company and ivpcare, inc. entered into a new agreement and canceled their agreement of January 16, 2002. Under the prior agreement, the Company was a distributor of pharmaceutical products to patients of its affiliated practices. The Company outsourced fulfillment of its distribution efforts to ivpcare while retaining its responsibilities for marketing and financing cash flow and the related accounts receivable. As a result, the Company recorded all sales, cost of sales and other costs related to this operation. The new agreement calls for ivpcare to take over responsibilities for financing cash flow and the related accounts receivable. The Company will retain its marketing duties and will be paid a fee for those services. Those fees will approximate the Company's current contribution from operations from pharmaceutical sales and services, and will be shown on a "net" rather than "gross" basis. As a result, the Company will no longer record pharmaceutical sales, the related cost of sales and other costs related to pharmaceutical distribution. Beginning in the fourth quarter of 2005, we believe revenues and cost of sales will be reduced by significant amounts, however (assuming the same volume of pharmaceutical products is distributed) contribution from operations and income before income taxes, as well as net income, will be virtually unaffected from this contract change.

Results of Operations

     The following table shows the percentage of net revenues represented by various expense and other income items reflected in our Consolidated Statement of Operations.

                                                           For the                        For the
                                                     three-month period              nine-month period
                                                     ended September 30,            ended September 30,
                                                     -------------------            -------------------
                                                     2005          2004              2005         2004
                                                     -----        ------            ------       ------
                                                         (unaudited)
         Revenues, net
              FertilityPartners ...............       78.1%        79.1%            79.0%        80.0%
              Pharmaceutical ..................       14.3%        15.1%            14.3%        14.8%
              FertilityDirect .................        7.6%         5.8%             6.7%         5.2%
                                                     ------        ------           ------       ------
              Total ...........................      100.0%       100.0%           100.0%       100.0%

         Costs of services incurred:

              FertilityPartners ...............      69.9%         70.3%            71.0%        71.1%
              Pharmaceutical ..................      13.7%         14.6%            13.7%        14.3%
              FertilityDirect .................       4.9%          3.6%             4.2%         3.5%
                                                    ------        ------           ------       ------
              Total ...........................      88.5%         88.5%            88.9%        89.5%

         Contribution

              FertilityPartners ...............       8.2%          8.8%             8.0%         8.3%
              Pharmaceutical ..................       0.6%          0.6%             0.6%         0.6%
              FertilityDirect .................       2.7%          2.2%             2.5%         1.7%
                                                    ------        ------           ------       ------
              Total ...........................      11.5%         11.4%            11.1%        10.6%

         General and administrative expenses...       9.4%          9.4%             9.1%         8.7%
         Interest income.......................      (0.4)%        (0.3)%           (0.4)%       (0.3)%
         Interest expense......................       0.4%          0.2%             0.3%         0.2%
                                                    ------       ------            ------       ------
              Total other expenses.............       9.4%          9.4%             9.0%         8.7%

         Income before income taxes............       2.2%          2.1%             2.1%         1.8%
         Provision for income taxes............       0.8%          0.8%             0.8%         0.7%
                                                    ------        ------           ------       ------
         Net income............................       1.4%          1.3%             1.3%         1.1%
                                                    ======        ======           ======       ======


   Three Months Ended September 30, 2005 Compared to Three Months Ended
     September 30, 2004

       Revenues for the three months ended September 30, 2005 increased approximately $6.8 million, or 24.8%, from the same period in 2004. The main growth factors contributing to this increase were:

(i) Revenues at our FertilityPartner locations increased by $5.0 million, or 23.2% during the quarter ended September 30, 2005, from the same period in the prior year. Revenues at our six FertilityPartner centers opened prior to 2004, increased by $1.9 million, or 8.9%. This increase resulted from growth in new patient volume and clinical billings at the FertilityPartner level, and is attributable to our ongoing direct to consumer marketing efforts. Revenue from our two recent FertilityPartner centers, located in the Seattle, Washington and Southern California markets, who joined our network in January 2004 and January 2005 respectively, totaled $3.6 million in the third quarter of 2005 versus revenues of $0.5 million in the prior year.

(ii) Revenue at our pharmaceutical unit increased by $769,000, or 18.8% during the third quarter of 2005 from the same period in 2004. This revenue growth was based on additional product shipments resulting from increased pharmaceutical sales penetration within both the FertilityPartner and affiliated clinics participating in our network.

(iii) FertilityDirect revenues, which are comprised primarily of our Shared Risk Refund program, membership fees from affiliated clinics, and administrative fees earned from ARTIC, increased by $986,000, or 62.4% from prior year levels. We plan to continue aggressive promotion of our FertilityDirect product lines and anticipate that these programs will continue to show strong revenue growth in future quarters.

     Contribution of $3.9 million in the third quarter of 2005 was up $787,000, or 25.1% from the same period in 2004. As a percentage of revenue, the contribution margin increased to 11.5% in the third quarter of 2005 from 11.4% in the third quarter of 2004. The following factors had a significant effect on third quarter 2005 contribution:

(i) Contribution generated by our FertilityPartners agreements increased by a net $402,000, or 16.8%, in the third quarter of 2005 versus the same period in 2004.

(ii) Pharmaceutical contribution increased by $57,000, or 39.9%, and margin rates increased to 4.1%, during the third quarter of 2005 from 3.5% in 2004. We anticipate that these margins will stabilize in their historic range of 3.5 - 4.0%.

(iii) Contribution from our FertilityDirect programs increased by $328,000, or 55.5% from the same period in the prior year. This increase was driven by significant growth in Shared Risk Refund patient volume, continuing monthly membership fees from affiliated network clinics and a contribution of $31,000 from ARTIC management fees.

     General and Administrative expenses increased by $648,000 in the third quarter of 2005 versus the same period in 2004. The major factors responsible for this increase were additional personnel costs associated with a net headcount increase of six full time employees (FTE's), designed to support the business services offered to our expanding FertilityPartner locations, additional personnel costs associated with a net headcount increase of three FTE's related to increased volume in our FertilityDirect product lines, and costs related to our HIPAA, FDA and Sarbanes-Oxley regulatory compliance efforts.

     Interest income rose to $137,000 for the quarter ended September 30, 2005, from $65,000 in 2004. This increase was mainly attributable to finance charges assessed to various FertilityPartner locations on invested capital in excess of predefined limits, interest income on advances and business loans, as well as higher market interest rates on available cash balances.

     Interest expense increased by $44,000 from the same quarter in the prior year as a result of slightly higher average debt levels during the quarter and higher market interest rates.

     The provisions for income tax were $254,000, versus $225,000, for the quarters ended September 30, 2005 and 2004, respectively. The tax rates of 34.7% for the third quarter of 2005, and 39.8% for the third quarter of 2004 included provisions for both federal and state taxes. The reduction in tax provision was due to revised estimates of the Company's current State tax liabilities.

   Nine month Ended September 30, 2005 Compared to Nine month Ended
     September 30, 2004

       Revenues for the nine months ended September 30, 2005 increased by a net of approximately $18.7 million, or 23.5%, from the same period in 2004. The main factors contributing to this increase were:

(i) Revenues at our FertilityPartner centers increased by $14.0 million, or 22.0% from prior year levels. Growth at FertilityPartner locations open prior to January 1, 2004 increased by $4.3 million from the same period in the prior year. Our two FertilityPartners agreements signed subsequent to January 1, 2004, and located in the Seattle, Washington and Southern California markets, contributed revenues of $10.3 million and $0.7 million in the first nine months of 2005 and 2004, respectively. With additional focus on direct to consumer advertising, we anticipate continued in-market revenue growth among our FertilityPartner locations.

(ii) Revenue at our pharmaceutical unit increased by $2.3 million, or 19.4% from the same period in 2004. This increase reflects enhanced sales penetration levels among our network members and their growing patient populations.

(iii) FertilityDirect revenues increased by $2.4 million, or 58.2% from the same period in 2004. This increase is primarily the result of continued strong consumer demand for our Shared Risk Refund product. During 2005 we enhanced the Shared Risk Refund program by offering additional frozen embryo cycles to patients at no additional cost.

     Contribution for the first nine months of 2005 increased by $2.5 million, or 29.7%, to $10.9 million from $8.4 million for the same period in 2004. The main factors driving this increase were as follows:

(i) Contribution generated by our FertilityPartner agreements increased by $1.2 million in the first nine months of 2005 relative to the same period in 2004. Contribution by FertilityPartner locations opened prior to January 1, 2004 increased by $0.1 million, with contribution by the two FertilityPartner locations opened subsequent to January 1, 2004 accounting for $1.1 million of the increase. Contribution increases at the FertilityPartner locations opened prior to January 1, 2004 was hampered by results at one clinic, and previously disclosed pricing adjustments on several FertilityPartner contracts.

(ii) Pharmaceutical contribution increased by $0.1 million, or 30.4%, over the first nine months of 2004. Margin rates increased to 4.1% for the first nine months of 2005 versus 3.7% for the similar period in 2004. As previously stated, historical margin rates at our pharmaceutical unit have averaged in the 3.5 - 4.0% range.

(iii) Contribution from the FertilityDirect program increased by $1.1 million, or 85.8% from the same period in the prior year. This increase reflects continued strong volume growth within our Shared Risk Refund program, as well as better than anticipated pregnancy success rates by Shared Risk patients. Contribution from ARTIC administration and risk management fees totaled $78,000 for the first nine months of 2005.

     General and Administrative costs increased by approximately $2.0 million in the first nine months of 2005 versus the first nine months of 2004. As previously discussed, this increase is driven by additional personnel investments directly related to supporting revenue growth within our FertilityPartner and FertilityDirect product lines as well as compliance costs related to HIPAA, FDA and Sarbanes-Oxley requirements.

     Interest income increased by $167,000 to $352,000 for the nine months ended September 30, 2005, from $185,000 in the same period in 2004. This increase was attributable to finance charges assessed to various FertilityPartner locations on invested capital, interest earned on advances and loans and higher market interest rates earned on investable cash balances. Interest expense also increased to $288,000 from $229,000 from the same period in the prior year primarily as a result of higher market interest rates on our outstanding debt.

     Our provisions for income taxes were approximately 37.9% of pre-tax income for the nine months ended September 30, 2005 and 39.8% of pre-tax income for the nine months ended September 30, 2004. Tax expense in both years included provisions for both federal and state tax liabilities. The reduction in tax provision was due to revised estimates of the Company's current State tax liabilities.

Off-balance Sheet Arrangements

     In December 2003, the FASB issued FASB Interpretation No. 46 (FIN 46R revised December 2003), "Consolidation of Variable Interest Entities," ("VIE's") which replaced FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIE's, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2005, we were not involved in any unconsolidated VIE transactions.

 Liquidity and Capital Resources

     Historically, we have financed our operations by the sale of equity securities, issuance of notes and internally generated resources. In addition, we also use bank financing for working capital and business development purposes. Our working capital as of September 30, 2005 was a negative $4.5 million as compared to a working capital of $0.3 million on December 31, 2004. Approximately $2.0 million of this change in working capital results from recording our entire outstanding commitments with Bank of America as a current liability since our existing credit agreement expires in June 2006. Negotiations have been completed on renewing our credit agreements, but they were unsigned as of our reporting date of September 30, 2005. Other factors affecting our working capital have been ongoing investments in capital assets designed to promote continued revenue growth, and the payment of Business Service Rights related to our recent Southern California FertilityPartner contract. We believe that cash flows from our operations plus our credit facilities and term loan will be sufficient to provide for our future liquidity needs for the next twelve months.

     Patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles, increased by $5,890,000 since December 31, 2004 to $20,083,000 as of September 30, 2005.
These deposits, which are comprised of both Shared Risk and non-Shared Risk sources, are prepayments of future revenues from patients without full insurance coverage. Deposits are a significant source of recurring cash flow and represent interest free financing for us.

     On July 31, 2003, we entered into a credit agreement with Bank of America (formerly Fleet Bank). This agreement was comprised of a $7.0 million three-year working capital revolver and a $5.75 million three-year term loan. Each of these components bear interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin which is dependent upon a leverage test, ranging from 2.25% to 2.75% in the case of LIBOR-based loans. Prime based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loan is payable monthly and interest on LIBOR-based loan is payable on the last day of each applicable interest period. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable as defined. As of September 30, 2005, the term loan had an outstanding balance of approximately $3.2 million and we had borrowed $2.0 million under the working capital revolver agreement for general corporate purposes. The remaining working capital revolver balance of $5.0 million is available to us. The Bank of America credit facility is collateralized by all of our assets. The credit facility is subject to several covenants, all of which were met as of September 30, 2005.

     We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments:

     The following summarizes our contractual obligations and other commercial commitments at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                      Total     Less than 1 year       1 - 3 years   4 - 5 years     After 5 years
                                   ----------   ----------------       -----------  ------------     -------------

Notes Payable.................      $ 5,162,000    $  5,162,000        $        --    $        --      $        --
Capital lease obligations.....          164,000          71,000             93,000             --               --
Operating leases..............       37,490,000       6,158,000         10,947,000      8,672,000       11,713,000
FertilityPartners  capital
    projects..................          500,000         500,000                 --             --               --
                                    -----------     -----------        -----------     ----------      -----------
    Total contractual
    cash obligations..........      $43,316,000     $11,891,000        $11,040,000     $8,672,000      $11,713,000
                                    ===========     ===========        ===========     ==========      ===========

                                                      Amount of Commitment Expiration Per Period

                                       Total    Less than 1 year      1 - 3 years   4 - 5 years      After 5 years
                                   ----------   ----------------     -------------  -------------    -------------

Lines of credit...............      $ 7,000,000     $ 7,000,000        $       --      $      --       $        --

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

     We are responsible for the collection of receivables, which we finance. We have continuously funded these needs from cash flow from operations and the collection of the prior month's receivables. If delays in repayment are incurred, which have not as yet been encountered, we could draw on our existing working capital line of credit. We make payments on behalf of the FertilityPartners for which we are reimbursed in the short-term. Other than these payments, as a general course, we do not make other advances to the medical practice. Other than the capital commitments, we have no other funding commitments to the FertilityPartners.

Recent Accounting Standards

     The Company discloses its critical accounting policies in its Form 10-K filed with the Securities and Exchange Commission. Since December 31, 2004, none of those policies has changed, nor has any been added.


     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting For Stock-Based compensation." SFAS 123R requires that all share based compensation, including current grants and the unvested portion of stock options previously issued, is to be recognized in the income statement based on their fair value as of date of issue. This Statement is effective for the fiscal year beginning January 1, 2006, and is expected to increase our General and Administrative expense, and reduce pre-tax income by approximately $87,000 for the year ending December 31, 2006, based on unvested stock options currently outstanding.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2004. As of September 30, 2005, a one percent increase in interest rates would have a negligible impact on the company, reducing both pre-tax and after tax income by less than $1,000.

Item 4. Controls and Procedures


     (a) Evaluation of disclosure controls and procedures.


     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of September 30, 2005 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.


     Section 404 of the Sarbanes-Oxley Act requires the Company's management to provide an assessment of the effectiveness of the Company's internal control over financial reporting as of the end of fiscal year 2007. The Company is in the process of performing the system and process documentation, evaluation and testing necessary to make its assessment. The Company has not completed this process or its assessment. In the process of evaluation and testing, the Company may identify deficiencies that will require remediation.


     (b) Changes in internal controls.


     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.

                     As of September 30, 2005, there are no legal proceedings to which the Company is a party.

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

                     During the first nine months of 2005, the Company obtained 53,057 shares of its Common Stock that are now held as treasury shares, as payment for withholding taxes on stock grants and as consideration for the exercises of stock options, from employees and individuals affiliated with its Network. The Company currently has no plans to dispose of these shares.

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

                                  INTEGRAMED AMERICA, INC.
                                  (Registrant)




Date:    November 14, 2005         By:  /s/:  John W. Hlywak, Jr.
                                            ---------------------
                                              John W. Hlywak, Jr.
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                Exhibit
------                                -------

10.12 (a)  --   Employment  Agreement between IntegraMed  America,  Inc. and Jay
                Higham

10.25 (a)  --   Termination  and  Settlement  Agreement by and among  IntegraMed
                America,  Inc ,  ivpcare,  inc.  and  IntegraMed  Pharmaceutical
                Services, Inc. filed as Exhibit with identical number to Registrant's Form 8-K dated October 31, 2005

10.25 (b)  --   Agreement  between ivpcare,  inc. and IntegraMed  America,  Inc.
                filed as Exhibit with identical number to Registrant's Form 8-K dated October 31, 2005

31.1       --   CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                November 14, 2005.

31.2       --   CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                November 14, 2005.


32.1       --   CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                November 14, 2005.

32.2       --   CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                November 14, 2005.