Form 10-K
period 2005-12-31
INTEGRAMED AMERICA INC
filed 2006-03-30
CIK 885988

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _____ No __X__

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes _____No __X__

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes___X___   No_____

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer Accelerated Filer Non-Accelerated Filer X .

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes_____    No __X__


     Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $36.8 million on June 30, 2005 based on the closing sales price of the Common Stock on such date.

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding was approximately 5,124,205 on March 9, 2006.

===============================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     See Part III hereof with respect to incorporation by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 2005 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.


                                     PART I

ITEM 1.  Business

Overview

     IntegraMed America offers products and services to patients and providers in the fertility industry. We have developed a network comprised of twenty-six contracted fertility centers as of December 31, 2005 in major markets across the United States, products and services designed to support fertility center growth, products and services in the pharmaceutical and patient financing areas, a Shared Risk Refund(R) program, a Council of Physicians and Scientists, captive insurance offerings and a leading fertility portal (www.integramed.com), all of which are more fully described below. Eighteen fertility centers purchase discrete service packages provided by us under our Affiliate program and eight fertility centers have access to our entire portfolio of products and services under our comprehensive FertilityPartners(TM) program. All twenty-six centers have access to our consumer services, principally pharmaceutical products, our Shared Risk Refund product and other patient financing products. We were incorporated in Delaware on June 4, 1985.

     We maintain a website at www.integramed.com to provide information to the general public and our shareholders on our products, resources and services, along with general information on IntegraMed and its management, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 914-253-8000, through an e-mail request from our Investor Information web page at www.integramed.com, through the SEC's website by clicking the direct link from our website at www.integramed.com or directly from the SEC's website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

     Our Board of Directors has adopted a Code of Business Conduct that is applicable to all of our directors, officers and employees, a copy of which has previously been filed with the SEC. Any material changes made to our Code of Business Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a current report on Form 8-K. A copy of our Code of Business Conduct as well as charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which comply with the corporate governance rules of NASDAQ, are available on our website at www.integramed.com. In addition, copies of such documents are also available to our shareholders upon request by contacting our Investor Relations Department at 914-253-8000 or through an e-mail request from our website at www.integramed.com.

Our Industry -- Reproductive Medicine

     Reproductive medicine encompasses the medical discipline that focuses on male and female reproductive systems and processes. There are many reasons why couples have difficulty conceiving, and accurate identification of a specific cause of infertility can be time consuming, expensive and requires access to specialized diagnostic and treatment services. Reproductive endocrinologists are specialized physicians who perform these more sophisticated medical and surgical fertility diagnoses and treatments. Reproductive endocrinologists generally have completed a minimum of four years of residency training in obstetrics and gynecology and have at least two years of additional training in an approved subspecialty fellowship program.

     Conventional fertility services include diagnostic tests performed on both the female and male. Depending on the results of the diagnostic tests performed, treatment options may include, among others, fertility drug therapy, artificial insemination and fertility surgeries to correct anatomical problems. Procedures that require gametes (sperm and eggs) to be handled in vitro (outside the body) are classified as assisted reproductive technology, or ART, services. Current types of ART services include in vitro fertilization, or IVF, frozen embryo transfers, donor egg programs as well as other more specialized treatments. IVF represents the most frequently employed form of ART with current techniques used in connection with IVF services including intracytoplasmic sperm injection, or ICSI, assisted hatching, cryopreservation of embryos and blastocyst culture and transfer.

     There are currently approximately 45,000 obstetricians/gynecologists in the United States of which approximately 1,200 specialize in providing fertility services, with about 850 certified as reproductive endocrinologists. There are approximately 435 centers across the country that provide ART services. These centers are predominantly staffed by reproductive endocrinologists. Approximately one-third of the ART centers are hospital-based and two-thirds are physician-office based. As ART has become more sophisticated, more predictable and less experimental, there has been a clear shift of services out of hospitals and into physician offices. Compared to other medical niches, the fertility services industry is concentrated among relatively few providers and few manufacturers of medications and devices.

     According to The American Society for Reproductive Medicine, it has been estimated that approximately 10% of couples of reproductive age, or more than 6 million couples, have impaired fertility. According to publications from the Harvard Business School Press, the annual expenditures relating to fertility services are approximately $3 billion. We believe that multiple factors over the past several decades have affected couples fertility levels. A demographic shift in the United States toward the deferral of marriage and first birth has increased the age at which women are first having children. This, in turn, increases the incidence of infertility, making conception more difficult, thereby increasing the demand for ART services. Fortunately, technological advances in the treatment of infertility, especially IVF, have enhanced treatment outcomes and the prognoses for many couples.

     Currently, many health plan sponsors provide some level of coverage for the diagnosis and treatment of infertility. Because patients seeking fertility treatment often have other gynecological symptoms, health plans may cover diagnostic expenses even when infertility treatment itself is not a covered benefit. Currently, there are several states that mandate offering benefits of varying degrees for fertility services, including ART services. In addition to various initiatives to broaden coverage, several legislative initiatives are emerging as a driving force behind making fertility services more readily available. Most recently, in 2005 Connecticut adopted a law requiring insurance companies to cover certain fertility services including ART.

     ART services are the most rapidly growing segment of the fertility market. According to the Society of Assisted Reproductive Technology, or SART, approximately 10,000 ART procedures were performed in 1987, growing to over 112,000 ART procedures in 2003, the most recent year for which national data is currently available. There is reason to believe that the market will continue to grow in the future for the following reasons: (i) the quality of ART treatments is improving, increasing the success of treatment; (ii) improvements in embryo culture media and implantation rates are leading to the capability of reducing high order multiple pregnancies - one of the greatest risk factors of ART services; (iii) with improving pregnancy rates, the cost of treatment is decreasing thereby making high technology services more affordable; (iv) new ART services that improve embryo quality and the likelihood of pregnancy, continue to emerge fueling an expansion of the industry; (v) the improving relationship between cost and quality is causing physicians to substitute more effective ART treatments for less effective conventional fertility services; (vi) public policy initiatives including legislative mandates for insurance coverage and the definition of reproduction as a major life activity covered by the ADA are producing a more favorable reimbursement climate; and (vii) demand for ART services is increasing through greater public awareness and acceptance of ART services.

     Numerous market conditions produce business opportunities for us, including: (i) the high level of specialized skills and technology required for comprehensive patient treatment; (ii) the capital-intensive nature of acquiring and maintaining state-of-the-art medical equipment, laboratory and clinical facilities; (iii) the need to develop and maintain specialized management information systems to meet the increasing demands of technological advances, patient monitoring and third-party payers; (iv) the need for seven-days-a-week service to respond to patient needs and to optimize the outcomes of patient treatments; (v) the high cost of treatment with inadequate insurance benefits in most markets; (vi) increasing competition among medical providers specializing in fertility treatment and (vii) the high cost of pharmaceutical products requiring patient education and support.

Our Business Strategy

     We view the market for fertility services as comprised of both a provider segment and a consumer segment. Our business strategy is to develop a national network of high quality fertility centers who access our business services and serve as a distribution channel for our consumer products. The primary elements of our strategy to address the provider segment include: (i) expanding our network of Affiliated fertility centers into new major markets; (ii) increasing the number and value of service packages purchased by Affiliates in our network;
(iii) entering into additional FertilityPartners contracts with Affiliated and non-Affiliated fertility centers; and (iv) increasing revenues and profits at contracted FertilityPartner centers. The primary elements to address the consumer segment include (i) increasing penetration of our Shared Risk Refund treatment program and other patient financing programs throughout the provider network, and (ii) increasing sales of pharmaceutical products to fertility patients.

Provider Services

     (i) Expand our Network of Affiliated Fertility Centers

     Our strategic plan calls for us to expand our provider network to establish a presence in other major markets across the country. We primarily focus our network development activities on major metropolitan markets with populations in excess of one million. Because of the relatively low percentage of the population that seeks fertility treatment, a large population base is required to support a sophisticated fertility center. Our high quality fertility centers are capable of drawing consumers from a large geographic catchment area. Expanding our provider network to the fifty largest metropolitan markets in the United States will allow us to cover a large percentage of the national population, since approximately 80% of fertility services performed in the U.S. occur in these top 50 markets.

     The entry point for fertility centers participating in our provider network is as an Affiliate clinic. Included in this level of participation are access to our (i) Shared Risk Refund program (as described below), (ii) pharmaceutical products, (iii) patient financing and (iv) marketing support activities. While a primary value proposition for the Affiliate offerings is to help practices improve their ability to attract and retain patients, the offerings can also be used to improve operational efficiency and support the provision of superior care as well. We provide access to these programs on an exclusive basis in each defined market area to the affiliated clinic.

     (ii) Increase the Number and Value of Service Packages sold to Participating Affiliate Centers

     Once an Affiliate practice has demonstrated a commitment to leveraging our offerings to increase practice profitability, we can offer a wider portfolio of service packages which can improve performance even more and require more up front implementation effort. These service offerings include:

     ARTworks(R) Clinical Information System - a proprietary clinical information system focused exclusively on the unique requirements of providing clinical care to patients seeking fertility treatment. We maintain this application at our data center in New York, with contracted fertility centers gaining access via a dedicated communications link. This structure allows our customers to minimize their investment in information systems and relieves them of software maintenance obligations. The application is also interfaced with commonly used laboratory equipment and our practice management systems. In 2005 we contracted with one Affiliate to provide access to our ARTworks Clinical application.

     ARTworks Financial Practice Management Information System - an information system that enables contracted fertility centers to have a sophisticated scheduling, billing and accounts receivable system. This system is also hosted out of our data center, which permits contracted fertility centers to gain access to a powerful practice management system at a fraction of the cost of a traditional installation. This system has been customized to the unique requirements of fertility centers and has helped contracted fertility centers to effectively manage accounts receivable. In 2005 we contracted with one Affiliate to provide access to our ARTworks Financial application.

     Marketing & Field Sales Support - a package of award-winning marketing and sales programs that have helped contracted fertility centers to grow faster than the average rate for the industry. This service includes access to our extensive proprietary marketing collateral material library of ads, brochures, fliers and announcements. In addition, IntegraMed conducts quarterly sales and marketing training seminars, offers a syndicated media buying service and produces radio ads, television ads and educational videos. In 2005 we contracted with two Affiliates for Marketing & Field Sales Support.

     Assisted Reproductive Technology Insurance Company, or ARTIC, and Risk Management - ARTIC is a captive malpractice insurance company formed in conjunction with practices in IntegraMed's network which has the following features: Comprehensive malpractice coverage - which meets the requirements of all hospitals and state regulatory bodies; assured availability for member practices; the goal of lower malpractice insurance costs - Shareholders participate in underwriting, claims and investment decisions; and the goal of lower cost increases for malpractice insurance over time - given an expected strong claims history and industry factors based on reproductive endocrinologists, not a broader obstetric and gynecological population. Risk management comprises services associated with minimizing practice risk via: an audit of a practice's existing risk management policies, procedures and processes; specific recommendations and tools to introduce improved risk management to practice operations; and ongoing auditing and review management

   (iii) Entering into Additional FertilityPartners Contracts

     Fertility centers participating in our FertilityPartners program are entitled to our full suite of products and services. Recruitment into our FertilityPartners program has traditionally been focused on fertility clinics currently participating as Affiliates in our provider network. As Affiliates, practices have become familiar with the offerings we provide and our commitment to customer service; also, we have had a chance to assess a practice's commitment to growth and utilization of our services. FertilityPartner practices are also recruited from outside the pool of existing Affiliates; to be considered, non-Affiliate candidates need to meet a stringent set of criteria.

     As of December 31, 2005, we had FertilityPartner contracts with eight leading fertility centers, which in turn employ and/or contract with individual physicians. These fertility centers had a presence in 44 separate clinical locations in 10 states and the District of Columbia, as follows:

                                                                                     Initial
                                                                   Number of     Business Services
              Fertility Centers                   State            Locations       Contract Date
              -----------------                   -----            ---------       -------------

Reproductive Science Center of Boston........      MA, NH & RI       10            July 1988

Reproductive Science Center of the Bay Area
   Fertility and Gynecology Medical Group....      CA                 4            January 1997

Fertility Centers of Illinois................      IL                10            August 1997

Shady Grove Fertility Reproductive
   Science Centers...........................      MD, VA & DC        8            March 1998

IVF Florida .................................      FL                 4            April 2002

Reproductive Endocrine Associates of Charlotte     NC                 2            September 2003

Seattle Reproductive Medicine................      WA                 2            January 2004

Reproductive Partners Medical Group..........      CA                 4            January 2005


   Establishing FertilityPartner Contracts

     In establishing a FertilityPartner contract, we typically acquire the assets of a fertility center, enter into a long-term comprehensive service agreement with the center and assume most administrative and financial functions of the center. In addition, we also typically require that the fertility center enter into long-term employment agreements containing non-compete provisions with all key physicians and that each physician shareholder of the medical practice enter into a personal responsibility agreement with us. Typically, the fertility center contracting with us is a professional corporation in which the key physicians are the shareholders.

     FertilityPartner contracts provide that all patient medical care is to be provided by the physicians and that we are responsible for providing defined business services to the center. We provide the equipment, facilities and support necessary to operate the center, and employ substantially all non-physician personnel. Under the agreements, we may also advance funds to the fertility center to provide new services, utilize new technologies, fund projects, provide working capital or fund mergers with other physicians or physician groups.

     FertilityPartner contracts generally obligate us to pay a fixed sum for the exclusive right to service the fertility center. These agreements are typically for terms of 10 to 25 years and may contain early termination clauses. Generally, no shareholder of contracted fertility centers may assign his/her interest in the fertility center without IntegraMed's written consent.

     Under all eight current FertilityPartners agreements, we receive as compensation for our services a three-part fee comprised of: (i) a tiered percentage of net revenues generally between 3% and 6%; (ii) reimbursed costs of services (costs incurred in providing services to a fertility center and any costs paid on behalf of the fertility center); and (iii) a percentage of the center's earnings, which currently ranges from 10% to 20%, but may be subject to limits.

     (iv) Increasing Revenues and Profits at Contracted FertilityPartners

     Given our fee structure as described above, we have a significant incentive to assist in the profitable growth of each FertilityPartner. To achieve this objective we (i) help them formulate and execute longer-term planning activities, such as investment/development via facility build-out and in-market mergers with other practices and planning and budgeting support; (ii) put in place products and services that help them attract and retain patients, including the offerings included in our Affiliate relationship - e.g., access to the Shared Risk Refund Program, internet marketing, patient financing, etc., - along with proven field sales programs and direct-to-consumer advertising capabilities and resources; (iii) enable them to enhance their ability to provide superior care via usage of our ARTworks Clinical application which provides electronic medical record, workflow management and decision support functionality, along with clinical risk management auditing services and access to the Council of Physicians and Scientists, a forum set up to enable sharing thinking regarding care and research; and (iv) enhance their operating efficiency through the implementation of an infrastructure focused on improved accounts receivables management along with business continuity and other IT support, human resource, legal and procurement support that leverages our economies of scale and deep expertise in these areas.

Consumer Services

     (i) Increased penetration of our Shared Risk Refund Treatment Program

     We continuously seek to increase the number of Shared Risk Refund treatment packages sold directly to consumers. Our Shared Risk Refund program consists of a package that includes up to three cycles of in vitro fertilization with fresh embryos and three cycles with frozen embryos for one fixed price with a significant refund if the patient does not take home a baby. Under this innovative financial program, we receive payment directly from consumers who qualify for the program and pay contracted fertility centers a defined reimbursement for each treatment cycle performed. The benefit to providers is increased patient volume, and the benefit to consumers is a significant financial refund should treatment be unsuccessful.

     (ii) Increased Sales of Pharmaceutical Products

     We also offer a range of complementary pharmaceutical products to fertility patients. These products are offered in conjunction with ivp care, inc., our marketing and fulfillment partner in the pharmaceutical industry. Access to our pharmaceutical products are offered to patients of both our Affiliated and FertilityPartner clinics, with patients receiving their orders via mail-order shipments.

     Through September 30, 2005, we marketed pharmaceutical products directly to patients throughout our network and we had contracted with ivpcare, inc. to provide certain business services related to the distribution of and accounting for these sales. Effective October 1, 2005, this agreement was terminated and replaced by a new agreement between us and ivpcare, inc. Under the terms of the new agreement, we are no longer a direct distributor of pharmaceutical products to patients as this function is being performed directly by ivpcare. Our responsibilities are limited to marketing the products for which we will be compensated. This compensation will approximate our previous contribution from those pharmaceutical sales and services, and will be shown on a "net" rather than "gross" basis. As a result, as of October 1, 2005, we no longer record pharmaceutical sales, the related cost of sales and other costs related to pharmaceutical distribution. We anticipate a significant decreased in revenues and cost of sales; however (assuming the same volume of pharmaceutical products is distributed) contribution from operations and income before income taxes, as well as net income, will be virtually unaffected from this contract change.

Our Core Competencies

     Our service packages are constructed from investments we have made to develop core competencies in specific areas. In particular, our core competencies include: (i) administrative services (finance, accounting, human resource and purchasing support); (ii) access to capital for financing fertility center operations; (iii) traditional marketing and sales support; (iv) internet marketing and website support; (v) integrated information systems; and (vi) shared risk case management.

     By providing access to these resources we enable contracted fertility centers to achieve improved efficiencies and business outcomes.

     (i) Administrative Services

     Our administrative services to FertilityPartner centers include: (i) accounting and financial services, such as billing and collections, accounts payable, payroll, and financial reporting and planning; (ii) recruiting, hiring, training and supervising all non-medical personnel; and (iii) purchasing of supplies, pharmaceuticals, equipment, services and insurance.

   (ii) Access to Capital

     We provide FertilityPartners with a significant competitive advantage through immediate access to capital for expansion and growth. We are also able to offer physician providers in our network rapid access to the latest technologies and facilities in order for them to provide a full spectrum of services and compete effectively for patients in the marketplace. For example, we have built new clinical facilities housing state of the art embryology laboratories for several FertilityPartners, which enable them to expand their offerings to include a number of services, which they had previously outsourced.

     We also provide FertilityPartners with immediate operating capital through our accounts receivable financing program which offers interest free financing within preset limits. For a fertility center, this means access to funds upon billing for services rather than waiting for the collection of the accounts receivable which normally occurs 15 to 60 days after treatment. Our financing of a clinic's accounts receivable is also done with full recourse, so that we are not at risk for uncollectible balances. As a result, we do not purchase the accounts receivable, but rather advance funds to the clinic which are repaid the following month.

     (iii) Traditional Marketing and Sales

     Our marketing department specializes in the development of sophisticated marketing and sales programs that give fertility centers access to business-building techniques designed to facilitate growth and development. In today's highly competitive health care environment, marketing and sales are essential for the growth and success of all fertility centers. However, these marketing and sales efforts are often too expensive for many individual physician practice groups. Affiliation with us provides physicians access to significantly greater marketing and sales capabilities than would otherwise be available. Our marketing services focus on revenue and referral enhancement, relationships with local physicians, media and public relations.

     (iv) Internet Marketing and Website support

     We operate an industry leading web portal which allows visitors (i) access to educational material concerning infertility issues; (ii) provides links to our Partner and Affiliate practices; (iii) allows prospective patients to request appointments and follow-up contact; (iv) request information on our Shared Risk Refund program; and (v) apply for treatment financing.

     We also assist individual network members with the development, deployment and hosting of their own unique websites through which they can customize their on-line message for their practice strengths and local market characteristics.

     (v) Integrated Information System

     Using our established base of fertility centers, we are continuously developing a nationwide, integrated information system, called ARTWorks, to collect and analyze clinical, patient, financial and marketing data. Our goal is to use this data to control treatment expenses, measure patient outcomes, improve patient care, develop and manage utilization rates and maximize reimbursements. We also believe that this integrated information system allows fertility centers to more effectively compete for and price managed care contracts, in large part because our information network can provide these managed care organizations with access to patient outcomes and cost data.

   (vi) Shared Risk Case Management

     Our Shared Risk Refund program offers multiple treatment cycles for one fixed price, with the opportunity for a significant refund if the patient does not take home a baby. Due to the characteristics of the program, we assume risk for unsuccessful treatment cycles. In order to moderate and manage this risk, we have developed a sophisticated case management program in which Shared Risk patients are medically pre-approved prior to enrollment in this program. We also continuously review their clinical criteria as they undergo treatment cycles. If, while undergoing treatment, a patient's clinical response falls outside our criteria for participation in the Shared Risk refund program, we have the right to remove them from the program, with an applicable refund to the patient. To date, our case management process has helped manage the risks associated with our Shared Risk Refund program within expected limits.

Council of Physicians and Scientists

     In 1996, we established a Council of Physicians and Scientists, or the Council, comprised mostly of representatives from our network, to bring together leaders in reproductive medicine and embryology with the goal of promoting a high quality clinical environment throughout the network. The Council meets regularly and conducts bi-monthly teleconferences on topics related to improving infertility diagnosis and treatment.

Assisted Reproductive Technology Insurance Company

     We assisted in the organization of, and obtained a minority equity interest in, an offshore captive insurance company designed to moderate the cost of malpractice insurance to members of our network. The majority of the equity of the captive insurance company is owned by various physician practices which are members of our network. Beginning January 1, 2005, this captive insurance company began providing the majority of the malpractice insurance coverage to physicians within our FertilityPartner network.

Employees

     As of March 1, 2006, we had 881 employees. Of these, 839 are employed at our FertilityPartners fertility centers and 42 are employed at our headquarters, including 7 who are executive management. Of these employees, 190 persons at the

FertilityPartners fertility centers are employed on a part-time basis. We are not a party to any collective bargaining agreement and we believe that our employee relationships are good.

Segment Information

     We follow the requirements contained in Statement of Financial Accounting Standards (SFAS) No.131, "Disclosures about Segments of an Enterprise and Related Information", with respect to identifying and reporting business segments. This statement requires that segment reporting reflect our organizational structure, major revenue sources, line's of responsibility and senior management's perspective of an organization. In order to better execute our business strategy and prepare for opportunities offered in the healthcare marketplace, we modified our reporting segments in 2005. We currently report two major lines of business, our Provider Services, which is comprised of our FertilityPartners and Affiliate segments, and our Consumer Services, which is comprised of our Shared Risk and Pharmaceutical segments. Our 2004 and 2003 results have also been restated to reflect our new reporting segments as follows, (dollars in thousands):

                                                         Fertility                  Shared
                                            Corporate    Partners    Affiliates      Risk     Pharmaceutical  Consolidated
                                            ---------    --------    ----------    ---------  --------------  ------------
For the Year ended December 31, 2005
     Revenues ..........................   $      --     $ 105,358    $     952    $   8,391    $  14,189    $ 128,890
     Cost of Services ..................          --        94,763           86        5,760       13,480      114,089
                                           ---------     ---------    ---------    ---------    ---------    ---------
     Contribution ......................          --        10,595          866        2,631          709       14,801
     Operating Margin ..................                      10.1%        91.0%        31.4%         5.0%        11.5%

     General and administrative ........      12,205            --           --           --           --       12,205
     Interest, net .....................        (192)           --           --           --           --         (192)
                                           ---------     ---------    ---------    ---------    ---------    ---------
     Income before income taxes ........   $ (12,013)    $  10,595    $     866    $   2,631    $     709    $   2,788
                                           =========     =========    =========    =========    =========    =========
     Depreciation expense included above   $     421     $   3,538    $      --    $      --    $      --    $   3,959
     Capital expenditures ..............   $     871     $   3,097    $      --    $      --    $      --    $   3,968
     Total assets ......................   $  21,934     $  41,207    $      46    $     241    $   2,147    $  65,575

For the Year ended December 31, 2004
     Revenues ..........................   $      --     $  86,080    $   1,287    $   4,548    $  15,738    $ 107,653
     Cost of Services ..................          --        76,706          393        3,557       15,189       95,845
                                           ---------     ---------    ---------    ---------    ---------    ---------
     Contribution ......................          --         9,374          894          991          549       11,808
     Operating Margin ..................                      10.9%        69.5%        21.8%         3.5%        11.0%

     General and administrative ........       9,789            --           --           --           --        9,789
     Interest, net .....................          36            --           --           --           --           36
                                           ---------     ---------    ---------    ---------    ---------    ---------
     Income before income taxes ........   $  (9,825)    $   9,374    $     894    $     991    $     549    $   1,983
                                           =========     =========    =========    =========    =========    =========
     Depreciation expense included above   $     352     $   2,660    $      --    $      --    $      --    $   3,012
     Capital expenditures ..............   $     543     $   7,119    $      --    $      --    $      --    $   7,662
     Total assets ......................   $  12,857     $  38,456    $      87    $     285    $   2,117    $  53,802

For the Year ended December 31, 2003
     Revenues ..........................   $    --       $  74,408    $     563    $   2,418    $  16,301    $  93,690
     Cost of Services ..................        --          65,479           60        1,864       15,830       83,233
                                           ---------     ---------    ---------    ---------    ---------    ---------
     Contribution ......................        --           8,929          503          554          471       10,457
     Operating Margin ..................                      12.0%        89.3%        22.9%         2.9%        11.2%

     General and administrative ........       8,761            --           --           --           --        8,761
     Interest, net .....................         (16)           --           --           --           --          (16)
                                           ---------     ---------    ---------    ---------    ---------    ---------
     Income before income taxes ........   $  (8,745)    $   8,929    $     503    $     554    $     471    $   1,712
                                           =========     =========    =========    =========    =========    =========
     Depreciation expense included above   $     317     $   1,846    $      --    $      --    $      --    $   2,163
     Capital expenditures ..............   $     440     $   7,195    $      --    $      --    $      --    $   7,635
     Total assets ......................   $   8,436     $  36,167    $      63    $     211    $   1,562    $  46,439

Significant Service Contracts

     For the years ended December 31, 2005, 2004, and 2003 the following fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

                                           Percent of Company                    Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2005      2004       2003         2005      2004       2003
                                        -------   ------     ------       -------   ------     ------
     R.S.C. of Boston...............      9.6      11.3       10.4         10.8       13.4      13.9
     Fertility Centers of Illinois..     20.2      25.6       27.9         11.6       22.3      26.4
     Shady Grove Fertility Center...     21.1      21.5       20.7         21.4       24.9      25.0

ITEM 1A.      Risk Factors

Risk Factors

     The following risk factors, while not intended to be all inclusive, could individually or in combination have a material adverse effect on our business, financial condition, results of operation and market price of our common stock.

     Competition - Our industry is highly competitive and subject to continual change. New health care providers entering the market may reduce our market share, patient volume and growth rates. Additionally, increased competitive pressures may require us to commit more resources to our marketing efforts, thereby increasing our cost structure and impacting our profitability. There can be no assurance that we will be able to compete effectively with our current competitors. Nor can there be assurance that additional competitors will not enter the market, or that such competition will not make it more difficult for us to enter into Affiliate or FertilityPartner contracts.

     Alternative treatments - In addition to the services provided by our clinics, alternative treatments are available to patients with infertility issues. To the extent that these treatments are successful, or perceived as viable alternatives by prospective patients, our ability to attract and retain patients may be impacted.

     Supply disruptions - Our industry relies on a relatively few number of manufacturers of specialty fertility equipment. A disruption on the part of an equipment provider may render the medical providers within our network without the means to treat patients.

     Management turnover - The success of our business strategy depends upon the continued contribution of key members of our management team. The loss of key members of this team may adversely affect our ability to implement that strategy.

     Third-party payors - A significant portion of our FertilityPartners revenue depends upon reimbursements from third-party payors. Disruption of this relationship, whether in the form of changes to reimbursement contracts or solvency issues on the part of the payors, may lower our Service fees and therefore affect our cash flows and financial position.

     Reliance on third party vendors - Our pharmaceutical sales and fertility clinics are dependent on a limited number of third-party vendors that produce medications vital to treating infertility. Should any of these vendors experience a supply shortage, it may have an adverse impact on the operations of our pharmaceutical sales and our network members. To date, no shortage or disruption has been experienced.

     State and Federal laws - Our business practices may be found to be in violation of State or Federal laws. These include, but are not limited to, Federal and State Anti-Kickback Laws, Federal and State Self-Referral Laws, False Claim Laws, Federal and State Controlled Substances laws, HIPAA (Health Insurance Portability and Accountability Act) regulations and Anti-Trust Laws. Remedial efforts could result in a discontinuance of portions of our business or burdensome compliance efforts. The laws and regulations in this area are extremely complex and subject to interpretation and many aspects our business have not been the subject of federal or state regulatory review. Accordingly, there is no assurance that our operations have been in compliance at all times with all such laws and regulations. In addition, there is no assurance that a court or regulatory authority will not determine that our past, current or future operations violate applicable laws or regulations. If our operations were determined to violate laws or regulations, it could have a material adverse effect on our business, financial condition and operating results. In addition, state corporate practice of medical laws vary from state to state. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on our business, financial condition and operating results.

     Corporate practice of medicine laws - Our operations may also be subject to state laws relating to the corporate practice of medicine. State laws may prohibit corporations other than medical professional corporations or associations from practicing medicine or exercising control over physicians, and may prohibit physicians from practicing medicine in partnership with, or as employees of, any person not licensed to practice medicine. State laws may also contain fee-splitting prohibitions or may prevent corporations from acquiring the goodwill of a medical practice. We believe that our operations are in material compliance with all applicable state laws relating to the corporate practice of medicine. We perform only non-medical administrative services, and in some circumstances, clinical laboratory services. In each FertilityPartner agreement, the fertility center is the sole employer of the physicians, and the fertility center retains the full authority to direct the medical, professional and ethical aspects of its medical practice.

     Liability insurance - Providing health care services entails a substantial risk of medical malpractice and similar claims. While we do not engage in the practice of medicine, or assume responsibility for compliance with regulatory requirements directly applicable to physicians, we do require our fertility centers to maintain medical malpractice insurance. However, in the event that services provided at one of our fertility centers results in injury or other adverse effects, we are likely to be named as a party in any legal proceeding. Although we currently maintain liability insurance that we believe is adequate, successful malpractice claims could exceed the limits of our insurance and could have a material adverse effect on our business. Moreover, there is no assurance that we will be able to obtain such insurance on commercially reasonable terms in the future or that such insurance will provide adequate coverage against potential claims. In addition, a malpractice claim asserted against us could be costly to defend, could consume management resources and could adversely affect our reputation and business, regardless of the merit or eventual outcome of such claim. In addition, in connection with our acquisition of the assets of a fertility centers, we may also assume some of the center's liabilities. Therefore, an entity may assert claims against us for events related to the fertility center prior to its becoming a FertilityPartner. We maintain insurance coverage related to these risks that we believe is adequate as to the risks and amounts, although there is no assurance that any successful claims will not exceed applicable policy limits.

     Contract termination - One or more of our FertilityPartner practices may terminate their membership in our network. Such an occurrence would significantly reduce our revenues without a corresponding reduction in our cost structure.

     Physician resignation - The departure of one or more key medical providers may negatively impact the ability of our FertilityPartners to generate sufficient revenues. A reduction in FertilityPartner revenue would reduce our revenues and may require us to advance funds to the fertility center.

     Technology risks - The treatment of infertility is a technologically intensive area of medicine. There is no guarantee that our investments in fertility technology will remain at the level of sophistication necessary for our clinics to remain competitive in the marketplace.

     Financial results - Our quarterly results and stock price may fluctuate over time based on our business risk factors, seasonal influences, market expectations or other factors over which we have limited control. In addition changes to financial variables over which we do exercise some control, such as dividend policy, stock dilution, banking and credit facilities, etc., may be perceived differently by different stakeholders, and thereby influence our stock price.

ITEM 1B. Unresolved Staff Comments

     Not applicable.

ITEM  2. Properties

     Our headquarters and executive offices are located in Purchase, New York, where we occupy approximately, 18,600 square feet under a lease expiring in 2012. Future lease payments will range from $46,280 to $51,100 per month.

     We also lease or sublease locations for our FertilityPartners clinics. Costs associated with these agreements are reimbursed to us as part of our fee for the applicable fertility center.

     We believe that our executive offices and the space occupied by our fertility centers are adequate for our operations.

ITEM  3. Legal Proceedings

     From time to time, we are party to legal proceedings in the ordinary course of business. None of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is traded on the NASDAQ National Market under the symbol "INMD" The following table sets forth the high and low closing sales price for our common stock, as reported on the NASDAQ National Market.

                                                     Common Stock
                                                 ----------------------
                                                 High               Low
                                                 ----------------------
         2004
         First Quarter........................   8.44              6.12
         Second Quarter.......................   8.25              5.71
         Third Quarter........................   7.31              5.50
         Fourth Quarter.......................  13.26              5.91

         2005
         First Quarter........................  13.00              8.58
         Second Quarter.......................  12.01              7.35
         Third Quarter........................  13.48              8.00
         Fourth Quarter.......................  13.80             10.18

      On March 17, 2005, there were approximately 80 holders of record of the Common Stock and approximately 2,200 beneficial owners of shares registered in nominee or street name.

Dividend Policy

      We have not paid cash dividends on our common stock during the last two fiscal years, and we currently anticipate retaining all available funds for use in the operation and expansion of the business. Therefore, we do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Selected Equity Transactions

      We have two stock option plans which have been approved by our shareholders. The following table sets forth certain information relative to these stock option plans.

                                                                                  Number of securities
                              Number of Securities                                remaining available for
                               to be issued upon           Weighted-average       future issuance under
                               exercise of                 exercise price of      equity compensation plans
                               outstanding options,        outstanding options,   (excluding securities
      Plan Category            warrants and rights         warrants and rights    reflected in column (a)
      -------------            -------------------         -------------------    -----------------------
                                       (a)                       (b)                        (c)
      Equity compensation
      plans approved by
      security holders........    250,340                      $3.46                   172,420

      Equity compensation
      plans not approved
      by security holders.....         --                         -                         --
                                  -------                      -----                   -------

         Total................    250,340                      $3.46                   172,420
                                  =======                      =====                   =======


      During 2003, we issued 58,345 shares of restricted Common Stock to members of our Board of Directors and various company officers. These shares had a market value on the date of issuance of $417,000.

      During 2004, we issued 33,000 shares of restricted Common Stock to members of our Board of Directors and various company officers. These shares had a market value on the date of issuance of $211,000.

      During 2005, we issued 40,200 shares of restricted Common Stock to members of our Board of Directors and various company officers. These shares had a market value on the date of issuance of $437,000.

      During 2005, we issued 1,129,141 shares of Common Stock as a 30% stock split effected in the form of a stock dividend to current holders of our stock. The issuance of these shares had no direct financial impact on our results of operations or financial position and did not alter the market capitalization of our common shares outstanding.


ITEM 6.  Selected Financial Data

      The following selected financial data (for the years ended December 31, 2005, 2004, 2003, 2002 and 2001) are derived from our consolidated financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. Earnings per share and average share values for the years 2004, 2003, 2002 and 2001 have been restated to reflect the 30% stock split effected in the form of a stock dividend declared in June 2005.

Statement of Operations Data :

                                                                  December 31,
                                          ----------------------------------------------------------
                                            2005         2004        2003         2002        2001
                                          --------     --------   ---------    ---------   ---------
                                                    (in thousands, except per share amounts)

Revenues, net ........................   $ 128,890    $ 107,653   $  93,690    $  88,200   $  73,898
Costs of services incurred ...........     114,089       95,845      83,233       78,349      64,013
                                         ---------    ---------   ---------    ---------   ---------
Contribution .........................      14,801       11,808      10,457        9,851       9,885
General and administrative expenses ..      12,205        9,789       8,761        8,097       7,827
Total other expenses, net ............        (192)          36         (16)          52         102
                                         ---------    ---------   ---------    ---------   ---------
Income before taxes ..................       2,788        1,983       1,712        1,702       1,956
Provision (benefit) for income taxes .       1,065          797         668          562      (4,557)
                                         ---------    ---------   ---------    ---------   ---------
Net income ...........................       1,723        1,186       1,044        1,140       6,513
Less: Dividends paid and/or accrued on
   Preferred Stock ...................          --           --          --           69         133
                                         ---------    ---------   ---------    ---------   ---------
Net income applicable to Common
   Stock .............................   $   1,723    $   1,186   $   1,044    $   1,071   $   6,380
                                         =========    =========   =========    =========   =========

Basic EPS ............................   $    0.36    $    0.26   $    0.24    $    0.26   $    1.59
                                         =========    =========   =========    =========   =========
Diluted EPS ..........................   $    0.34    $    0.25   $    0.22    $    0.24   $    1.55
                                         =========    =========   =========    =========   =========

Weighted average shares - basic ......       4,839        4,620       4,437        4,154       4,005
                                         =========    =========   =========    =========   =========
Weighted average shares  - diluted ...       5,003        4,831       4,662        4,508       4,128
                                         =========    =========   =========    =========   =========

Balance Sheet Data:

                                                                   December 31,
                                            --------------------------------------------------------
                                             2005           2004      2003        2002        2001
                                            ------        -------   -------      -------     -------
                                                                 (in thousands)

Working capital (1).....................    $6,731      $     301   $ 3,294      $ 3,511     $ 4,208
Total assets ...........................    65,575         53,802    46,439       42,165      39,687
Total indebtedness......................    10,147          5,239     7,511        1,410       2,691
Accumulated deficit.....................   (11,707)       (13,430)  (14,616)     (15,660)    (16,800)
Shareholders' equity....................    36,800         34,443    32,850       31,557      30,615

 (1) Represents current assets less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of our financial condition and results of operations for the three years ended December 31, 2005. It should be read in conjunction with our Consolidated Financial Statements, the related notes thereto and other financial and operating information included in this Form 10-K.

Overview

     IntegraMed America, Inc. offers products and services to patients and providers in the fertility industry. We have developed a network comprised of twenty-six contracted fertility centers in major markets across the United States, products and services designed to support fertility center growth, products in the pharmaceutical and patient financing areas, a Shared Risk Refund program and captive insurance offerings. Eighteen affiliate fertility centers purchase discrete service packages provided by us and eight fertility centers have access to our entire portfolio of products and services under our comprehensive FertilityPartners(TM) program. All twenty-six centers have access to our consumer services, principally pharmaceutical products, our Shared Risk Refund product and patient financing products.

     Our business strategy is to align our information, technology and financial strengths for the benefit of both providers and consumers of fertility services. The primary elements of this strategy include: (i) expanding our network of Affiliated fertility centers; (ii) entering into additional FertilityPartners contracts; (iii) increasing revenues and profits at contracted FertilityPartners centers; (iv) increasing the number and value of service packages purchased by members of our network; (v) increasing penetration of our Shared Risk Refund treatment program throughout the network, and (vi) increasing sales of pharmaceutical products to fertility patients.

 Major events impacting financial condition and results of operations

     In December 2005, we amended our existing credit agreement with Bank of America. The amended agreement is comprised of a renewal and increase in our three year revolving credit line to $10 million, and a new $10 million five year term loan, of which approximately $3.2 million was used to retire the outstanding balance on our previous term loan. We believe that these credit facilities will be sufficient to fund our current operational, capital investment and acquisition plans.

     Through September 30, 2005, we marketed pharmaceutical products directly to patients throughout our network and we had contracted with ivpcare, inc. to provide certain business services related to the distribution of and accounting for these sales. Effective October 1, 2005, this agreement was terminated and replaced by a new agreement between us and ivpcare, inc. Under the terms of the new agreement, we are no longer a direct distributor of pharmaceutical products to patients as this function is being performed directly by ivpcare. Our responsibilities are limited to marketing the products for which we will be compensated. This compensation will approximate our previous contribution from those pharmaceutical sales and services, and will be shown on a "net" rather than "gross" basis. As a result, as of October 1, 2005, we no longer record pharmaceutical sales, the related cost of sales and other costs related to pharmaceutical distribution. We anticipate significant decreases in revenues and cost of sales; however (assuming the same volume of pharmaceutical products is distributed) contribution from operations and income before income taxes, as well as net income, will be virtually unaffected from this contract change.

     Effective January 1, 2005, we signed a FertilityPartner agreement to supply a complete range of business, marketing and facility services to the Reproductive Partners Medical Group, Inc., or RPMG, a fertility practice comprised of six physicians in the Southern California market. Under the terms of this 25-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of RPMG's earnings. We also committed up to $0.5 million to fund any necessary capital needs of the practice.

     On January 1, 2004, we signed a FertilityPartners agreement with the Seattle, Washington based Seattle Reproductive Medicine, Inc., P.S., or SRM, physician practice. Under the terms of this 15-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of SRM's earnings. We also committed up to $2 million to fund the construction and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for SRM and its patients. Based on the terms of this transaction, we were paid a fixed service fee for approximately eleven months of 2004 until the new facility was fully operational in December 2004. Upon becoming fully operational, our service fees reverted to the fee structure described above.

     On September 1, 2003, we signed a FertilityPartners agreement with the Charlotte, North Carolina based Reproductive Endocrinology and Andrology of Charlotte, or REACh, physician practice. Under the terms of this 15-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of REACh's earnings. We also committed up to $2 million to fund the construction and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for REACh and its patients.

     During 2003, we negotiated revised fee structures on three of our existing FertilityPartner contracts. All three of these revisions provided for phased-in fee reductions, or fee capitations, on that portion of our fee structure which is based on the earnings of the underlying fertility centers. We believe that these fee limitations will be offset by volume based increases in fees due to organic growth at FertilityPartner locations, the sale of new FertilityPartner contracts and growth in our Shared Risk Refund business unit.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions which affect the reporting of the results of operations, financial position and related cash flows. We believe that the accounting policies described below are both important to the portrayal of the company's financial condition and operating results and requires management's most critical estimates and judgment. We base these estimates on historical experience, and various other assumptions that we believe to be reasonable under the circumstances, the results of which forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates. We also continue to evaluate our estimates and assumptions on an on-going basis and may revise them as conditions warrant.

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. We principally derive our revenues from contracts with fertility centers, fees from patients enrolled in our Shared Risk Refund program and the sale of pharmaceutical products. We do not have a controlling financial interest in any of the medical practices to which we provide services and as such do not consolidate their results.

   Financial Statement reclassifications --

     As our business grows, it is often necessary to modify the organizational structure and adopt new business concepts. These changes are reflected in the presentation of our current financial statements and, for comparative purposes, require us to reclassify information from our prior year financial statements to our current presentation. Among the prior year statements which have been reclassified to our current presentation are our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Shareholders' Equity and various supporting schedules.

   Revenue and cost recognition --

   FertilityPartners service fees

     Under all eight of our FertilityPartner agreements, we receive as compensation for our services a three-part fee comprised of: (i) a tiered percentage of the fertility centers net revenues, (ii) reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center) and (iii) a fixed percentage of the fertility centers earnings after services fees, which may be subject to limits. All revenues from FertilityPartners contracts are recorded in the period services are rendered. Direct costs incurred by us in performing our services and costs incurred on behalf of the medical practices are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed.

     Affiliate Service Fees

     Under all eighteen of our Affiliate agreements, we receive as compensation for our services a fixed fee dependent upon the level of service provided. All revenues and costs from Affiliate contracts are recorded in the period services are rendered.

     Shared Risk Refund Program

     The Shared Risk Refund program consists of a fertility treatment package that includes a fixed number of treatment cycles for one fixed price with a significant refund if the patient does not take home a baby. We receive payment directly from consumers who qualify for the program and pay contracted fertility centers a defined reimbursement for each treatment cycle performed. Partial revenue is recorded upon the initiation of treatment, with remaining revenues recorded upon patients becoming pregnant. A reserve is maintained for potentially refundable amounts if patients do not take home a baby. Expenses related to the program are recorded as incurred.

     Pharmaceutical Sales

     Revenues and related expenses from pharmaceutical sales are recorded upon shipment to customers. Prior to October 1, 2005, these revenues represented the actual sales value of the pharmaceuticals sold and we recorded cost of sales equal to the product cost. Subsequent to the October 1, 2005 amendment to our marketing agreement, our revenues are comprised of marketing fees related to these pharmaceutical sales as previously described in Item 7, under the caption "Major events impacting financial condition and results of operations."

     Use of Estimates --

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant estimates include a reserve for estimated refunds due to pregnancy loss in our Shared Risk Refund Program and the valuation allowance related to our deferred tax assets.

   Due to Medical Practices --

     Due to Medical Practices represents the net amounts owed by us to medical practices contracted as FertilityPartners. This balance is comprised of amounts due to us by the medical practices for funds which we advanced for use in financing their accounts receivable, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

   Exclusive Service Rights --

     Exclusive service rights represent payments we made for the right to service certain fertility centers and are valued at cost less accumulated amortization. Costs are amortized on a straight-line basis over the length of the service contract, usually ten to twenty-five years. We periodically review our exclusive business service rights to assess recoverability; a charge would be recognized in the consolidated statement of operations if an impairment was determined to have occurred. Recoverability is determined based on undiscounted expected earnings from the related business over the remaining amortization period.

   Long Lived Assets --

   Under current accounting standards our long lived assets are subject to annual impairment testing and we may be subject to impairment losses as a result. If we record an impairment loss, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded.

Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the years ended December 31, 2005, 2004 and 2003:

                                                 2005      2004       2003
                                                 ----      ----      -----
Revenues, net:
   Provider services ......................      82.5%     81.2%     80.0%
   Consumer services ......................      17.5%     18.8%     20.0%
                                                -----     -----     -----
       Total revenues .....................     100.0%    100.0%    100.0%

Costs of services incurred:
   Provider services ......................      73.6%     71.6%     70.0%
   Consumer services ......................      14.9%     17.4%     18.9%
                                                -----     -----     -----
       Total costs of service .............      88.5%     89.0%     88.9%

Contribution:
   Provider services ......................       8.9%      9.6%     10.0%
   Consumer services ......................       2.6%      1.4%      1.1%
                                                 -----     -----     -----
       Total contribution .................      11.5%     11.0%     11.1%


General and administrative expenses .......       9.5%      9.1%      9.3%
Interest income ...........................      (0.4)%    (0.2)%    (0.1)%
Interest expense ..........................       0.3%      0.3%      0.1%
                                                 -----     -----     -----
       Total other expenses ...............       9.4%      9.2%      9.3%

Income from operations before income taxes        2.1%      1.8%      1.8%
Income tax provision ......................       0.8%      0.7%      0.7%
                                                 -----     -----     -----
Net income ................................       1.3%      1.1%      1.1%


     2005 Compared to 2004

     Our revenues increased by $21.2 million, or 19.7%, to $128.9 million for the year ended December 31, 2005, as compared to $107.7 million in 2004. Significant factors contributing to this increase were:

(i) Provider Services -

               Revenues from our FertilityPartners centers increased by $19.3 million, or 22.4% from the prior year. Approximately $12.2 million of this increase came from our two most recently added FertilityPartners in Seattle and Southern California who joined our network on January 1, 2004, and January 1 2005, respectively. Organic growth of 8.2% at our other six FertilityPartner clinics, including $0.1 million in service fees earned from the captive insurance company, accounted for the remaining $7.1 million of revenue growth in 2005 versus 2004. We attribute much of this organic growth to targeted marketing campaigns directed towards prospective patients.

              Revenues from our Affiliate clinics were approximately $1.0 million in 2005, slightly below revenues of $1.3 million in 2004. While the number of affiliated clinics grew from 17 in December 2004, to 18 by December 2005, reported revenues for 2005 are slightly below the prior year figure due to a decrease in certain marketing related services.

(ii) Consumer Services -

              Our Shared Risk Refund program continued to see significant year to year growth with 2005 revenues of $8.4 million, an increase of $3.8 million, or 84.5%, above 2004 revenues of $4.5 million. The prospect of a potential refund, coupled with good treatment outcomes, as compared to industry averages, has resulted in continued strong patient enrollment in this program throughout our network.

              Pharmaceutical revenue was $14.2 million for the year ended December 31, 2005, compared to $15.7 million for the prior year. This reduction in revenue is entirely the result of a change in contract terms we initiated with our strategic partner in the pharmaceutical business. While these new contract terms will affect our revenue and related costs, it will have no impact on our margins or income. As a result, reported revenues for 2005 are not directly comparable with 2004 results.

     Our 2005 contribution of $14.8 million increased approximately $3.0 million, or 25.3% from 2004. As a percentage of revenue, our contribution margin increased to 11.5% in 2005 versus 11.0% in 2004. The following factors had a significant impact on contribution:

(i) Provider Services -

               Contribution from our FertilityPartners centers increased by $1.2 million, or 13.0%, to $10.6 million in 2005, from $9.4 million in the prior year. Our two most recently added FertilityPartners locations in Seattle and Southern California generated $1.4 million of increased contribution. Contribution at our remaining six FertilityPartners was approximately $0.2 million less in 2005 than in 2004. Despite higher revenues, due to the planned phase in of fee reductions at three clinics which has been previously disclosed, the contribution declined. Contribution earned from providing certain administrative services to the captive insurance company totaled approximately $0.1 million in 2005, its first year of operation.

              Our Affiliate clinics generated contribution of $0.9 million in 2005, consistent with their contribution in 2004, despite slightly lower revenue resulting from a reporting change.

(ii) Consumer Services -

              Contribution from our Shared Risk Refund program rose by $1.6 million, or 165.8%, to $2.6 million for the year ended December 31, 2005, from $1.0 million in 2004. Higher patient volume and favorable pregnancy outcomes, especially during early treatment cycles, helped drive this performance.

              Pharmaceutical contribution was $0.7 million in 2005, up $0.2 million, or 28.9%, from $0.5 million in 2004. This increase in contribution, driven by increased product shipments, is a result of our continuing efforts to distribute our pharmaceutical services throughout our expanding network base.


     General and Administrative expenses are comprised of salaries, benefits, corporate regulatory, operational and support costs not specifically related to our clinics or other product offerings. These expenses increased $2.4 million in 2005, over 2004 levels. Approximately $1.7 million of this increase relates to planned headcount and compensation increases required to generate and support our growing revenue streams. Sarbanes-Oxley and other regulatory compliance efforts contributed an additional $0.4 million of increased costs in 2005 versus 2004. As a percentage of revenue, General and Administrative expenses were 9.5% of revenues in 2005, up slightly from 9.1% in 2004.

     Interest income increased to $520,000 for the year ended December 31, 2005, from $259,000 in 2004. This increase is primarily attributed to interest income earned on capital investments at several FertilityPartner clinics. Interest expense increased to $328,000 for the year ended December 31, 2005 from $295,000 in 2004, primarily as a result of interest charges on the outstanding portion of our revolving line of credit, and increases in the general level of interest rates.

     Our provision for income tax was approximately $1.1 million in 2005, compared to $0.8 million in 2004. We paid no Federal income tax in either 2005, or 2004, as we were able to utilize some of our net operating loss generated in prior years. Our effective tax rate for 2005 was approximately 38.2% and reflects a provision for both state and Federal taxes.

     2004 Compared to 2003

     Revenues for the year ended December 31, 2004, increased by $14.0 million, or 14.9%, from the year ended 2003. The main factors contributing to this increase were:

(i) Provider Services -

               Revenues from our FertilityPartners centers increased by $11.7 million, or 15.7% from the same period in 2003. Revenues for 2003 include $4.8 million from a FertilityPartner agreement we terminated on June 30, 2003, and $1.2 million from a new FertilityPartner in Charlotte, N.C., which was signed on September 1, 2003. Revenues in 2004 include $5.0 million from our Charlotte, N.C., FertilityPartner, and $1.9 million from a new FertilityPartner in Seattle, W.A., who joined our network on January 1, 2004. The five FertilityPartners who were members of our network for the full reporting periods of 2003 and 2004, had organic revenue growth of $10.8 million, or 15.8% in 2004, versus 2003. We attribute much of this growth to our direct to consumer marketing efforts, backed up by our published laboratory success rates.

              Revenues from our Affiliate clinics totaled $1.3 million in 2004, up from $0.6 million in 2003. This increase in revenue is primarily the result of an increase in program membership fees instituted in January 2004, as well as a net increase of one clinic participating in our Affiliate program between December 2004 and December 2003.

(ii) Consumer Services -

              Shared Risk Refund revenue grew by $2.1 million, or 88.1%, to $4.5 million for the year ended December 31, 2004, from $2.4 million in the year earlier period. We credit this sales growth to strong consumer acceptance and our continued market penetration of this innovative program.

              Pharmaceutical revenue was $15.7 million for the year ended December 31, 2004, down $0.6 million from revenue of $16.3 million in the prior year. This decline was due to our decision to de-emphasize the sale of certain high volume products due to adverse product cost and pricing issues within the market. These issues primarily impacted results during the first two quarters of 2004, and sales of these products were reintroduced during the second half of the year.

     Our contribution for 2004 was $11.8 million, up approximately $1.4 million, or 12.9% from a contribution of $10.5 million in 2003. As a percentage of revenue, our contribution margin was 11.0% in 2004 versus 11.1% in 2003. The following factors had a significant impact on contribution:

(i) Provider Services -

              Contribution at our FertilityPartner program of $9.4 million in 2004 was $0.4 million, or 5.0% higher, than 2003 contribution of $9.0 million. Contribution for 2003 includes $0.7 million from a FertilityPartner agreement we terminated on June 2003, and $0.1 million from a the FertilityPartner in Charlotte, N.C., signed on September 1, 2003. Results in 2004 also include contribution of $0.3 million from our Charlotte, N.C., FertilityPartner, and $0.3 million from the FertilityPartner in Seattle, W.A., who joined our network in January 2004. The five FertilityPartners who were members of our network for the full reporting periods of 2003 and 2004 had contribution growth of $0.6 million, or 7.1% in 2004, versus 2003. As with increases in revenue, we attribute much of this growth to our consumer marketing efforts and laboratory success rates.

              Contribution from Affiliate clinics was $0.9 million for the year ended December 31, 2005, up $0.4 million, or 77.7% from $0.5 million in the prior year. This increase is primarily the result of membership fee increases instituted in January 2004.

(ii) Consumer Services -

              Contribution from our Shared Risk Refund program was $1.0 million for the twelve months ended December 31, 2004, an increase of $0.4 million, or 78.6%, from its 2003 level of $0.6 million. This increase was the result of higher patient enrollment in the program, coupled with pregnancy success rates which met or exceeded, our expectations.

              Pharmaceutical contribution was $0.5 million in 2004, was approximately equal with contribution in 2003. Contribution growth was hampered by our decision to de-emphasize the sale of certain high volume products due to adverse product cost and pricing issues within the market, which have since been resolved.


     General and Administrative expenses were $9.8 million in 2004, up approximately $1.0 million, or 11.7%, from $8.8 million in 2003. Increased General and Administration costs were largely the result of additional marketing expenses designed to boost patient volume at out FertilityPartner locations, as well as costs associated with new regulatory compliance requirements. As a percentage of revenue, General and Administrative expenses were 9.1% of revenues in 2004, down slightly from 9.3% in 2003.

     Interest income increased to $259,000 for the twelve months ended December 31, 2004, from $125,000 in 2003. This increase is primarily the result of to interest earned on capital investments at several FertilityPartner clinics which experienced new facility build-outs, or extensive facility expansions, in 2004. Interest expense increased to $295,000 for the year ended December 31, 2004 from $109,000 in 2003, primarily as a result of interest charges on the outstanding portion of our revolving line of credit.

     Our provision for income tax was approximately $0.8 million in 2004, and $0.7 million in 2003. We made no Federal income tax payments in either 2004, or 2003, due to the utilization of net operating losses generated in prior years. Our effective tax rate for 2004 was approximately 40.2%, which reflects a provision for both state and Federal taxes.

Off-balance Sheet Arrangements

     In December 2003, the FASB issued FASB Interpretation No. 46 (FIN 46R revised December 2003), "Consolidation of Variable Interest Entities," ("VIE's") which replaced FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIE's, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we were not involved in any unconsolidated VIE transactions.

 Liquidity and Capital Resources

     As of December 31, 2005, we had approximately $22.5 million of cash and cash equivalents on hand as compared to $11.3 million at December 31, 2004. Additionally, we had working capital of approximately $6.7 million, at December 31, 2005, an increase of $6.4 million from working capital of $0.3 million as of December 31, 2004. Our increased liquidity is partially attributed to our renewed financing agreement with Bank of America which was signed December 23, 2005, and increased our term loan outstanding by approximately $6.8 million.

     Shared Risk Refund patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles. These deposits, which represent prepayments of future revenues from patients without full insurance coverage totaled approximately $4.7 million and $2.8 million as of December 31, 2005 and 2004, respectively. These deposits are a significant source of recurring cash flow and represent interest free financing for us.

     As of December 31, 2005, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements, however, we have budgeted upcoming capital expenditures of approximately $3.0 million for 2006. These expenditures are primarily related to the expansion of our existing FertilityPartners centers. We believe that working capital and, specifically, cash and cash equivalents remain at adequate levels to fund our operations. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs for the next twelve months.

     In December 2005, we amended our existing credit facility with Bank of America. The amended facility is comprised of a $10.0 million three-year revolving line of credit and a $10.0 million 5 year term loan. As of December 31, 2005, the full $10.0 million of the term loan was outstanding with a remaining term of 5 years. Proceeds of approximately $3.2 million from the new term loan were used to repay the outstanding balance on our previous term loan with Bank of America.

     Each component of this amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 1.75% to 2.50% in the case of LIBOR-based loans. Prime based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2005, interest on both the term loan and revolving credit line were payable at a rate of approximately 6.12%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of December 31, 2005, under the revolving line of credit the full amount of $10.0 million was available, of which none was outstanding. The Bank of America credit facility is collateralized by all of our assets. As of December 31, 2005, we were in full compliance with all applicable debt covenants.

     We are also continuously reviewing our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments:

     The following summarizes our contractual obligations and other commercial commitments at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                               Payments Due by Period
                                                               ----------------------

                                      Total     Less than 1 year      1 - 3 years    4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------

Notes Payable.................    $10,000,000       $1,428,000       $ 2,858,000     $ 5,714,000    $        --
Capital lease obligations.....        147,000           72,000            75,000              --             --
Operating leases..............     45,657,000        6,324,000        14,855,000       8,206,000     16,272,000
FertilityPartners capital and
    other obligations.........        500,000          500,000                --              --             --
Total contractual cash
    obligations...............    $56,304,000       $8,324,000       $17,788,000     $13,920,000    $16,272,000

                                                      Amount of Commitment Expiration Per Period
                                                      ------------------------------------------

                                       Total      Less than 1 year    1 - 3 years   4 - 5 years      After 5 years
                                   -------------  ----------------   -------------  -------------    -------------
Lines of credit...............   $ 10,000,000       $       --       $10,000,000     $        --    $        --

     We also have commitments to provide working capital financing to our FertilityPartners locations. A significant portion of this commitment is our transactions with the medical practices themselves. Our responsibilities to the medical practices are to provide financing for their accounts receivable and to hold patient deposits on their behalf as well as undistributed physician earnings. Disbursements to the medical practices generally occur on or before the 20th business day of each month. The medical practice's repayment hierarchy consists of the following:

(i) We provide a cash credit to the practice for billings to patients and insurance companies;

(ii) We reduce the cash credit for clinic expenses that we have incurred on their behalf;

(iii) We reduce the cash credit for the base portion of our Service Fee which relates to the FertilityPartners revenues;

(iv) We reduce the cash credit for the variable portion of our Service Fee which relates to the FertilityPartners earnings; and

(v) We disburse to the medical practice the remaining cash amount which represents the physicians undistributed earnings.

     We are also responsible for the collection of the FertilityPartners accounts receivables, which we finance with full recourse. We continuously fund these needs from our cash flow from operations and the collection of the prior month's receivables. If delays in repayment are incurred, which have not as yet been encountered, we could draw on our existing working capital line of credit. We also make payments on behalf of the FertilityPartners for which we are reimbursed in the short-term. Other than these payments, as a general course, we do not make other advances to the medical practice. We have no other funding commitments to the FertilityPartners.

New Accounting Pronouncements

Share-Based Payments

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

Forward Looking Statements

     This Form 10-K contains certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to the following factors: our ability to acquire additional FertilityPartners agreements, including our ability to raise additional debt and/or equity capital to finance future growth, the loss of significant FertilityPartners agreement(s), the profitability or lack thereof at fertility centers serviced us, increases in overhead due to expansion, the exclusion of fertility and ART services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new fertility, and ART and/or genetic technologies and techniques, as well as the other risk factors set forth in Item 1A of this annual report.


 ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Our interest expense is sensitive to changes in the general level of interest rates. At December 31, 2005 we had an oustanding balance of $10,000,000 on our term loan. This borrowing has a remaining term of approximately 5 years, and bears interest at either the Prime Rate, or at LIBOR plus a margin. As of December 31, 2005, this borrowing had an interest rate of approximately 6.12%. A one percent change in interest rates would impact our pre-tax and net income by less than $10,000. As of December 31, 2005, we have not entered into any interest rate swap transactions.

ITEM 8.    Financial Statements and Supplementary Data

     See Index to Financial Statements on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure

     In the first quarter of 2005, we hired the firm of Amper, Politziner & Mattia to provide professional independent public accounting services. This change from our previous independent public accounting firm of PricewaterhouseCoopers, LLP, was the result of a competitive process directed by our Audit Committee which was designed to ensure that we receive the highest level of professional services at competitive rates. We had no disagreements with PricewaterhouseCoopers, LLP.

ITEM 9A. Controls and Procedures

     Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 31, 2005, and, based on the material weakness in our internal control over financial reporting described below, have determined that such disclosure controls and procedures were ineffective. In response to this material weakness, management performed additional analysis and other procedures to ensure that our consolidated financial statements included in this Form 10-K were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of the end of the period covered by this Form 10-K, we identified the following material weakness in our internal control over financial reporting: a lack of sufficient oversight over and the proper segregation of duties with respect to the processes of initiating, authorizing, recording and processing certain period end closing transactions, as well as the design effectiveness of related fraud detection controls at one of our FertilityPartner locations.

     We have evaluated the processes related to period end closing transactions at our other locations and have found the control weakness is isolated to the one FertilityPartner location.

     To remediate the material weakness referred to above, we are in the process of making personnel changes and changes in assigned roles and responsibilities, which we believe will correct the control weaknesses we have identified.

     Other than the changes referred to above, there has been no change in the Company's internal control over financial reporting during the fourth quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  Other Information

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2006 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11. Executive Compensation

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2006 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2006 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2006 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2006 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

                                     PART IV

ITEM 15.  Exhibits and Financial Statement Schedule

         (a)   (1)    Financial Statements.

               (2) The exhibits that are listed on the Index to Exhibits herein which are filed herewith as a management agreement or compensatory plan or arrangement are: 3.2 (d); 10.21
                      (e); 10.23 (h); and 10.24 (l).

         (b)Exhibits. The list of exhibits required to be filed with this Annual Report on Form 10-K is set forth in the Index to Exhibits herein.

                              FINANCIAL STATEMENTS

                              Item 8 and 15 (a)(1)

                                    Contents

                                                                           Page
INTEGRAMED AMERICA, INC.

        Report of Independent Registered Public Accounting Firm - 2005.... F-2
        Reports of Independent Registered Public Accounting Firm - 2004
          and 2003........................................................ F-2
        Consolidated Balance Sheets as of December 31, 2005 and 2004...... F-3
        Consolidated Statements of Operations for the years ended
           December 31, 2005, 2004 and 2003............................... F-4
        Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 2005, 2004 and 2003................... F-5
        Consolidated Statements of Cash Flows for the years ended
           December 31, 2005, 2004 and 2003............................... F-6
        Notes to Consolidated Financial Statements........................ F-7

FINANCIAL STATEMENT SCHEDULE

        Reports of Independent Registered Public Accounting Firm
           on Financial Statement Schedule II............................. S-1
        Valuation and Qualifying Accounts................................. S-2

                  Report of Independent Registered Public Accounting Firms

To the Board of Directors and Shareholders of IntegraMed America, Inc.:

In our opinion, financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IntegraMed America, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 and 15
(a) (1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 16, 2005, except for Note 3 as to which the date is March 24, 2006 and except for the effects of a stock split described in Note 12 as to which the date is March 24, 2006


To the Board of Directors and Shareholders of IntegraMed America, Inc.:

We have audited the accompanying consolidated balance sheet of IntegraMed America, Inc. as of December 31, 2005, and the related consolidated statement of operations, shareholders' equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntegraMed America, Inc., at December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in accordance with accounting principles generally accepted in the United States of America.

/s/Amper, Politziner & Mattia, P.C.

Edison, New Jersey
March 23, 2006



                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all amounts in thousands, except share amounts)


                                                                                            December 31,
                                                                                        -------------------
                                                                                           2005       2004
                                                                                        ---------   -------
                                     ASSETS
Current assets:
   Cash and cash equivalents ........................................................   $ 22,521    $ 11,300
   Pharmaceutical and other receivables, net ........................................        490       1,346
   Deferred income taxes, net .......................................................      1,080       1,950
   Prepaids and other current assets ................................................      2,768       2,043
                                                                                        --------    --------
       Total current assets .........................................................     26,859      16,639

   Fixed assets, net ................................................................     14,877      14,868
   Exclusive Service Rights and other intangibles, net ..............................     22,434      20,519
   Deferred income taxes, net .......................................................        815       1,366
   Other assets .....................................................................        590         410
                                                                                        --------    --------
       Total assets .................................................................   $ 65,575    $ 53,802
                                                                                        ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................................   $    917    $    519
   Accrued liabilities ..............................................................      8,023       7,451
   Current portion of long-term notes payable and other obligations .................      1,500       2,218
   Due to medical practices .........................................................      4,949       3,378
   Shared Risk Refund program patient deposits ......................................      4,739       2,772
                                                                                        --------    --------
       Total current liabilities ....................................................     20,128      16,338

Long-term notes payable and other obligations .......................................      8,647       3,021
                                                                                        --------    --------

Total Liabilities ...................................................................     28,775      19,359

Commitments and Contingencies

Shareholders' equity:
   Common Stock, $.01 par value - 15,000,000 shares authorized in 2005 and 2004 respectively; 5,102,627 and 4,741,467 shares issued and
     outstanding in 2005 and 2004, respectively .....................................         51          47
   Capital in excess of par .........................................................     49,747      48,456
   Deferred Compensation ............................................................       (354)       (293)
   Treasury stock, at cost - 105,768 and 52,711 shares in 2005 and 2004, respectively       (937)       (337)
   Accumulated deficit ..............................................................    (11,707)    (13,430)
                                                                                        --------    --------
       Total shareholders' equity ...................................................     36,800      34,443
                                                                                        --------    --------

       Total liabilities and shareholders' equity ...................................   $ 65,575    $ 53,802
                                                                                        ========    ========



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)

                                               For the years ended December 31,
                                              ----------------------------------
                                                 2005       2004         2003
                                              --------     -------     --------

Revenues, net
   Provider Services .....................   $ 106,310    $  87,367   $  74,971
   Consumer Services .....................      22,580       20,286      18,719
                                             ---------    ---------   ---------
        Total revenues ...................     128,890      107,653      93,690

Costs of services and sales:
   Provider Services costs ...............      94,849       77,099      65,539
   Consumer Services costs ...............      19,240       18,746      17,694
                                             ---------    ---------   ---------
      Total costs of services and sales ..     114,089       95,845      83,233
                                             ---------    ---------   ---------

Contribution
   Provider Services contribution ........      11,461       10,268       9,432
   Consumer Services contribution ........       3,340        1,540       1,025
                                             ---------    ---------   ---------
      Total contribution .................      14,801       11,808      10,457

General and administrative expenses ......      12,205        9,789       8,761
Interest income ..........................        (520)        (259)       (125)
Interest expense .........................         328          295         109
                                             ---------    ---------   ---------
   Total other expenses ..................      12,013        9,825       8,745
                                             ---------    ---------   ---------

Income before income taxes ...............       2,788        1,983       1,712
Income tax provision .....................       1,065          797         668
                                             ---------    ---------   ---------

Net income ...............................   $   1,723    $   1,186   $   1,044
                                             =========    =========   =========

Basic and diluted net earnings per share :
     Basic earnings per share ............   $    0.36    $    0.26   $    0.24
                                             =========    =========   =========
     Diluted earnings per share ..........   $    0.34    $    0.25   $    0.22
                                             =========    =========   =========

     Weighted average shares - basic .....       4,839        4,620       4,437
                                             =========    =========   =========
     Weighted average shares - diluted ...       5,003        4,831       4,662
                                             =========    =========   =========



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)


                                      Common Stock     Capital in    Accumulated  Treasury Stock    Deferred     Total
                                     Shares   Amount  Excess of Par     Deficit   Shares  Amount  Compensation  Equity
                                     ------   ------  -------------     -------   ------  ------  ------------  ------

BALANCE AT DECEMBER 31, 2002          4,360    $44       $47,172       $(15,660)     --   $   --     $   --     $31,556
Issuance of Restricted Stock Grants      75      1           417             --      --       --       (440)        (22)
Stock grant amortization                 --     --            --             --      --       --        125         125
Options and warrants exercised          172      1           146             --      --       --         --         147
Treasury Stock transactions, net         --     --           426             --      90     (426)        --          --
Net income for the year ended 12/31/2003 --     --            --          1,044      --       --         --       1,044
                                      -----     --        ------        -------      --     ----       ----      ------

BALANCE AT DECEMBER 31, 2003          4,607     46        48,161        (14,616)     90     (426)      (315)     32,850
Issuance of Restricted Stock Grants      43     --           211             --      --       --       (219)         (8)
Stock grant amortization                 --     --            --             --      --       --        241         241
Options and warrants exercised          273      2           907             --      --       --         --         909
Treasury Stock transactions, net       (182)    (1)         (823)            --     (49)      89         --        (735)
Net income for the year ended 12/31/04   --     --            --          1,186      --       --         --       1,186
                                      -----     --        ------        -------      --     ----       ----      ------

BALANCE AT DECEMBER 31, 2004          4,741     47        48,456        (13,430)     41     (337)      (293)     34,443
Issuance of Restricted Stock Grants      52      1           436             --      --       --       (451)        (14)
Stock grant amortization                 --     --            --             --      --       --        390         390
Options and warrants exercised          308      3           855             --      --       --         --         858
Treasury Stock transactions, net          2     --            --             --      65     (600)        --        (600)
Net income for the year ended 12/31/05   --     --            --          1,723      --       --         --       1,723
                                      -----     --        ------        -------      --     ----       ----      ------

BALANCE AT DECEMBER 31, 2005          5,103   $ 51       $49,747       $(11,707)    106    $(937)     $(354)    $36,800
                                      =====    ===       =======       ========     ===     ====      =====     =======



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)


                                                                        For the years ended December 31,
                                                                      -----------------------------------
                                                                        2005         2004         2003
                                                                      -------      ---------    ---------
Cash flows from operating activities:
    Net income .....................................................   $  1,723    $  1,186    $  1,044
    Adjustments to reconcile net income to
      Net cash provided by operating activities:
      Depreciation and amortization ................................      5,373       4,239       3,342
      Deferred income tax provision ................................      1,421         427         537
      Deferred compensation ........................................        390         241         125
    Changes in assets and liabilities Decrease (increase) in assets:
         Pharmaceutical and other accounts receivable ..............        856         201         108
         Prepaids and other current assets .........................       (725)      1,214        (699)
         Other assets ..............................................       (180)       (132)          1
      Increase (decrease) in liabilities:
         Accounts payable ..........................................        398        (741)       (656)
         Accrued liabilities .......................................        531       3,269      (1,172)
         Due to medical practices ..................................      1,571       4,364      (2,140)
         Shared Risk Refund program patient deposits ...............      1,967       1,149         848
                                                                       --------    --------    --------
Net cash provided by operating activities ..........................     13,325      15,417       1,338
                                                                       --------    --------    --------
Cash flows from investing activities:
    Payment for exclusive FertilityPartners service rights .........     (3,329)     (1,203)     (2,290)
    Acquisition of trademark rights ................................         --         (38)         --
    Proceeds from sale of fixed assets .............................         --          --          395
    Proceeds from sale of intangible assets ........................         --          --          136
    Purchase of fixed assets and leasehold improvements ............     (3,968)     (7,662)     (7,635)
                                                                       --------    --------    --------
Net cash used in investing activities ..............................     (7,297)     (8,903)     (9,394)
                                                                       --------    --------    --------
Cash flows from financing activities:

    Issuance of Debt ...............................................     10,000          --       8,028
    Principal repayments on debt ...................................     (5,026)     (2,213)     (1,884)
    Principal repayments under capital lease obligations ...........        (66)        (59)        (43)
    Exercise of common stock options and warrants ..................        285         173         147
                                                                       --------    --------    --------
Net cash (used in) provided by financing activities ................      5,193      (2,099)      6,248
                                                                       --------    --------    --------
Net increase (decrease) in cash and cash equivalents ...............     11,221       4,415      (1,808)
Cash and cash equivalents at beginning of period ...................     11,300       6,885       8,693
                                                                       --------    --------    --------
Cash and cash equivalents at end of period .........................   $ 22,521    $ 11,300    $  6,885
                                                                       ========    ========    ========

        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

     IntegraMed America, Inc. offers products and services to patients and providers in the fertility industry. We have developed a network comprised of twenty-six contracted fertility centers in major markets across the United States, products and services designed to support fertility center growth, products in the pharmaceutical and patient financing areas, a Shared Risk Refund program and captive insurance offerings. Eighteen affiliate fertility centers purchase discrete service packages provided by us and eight fertility centers have access to our entire portfolio of products and services under our comprehensive FertilityPartners(TM) program. All twenty-six centers have access to our consumer services, principally pharmaceutical products, our Shared Risk Refund product and patient financing products.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. We principally derive our revenues from contracts with fertility centers, fees from patients enrolling in our Shared Risk Refund program and the sale of pharmaceutical products. We do not have a controlling financial interest in any of the medical practices to which we provide services and as such do not consolidate their results.

   Financial Statement reclassifications --

     As our business grows, it is often necessary to modify the organizational structure and adopt new business concepts. These changes are reflected in the presentation of our current financial statements and, for comparative purposes, require us to reclassify information from our prior year financial statements to our current presentation. Among the prior year statements which have been reclassified to our current presentation are our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Shareholders' Equity and various supporting schedules.

   Stock split effected in the form of a stock dividend  --

     In June 2005, we issued 1,129,141 shares of Common Stock as a 30% stock split effected in the form of a stock dividend. Where applicable we have restated our capital accounts, shares outstanding, weighted average shares and earnings per share calculations for all years in these financial statements and related footnotes to reflect this transaction.

   Revenue and cost recognition --

   FertilityPartners service fees

     Under all eight of our FertilityPartner agreements, we receive as compensation for our services a three-part fee comprised of: (i) a tiered percentage of the fertility centers net revenues, (ii) reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center) and (iii) a fixed percentage of the fertility centers earnings after services fees, which may be subject to limits. All revenues from FertilityPartners contracts are recorded in the period services are rendered. Direct costs incurred by us in performing our services and costs incurred on behalf of the medical practices are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed.

     Affiliate Service Fees

     Under all eighteen of our Affiliate agreements, we receive as compensation for our services a fixed fee dependent upon the level of service provided. All revenues and costs from Affiliate contracts are recorded in the period services are rendered.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Shared Risk Refund Program

     The Shared Risk Refund program consists of a fertility treatment package that includes a fixed number of treatment cycles for one fixed price with a significant refund if the patient does not take home a baby. We receive payment directly from consumers who qualify for the program and pay contracted fertility centers a defined reimbursement for each treatment cycle performed. Partial revenue is recorded upon the initiation of treatment, with remaining revenues recorded upon patient's becoming pregnant. A reserve is maintained for potentially refundable amounts if patients do not take home a baby. This reserve is calculated based on the clinical outcomes of current and former patients enrolled in the program and had a balance of $293,000 and $171,000 as of December 31, 2005 and 2004, respectively. Expenses related to the program are recorded as incurred.

     Pharmaceutical Sales

     Revenues and related expenses from pharmaceutical sales are recorded upon shipment to customers. Prior to October 1, 2005, these revenues represented the actual sales value of the pharmaceuticals sold and we recorded cost of sales equal to the product cost. Subsequent to October 1, 2005 our revenues are comprised of marketing fees related to these pharmaceutical sales, and we not longer have a cost of sales component.

     This change in the composition of our revenues and costs was a result of a contractual change in the way we manage our pharmaceutical business. Through September 30, 2005, we marketed pharmaceutical products directly to patients throughout our network and we had contracted with ivpcare, inc., to provide certain business services related to the distribution of and accounting for these sales. Effective October 1, 2005, this agreement was terminated and replaced by a new agreement between us and ivpcare, inc. Under the terms of the new agreement, we are no longer a direct distributor of pharmaceutical products to patients as this function is being performed directly by ivpcare. Our responsibilities are limited to marketing the products for which we will be compensated. This compensation will approximate our previous contribution from those pharmaceutical sales and services, and will be shown on a "net" rather than "gross" basis. As a result, as of October 1, 2005, we no longer record pharmaceutical sales, the related cost of sales and other costs related to pharmaceutical distribution. We anticipate a significant decrease in revenues and cost of sales; however (assuming the same volume of pharmaceutical products is distributed) contribution from operations and income before income taxes, as well as net income, will be virtually unaffected by this contract change.

     Patient Financing

     A fertility treatment cycle can be an expensive process for which many patients do not have full medical insurance coverage. As a service to these patients, we can arrange financing to qualified patients of our network at rates significantly lower than credit cards and other finance companies. Our financing operations are administered by a third party vendor and loans are made to qualified patients by an independent bank or finance organization. We are not at risk for loan losses and receive a placement fee from the lender involved. Since many financing transactions are closely associated with our Shared Risk Refund program, financing revenues, which we receive and record at the time the loans are closed, are reported as part of that program.

     Use of Estimates -

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant estimates include a reserve for estimated refunds due to pregnancy loss in our Shared Risk Refund Program and the valuation allowance related to our deferred tax assets.

   Due to Medical Practices --

     Due to Medical Practices represents the net amounts owed by us to medical practices contracted as FertilityPartners. This balance is comprised of amounts due to us by the medical practices for funds which we advanced for use in financing their accounts receivable, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Exclusive Service Rights --

     Exclusive service rights represent payments we made for the right to service certain fertility centers and are valued at cost less accumulated amortization, which is provided on a straight-line basis over the service length of the contract, usually ten to twenty-five years. We periodically review our exclusive business service rights to assess recoverability; a charge would be recognized in the consolidated statement of operations if an impairment was determined to have occurred. Recoverability is determined based on undiscounted expected earnings from the related business over the remaining amortization period.

   Long Lived Assets --

   Under current accounting standards our long lived assets are subject to annual impairment testing and we may be subject to impairment losses as a result. If we record an impairment loss, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded.

   Cash and cash equivalents --

     Cash and cash equivalents primarily include all highly liquid debt instruments with original maturities of three months or less, recorded at cost, which approximates market.

   Stock based employee compensation --

     We follow Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123). Under FAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock based awards, using a fair value method.

     We account for our stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this standard, no stock option-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of FAS No. 148. Under the Prospective transition method we selected, fair value accounting is applied to all new stock grants and modifications to old grants since January 1, 2003. Disclosure of pro-forma net income and EPS is continued for any pre-adoption grants.

     The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. (000's omitted, except per share amounts). There were no stock options issued during fiscal years 2005, 2004 or 2003.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                       For the
                                                                                 twelve-month period
                                                                                 ended December 31,
                                                                          ---------------------------------
                                                                           2005          2004         2003
                                                                          -------      -------      -------

         Net Income, as reported.......................................    $1,723       $1,186       $1,044

         Add: Stock-based employee compensation expense
         included in reported net income, net of related tax
         effects.......................................................       233          144           76

         Deduct:  Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects....................      (409)        (388)        (383)
                                                                          -------       ------       ------

         Pro forma net income..........................................    $1,547       $  942       $  737
                                                                           ======       ======       ======

         Earnings per share:
              Basic-as reported........................................     $0.36        $0.26        $0.24
                                                                            =====        =====        =====
              Basic-pro forma..........................................     $0.32        $0.20        $0.17
                                                                            =====        =====        =====

              Diluted-as reported......................................     $0.34        $0.25        $0.22
                                                                            =====        =====        =====
              Diluted-pro forma........................................     $0.31        $0.20        $0.16
                                                                            =====        =====        =====


   The above stock-based employee compensation values represent the vesting of options issued prior to 2003. As no options have been issued during the reporting period, disclosures for the weighted average fair value of options granted, dividend yield, volatility, risk free rate and expected term are all either zero or not applicable.

   Concentrations of credit risk --

     Financial instruments, which potentially expose us to concentrations of credit risk consist primarily of pharmaceutical and other trade receivables which totaled $606,000 and $1,505,000 as of December 31, 2005 and 2004 respectively. Our related reserves for uncollectible accounts totaled $116,000 and $159,000 as of December 31, 2005 and 2004 respectively.

   Income taxes --

     We account for income taxes utilizing the asset and liability approach in accordance with Financial Accounting Standards No. 109, "Accounting For Income Taxes" (FAS 109). Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The income tax provision is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities. (See Note10).

   Earnings per share --

     We determine earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares, and potential common shares, outstanding during the reporting period (See Note 11).

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Fair value of financial instruments --

     The fair value of a financial instrument, such as notes payable, represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recorded at historical cost amounts. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature.

     The carrying amount of our long-term liabilities approximates the fair value of such instruments based upon our best estimate of interest rates that would be available to us for similar debt obligations with similar maturities as of December 31, 2005 and 2004.

   New accounting pronouncements --

   Share-Based Payments

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- SEGMENT INFORMATION:

     We follow the requirements contained in Statement of Financial Accounting Standards (SFAS) No.131, "Disclosures about Segments of an Enterprise and Related Information", with respect to identifying and reporting business segments. This statement requires that segment reporting reflect our organizational structure, major revenue sources, line's of responsibility and senior management's perspective of an organization. In order to better execute our business strategy and prepare for opportunities offered in the healthcare marketplace, we modified our reporting segments in 2005. We currently report two major lines of business, our Provider Services, which is comprised of our FertilityPartners and Affiliate segments, and our Consumer Services, which is comprised of our Shared Risk and Pharmaceutical segments. Our 2004 and 2003 results have also been restated to reflect our new reporting segments as follows, (dollars in thousands ):

                                                        Fertility                   Shared
                                           Corporate    Partners     Affiliates      Risk    Pharmaceutical Consolidated
                                           ---------    --------     ----------      ----    ---------------------------
For the Year ended December 31, 2005
     Revenues ..........................   $    --       $ 105,358    $     952    $   8,391    $  14,189    $ 128,890
     Cost of Services ..................        --          94,763           86        5,760       13,480      114,089
                                           ---------     ---------    ---------    ---------    ---------    ---------
     Contribution ......................        --          10,595          866        2,631          709       14,801
     Operating Margin ..................                      10.1%        91.0%        31.4%         5.0%        11.5%

     General and administrative ........      12,205          --           --           --           --         12,205
     Interest, net .....................        (192)         --           --           --           --           (192)
                                           ---------     ---------    ---------    ---------    ---------    ---------
     Income before income taxes ........   $ (12,013)    $  10,595    $     866    $   2,631    $     709    $   2,788
                                           =========     =========    =========    =========    =========    =========
     Depreciation expense included above   $     421     $   3,538    $      --    $      --    $      --    $   3,959
     Capital expenditures ..............   $     871     $   3,097    $      --    $      --    $      --    $   3,968
     Total assets ......................   $  21,934     $  41,207    $      46    $     241    $   2,147    $  65,575

For the Year ended December 31, 2004
     Revenues ..........................   $    --       $  86,080    $   1,287    $   4,548    $  15,738    $ 107,653
     Cost of Services ..................        --          76,706          393        3,557       15,189       95,845
                                           ---------     ---------    ---------    ---------    ---------    ---------
     Contribution ......................        --           9,374          894          991          549       11,808
     Operating Margin ..................                      10.9%        69.5%        21.8%         3.5%        11.0%

     General and administrative ........       9,789            --           --           --           --        9,789
     Interest, net .....................          36            --           --           --           --           36
                                           ---------     ---------    ---------    ---------    ---------    ---------
     Income before income taxes ........   $  (9,825)    $   9,374    $     894    $     991    $     549    $   1,983
                                           =========     =========    =========    =========    =========    =========
     Depreciation expense included above   $     352     $   2,660    $      --    $      --    $      --    $   3,012
     Capital expenditures ..............   $     543     $   7,119    $      --    $      --    $      --    $   7,662
     Total assets ......................   $  12,857     $  38,456    $      87    $     285    $   2,117    $  53,802

For the Year ended December 31, 2003
     Revenues ..........................   $      --     $  74,408    $     563    $   2,418    $  16,301    $  93,690
     Cost of Services ..................          --        65,479           60        1,864       15,830       83,233
                                           ---------     ---------    ---------    ---------    ---------    ---------
     Contribution ......................          --         8,929          503          554          471       10,457
     Operating Margin ..................                      12.0%        89.3%        22.9%         2.9%        11.2%

     General and administrative ........       8,761            --           --           --           --        8,761
     Interest, net .....................         (16)           --           --           --           --          (16)
                                           ---------     ---------    ---------    ---------    ---------    ---------
     Income before income taxes ........   $  (8,745)    $   8,929    $     503    $     554    $     471    $   1,712
                                           =========     =========    =========    =========    =========    =========
     Depreciation expense included above   $     317     $   1,846    $      --    $      --    $      --    $   2,163
     Capital expenditures ..............   $     440     $   7,195    $      --    $      --    $      --    $   7,635
     Total assets ......................   $   8,436     $  36,167    $      63    $     211    $   1,562    $  46,439


                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- SIGNIFICANT SERVICE CONTRACTS:
     For the years ended December 31, 2005, 2004, and 2003 the following fertility centers each individually provided greater than 10% of the Company's Revenues, net and/or contribution as follows:

                                           Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2005      2004       2003         2005      2004       2003
                                        -------   ------     ------       -------   ------     ------
     R.S.C. of Boston...............      9.6      11.3       10.4         10.8       13.4      13.9
     Fertility Centers of Illinois..     20.2      25.6       27.9         11.6       22.3      26.4
     Shady Grove Fertility Center...     21.1      21.5       20.7         21.4       24.9      25.0

NOTE 5 -- EXCLUSIVE SERVICE RIGHTS AND OTHER INTANGIBLES:

     Exclusive Service Rights and other intangibles at December 31, 2005 and 2004 consisted of the following (000's omitted):
                                                         2005         2004
                                                        ------       ------

                  Exclusive Service rights...........  $30,609      $27,280
                  Trademark rights...................       38           38
                  Less accumulated amortization......   (8,213)      (6,799)
                                                        ------      -------
                      Total..........................  $22,434      $20,519
                                                       =======      =======

     For the twelve months ended December 31, 2005 and 2004, amortization expense related to our Exclusive Service Rights totaled approximately $1.4 million and $1.2 million, respectively. We do not amortize our Trademark Rights as they have an indefinite useful life.

     Amortization expense of our Exclusive Service Rights in future years are as follows (000's omitted):

                      2006........................................... $ 1,414
                      2007...........................................   1,406
                      2008...........................................   1,398
                      2009...........................................   1,397
                      2010...........................................   1,397
                      Thereafter.....................................  15,384
                                                                      -------
                      Total payments................................. $22,396
                                                                      =======

     On January 1, 2005, we acquired the right to provide business services to Reproductive Partners Medical Group, Inc., a six physician fertility practice in the Southern California area, for $3.3 million in cash.

     On September 1, 2004, we acquired the right to provide business services to Seattle Reproductive Medicine, Inc., P.S., a four physician fertility practice in the Seattle, Washington area, for $1.2 million in cash.


NOTE 6 -- FIXED ASSETS, NET:

     Fixed assets, net at December 31, 2005 and 2004 consisted of the following (000's omitted):
                                                         2005         2004
                                                        ------       ------

    Furniture, office and computer equipment........... $8,460       $6,254
    Medical equipment..................................  4,902        4,425
    Leasehold improvements............................. 15,484       14,199
    Assets under capital leases........................    810          810
                                                       -------      -------
      Total............................................ 29,656       25,688
    Less -- Accumulated depreciation and amortization..(14,779)     (10,820)
                                                       -------      -------
                                                       $14,877      $14,868
                                                       =======      =======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our fixed assets are depreciated on a straight line basis. We generally assign useful lives of five years to assets classified as furniture, fixtures, office and medical equipment. Assets classified as computer hardware and software are generally assigned a three year useful life and leasehold improvements are depreciated over the lesser of their useful life, or the term of the lease.

     Depreciation expense on fixed assets for the years ended December 31, 2005 and 2004 was $3,959,000, and $3,012,000, respectively. Assets under capital leases primarily consist of computer and medical equipment. Accumulated amortization related specifically to capital leases at December 31, 2005 and 2004 was $674,000 and $603,000, respectively.

NOTE 7 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 2005 and 2004 consisted of the following (000's omitted):

                                                           2005         2004
                                                          ------       ------

   Accrued costs on behalf of Medical Practices.......    $2,760       $2,689
   New physician recruitment commitment...............       243           50
   Reserves for estimated Shared Risk patient refunds.       714          533
   Accrued incentives and benefits....................     2,223        1,536
   Accrued state taxes................................       109          481
   Accrued rent ......................................       755          642
   Accrued professional fees..........................       526          316
   Malpractice insurance deposits.....................        13          398
   Business insurance reserve.........................       125          114
   Other..............................................       555          692
                                                          ------       ------
   Total accrued liabilities..........................    $8,023       $7,451
                                                          ======       ======


NOTE 8 - DUE TO MEDICAL PRACTICES

     Due to Medical Practices is comprised of the net amounts owed by us to medical practices contracted as FertilityPartners. This balance is comprised of amounts due to us by the medical practices for funds which we advanced for use in financing their accounts receivable, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

     As of December 31, 2005 and December 31, 2004, Due to Medical Practices was comprised of the following balances:


                                                       2005          2004
                                                      -------       -------

       Advances to FertilityPartners..............    $(12,727)    $(12,073)
       Undistributed Physician Earnings...........       3,721        4,030
       Physician practice patient Deposits........      13,955       11,421
                                                      --------     --------
       Due to Medical Practices, net..............    $  4,949     $  3,378
                                                      ========     ========

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

      Debt at December 31, 2005 and 2004 consisted of the following (000's omitted):

                                                    2005        2004
                                                  --------    --------

  Note payable to bank ........................   $ 10,000    $  5,025
  Obligations under capital lease .............        147         214
                                                  --------    --------

  Total notes payable and other obligations ...   $ 10,147    $  5,239
  Less -- Current portion .....................     (1,500)     (2,218)
                                                  --------    --------

  Long-term notes payable and other obligations   $  8,647    $  3,021
                                                  ========    ========

Note payable to Bank --

   In December 2005, we amended our existing credit facility with Bank of America. The amended facility is comprised of a $10.0 million three-year revolving line of credit and a $10.0 million 5 year term loan. As of December 31, 2005, the full $10.0 million of the term loan was outstanding with a remaining term of 5 years. Proceeds of approximately $3.2 million from the new term loan were used to repay the outstanding balance on our previous term loan with Bank of America. No amounts were outstanding on the revolving line of credit as of December 31, 2005.

     Each component of this amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 1.75% to 2.50% in the case of LIBOR-based loans. Prime based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2005, interest on both the term loan and revolving credit line were payable at a rate of approximately 6.12%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of December 31, 2005, under the revolving line of credit the full amount of $10.0 million was available, of which none was outstanding. The Bank of America credit facility is collateralized by all of our assets. As of December 31, 2005, we were in full compliance with all applicable debt covenants.

     We consider our cash flow leverage ratio requiring that EBITDA (earnings before interest, taxes, depreciation and amortization) maintain a minimum ratio relative to our outstanding debt, to be our most restrictive debt covenant. In addition to cash flow leverage, our EBITDA measurement also forms the basis of additional covenants.

   Debt Maturities --

     At December 31, 2005, aggregate note payments, including capital lease obligation payments, in future years were as follows (000's omitted):

              2006........................................... $ 1,500
              2007...........................................   1,504
              2008...........................................   1,429
              2009...........................................   1,429
              2010...........................................   4,285
              Thereafter.....................................      --
                                                              -------

              Total payments................................. $10,147
                                                              =======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Leases --

     Our capital lease obligation relates to computer and medical equipment acquired for certain FertilityPartners.

     We maintain operating leases for our corporate headquarters and for medical office space for our FertilityPartners centers. We also have operating leases covering certain medical equipment. Aggregate rental expense under operating leases was approximately $8.0 million, $7.0 million, and $4.8 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

     At December 31, 2005, the minimum lease payments for assets under capital and non-cancelable operating leases in future years were as follows (000's omitted):
                                           Capital   Operating
                                           -------   ---------

2006 ...................................        78     6,324
2007 ...................................        77     5,651
2008 ...................................        --     4,924
2009 ...................................        --     4,280
2010 ...................................        --     4,150
Thereafter .............................        --    20,328
                                           -------   -------
Total minimum lease payments ...........   $   155   $45,657
                                                     =======
Less -- Amount representing interest ...         8
                                           -------
Present value of minimum lease payments    $   147
                                           =======

NOTE 10 -- INCOME TAXES

     The provision for income taxes consisted of:

                             For the years ended December 31,
                             --------------------------------
                               2005        2004       2003
                             -------     -------    -------
Current taxes (benefits):
  Federal ................   $  (393)    $   199    $    --
  State ..................        37         172        104
                             -------     -------    -------
    Total Current Taxes ..   $  (356)    $   371    $   104
                             -------     -------    -------

Deferred taxes (benefits):
  Federal ................   $ 1,247     $   399    $   599
  State ..................       174          27        (35)
                             -------     -------    -------
    Total Deferred Taxes .   $ 1,421     $   426    $   564
                             -------     -------    -------

Total tax provision ......   $ 1,065     $   797    $   668
                             =======     =======    =======

     The financial statement income tax provision differed from income taxes determined by applying the statutory federal income tax rate to the financial statement income before income taxes for the years ended December 31, 2005, 2004 and 2003 primarily as a result of the following (000's omitted):

                                               For the years ended December 31,
                                               -------------------------------
                                                  2005       2004       2003
                                                 ------     ------    -------

Tax expense at Federal statutory rate .......   $   948    $   683    $   582
State income taxes, net of federal tax effect       138        111         60
Non-deductible expenses .....................        60         15         34
Write-off of deferred tax assets ............       338        407         --
Other .......................................        --        (12)        (8)
Change in valuation allowance ...............      (419)      (407)        --
                                                -------    -------    -------
Income tax expense ..........................   $ 1,065    $   797    $   668
                                                =======    =======    =======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Significant components of the deferred tax assets (liabilities) at December 31, 2005 and 2004 were as follows (000's omitted):

                                                        December 31,
                                                   ---------------------
                                                     2005        2004
                                                    ------      ------
     Deferred tax assets
         Net operating loss carry forwards......   $3,299       $3,991
         Temporary book to tax differences......      756        1,203
         Other..................................      660          328
                                                   ------       ------
             Total deferred tax assets..........    4,715        5,522
                                                   ------       ------
         Deferred tax liabilities
         Depreciation and amortization..........   (1,993)      (1,019)
         Other..................................      (59)          --
                                                   ------       ------
             Total deferred tax liabilities.....   (2,052)      (1,019)
                                                   ------       ------
       Deferred tax asset.......................    2,663        4,503
       Valuation allowance......................     (768)      (1,187)
                                                   ------       ------
       Net total deferred tax asset.............   $1,895       $3,316
                                                   ======       ======

     At December 31, 2005, we had Federal net operating loss carry forwards of approximately $9.7 million, which expire in 2005 through 2019. For tax purposes, we have an annual limitation of approximately $1.5 million on the utilization of these loss carry forwards. For the years ended December 2005, 2004 and 2003, we were able to utilize net operating loss carry forwards of approximately $0.6 million, $1.5 million and $1.0 million, respectively. Valuation allowances have been recorded for net operating loss carry forwards that may expire prior to utilization due to the annual limitation or for lack of sufficient taxable income. Our Valuation Allowances were calculated based upon projected taxable income, the amount of our loss carry forwards and their expiration date, all subject to the annual limitation. As a result of the expected utilization of our net operating loss carry forwards, we anticipate that our future cash outlays for tax payments will be less than our reported tax expense.

NOTE 11 - EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2005, 2004 and 2003 is a follows (000's omitted, except for per share amounts):

                                             For the years ended December 31,
                                             --------------------------------
                                                  2005     2004     2003
                                                 ------   ------   ------
Numerator
Net Income ...................................   $1,723   $1,186   $1,044
                                                 ======   ======   ======
Denominator
Weighted average shares outstanding ..........    4,839    4,620    4,437
Effect of dilutive options and warrants ......      164      211      225
                                                 ------   ------   ------
Weighted average shares and dilutive potential
  Common shares ..............................    5,003    4,831    4,662
                                                 ======   ======   ======
Basic earnings per common share ..............   $ 0.36   $ 0.26   $ 0.24
                                                 ======   ======   ======
Diluted earnings per common share ............   $ 0.34   $ 0.25   $ 0.22
                                                 ======   ======   ======

     For the years ended December 31, 2005 and 2004, there were no outstanding options to purchase shares of common stock which were excluded from the computation of the diluted earnings per share amount as the exercise price of all outstanding options was less than the average market price of the shares of common stock. For the year ended December 31, 2003, options to purchase approximately 119,500 shares of common stock at exercise prices ranging from $5.98 to 6.15 per share were excluded in computing the diluted per share amounts as they were anti-dilutive.

     For the year ended December 31, 2005, there were no outstanding warrants to purchase shares of common stock which were excluded from the computation of the diluted earnings per share amount as the exercise price of all outstanding warrants were less than the average market price of the shares of common stock.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2004 and 2003, warrants to purchase approximately 49,600 and 105,600 shares, respectively, of common stock at exercise prices ranging from $9.00 and $6.25 to $9.00 per share, respectively, were excluded in computing the diluted per share amounts as they were anti-dilutive.

NOTE 12 -- SHAREHOLDERS' EQUITY:

     During 2005, 2004 and 2003, we issued 40,200, 33,000 and 58,345 shares, respectively, of restricted common stock as deferred compensation to several of our officers and directors for an aggregate amount of $437,000, $211,000 and $417,000 respectively. These shares were valued at their fair value on the date of grant, and are amortized to expense over their vesting period.

     During 2005 and 2004, we received 65,221 and 83,708, respectively, shares of our common stock in consideration for the exercise of common stock options on behalf of various officers and individuals. These shares were received in lieu of cash for the exercise price of the options pursuant to terms allowed under our stock option plans. As of the dates the underlying options were exercised, these shares were valued at approximately $600,000 and $688,000, respectively, and were accounted for as Treasury Stock.

      During 2005, we issued 1,129,141 shares of common stock as a 30% stock split effected in the form of a stock dividend to current holders of our stock. The issuance of these shares had no direct financial impact on our results of operations or financial position and did not alter the market capitalization of our common shares outstanding. All share and per share data have been adjusted as applicable for all periods presented to reflect this stock dividend.

     During 2004, our Board of Directors authorized the retirement of 140,116 shares of common stock held as Treasury Shares. These shares were cancelled by our transfer agent in early 2005.

During 2003, we issued 44,970 shares of common stock as Treasury Stock in conjunction with the income tax withholdings on stock awards granted to officers during the years 2003 and 2002.

     As of December 31, 2005, 2004 and 2003, warrants to purchase an aggregate of 14,561, 52,240 and 105,600, respectively, shares of common stock were outstanding at weighted average exercise prices of $6.93, $8.86 and $8.54, respectively.

NOTE 13 -- STOCK-BASED EMPLOYEE COMPENSATION:

     We currently have two active stock option plans which have been previously approved by the stockholders. Under the 1992 Stock Option Plan (the "1992 Plan") and the 2000 Stock Option Plan (the "2000 Plan"), 500,000 and 600,000 shares of common stock, respectively, were reserved for issuance of incentive and non-incentive stock options. Under the 1992 and 2000 Plans stock options may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to the our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of grant. However, the Board of Directors has the authority to accelerate the maturity of any stock option at its discretion. Under both plans, options expire three months from the date of the holder's termination of employment or twelve months in the event of disability or death.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Stock option activity, under the 1992 and 2000 Plans combined, is summarized as follows:

                                                            Number of
                                                            shares of
                                                          Common Stock
                                                            underlying     Weighted Average
                                                              options       exercise price
                                                           -----------     ----------------

     Options outstanding at December 31, 2002.............  1,108,432            $3.30
     Granted..............................................         --            $0.00
     Exercised............................................    (35,708)           $2.35
     Canceled.............................................   (248,789)           $3.96
                                                            ---------            -----
     Options outstanding at December 31, 2003.............    823,935            $3.35
     Granted..............................................         --            $0.00
     Exercised............................................   (273,138)           $3.55
     Canceled.............................................    (10,608)           $4.35
                                                            ---------            -----
     Options outstanding at December 31, 2004.............    540,189            $3.30
     Granted..............................................         --            $0.00
     Exercised............................................   (285,401)           $3.16
     Canceled.............................................     (4,448)           $4.46
                                                            ---------            -----
     Options outstanding at December 31, 2005.............    250,340            $3.46
     Options exercisable at:
          December 31, 2003...............................    693,603            $3.22
          December 31, 2004...............................    472,329            $3.17
          December 31, 2005...............................    239,134            $3.41


     Included in options that were canceled during 2005, 2004, and 2003, were forfeitures of 163, 4,592 and 77,721 with weighted average exercise prices of $4.60, $4.35 and $3.94 respectively.

     As of December 31, 2005, stock options outstanding and exercisable by price range were as follows:

                             OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
  ------------------------------------------------------------------------       ---------------------------------
                         Outstanding    Weighted-Average                         Exercisable
     Range of               as of           Remaining     Weighted-Average          as of         Weighted-Average
  Exercise Prices        12/31/2005     Contractual Life   Exercise Price         12/31/2005       Exercise Price
  ---------------        ----------     ----------------   --------------         ----------       --------------

    $0.00 - $2.50            64,838            3.9              $2.39               64,838              $2.39
    $2.51 - $4.00           116,646            3.3              $3.38              115,833              $3.38
    $4.01 - $6.00            68,856            6.2              $4.61               58,463              $4.61
                            -------            ---              -----              -------              -----
                            250,340            4.3              $3.46              239,134              $3.41
                            =======                                                =======

     We account for our stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this standard, no stock option-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2003, we adopted the fair value recognition provisions of FAS No. 148. Under the Prospective transition method we selected, fair value accounting is applied to all new stock grants and modifications to old grants since January 1, 2003. Disclosure of pro-forma net income and EPS is continued for any pre-adoption grants. No options have been granted in the years ended December 31, 2005, 2004 or 2003, as such no pro forma values have been calculated.

         During the years ended December 31, 2005, 2004 and 2003, we did issue restricted stock grants to several officers and members of the Board of Directors. For the stock grants issued during the years 2001 and 2002, shares vested at the grant date and we recognized the related compensation expense in those years. For stock grants issued during the years 2003, 2004 and 2005, shares vest over a three-year period for officers and one year for directors and compensation expense is recognized ratably over the period. Compensation expense

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized in connection with the restricted stock grants for the years ended December 31, 2005, 2004 and 2003 was $390,000, $241,000 and $125,000,
respectively.

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data 2005 and 2004 (in thousands, except per share data) appear below:

                                                                                               Diluted net
                          Revenues, net         Contribution            Net income          income per share (1)
                        -----------------    ------------------      -----------------      --------------------
                         2005       2004       2005       2004        2005       2004        2005       2004
                        ------   --------    -------    -------      ------     ------      ------     ------

First quarter........  $31,983    $25,394     $3,353     $2,475       $314        $187       $0.06      $0.03
Second quarter ......   32,217     26,893      3,595      2,771        467         320        0.09       0.06
Third quarter........   33,976     27,216      3,920      3,133        478         340        0.10       0.07
Fourth quarter.......   30,714     28,150      3,933      3,429        464         339        0.09       0.09
                      --------   --------    -------    -------     ------      ------        ----      -----
Total year .......... $128,890   $107,653    $14,801    $11,808     $1,723      $1,186       $0.34      $0.25

(1) The sum of the  quarterly  earnings  per  share  may not equal the full year
earnings  per  share  as  the   computations  of  the  weighted  average  shares
outstanding for each quarter and the full year are made independently.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES:

   Operating Leases --

     Refer to Note 9 for a summary of lease commitments.

   Reliance on Third Party Vendors --

     Our pharmaceutical sales and fertility clinics are dependent on a limited number of primary third-party vendors that produce such medications vital to treating infertility. Should any of these vendors experience a supply shortage, it may have an adverse impact on the operations of our pharmaceutical sales and network members. To date, no shortage or disruption has been experienced.

   Employment Agreements --

     We have entered into employment and change in control severance agreements with certain of our management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation. Our minimum aggregate commitment under these agreements at December 31, 2005 was approximately $2.0 million.

   Commitments to FertilityPartners --

     In accordance with the majority of our FertilityPartners agreements, we are obligated to: (i) on an ongoing basis, advance funds to the fertility centers to fund operations and provide services; and (ii) on a monthly basis, transfer to the fertility centers funds equal to the net accounts receivable generated that month to finance those receivables less any amounts owed to us for services fees and/or advances.

   Litigation --

     From time to time, we are party to legal proceedings in the ordinary course of business. None of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Insurance --

     As of December 31, 2005 and December 31, 2004, we and our affiliated fertility centers were insured with respect to medical malpractice risks on a claims made basis. Effective January 1, 2005, we had assisted in the organization of, and obtained a minority equity interest in, an offshore captive insurance company designed to offer malpractice insurance to members of our network. The majority of the equity of the captive insurance company is owned by physician practices, which are members of our network. Beginning January 1, 2005, this captive insurance company began providing the majority of the malpractice insurance coverage to FertilityPartner members of our network. We believe, either through this captive insurance company, or on the open market, we will be able to obtain renewal coverage in the future. We are not aware of any claims against us or our affiliated medical practices, which would expose us, or our affiliated medical practices to liabilities in excess of insured amounts. Therefore, none of these claims is expected to have a material impact on our financial position, results of operations or cash flows.

     As of December 31, 2005, and December 31, 2004, we also carried policies to insure against liability, theft, property loss, business interruption and a variety of other business risks. We also maintain an appropriate insurance reserve to cover estimated deductible amounts should a claim be filed under our policies.

NOTE 16 -- RELATED PARTY TRANSACTIONS:

     SDL Consultants, a company owned by Sarason D. Liebler, who became a member of our Board of Directors in August, 1994, rendered consulting services to us during 2005, 2004 and 2003 for aggregate fees of approximately $83,000, $96,000, and $83,000, respectively.

     In accordance with our FertilityPartners agreement with Shady Grove, Michael J. Levy, M.D., an employed shareholder physician of the P.C., became a member of our Board of Directors in March 1998. In 2004, Dr. Levy became an advisory director and was no longer a voting member of the Board of Directors. The medical practice at Shady Grove paid us service fees of $3,603,000, $3,214,000 and $2,909,000 in 2005, 2004 and 2003, respectively.

     In accordance with our FertilityPartners agreement with FCI (the Illinois practice), Aaron Lifchez, M.D., an employed shareholder physician of FCI, became a member of our Board of Directors in August 1997. In 2004, Dr. Lifchez became an advisory director and was no longer a voting member of the Board of Directors. The medical practice FCI paid us service fees of $2,200,000, $3,074,000 and $3,215,000 in 2005, 2004 and 2003, respectively.

NOTE 17 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND
              NON-CASH TRANSACTIONS:

     During the year ended December 31, 2005, we incurred a non-cash charge of approximately $41,000 related to the voluntary withholding of stock grants to various officers in order to satisfy certain tax requirements.

     Income tax payments of $165,000, $46,000, and $117,000 were paid in the years ended December 31, 2005, 2004 and 2003, respectively.

     Interest paid in cash during the years ended December 31, 2005, 2004 and 2003, amounted to $328,000, $295,000, and $109,000, respectively. Interest income received during the years ended December 31, 2005, 2004 and 2003 amounted to approximately $520,000, $259,000, and $125,000, respectively.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS ON
                          FINANCIAL STATEMENT SCHEDULE



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

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
February 16, 2005






To the Board of Directors and Shareholders of IntegraMed America, Inc.:

     Our audit of the consolidated financial statements referred to in our report dated February 13, 2006 appearing in the 2005 Annual Report to Shareholders of IntegraMed America, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 8 and 15 (a) (1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/Amper, Politziner & Mattia

Edison, New Jersey
March 23, 2006

                                                                   SCHEDULE II


                            INTEGRAMED AMERICA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended December 31, 2005, 2004, 2003


                                                            Additions-
                                             Balance at     Charged to                    Balance at
                                             Beginning      Costs and                      End of
                                             of Period      Expenses      Deductions       Period
                                             ---------      --------      ----------       ------

Year Ended December 31, 2005
   Allowance for doubtful accounts receivable   $  159       $   45        $   88         $  116
   Shared Risk Pregnancy Loss Reserve .......      171          137            15            293
   Deferred Tax Valuation Allowance .........    1,187           --           419            768

Year Ended December 31, 2004
   Allowance for doubtful accounts receivable   $  215      $  (44)        $   12         $  159
   Shared Risk Pregnancy Loss Reserve .......      114          63              6            171
   Deferred Tax Valuation Allowance .........    1,594          --            407          1,187

Year Ended December 31, 2003
   Allowance for doubtful accounts receivable   $  136      $   86         $    7         $  215
   Shared Risk Pregnancy Loss Reserve .......       72         114             72            114
   Deferred Tax Valuation Allowance .........    1,594          --             --          1,594


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INTEGRAMED AMERICA, INC.

Dated: March 30, 2006

                              By/s/JOHN W. HLYWAK, JR.
                                ----------------------
                                   John W. Hlywak, Jr.
                                   Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                     Title                       Date
              ---------                     -----                       ----

/s/   JAY HIGHAM
      Jay Higham                 President and Chief Executive Officer
                                 and Director
                                 (Principal Executive Officer)    March 30, 2006

/s/   JOHN W. HLYWAK, JR
--------------------------------
      John W. Hlywak, Jr.        Executive Vice President
                                 and Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)              March 30, 2006

/s/   GERARDO CANET
--------------------------------
      Gerardo Canet              Director                         March 30, 2006

/s/   SARASON D. LIEBLER
--------------------------------
      Sarason D. Liebler         Director                         March 30, 2006

/s/   WAYNE R. MOON
--------------------------------
      Wayne R. Moon              Director                         March 30, 2006

/s/   LAWRENCE J. STUESSER
--------------------------------
      Lawrence J. Stuesser       Director                         March 30, 2006

/s/   ELIZABETH E. TALLETT
--------------------------------
      Elizabeth E. Tallett       Director                         March 30, 2006

/s/   YVONNE S. THORNTON, M.D.
      Yvonne S. Thornton, M.D.   Director                         March 30, 2006

                               INDEX TO EXHIBITS

                                   Item 14(c)


Exhibit
Number                               Exhibit
------                               -------

3.1 (f)    --   Restated  Certificate of  Incorporation  of IntegraMed  America,
                Inc.  filed  as  exhibit  with   identical   exhibit  number  to
                Registrant's  Report on Form 10-Q for the period  ended June 30,
                2004.

3.2 (d)    --   Copy of By-laws of  Registrant  (as Amended on January 24, 2006)
                filed as exhibit with identical  exhibit number to  Registrant's
                Annual Report on Form 10-K for the year ended December 31, 2005.

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

10.9 (a)   --   Letter  amendment  effective  June  9,  2005  to  Gerardo  Canet
                Employment Agreement filed as exhibit with identical exhibit number to Registrant's Report on Form 8-K dated June 9, 2005.

10.12 (a)  --   Employment  Agreement between IntegraMed  America,  Inc. and Jay
                Higham filed as Exhibit with  identical  number to  Registrant's
                Quarterly Report on Form 10-Q for the period ended September 30,
                2005.

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

Exhibit
Number                               Exhibit
------                               -------

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

Exhibit
Number                               Exhibit
------                               -------

10.21 (b) --    Amendment  No.  7 to  Management  Agreement  between  IntegraMed
                America,  Inc. and  Fertility  Centers of Illinois,  P.C.  dated
                April 1, 2000. filed as Exhibit with identical exhibit number to Registrant's Quarterly Report on Form 10-Q for the period ended
                June 30, 2000.

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

                Amendment No. 9 to Service Agreement between IntegraMed America, Inc. and Fertility Centers of Illinois, S.C.

10.21 (e)  --   Amendment  No.  10  to  Service  Agreement  between   IntegraMed
                America,  Inc. and  Fertility  Centers of Illinois,  S.C.  dated
                January 1, 2005 filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended
                December 31, 2005.

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

10.23 (g)  --   Amendment No. 7 to Service Agreement between IntegraMed America,
                Inc. and Shady Grove Reproductive Science Center, P.C.

Exhibit
Number                               Exhibit
------                               -------

10.23 (h)  --   Amendment No. 8 to Service Agreement between IntegraMed America,
                Inc. and Shady Grove  Reproductive  Science  Center,  P.C. dated
                February 16, 2006 filed as Exhibit with identical number to Registrant's Annual Report on Form 10-K for the year ended
                December 31, 2005.

10.24      --   Commitment letter with Fleet Bank, National Association filed as
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

10.24 (j)  --   Third  Amendment to Amended and Restated  Loan  Agreement  dated
                November 14, 2003

10.24 (k)  --   Fourth  Amendment  and  Waiver  to  Amended  and  Restated  Loan
                Agreement between  IntegraMed  America,  Inc. and Fleet National
                Bank, a Bank of America Company dated as of March 21, 2005 filed
                as  Exhibit  with  identical   exhibit  number  to  Registrant's
                Quarterly  Report on Form 10-Q for the  period  ended  March 31,
                2005.

Exhibit
Number                               Exhibit
------                               -------

10.24 (l)  --   Fifth  Amendment to Amended and Restated Loan Agreement  between
                IntegraMed America, Inc. and Bank of America, N.A., successor by merger to Fleet National Bank dated December 23, 2005 and filed as Exhibit with identical exhibit number to Registrant's Annual
                Report on Form 10-K for the year ended December 31, 2005.

10.25 (a)  --   Termination  and  Settlement  Agreement by and among  IntegraMed
                America,  Inc.,  ivpcare,  inc.  and  IntegraMed  Pharmaceutical
                Services, Inc. filed as Exhibit with identical number to Registrant's Form 8-K dated October 31, 2005.

10.25 (b)  --   Agreement  between ivpcare,  inc. and IntegraMed  America,  Inc.
                filed as Exhibit with identical number to Registrant's Form 8-K dated October 31, 2005.

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

10.27      --   Form of  Indemnification  Agreement  dated June 1, 2000  between
                IntegraMed  America,  Inc. and M. Fazle  Husain,  Michale  Levy,
                M.D.,  Aaron Lifchez,  M.D.,  Sarason  Liebler,  Larry Stuesser,
                Elizabeth  E.  Tallett,  Gerardo  Caned,  Peter  Cucchiara,  Jay
                Higham,  John Hlywak,  Jr., Claude E. White, and Donald S. Wood,
                Ph.D.  filed  as  Exhibit  with  identical   exhibit  number  to
                Registrant's  Quarterly Report on Form 10-Q for the period ended
                June 30, 2000.

10.28      --   Service Agreement between IntegraMed America, Inc. and Northwest
                Center for  Infertility  and  Reproductive  Endocrinology  dated
                April 26, 2002 filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended
                March 31, 2002.

10.28 (a)  --   Amendment No. 1 to Service Agreement between IntegraMed America,
                Inc.  and  Northwest  Center for  Infertility  and  Reproductive
                Endocrinology   dated  June  14,  2002  filed  as  Exhibit  with
                identical number to Registrant's Quarterly Report on form 10Q for the period ended September 30, 2002.

10.28 (b)  -- Amendment No. 2 to Service Agreement between IntegraMed
               America, Inc. and Northwest Center for Infertility and Reproductive Endocrinology dated November 1, 2002 filed as exhibit with identical exhibit number to Registrant's Report on Form 10-K for the year ended December 31, 2002.

10.28 (c)  --   Amendment No. 3 to Service Agreement between IntegraMed America,
                Inc.  and  Northwest  Center for  Infertility  and  Reproductive
                Endocrinology.

10.29      --   Copy of Registrant's  2000 Long-Term  Compensation Plan filed as
                Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

10.29 (a)  --   IntegraMed America,  Inc. Incentive Stock Option Agreement filed as  Exhibit  with  identical  number to  Registrant's  Quarterly
                Report on Form 10-Q for the period ended June 30, 2005.

10.29 (b)  --   IntegraMed  America,  Inc.  Non-Qualified Stock Option Agreement
                filed as Exhibit with identical number to Registrant's Quarterly
                Report on Form 10-Q for the period ended June 30, 2005.

10.30      --   Service   Agreement   between   IntegraMed   America,   Inc  and
                Reproductive  Endocrine  Associates of Charlotte,  P.C. filed as
                Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended September 31, 2003.

Exhibit
Number                               Exhibit
------                               -------

10.31      --   Service Agreement between IntegraMed  America,  Inc. and Seattle
                Reproductive   Medicine,   Inc.,  P.S.  filed  as  exhibit  with
                identical exhibit number to Registrant's Report on Form 10-Q for the period ended March 31, 2004.

10.32      --   Submanagement   Agreement   dated   January   1,  2005   between
                Reproductive Partners Inc. and IntegraMed America, Inc. filed as
                Exhibit with identical number to registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2005.

10.32 (a)  --   Submanagement   Agreement   dated   January   1,  2005   between
                Reproductive Partners Inc. and IntegraMed America, Inc. filed as
                Exhibit with identical number to registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2005.

14.1       --   Code of Ethics filed as Exhibit with identical exhibit number to
                Registrant's  Statement on Form 10-K for the year ended December
                31, 2003.

21         --   List of Subsidiaries

23.1       --   Consent of PricewaterhouseCoopers LLP

23.2       --   Consent of Amper, Politziner & Mattia, P.C.

31.1       --   CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                March 30, 2006.

31.2       --   CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                March 30, 2006.

32.1       --   CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                March 30, 2006.

32.2       --   CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                March 30, 2006.