Form 10-Q
period 2006-03-31
INTEGRAMED AMERICA INC
filed 2006-05-12
CIK 885988

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

                  For the quarterly period ended March 31, 2006

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ______

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer Accelerated Filer _____ Non-Accelerated Filer_X__.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ____  No __X__


         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 28, 2006 was 5,127,300.

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

    Item 1.    Financial Statements (unaudited)

                  Consolidated Balance Sheets at March 31, 2006 and
                   December 31, 2005......................................... 3

                  Consolidated Statements of Income for the three-month periods ended March 31, 2006 and 2005 ..........................  4

                  Consolidated Statements of Shareholders' Equity for the
                     three-month period ended March 31, 2006.  .............. 5

                  Consolidated Statements of Cash Flows for the three-month
                     periods ended March 31, 2006 and 2005 ................... 6

                  Notes to Consolidated Financial Statements ................7-9

    Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................10-15

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....16

    Item 4.    Controls and Procedures........................................16


PART II -      OTHER INFORMATION

    Item 1.    Legal Proceedings..............................................17

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....17

    Item 3.    Defaults upon Senior Securities................................17

    Item 4.    Submission of Matters to a Vote of Security Holders............17

    Item 5.    Other Information..............................................17

    Item 6.    Exhibits ......................................................17


SIGNATURES              ......................................................18

CERTIFICATIONS PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002.......................................EXHIBITS


CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002.......................................EXHIBITS

PART I -- FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all dollars in thousands, except share amounts)

                                     ASSETS
                                                                                  March 31,   December 31,
                                                                                 ----------   ------------
                                                                                    2006         2005
                                                                                 ----------   ------------
                                                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $ 19,917    $ 22,521
   Pharmaceutical and other receivables, net ...................................        875         490
   Deferred income taxes, net ..................................................        976       1,080
   Prepaids and other current assets ...........................................      4,289       2,768
                                                                                   --------    --------
       Total current assets ....................................................     26,057      26,859

   Fixed assets, net ...........................................................     14,513      14,877
   Exclusive Service Rights and other intangibles, net .........................     22,080      22,434
   Deferred income taxes, net ..................................................        703         815
   Other assets ................................................................        651         590
                                                                                   --------    --------
       Total assets ............................................................   $ 64,004    $ 65,575
                                                                                   ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................   $    623    $    917
   Accrued liabilities .........................................................      6,989       8,023
   Current portion of long-term notes payable and other obligations ............      1,501       1,500
   Due to medical practices ....................................................      3,984       4,949
   Shared Risk Refund program patient deposits .................................      5,009       4,739
                                                                                   --------    --------
       Total current liabilities ...............................................     18,106      20,128

Long-term notes payable and other obligations ..................................      8,271       8,647
                                                                                   --------    --------

Total Liabilities ..............................................................     26,377      28,775

Commitments and Contingencies

Shareholders' equity:
   Common Stock, $.01 par value - 15,000,000 shares authorized; 5,127,300 and
      5,102,627 shares issued and
     outstanding in 2006 and 2005, respectively ................................         51          51
   Capital in excess of par ....................................................     49,465      49,747
   Deferred Compensation .......................................................       (658)       (354)
   Treasury stock, at cost - 0 and 105,768 shares in 2006 and 2005, respectively       --          (937)
   Accumulated deficit .........................................................    (11,231)    (11,707)
                                                                                   --------    --------
       Total shareholders' equity ..............................................     37,627      36,800
                                                                                   --------    --------

       Total liabilities and shareholders' equity ..............................   $ 64,004    $ 65,575
                                                                                   ========    ========



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                   For the
                                               three-month period
                                                 ended March 31,
                                              -------------------
                                              2006         2005
                                              ----         ----
                                                 (unaudited)

Revenues, net
   Provider Services ....................   $ 27,796    $ 25,734
   Consumer Services ....................      2,658       6,249
                                            --------    --------
       Total revenues ...................     30,454      31,983

Costs of revenues:
   Provider Services costs ..............     25,032      23,019
   Consumer Services costs ..............      1,640       5,611
                                            --------    --------
       Total costs of revenues ..........     26,672      28,630
                                            --------    --------

Contribution
   Provider Services contribution .......      2,764       2,715
   Consumer Services contribution .......      1,018         638
                                            --------    --------
       Total contribution ...............      3,782       3,353

General and administrative expenses .....      3,052       2,834
Interest income .........................       (221)       (100)
Interest expense ........................        159          97
                                            --------    --------
       Total other expenses .............      2,990       2,831
                                            --------    --------

Income before income taxes ..............        792         522
Income tax provision ....................        316         208
                                            --------    --------

Net income ..............................   $    476    $    314
                                            ========    ========

Basic and diluted net earnings per share:
   Basic earnings per share .............   $   0.09    $   0.07
                                            ========    ========
   Diluted earnings per share ...........   $   0.09    $   0.06
                                            ========    ========

   Weighted average shares - basic ......      5,201       4,740
                                            ========    ========
   Weighted average shares - diluted ....      5,303       5,010
                                            ========    ========


        See accompanying notes to the consolidated financial statements.



                                                  INTEGRAMED AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 (all amounts in thousands)
                                                         (unaudited)


                                           Common Stock     Capital in      Deferred    Treasury Stock   Accumulated  Total
                                          Shares   Amount  Excess of Par  Compensation  Shares   Amount    Deficit   Equity
                                          ------   ------  -------------  ------------  ------   ------   ---------  ------


BALANCE AT DECEMBER 31, 2005              5,103     $ 51    $49,747          $(354)       106    $(937)  $(11,707)   $36,800

Restricted Stock Grant                       32       --        400           (400)        --       --         --         --
Stock grant amortization                     --       --         --             96         --       --         --         96
Options and warrants exercised              108        1        315             --         10     (121)        --        195
Stock Option expense                         --       --         60             --         --       --         --         60
Cancellation of Treasury Stock             (116)      (1)    (1,057)            --       (116)   1,058         --         --
Net income for the quarter ended 03/31/06    --       --         --             --         --       --        476        476
                                          -----     ----    -------          -----      -----    -----   --------    -------

BALANCE AT MARCH 31, 2006                 5,127     $ 51    $49,465          $(658)        --    $  --   $(11,231)   $37,627
                                          =====     ====    =======          =====      =====    =====   ========    =======




        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)


                                                                              For the
                                                                        three-month period
                                                                           ended March 31,
                                                                        -------------------
                                                                          2006        2005
                                                                        -------      ------

Cash flows from operating activities:
    Net income .....................................................   $    476    $    314
    Adjustments to reconcile net income to
    Net cash provided by (used in) operating activities:
      Depreciation and amortization ................................      1,401       1,298
      Deferred income tax provision ................................        216         127
      Stock-based compensation .....................................         96          60
    Changes in assets and liabilities Decrease (increase) in assets:
         Pharmaceutical and other accounts receivable ..............       (385)       (205)
         Prepaids and other current assets .........................     (1,521)     (1,807)
         Other assets ..............................................        (61)       (117)
      Increase (decrease) in liabilities:
         Accounts payable ..........................................       (294)        263
         Accrued liabilities .......................................       (974)       (171)
         Due to medical practices ..................................       (965)     (1,255)
         Shared Risk Refund program patient deposits ...............        270       1,045
                                                                       --------    --------
Net cash provided by (used in) operating activities ................     (1,741)       (448)

Cash flows from investing activities:
    Payment for exclusive FertilityPartners service rights .........       --        (3,325)
    Purchase of fixed assets and leasehold improvements ............       (683)     (2,078)
                                                                       --------    --------
Net cash provided by (used in) investing activities ................       (683)     (5,403)

Cash flows from financing activities:
    Principal repayments on debt ...................................       (357)       (287)
    Principal repayments under capital lease obligations ...........        (18)        (16)
    Exercise of common stock options and warrants ..................        195         187
                                                                       --------    --------
Net cash provided by (used in) financing activities ................       (180)       (116)

Net increase (decrease) in cash and cash equivalents ...............     (2,604)     (5,967)
Cash and cash equivalents at beginning of period ...................     22,521      11,300
                                                                       --------    --------
Cash and cash equivalents at end of period .........................   $ 19,917    $  5,333
                                                                       ========    ========

Supplemental Information:
     Interest paid .................................................   $    282    $    228
     Income taxes paid .............................................   $    969    $     75



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2006, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America's Annual Report on Form 10-K for the year ended December 31, 2005.

     Certain amounts from our March 31, 2005 presentations have been reclassified to conform with our current 2006 presentation.

NOTE 2 -- COMMON SHARES OUTSTANDING:

   All common share numbers reported herein reflect the 30% Stock Split effected in the form of a Dividend declared by the Board of Directors on May 23, 2005 and paid to shareholders on June 22, 2005.

NOTE 3 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month periods ended March 31, 2006 and 2005 is as follows (000's omitted, except for per share amounts):

                                                     For the
                                               three-month period
                                                  ended March 31,
                                               -------------------
                                                 2006      2005
                                                ------    ------

Numerator
Net Income ...................................   $  476   $  314
                                                 ======   ======

Denominator
Weighted average shares outstanding (basic) ..    5,201    4,740
Effect of dilutive options and warrants ......      102      270
                                                 ------   ------
Weighted average shares and dilutive potential
     Common shares (diluted) .................    5,303    5,010
                                                 ======   ======
Basic EPS ....................................   $ 0.09   $ 0.07
                                                 ======   ======
Diluted EPS ..................................   $ 0.09   $ 0.06
                                                 ======   ======

     For the three-month periods ended March 31, 2006 and 2005, there were no outstanding options or warrants to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of all outstanding options and warrants was less than the average market price of the shares of Common Stock.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)


NOTE 4 -- SEGMENT INFORMATION:

     We follow the requirements contained in Statement of Financial Accounting Standards (SFAS) No.131, "Disclosures about Segments of an Enterprise and Related Information," with respect to identifying and reporting business segments. This statement requires that segment reporting reflect our organizational structure, major revenue sources, lines of responsibility and senior management's perspective of an organization. In order to better execute our business strategy and prepare for opportunities offered in the healthcare marketplace, we modified our reporting segments in 2005. We currently report two major lines of business, our Provider Services, which is comprised of our FertilityPartners and Affiliate segments, and our Consumer Services, which is comprised of our Shared Risk and Pharmaceutical segments.

                                                                 Providers                 Consumers
                                                          ---------------------      ----------------------
                                                          Fertility                  Shared
                                               Corporate  Partners    Affiliates      Risk    Pharmaceutical     Consolidated
                                               ---------  ---------   ----------     ------   --------------     ------------
For the three months ended March 31, 2006
     Revenues.............................     $    --      $27,517       $279       $2,505        $  153          $30,454
     Cost of Services.....................          --       25,031          1        1,640            --           26,672
                                               -------      -------       ----       ------         -----           ------
     Contribution.........................         ---        2,486        278          865           153            3,782
     Operating Margin.....................          --          9.0%      99.6%        34.5%        100.0%            12.4%

     General and administrative...........       3,052           --         --           --            --            3,052
     Interest, net........................         (62)          --         --           --            --              (62)
                                               -------      -------       ----       ------         -----           ------
     Income before income taxes...........      (2,990)       2,486        278          865           153              792

     Depreciation expense included above..     $   139      $   908       $ --       $   --        $   --          $ 1,047
     Capital expenditures.................     $   174      $   509       $ --       $   --        $   --          $   683
     Total assets.........................     $21,633      $41,219       $ 90       $  523        $  539          $64,004

For the three months ended March 31, 2005
     Revenues.............................     $    --      $25,487       $247       $1,510        $4,739          $31,983
     Cost of Services.....................          --       22,967         52        1,060         4,551           28,630
                                               -------      -------       ----       ------         -----           ------
     Contribution.........................          --        2,520        195          450           188            3,353
     Operating Margin.....................          --          9.9%      78.9%        29.8%         4.0%             10.5%

     General and administrative...........       2,834           --         --           --            --            2,834
     Interest, net........................          (3)          --         --           --            --               (3)
                                               -------      -------       ----       ------         -----           ------
     Income before income taxes...........      (2,831)       2,520        195          450           188              522

     Depreciation expense included above..     $    92      $   853       $ --       $   --        $   --          $   945
     Capital expenditures.................     $   264      $ 1,814       $ --       $   --        $   --          $ 2,078
     Total assets.........................     $ 6,894      $44,874       $ 82       $  486        $1,606          $53,942

As of December 31, 2005
     Total assets.........................     $21,934      $41,207       $ 46       $  241        $2,147          $65,575

NOTE 5 - DUE TO MEDICAL PRACTICES

     Due to Medical Practices is comprised of the net amounts owed by us to medical practices contracted as FertilityPartners. This balance is comprised of amounts due to us by the medical practices for funds, which we advanced for use in financing their accounts receivable, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

     As of March 31, 2006 and December 31, 2005, Due to Medical Practices was comprised of the following balances:

                                        2005        2004
                                      --------    --------

Advances to FertilityPartners .....   $(13,529)   $(12,727)
Undistributed Physician Earnings ..      2,534       3,721
Physician practice patient Deposits     14,979      13,955
                                      --------    --------
Due to Medical Practices, net .....   $  3,984    $  4,949
                                      ========    ========



NOTE 6 -- STOCK-BASED EMPLOYEE COMPENSATION:

     As of March 31, 2006, we had two stock-based employee compensation plans, which are described more fully in Note 13 of the financial statements in our most recent Annual Report on Form 10-K.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". In 2005, we used APB Opinion No. 25 to account for the value of stock options granted to employees. Effective January 1, 2006, we adopted SFAS No. 123(R). In the first quarter of 2006, the adoption of SFAS No. 123(R) resulted in a charge to earnings of $60,000 for the value of outstanding stock options issued in prior years. As of March, 31, 2006, we also had approximately $27,000 of unrecognized compensation cost related to non-vested stock options which had been previously granted under our plans. That cost is expected to be recognized during the second quarter of 2006. This expected cost does not include the impact of any future stock-based compensation awards.

     We also issue restricted stock grants to several officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers vests over a period of three years. Our General and Administrative expense includes compensation costs recognized in connection with these restricted stock grants of $96,000 and $84,000 for the three month periods ended March 31, 2006 and March 31, 2005 respectively.


NOTE 7 -- LITIGATION

     From time to time, we are party to legal proceedings in the ordinary course of business. As of March 31, 2006, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

NOTE 8 -- RECENT ACCOUNTING STANDARDS

     We disclose our critical accounting policies in our Form 10-K filed with the Securities and Exchange Commission. Since our most recent Form 10-K filing on December 31, 2005, none of those policies has changed, nor has any been added. At this time, there are no recently issued accounting standards which are expected to have a material impact on us.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with IntegraMed America Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

     IntegraMed America, Inc. offers products and services to patients and providers in the fertility industry. We have developed a network comprised of twenty-seven contracted fertility centers in major markets across the United States, products and services designed to support fertility center growth, products in the pharmaceutical and patient financing areas, and captive insurance offerings. Nineteen affiliate fertility centers purchase discrete service packages provided by us and have the right to distribute our consumer products, and eight fertility centers have access to our entire portfolio of products and services under our comprehensive FertilityPartners(TM) program. All twenty-seven centers have access to our consumer services, principally pharmaceutical products, and patient financing products.

     The business strategy of our Provider Services segment is to leverage our deep expertise and commitment to improved fertility center performance by providing the best value-specific offerings and an overall long term relationship. The business strategy of our Consumer Segment is to provide products and services that make obtaining high quality care easier and more affordable. The primary elements of our strategy include: (i) expanding our network of fertility centers to the top 50 markets in the United States; (ii) ;
(iii) increasing revenues and profits at contracted fertility centers;; and,
(iv) increasing sales of pharmaceutical and treatment financing products to fertility patients.

Major events impacting financial condition and results of operations

     In December 2005, we amended our existing credit agreement with Bank of America. The amended agreement is comprised of a renewal and increase in our three-year revolving credit line to $10 million, and a new $10 million five-year term loan, of which approximately $3.2 million was used to retire the outstanding balance on our previous term loan. We believe that these credit facilities will be sufficient to fund our current operational, capital investment and acquisition plans.

     Through September 30, 2005, we marketed pharmaceutical products directly to patients throughout our network and we had contracted with ivpcare, inc. to provide certain business services related to the distribution of and accounting for these sales. Effective October 1, 2005, this agreement was terminated and replaced by a new agreement between us and ivpcare, inc. Under the terms of the new agreement, we are no longer a direct distributor of pharmaceutical products to patients, as this function is being performed directly by ivpcare. Our responsibilities are limited to marketing the products for which we will be compensated. This compensation will approximate our previous contribution from those pharmaceutical sales and services, and will be shown on a "net" rather than "gross" basis. As a result, as of October 1, 2005, we no longer record pharmaceutical sales, the related cost of sales and other costs related to pharmaceutical distribution. We anticipate significant decreases in revenues and cost of sales; however (assuming the same volume of pharmaceutical products is distributed) contribution from operations and income before income taxes, as well as net income, will be virtually unaffected by this contract change.

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

     Effective January 1, 2005, we signed a FertilityPartners agreement to supply a complete range of business, marketing and facility services to the Reproductive Partners Medical Group, Inc. or RPMG, a fertility practice comprised of six physicians in the Southern California market. Under the terms of this 25-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of RPMG's earnings. We also committed up to $0.5 million to fund any necessary capital needs of the practice.


     Effective January 1, 2005, the Company became a minority equity investor in the Assisted Reproductive Technology Insurance Company, LTD, ("ARTIC"). ARTIC is incorporated as an off-shore captive insurance company designed to offer malpractice insurance to physicians and related facilities within the IntegraMed network. IntegraMed's equity investment of $50,000 represents a 10% ownership stake, which is accounted for on the equity basis. The remaining equity of ARTIC is owned by participating physician groups. IntegraMed has agreed to provide certain administrative and risk management related services to ARTIC for a predetermined fee.


Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the quarters ended March 31, 2006 and 2005:

                                                     For the
                                               three-month period
                                                 ended March 31,
                                              -------------------
                                                2006      2005
                                               ------    ------
Revenues, net:
  Provider services ......................      91.3%     80.5%
  Consumer services ......................       8.7%     19.5%
                                               -----     -----
    Total revenues .......................     100.0%    100.0%

Costs of services incurred:
  Provider services ......................      82.2%     72.0%
  Consumer services ......................       5.4%     17.5%
                                                -----     -----
   Total costs of service ................      87.6%     89.5%

Contribution:
  Provider services ......................       9.1%      8.5%
  Consumer services ......................       3.3%      2.0%
                                                -----     -----
   Total contribution ....................      12.4%     10.5%


General and administrative expenses ......      10.0%      8.9%
Interest income ..........................      (0.7)%    (0.3)%
Interest expense .........................       0.5%      0.3%
                                                -----     -----
   Total other expenses ..................       9.8%      8.9%

Income from operations before income taxes       2.6%      1.6%
Income tax provision .....................       1.0%      0.6%
                                                -----     -----
Net income ...............................       1.6%      1.0%


Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

       Our revenues decreased by $1.5 million, or 4.8%, to $30.5 million for the three months ended March 31, 2006, as compared to $32.0 million for the same period in 2005. The first quarter of 2005 included pharmaceutical distribution revenue of $4.7 million, which due to a contract amendment as discussed above, reduced our pharmaceutical revenue but did not reduce our contribution from pharmaceutical sales. Other significant factors affecting our reported revenues were as follows:

(i) Provider Services -

              Revenues from our Provider Services unit, comprised primarily of our FertilityPartners centers, Affiliate members and ARTIC services, increased by $2.1 million, or 8.0% from the same quarter in the prior year. Approximately $1.7 million of this increase was the result of internal growth within our eight FertilityPartner locations and is largely attributable to consumer marketing campaigns initiated in the fourth quarter of 2005.

              Revenues from our Affiliate clinics increased approximately $0.4 million in the first quarter of 2006 relative to the first quarter of 2005, reflecting both our growing network of affiliated fertility clinics, which increased from seventeen clinics as of March 31, 2005 to nineteen clinics as of March 31, 2006, and our ability to increase sales penetration at these clinics.

(ii) Consumer Services -

              Our Shared Risk Refund program continued to see significant double-digit year-to-year growth with first quarter 2006 revenues of $2.5 million, an increase of $1.0 million, or 66%, above 2005 revenues of $1.5 million for the same period. We believe that this program will show continued growth and are working to increase the acceptance and sales penetration of this product to targeted FertilityPartner and Affiliates locations within our network.

              Pharmaceutical revenue was $0.2 million for quarter ended March 31, 2006, compared to $4.7 million for the same quarter in 2005. This reduction in revenue is primarily the result of a change in contract terms we initiated with our strategic partner in the pharmaceutical business, which became effective on October 1, 2005. Under the new contract terms, we no longer record the sales of pharmaceutical products as revenue and the cost of these products as costs of sales, but rather report net marketing fees associated with those sales. While these new terms do have an effect on our reported revenues, they will not have any impact on our net profit from those sales. As a result, reported revenues for 2006 are not directly comparable with 2005 results.


     Contribution for the quarter ended March 31, 2006 of $3.8 million increased approximately $0.4 million, or 12.8%, from the same quarter in 2005. As a percentage of revenue, our contribution margin for the quarter increased to 12.4% in 2006 relative to 10.5% in 2005 due primarily to the current presentation of "net pharmaceutical revenue" as discussed above. The following factors had a significant impact on contribution:

(i) Provider Services -

               Contribution from our FertilityPartners segment of $2.5 million for the first quarter of 2006 was essentially even with the contribution in the prior year. Despite revenue growth of 8%, previously disclosed fee reductions at three FertilityPartners clinics reduced contribution growth. The year 2006 represents the final year of our multi-year fee realignment program. With the fee structures we currently have in place, we expect that continued revenue growth in future years will directly translate into growth in contribution.

              Our Affiliate clinics generated contribution of $0.3 million in 2006, an increase of $0.1 million from their contribution in 2005. This increase is primarily the result of a net addition of two Affiliate clinics to our network since the first quarter of 2005.

(ii) Consumer Services -

              Contribution from our Shared Risk Refund program rose by $0.4 million, or 92%, to $0.9 million for the quarter ended March 31, 2006, from $0.5 million in 2005. This growth is attributable to increased patient volume and continued favorable pregnancy outcomes, especially during early treatment cycles.

              Pharmaceutical contribution of $0.2 million in 2006 was consistent with the contribution level in 2005. As previously stated, the change in contract terms with our strategic partner in the pharmaceutical business was designed to have no effect on our contribution from those underlying sales.


     General and Administrative expenses are comprised of salaries, benefits, corporate regulatory, operational, administrative and support costs which are not specifically related to our clinical patient care or other product offerings. These costs were $3.1 million in 2006, compared to $2.8 million for the same period in 2005. Approximately $0.1 million of this increase relates to wage and benefit items, with the remaining $0.2 million representing an increase in general support and administrative costs.

     Interest income increased to $221,000 for the quarter ended March 31, 2006, from $100,000 in 2004. This increase is primarily attributed to interest income earned on capital investments at several FertilityPartners clinics. Interest expense increased to $159,000 for the first quarter of 2006, from $97,000 in 2005, primarily as a result of interest charges on our existing bank debt, which is $4.2 million higher than the balance outstanding in 2005.

     Our provision for income tax was approximately $0.3 million in 2006, or 39.9% of pre-tax income, compared to $0.2 million, or 39.8% of pre-tax income in 2005, with the increase of $0.1 million resulting primarily from higher income levels in 2006 versus 2005. Our effective tax rates for both 2006 and 2005 reflect provisions for both state and federal income taxes.


Off-balance Sheet Arrangements

   FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's") addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIE's, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2006, we do not have an interest in any VIE's where we are the primary beneficiary, therefore the adoption of FIN 46 had no impact on our financial statements.

 Liquidity and Capital Resources

     As of March 31, 2006, we had approximately $19.9 million in cash and cash equivalents on hand as compared to $22.5 million at December 31, 2005. Additionally, we had working capital of approximately $7.9 million, at March 31, 2006, an increase of $1.2 million from working capital of $6.7 million as of December 31, 2005. Our increased working capital is partially attributed to a reduction in accrued liabilities and reduced balances due to medical practices.

     Shared Risk Refund patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles. These deposits, which represent prepayments of future revenues from patients without full insurance coverage, totaled approximately $5.0 million and $4.7 million as of March 31, 2006 and December 31, 2005, respectively. These deposits are a significant source of recurring cash flow and represent interest-free financing for us.

     As of March 31, 2006, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements. However, we anticipate upcoming capital expenditures of approximately $3.1 million for the remainder of 2006. These expenditures are primarily related to the expansion of our existing FertilityPartners centers. We believe that working capital, specifically cash and cash equivalents, remain at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs for the next twelve months.

     In December 2005, we amended our existing credit facility with Bank of America. The amended facility is comprised of a $10.0 million three-year revolving line of credit and a $10.0 million 5-year term loan. As of March 31, 2006, approximately $9.6 million of the term loan was outstanding with a remaining term of 4.75 years, and no balance was outstanding under the revolving line of credit.

     Each component of this amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 1.75% to 2.50% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of March 31, 2006, interest on both the term loan and revolving credit line were payable at a rate of approximately 6.36%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of March 31, 2006, under the revolving line of credit the full amount of $10.0 million was available, of which none was outstanding. The Bank of America credit facility is collateralized by all of our assets. As of March 31, 2006, we were in full compliance with all applicable debt covenants.

     We are also continuously reviewing our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments:

     The following summarizes our contractual obligations and other commercial commitments at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                      Total     Less than 1 year     1 - 3 years     4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------

Notes Payable.................    $ 9,643,000       $1,428,000       $ 2,858,000     $ 5,357,000    $        --
Capital lease obligations.....        129,000           72,000            57,000              --             --
Operating leases..............     47,204,000        6,509,000        10,901,000       8,944,000     20,850,000
FertilityPartners capital and
    other obligations.........        500,000          500,000                --              --             --
Total contractual cash
    obligations...............    $57,476,000       $8,509,000       $13,816,000     $14,301,000    $20,850,000

                                                      Amount of Commitment Expiration Per Period

                                   Total        Less than 1 year    1 - 3 years     4 - 5 years    After 5 years
                                 --------       ----------------  ----------------  -------------  -------------
Lines of credit...............    $10,000,000       $       --       $10,000,000     $        --    $        --


           We also have commitments to provide working capital financing to our FertilityPartners locations. A significant portion of this commitment relates to our transactions with the medical practices themselves. Our responsibilities to the medical practices are to provide financing for their accounts receivable and to hold patient deposits on their behalf as well as undistributed physician earnings. Disbursements to the medical practices generally occur on or before the 20th business day of each month. The medical practice's repayment hierarchy consists of the following:

(i) We provide a cash credit to the practice for billings to patients and insurance companies;

(ii) We reduce the cash credit for clinic expenses that we have incurred on behalf of the practice;

(iii) We reduce the cash credit for the base portion of our Service Fee which relates to the FertilityPartners revenues;

(iv) We reduce the cash credit for the variable portion of our Service Fee which relates to the FertilityPartners earnings; and

(v) We disburse to the medical practice the remaining cash amount which represents the physicians undistributed earnings.

     We are also responsible for the collection of the FertilityPartners accounts receivables, which we finance with full recourse. We continuously fund these needs from our cash flow from operations, the collection of prior months' receivables and deposits from patients in advance of treatment. If delays in repayment are incurred, which have not as yet been encountered, we could draw on our existing working capital line of credit. We also make payments on behalf of the FertilityPartners for which we are reimbursed in the short-term. Other than these payments, as a general course, we do not make other advances to the medical practice. We have no other funding commitments to the FertilityPartners.

New Accounting Pronouncements

     At this time, there are no recently issued accounting standards which are expected to have a material impact on us.


Forward Looking Statements

     This Form 10-Q and discussions and/or announcements made by or on behalf of us, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to the following factors: our ability to acquire additional FertilityPartners agreements, our ability to raise additional debt and/or equity capital to finance future growth, the loss of significant FertilityPartners agreement(s), the profitability or lack thereof at fertility centers serviced by us, increases in overhead due to expansion, the exclusion of fertility and ART services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new fertility, and ART and/or genetic technologies and techniques. We are under no obligation to (and expressly disclaim any such obligation) update or alter any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our interest income and expense items are sensitive to changes in the general level of interest rates. At March 31, 2006 we had an outstanding balance of approximately $9.7 million on our term loan. This borrowing has a remaining term of 4.75 years, and bears interest at either the Prime Rate, or at LIBOR plus a margin. As of March 31, 2006, this borrowing had an interest rate of approximately 6.36%. We also receive interest income from short-term investments and certain advances to FertilityPartner clinics, both of which are tied to the Prime Rate. As of March 31, 2006, a one percent change in interest rates would impact our pre-tax and net income by less than $10,000. As of March 31, 2006, we have not entered into any interest rate swap transactions.


Item 4. Controls and Procedures


     (a) Evaluation of disclosure controls and procedures.


     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of March 31, 2006 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.


     Section 404 of the Sarbanes-Oxley Act requires us to provide an assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal year 2007. We are in the process of performing the system and process documentation, evaluation and testing necessary to make its assessment. We have not completed this process or its assessment. In the process of evaluation and testing, we may identify deficiencies that will require remediation.


     (b) Changes in internal controls.

     As of the end of the period covered by our previous Form 10-K, we identified and disclosed a material weakness in our internal control over financial reporting at one of our FertilityPartner locations. This weakness was comprised of a lack of sufficient oversight over, and the proper segregation of, duties with respect to the processes of initiating, authorizing, recording and processing certain period end closing transactions, as well as the design effectiveness of related fraud detection controls. To remediate this material weakness, we have made certain personnel changes, changes in assigned roles and responsibilities, and changes in procedures and processes for certain transactions.

     Other than these changes, there were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.

                     From time to time, we are party to legal proceedings in the ordinary course of business. As of March 31, 2006, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

                     None


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


                                  INTEGRAMED AMERICA, INC.
                                  (Registrant)




Date:    May 12, 2006              By:  /s/:John W. Hlywak, Jr.
                                            ----------------------------
                                            John W. Hlywak, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                Exhibit
-------                               -------

3.2(d)     --     Copy of By-laws of  Registrant  (as  Amended on March 6, 2006)
                  filed as exhibit with identical exhibit number to Registrant's
                  Report on Form 10-Q for the period ended March 31, 2006.

31.1       --     CEO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2006.

31.2       --     CFO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2006.


32.1       --     CEO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2006.

32.2       --     CFO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2006.