Form 10-Q
period 2006-06-30
INTEGRAMED AMERICA INC
filed 2006-08-11
CIK 885988

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

                  For the quarterly period ended June 30, 2006

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer Accelerated Filer____ Non-Accelerated Filer__X__.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes       No __X__


         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 24, 2006 was 6,462,776.

===============================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           PAGE

PART I  -    FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

                Consolidated Balance Sheets at June 30, 2006 and
                   December 31, 2005.......................................... 3

                Consolidated Statements of Income for the three-month and
                   six-month periods ended June 30, 2006 and 2005 ............ 4

                Consolidated Statements of Shareholders' Equity for the
                   six-month period ended June 30, 2006 ...................... 5

                Consolidated Statements of Cash Flows for the six-month
                   periods ended June 30, 2006 and 2005 ...................... 6

                Notes to Consolidated Financial Statements ................ 7-11

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................  12-19

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......19

    Item 4.  Controls and Procedures...................................... 19-20


PART II -    OTHER INFORMATION

    Item 1.  Legal Proceedings................................................21

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......21

    Item 3.  Defaults upon Senior Securities..................................21

    Item 4.  Submission of Matters to a Vote of Security Holders..............21

    Item 5.  Other Information................................................21

    Item 6.  Exhibits ........................................................21


SIGNATURES            ........................................................22

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

PART I -- FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all dollars in thousands, except share amounts)
                                     ASSETS
                                                                                       June 30,   December 31,
                                                                                       --------   ------------
                                                                                         2006         2005
                                                                                       --------   ------------
                                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .......................................................   $ 25,948    $ 22,521
   Pharmaceutical and other receivables, net .......................................        468         490
   Deferred income taxes, net ......................................................      1,060       1,080
   Prepaids and other current assets ...............................................      3,551       2,768
                                                                                       --------    --------
       Total current assets ........................................................     31,027      26,859

   Fixed assets, net ...............................................................     14,213      14,877
   Exclusive Service Rights and other intangibles, net .............................     21,727      22,434
   Deferred income taxes, net ......................................................        335         815
   Other assets ....................................................................        674         590
                                                                                       --------    --------
       Total assets ................................................................   $ 67,976    $ 65,575
                                                                                       ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................   $    765    $    917
   Accrued liabilities .............................................................      9,224       8,023
   Current portion of long-term notes payable and other obligations ................      1,509       1,500
   Due to medical practices ........................................................      4,576       4,949
   Shared Risk Refund program patient deposits .....................................      5,719       4,739
                                                                                       --------    --------
       Total current liabilities ...................................................     21,793      20,128

Long-term notes payable and other obligations ......................................      7,932       8,647
                                                                                       --------    --------

Total Liabilities ..................................................................     29,725      28,775

Commitments and Contingencies

Shareholders' equity:
   Common Stock, $.01 par value - 15,000,000 shares authorized; 6,462,776 and
     6,378,284 shares issued and
     outstanding in 2006 and 2005, respectively ....................................         65          64
   Capital in excess of par ........................................................     49,930      49,734
   Accumulated other comprehensive income ..........................................        (44)       --
   Deferred Compensation ...........................................................       (958)       (354)
   Treasury stock, at cost - 4,570 and 132,210 shares in 2006 and 2005, respectively        (44)       (937)
   Accumulated deficit .............................................................    (10,698)    (11,707)
                                                                                       --------    --------
       Total shareholders' equity ..................................................     38,251      36,800
                                                                                       --------    --------

       Total liabilities and shareholders' equity ..................................   $ 67,976    $ 65,575
                                                                                       ========    ========


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                   For the               For the
                                             three-month period     six-month period
                                               ended June 30,        ended June 30,
                                             ------------------     ----------------
                                              2006        2005       2006       2005
                                             ------     -------     ------     -----
                                                 (unaudited)           (unaudited)

Revenues, net
   Provider Services ....................   $ 28,977    $ 25,851    $ 56,773    $ 51,585
   Consumer Services ....................      2,853       6,366       5,511      12,615
                                            --------    --------    --------    --------
       Total revenues ...................     31,830      32,217      62,284      64,200
                                            --------    --------    --------    --------

Costs of revenues:
   Provider Services costs ..............     26,249      23,046      51,281      46,065
   Consumer Services costs ..............      1,804       5,576       3,444      11,187
                                            --------    --------    --------    --------
       Total costs of revenues ..........     28,053      28,622      54,725      57,252
                                            --------    --------    --------    --------

Contribution
   Provider Services contribution .......      2,728       2,805       5,492       5,520
   Consumer Services contribution .......      1,049         790       2,067       1,428
                                            --------    --------    --------    --------
       Total contribution ...............      3,777       3,595       7,559       6,948

General and administrative expenses .....      2,952       2,865       6,004       5,699
Interest income .........................       (260)       (115)       (481)       (215)
Interest expense ........................        199          70         358         167
                                            --------    --------    --------    --------
       Total other expenses .............      2,891       2,820       5,881       5,651
                                            --------    --------    --------    --------

Income before income taxes ..............        886         775       1,678       1,297
Income tax provision ....................        353         308         669         516
                                            --------    --------    --------    --------

Net income ..............................   $    533    $    467    $  1,009    $    781
                                            ========    ========    ========    ========

Basic and diluted net earnings per share:
   Basic earnings per share .............   $   0.08    $   0.08    $   0.16    $   0.13
                                            ========    ========    ========    ========
   Diluted earnings per share ...........   $   0.08    $   0.07    $   0.15    $   0.12
                                            ========    ========    ========    ========

   Weighted average shares - basic ......      6,443       6,000       6,469       5,975
   Weighted average shares - diluted ....      6,555       6,336       6,581       6,310


        See accompanying notes to the consolidated financial statements.



                                                  INTEGRAMED AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 (all amounts in thousands)
                                                         (unaudited)


                                                                 Accumulated Other
                                      Common Stock     Capital in  Comprehensive  Deferred    Treasury Stock  Accumulated  Total
                                     Shares   Amount  Excess of Par    Income   Compensation  Shares   Amount   Deficit    Equity
                                     ------   -----   ------------  ----------- ------------  ------   ------   -------    ------


BALANCE AT DECEMBER 31, 2005         6,378      $64    $49,734         $  --        $(354)       132   $ (937)  $(11,707) $36,800
Net income for the six months
   ended June 30, 2006...........       --       --         --            --           --         --       --      1,009    1,009
Stock grants issued, net.........       82        1        804            --         (805)         4      (44)        --      (44)
Stock grant amortization.........       --       --         --            --          201         --       --         --      201
Exercise of common stock options.      147        1        362            --           --         12     (121)        --      242
Amortization of common stock options    --       --         87            --           --         --       --         --       87
Gain (loss) on hedging transaction      --       --         --           (44)          --         --       --         --      (44)
Cancellation and retirement of
   treasury stock................     (144)      (1)    (1,057)           --           --       (144)   1,058         --       --
                                     -----      ---    -------         -----        -----        ---   ------   --------  -------
BALANCE AT June 30, 2006.........    6,463      $65    $49,930          $(44)       $(958)         4   $  (44)  $(10,698) $38,251
                                     =====      ===    =======         =====        =====        ===   ======   ========  =======



        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)


                                                                              For the
                                                                         six-month period
                                                                          ended June 30,
                                                                        ------------------
                                                                         2006        2005
                                                                        ------      ------
                                                                           (unaudited)
Cash flows from operating activities:
    Net income .....................................................   $  1,009    $    781
    Adjustments to reconcile net income to
    Net cash provided by (used in) operating activities:
      Depreciation and amortization ................................      2,820       2,652
      Deferred income tax provision ................................        500         341
      Stock-based compensation .....................................        201         126
    Changes in assets and liabilities Decrease (increase) in assets:
         Pharmaceutical and other accounts receivable ..............         22           4
         Prepaids and other current assets .........................       (783)     (1,688)
         Other assets ..............................................        (84)       (173)
      Increase (decrease) in liabilities:
         Accounts payable ..........................................       (152)        409
         Accrued liabilities .......................................      1,288        (815)
         Due to medical practices ..................................       (373)         42
         Shared Risk Refund program patient deposits ...............        980       1,822
                                                                       --------    --------
Net cash provided by operating activities ..........................      5,428       3,501

Cash flows from investing activities:
    Payment for exclusive FertilityPartners service rights .........       --        (3,329)
    Purchase of fixed assets and leasehold improvements ............     (1,449)     (3,015)
                                                                       --------    --------
Net cash used in investing activities ..............................     (1,449)     (6,344)

Cash flows from financing activities:
    Issuance debt ..................................................       --         1,000
    Principal repayments on debt ...................................       (714)       (575)
    Principal repayments under capital lease obligations ...........        (36)        (34)
    Proceeds from exercise of stock options and other ..............        198         209
                                                                       --------    --------
Net cash provided by (used in) financing activities ................       (552)        600

Net increase (decrease) in cash and cash equivalents ...............      3,427      (2,243)
Cash and cash equivalents at beginning of period ...................     22,521      11,300
                                                                       --------    --------
Cash and cash equivalents at end of period .........................   $ 25,948    $  9,057
                                                                       ========    ========

Supplemental Information:
     Interest paid .................................................   $    348    $    167
     Income taxes paid .............................................   $    247    $    965



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2006, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America's Annual Report on Form 10-K for the year ended December 31, 2005.

     Certain amounts from our June 30, 2005 presentations have been reclassified to conform with our current 2006 presentation.

NOTE 2 -- COMMON SHARES OUTSTANDING:

     All common share numbers reported herein reflect the 30% Stock Split effected in the form of a stock dividend declared by the Board of Directors on May 23, 2005 and paid to shareholders on June 22, 2005; and the 25% stock split effected in the form of a stock dividend declared by the Board of Directors on May 22, 2006 and paid on June 21, 2006.


NOTE 3 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six-month periods ended June 30, 2006 and 2005 is as follows (000's omitted, except for per share amounts):

                                                      For the                For the
                                                three-month period      six-month period
                                                  ended June 30,         ended June 30,
                                                ------------------      ----------------
                                                  2006      2005         2006      2005
                                                -------   --------      -------  -------
Numerator
Net Income ...................................   $  533   $  467        $1,009   $  781

Denominator
Weighted average shares outstanding (basic) ..    6,443    6,000         6,469    5,975
Effect of dilutive options and warrants ......      112      336           112      335
                                                 ------   ------        ------   ------
Weighted average shares and dilutive potential
     Common shares (diluted) .................    6,555    6,336         6,581    6,310
Basic EPS ....................................   $ 0.08   $ 0.08        $ 0.16   $ 0.13
                                                 ======   ======        ======   ======
Diluted EPS ..................................   $ 0.08   $ 0.07        $ 0.15   $ 0.12
                                                 ======   ======        ======   ======


     For the three and six-month periods ended June 30, 2006 and 2005, there were no outstanding options or warrants to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of all outstanding options and warrants was less than the average market price of the shares of Common Stock.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

NOTE 4 -- SEGMENT INFORMATION:

     We currently report two major lines of business, our Provider Services, which is comprised of our FertilityPartners and Affiliate segments, and our Consumer Services, which is comprised of our Shared Risk and Pharmaceutical segments. Performance by segment, for the three month and six month periods ended June 30, 2006 and June 30, 2005, is presented below.

                                                                 Providers                 Consumers
                                                                 ---------                 ---------
                                                          Fertility                  Shared
                                               Corporate  Partners    Affiliates      Risk    Pharmaceutical     Consolidated
                                               ---------  --------    ----------      ----    --------------     ------------
For the three months ended June 30, 2006
     Revenues.............................      $  --      $28,669       $308       $2,751          $102          $31,830
     Cost of Services.....................         --       26,249         --        1,876           (72)          28,053
                                              -------      -------       ----         ----          ----          -------
     Contribution.........................         --        2,420        308          875           174            3,777
     Operating Margin.....................         --          8.4%     100.0%        31.8%        170.6%            11.9%

     General and administrative...........      2,952           --         --           --            --            2,952
     Interest, net........................        (61)          --         --           --            --              (61)
                                              -------      -------       ----         ----          ----          -------
     Income before income taxes...........     (2,891)       2,420        308          875           174              886
     Depreciation expense included above..       $149         $917       $ --         $ --          $ --          $ 1,066
     Capital expenditures.................       $254         $512       $ --         $ --          $ --          $   766
     Total assets.........................    $26,038      $40,426       $318         $221          $973          $67,976


For the six months ended June 30, 2006
     Revenues.............................      $  --      $56,186       $587       $5,256          $255          $62,284
     Cost of Services.....................         --       51,280          1        3,516           (72)          54,725
                                              -------      -------       ----         ----          ----          -------
     Contribution.........................         --        4,906        586        1,740           327            7,559
     Operating Margin.....................         --          8.7%      99.8%        33.1%        128.2%            12.1%

     General and administrative...........      6,004            --        --           --            --            6,004
     Interest, net........................       (123)           --        --           --            --             (123)
                                              -------      -------       ----         ----          ----          -------
     Income before income taxes...........     (5,881)       4,906        586        1,740           327            1,678
     Depreciation expense included above..       $288       $1,825       $ --         $ --          $ --          $ 2,113
     Capital expenditures.................       $428       $1,021       $ --         $ --          $ --          $ 1,449
     Total assets.........................    $26,038      $40,426       $318         $221          $973          $67,976

For the three months ended June 30, 2005
     Revenues.............................      $  --      $25,631       $220       $1,941        $4,425          $32,217
     Cost of Services.....................         --       23,053         (7)       1,317         4,259           28,622
                                              -------      -------       ----         ----          ----          -------
     Contribution.........................         --        2,578        227          624           166            3,595
     Operating Margin.....................         --         10.1%     103.2%        32.1%          3.8%            11.2%

     General and administrative...........      2,865           --         --           --            --            2,865
     Interest, net........................        (45)          --         --           --            --              (45)
                                              -------      -------       ----         ----          ----          -------
     Income before income taxes...........     (2,820)       2,578        227          624           166              775
     Depreciation expense included above..       $109         $891       $ --         $ --          $ --          $ 1,000
     Capital expenditures.................       $299         $638       $ --         $ --          $ --          $   937
     Total assets.........................    $11,741      $42,850       $ 66         $317        $1,793          $56,767





                                                                 Providers                 Consumers
                                                                 ---------                 ---------
                                                          Fertility                  Shared
                                               Corporate  Partners    Affiliates      Risk    Pharmaceutical     Consolidated
                                               ---------  --------    ----------      ----    --------------     ------------

For the six months ended June 30, 2005
     Revenues.............................     $   --      $51,118       $467       $3,451        $9,164          $64,200
     Cost of Services.....................         --       46,020         45        2,377         8,810           57,252
                                              -------      -------       ----         ----          ----          -------
     Contribution.........................         --        5,098        422        1,074           354            6,948
     Operating Margin.....................         --         10.0%      90.4%        31.1%         3.9%             10.8%

     General and administrative...........      5,699           --         --            --           --            5,699
     Interest, net........................        (48)          --         --            --           --              (48)
                                              -------      -------       ----         ----          ----          -------
     Income before income taxes...........     (5,651)       5,098        422        1,074           354            1,297
     Depreciation expense included above..       $201       $1,744       $ --       $   --        $   --          $ 1,945
     Capital expenditures.................       $563       $2,452       $ --       $   --        $   --          $ 3,015
     Total assets.........................    $11,741      $42,850       $ 66       $  317        $1,793          $56,767

As of December 31, 2005
     Total assets.........................    $21,934      $41,207       $ 46       $  241        $2,147          $65,575

NOTE 5 - DUE TO MEDICAL PRACTICES:

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

     As of June 30, 2006 and December 31, 2005, Due to Medical Practices was comprised of the following balances:

                                                    2006            2005
                                                  ---------      --------

       Advances to FertilityPartners............  $(13,367)      $(12,727)
       Undistributed Physician Earnings.........     3,080          3,721
       Physician Practice Patient Deposits......    14,863         13,955
                                                  --------       --------
       Due to Medical Practices, net............  $  4,576       $  4,949
                                                  ========       ========


NOTE 6 -- STOCK-BASED EMPLOYEE COMPENSATION:

     As of June 30, 2006, we had two stock-based employee compensation plans, which are described more fully in Note 13 of the financial statements in our most recent Annual Report on Form 10-K.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". In 2005, we used APB Opinion No. 25 to account for the value of stock options granted to employees. Effective January 1, 2006, we adopted SFAS No. 123(R). For the three months and six months ended June 30, 2006, we recorded a charge to earnings to recognize compensation expense of $27,000 and $87,000, respectively, related to the value of outstanding stock options issued in prior years which vested in 2006. As of June 30, 2006, we had no unrecognized compensation costs related to stock options which had been previously granted under our plans as all options are currently vested.

     We also issue restricted stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers vests over a period of three years. Our General and Administrative expense includes compensation costs recognized in connection with these restricted stock grants of $105,000 and $201,000 for the three and six month periods ended June 30, 2006, and $60,000 and $126,000 for the three and six month periods ended June 30, 2005.

NOTE 7 -- HEDGING TRANSACTION:

     In the normal course of business we are exposed to the risk that our earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments.

During the second quarter of 2006, we entered into an interest rate swap agreement designed to hedge the risks associated with our floating rate debt. As a result of this agreement, our net income includes financing costs associated with this transaction of approximately $10,000 in the second quarter of 2006, and we expect to record additional financing costs of $8,000 over the coming twelve months, given current interest rate forecasts. In addition to the costs included in our reported net income, this hedge also generated a non-recognized loss of approximately $44,000 which is reported as part of our comprehensive income.

We deem this hedge to be highly effective as it shares the same valuation, termination date and amortization schedule as the underlying debt subject to the hedge. In addition the swap transaction was structured such that the change in fair value of the swap inversely mimics the hedged item. As of June 30, 2006, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income for the applicable periods (000's omitted):

                                                 For the           For the
                                           three-month period  six-month period
                                             ended June 30,     ended June 30,
                                           ------------------  -----------------
                                               2006    2005       2006    2005
                                              ------  ------     ------  -----

Net income as reported ......................  $533    $467      $1,099   $781
Net gain (loss) on derivative transactions...   (44)     --         (44)    --
                                               ----    ----      ------   ----
Total comprehensive income...................  $489    $467      $  965   $781
                                               ====    ====      ======   ====



NOTE 8 -- LITIGATION:

     From time to time, we are party to legal proceedings in the ordinary course of business. As of June 30, 2006, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

NOTE 9 -- RECENT ACCOUNTING STANDARDS:

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN No.
48). FIN No. 48 addresses the accounting for uncertainties in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation establishes a recognition threshold and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We do not expect the adoption of this standard to have a material effect on our financial statements.

     In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard "(SFAS") No. 155, "Accounting for Certain Hybrid Instruments", which is an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal 2008. We do not expect the adoption of this standard to have a material effect on our financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with IntegraMed America Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

     IntegraMed America, Inc. offers products and services to patients and providers in the fertility industry. We have developed a network comprised of thirty contracted fertility centers in major markets across the United States, products and services designed to support fertility center growth, products and services in the pharmaceutical and patient financing areas, and captive insurance offerings. Twenty two affiliate fertility centers subscribe to discrete service packages provided by us and have the right to distribute our consumer products, and eight fertility centers have access to our entire portfolio of products and services under our comprehensive FertilityPartners(TM) program. All thirty centers have access to our consumer services, principally Shared Risk Refund and pharmaceutical offerings, as well as patient financing products.

     The business strategy of our Provider Services segment is to leverage our deep expertise and commitment to improved fertility center performance by providing the best value-specific offerings designed to manage and grow the center within the context of a long term relationship. The business strategy of our Consumer Segment is to provide products and services that make obtaining high quality care easier and more affordable. The primary elements of our strategy include: (i) expanding our network of fertility centers into new major markets; (ii) increasing the number and value of service packages purchased by Affiliates in our network; (iii) entering into additional FertilityPartners contracts with Affiliated and non-Affiliated fertility centers; (iv) increasing revenues and profits at contracted fertility centers; and, (v) increasing sales of Shared Risk Refund, pharmaceutical and treatment financing products to fertility patients.

Major events impacting financial condition and results of operations

     On May 22, 2006, we declared a 25% stock split effected in the form of a stock dividend for all holders of record as of June 7, 2006. As a result of this dividend, 1,291,368 new shares of common stock were issued on the payment date of June 21, 2006. No fractional shares were issued as all fractional amounts were rounded up to the next whole share. All weighted average shares outstanding and earnings per share calculations in this filing have been restated to reflect this stock split.

     In December 2005, we amended our existing credit agreement with Bank of America. The amended agreement is comprised of a renewal and increase in our three-year revolving credit line to $10 million, and a new $10 million five-year term loan, of which approximately $3.2 million was used to retire the outstanding balance on our previous term loan.

     Through September 30, 2005, we marketed pharmaceutical products directly to patients throughout our network and we had contracted with ivpcare, inc. to provide certain business services related to the distribution of and accounting for these sales. Effective October 1, 2005, this agreement was superseded by a new agreement between us and ivpcare, inc. Under the terms of the new agreement, we are no longer a direct distributor of pharmaceutical products to patients, as this function is being performed directly by ivpcare. Our responsibilities are limited to marketing the products for which we are compensated. This compensation approximates our previous contribution from those pharmaceutical sales, and is shown on a "net" rather than "gross" basis. As a result, as of October 1, 2005, we no longer record pharmaceutical sales, the related cost of sales and other costs related to pharmaceutical distribution. As expected, this contract change has measurably reduced our pharmaceutical revenues and cost of sales; however contribution from these operations and income before income taxes, as well as net income, has been unaffected by the change.

     On May 23, 2005, we declared a 30% stock split effected in the form of a stock dividend for all holders of record as of June 8, 2005. As a result of this dividend, 1,129,141 new shares of common stock were issued on the payment date of June 22, 2005. No fractional shares were issued as all fractional amounts were rounded up to the next whole share. All weighted average shares outstanding and earnings per share calculations in this filing reflect this stock split.

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

     Effective January 1, 2005, the Company became a minority equity investor in the Assisted Reproductive Technology Insurance Company, LTD, ("ARTIC"). ARTIC is incorporated as an off-shore captive insurance company designed to offer malpractice insurance to physicians and related facilities within the IntegraMed network. IntegraMed's equity investment of $50,000 represents a 10% ownership stake, which is accounted for on the cost basis. The remaining equity of ARTIC is owned by participating physician groups. To date, earnings on our equity investment have been immaterial, however IntegraMed is paid a predetermined fee to provide certain administrative and risk management related services to ARTIC.


Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the three and six-month periods ended June 30, 2006 and 2005:

                                                                  For the                  For the
                                                            three-month period        six-month period
                                                              ended June 30,            ended June 30,
                                                          ----------------------    ---------------------
                                                            2006         2005         2006         2005
                                                          --------     ---------    --------     --------
         Revenues, net:
             Provider services.........................     91.0%        80.2%        91.2%        80.4%
             Consumer services.........................      9.0%        19.8%         8.8%        19.6%
                Total revenues.........................    100.0%       100.0%       100.0%       100.0%

         Costs of services incurred:
             Provider services.........................     82.4%        71.5%        82.4%        71.8%
             Consumer services.........................      5.7%        17.3%         5.5%        17.4%
                Total costs of service.................     88.1%        88.8%        87.9%        89.2%

         Contribution:
            Provider services..........................      8.6%         8.7%         8.8%         8.6%
            Consumer services..........................      3.3%         2.5%         3.3%         2.2%
                Total contribution.....................     11.9%        11.2%        12.1%        10.8%


         General and administrative expenses...........      9.3%         9.0%         9.6%         9.0%
         Interest income...............................     (0.8)%       (0.4)%       (0.8)%       (0.3)%
         Interest expense..............................      0.6%         0.2%         0.6%         0.3%
                Total other expenses...................      9.1%         8.8%         9.4%         9.0%

         Income from operations before income taxes....      2.8%         2.4%         2.7%         2.0%
         Income tax provision..........................      1.1%         1.0%         1.1%         0.8%
         Net income ...................................      1.7%         1.4%         1.6%         1.2%


Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

       Our reported revenues decreased by $0.4 million, or 1.2%, to $31.8 million for the three months ended June 30, 2006, compared to $32.2 million for the same period in 2005. The second quarter of 2005 included pharmaceutical revenue of $4.3 million, which due to the contract change discussed above, must be excluded from 2005 revenues to make them comparable with 2006. Other significant factors affecting our reported revenues were as follows:

(i)           Provider Services -

              Revenues from our Provider Services unit, comprised primarily of our FertilityPartner locations, Affiliate members and ARTIC services, increased by $3.1 million, or 12.1% from the same quarter in the prior year. Approximately $3.0 million of this increase resulted from organic growth within our eight FertilityPartner centers and is attributable to our comprehensive consumer oriented marketing campaigns.

              Revenues from our Affiliate clinics increased approximately $0.1 million in the second quarter of 2006 relative to the second quarter of 2005, reflecting our growing network of affiliated fertility clinics, which increased from fifteen clinics as of June 30, 2005 to twenty two clinics as of June 30, 2006.

(ii)          Consumer Services -

              Our Shared Risk Refund program continued to see significant double-digit year-to-year growth with second quarter 2006 revenues of $2.8 million, an increase of $0.9 million, or 42%, above 2005 revenues of $1.9 million for the same period. This product offering continues to show strong growth with the second quarter of 2006 having the highest patient enrollment rate of any quarter in the program's history.

              Pharmaceutical revenue was $0.1 million for quarter ended June 30, 2006, compared to $4.4 million for the same quarter in 2005. This reduction in revenue is primarily the result of a change in contract terms with our strategic partner in the pharmaceutical business, which became effective on October 1, 2005. Under the new contract terms, we no longer record the sales of pharmaceutical products as revenue and the cost of these products as costs of sales, but rather report net marketing fees associated with those sales. While these new terms have an effect on our reported revenues, and associated cost of sales, they will not have any impact on our net profit from those sales. As a result, reported revenues for 2005 should be reduced by $4.3 million to be comparable with 2006 revenues.


     Contribution for the quarter ended June 30, 2006 of $3.8 million increased approximately $0.2 million, or 5%, from the same quarter in 2005. As a percentage of revenue, our contribution margin for the quarter increased to 11.9% in 2006 relative to 11.2% in 2005, due primarily to the current presentation of "net pharmaceutical revenue" as discussed above, as well as the continued growth of our Shared Risk Refund program. The following factors had a significant impact on contribution:

(i)           Provider Services -

              Contribution from our FertilityPartners segment of $2.4 million for the second quarter of 2006 was essentially even with the contribution of $2.5 million in the prior year. Despite revenue growth of 12.1%, previously negotiated fee reductions at three FertilityPartners clinics prevented contribution growth. The year 2006 represents the final year of our multi-year fee realignment program. With the fee structures we currently have in place, we expect that continued revenue growth in future years will directly translate into growth in contribution.

              Our Affiliate clinics generated contribution of $0.3 million in 2006, an increase of $0.1 million from their contribution in 2005. This increase is primarily the result of additional Affiliate clinics participating in our network since the second quarter of 2005.

(ii)          Consumer Services -

              Contribution from our Shared Risk Refund program rose by 40%, to $0.9 million for the quarter ended June 30, 2006, from $0.6 million in the same quarter of 2005. This growth is attributable to increased patient enrollment and continued favorable pregnancy outcomes, especially during early treatment cycles.

              Pharmaceutical contribution of $0.2 million in 2006 was consistent with the contribution level in 2005. As previously stated, the change in contract terms with our strategic partner in the pharmaceutical business was designed to have no effect on our contribution from those underlying sales.


     General and Administrative expenses are comprised of salaries, benefits, corporate regulatory, operational, administrative and support costs which are not specifically related to individual clinical operations or other product offerings. These costs were $3.0 million for the second quarter of 2006, compared to $2.9 million for the same period in 2005. The increase of $0.1 million is attributable to higher employee compensation, recruitment and health benefit related costs.

     Interest income increased to $260,000 for the quarter ended June 30, 2006, from $115,000 in 2005. This increase is primarily attributed to interest earnings on higher cash balances. Interest expense increased to $199,000 for the second quarter of 2006, from $70,000 in 2005, primarily as a result of interest charges on our higher debt levels associated with our December 2005 amended credit agreement with Bank of America.

     Our provision for income tax was approximately $0.4 million in 2006, or 39.9% of pre-tax income, compared to $0.3 million, or 39.8% of 2005 pre-tax income. Our effective tax rates for both 2006 and 2005 reflect provisions for both current and deferred federal and state income taxes.


Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Our reported revenues for the first six months of 2006 were $62.3 million, a decrease of $1.9 million, or 3%, from revenues of $64.2 million in 2005. Our 2005 results include pharmaceutical revenue of $8.8 million, which due to the previously discussed contract change, must be excluded from 2005 revenues to make them comparable with 2006 results. Other significant factors affecting our reported revenues were as follows:

(iii)         Provider Services -

              Revenues from our Provider Services unit, comprised of our FertilityPartner clinics, Affiliate clinics and ARTIC insurance services, increased by $5.2 million, or 10% from the same period in the prior year. Approximately $5.1 million of this increase resulted from same store growth within our FertilityPartner centers with all clinics reporting higher revenue. Underlying these increases is our multi-level marketing effort with initiatives on physician referrals, field sales, internet advertising and public relations. Each of our FertilityPartner locations maintains a staff of full-time, professionally trained team members focused on patient recruitment and retention.

              Revenues from our Affiliate clinics increased approximately $0.1 million in six months ended June 30, 2006 compared to the same period in 2005, reflecting our growing network of affiliated fertility clinics.

(iv)          Consumer Services -

              Our Shared Risk Refund program continued to see significant growth with revenues of $5.3 million for the first six months of 2006, up $1.8 million or 52.3%, over the first six months revenue of $3.5 million in 2005. Consumer interest in this program remains strong, with patient enrollments during the first half of 2006 increasing over their 2005 rates.

              Pharmaceutical revenue was $0.3 million for the six months ended June 30, 2006, compared to $9.2 million for the same period in 2005. Approximately $8.8 million of this reduction in revenue is the result of the previously discussed change in contract terms with our strategic partner in the pharmaceutical business, which became effective on October 1, 2005.


     Contribution for the six months ended June 30, 2006 of $7.6 million represents an increase of $0.6 million, or 8.8%, from the same period in 2005. As a percentage of revenue, our contribution margin for the first six months of 2006 increased to 12.1% versus 10.8% in 2005. This increased margin percentage is primarily due to the current presentation of "net pharmaceutical revenue" as discussed above. The following factors had a significant impact on contribution:

(iii)         Provider Services -

              Contribution from our FertilityPartners segment of $4.9 million, or 8.7% of related revenues, for the first half of 2006 was slightly below prior year contribution of $5.1 million, or 9.9% of revenues. Contribution amounts were primarily affected by previously negotiated fee reductions at several FertilityPartners clinics. The year 2006 represents the final year of our multi-year fee realignment program. With the fee structures we currently have in place, we expect that continued organic revenue growth in future years will directly translate into growth in contribution dollars and margin percentage.

              Our Affiliate clinics generated contribution of $0.5 million in 2006, an increase of $0.1 million from their contribution in 2005. This increase is primarily the result of network expansion by obtaining additional Affiliate clinic contracts. As of June 30, 2006, we had twenty two Affiliate clinics under contract, versus fifteen as of June 30, 2005.

(iv)          Consumer Services -

              Contribution from our Shared Risk Refund program rose by 61.8%, to $1.7 million for the first six months of 2006, from $1.1 million in the first six months of 2005. This growth is attributable to higher patient throughput and continued favorable pregnancy rates on treatment cycles.

              Pharmaceutical contribution of $0.3 million in 2006 was essentially even with contribution in 2005. Our pharmaceutical contribution is directly dependent upon fees we receive related to the volume of pharmaceutical products sold by ivpcare, inc., our pharmaceutical business partner. In an effort to increase these fees, we are continuing our efforts to promote pharmaceutical sales volume throughout our network.


     General and Administrative expenses totaled $6.0 million, or 79.4% of contribution, for the first six months of 2006, compared to $5.7 million, or 82.0% of contribution, for the comparable period in 2005. These costs are comprised of operational, administrative, regulatory and other support costs which are not specifically related to our product offerings. The $0.3 million increase in costs in 2006 is mainly related to the amortization of stock grants, expensing stock options, employee recruitment and health insurance cost increases in 2006 relative to 2005.

     Interest income increased to $481,000 for the six month period ended June 30, 2006, from $215,000 in the same period of 2005. This increase is primarily related to interest earnings on higher cash balances as well as higher market interest rates relative to 2005. Interest expense increased to $358,000 for the second half of 2006, from $167,000 in 2005, primarily as a result of interest charges on our higher debt levels associated with our December 2005 financing with Bank of America.

     Our provision for income tax was $0.7 million in 2006, or 39.9% of pre-tax income, compared to $0.5 million, or 39.8% of 2005 pre-tax income. Our effective tax rates for both 2006 and 2005 reflect provisions for both current and deferred federal and state income taxes.

Off-balance Sheet Arrangements

   FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's") addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIE's, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2006, we do not have an interest in any VIE's where we are the primary beneficiary, therefore the adoption of FIN 46 had no impact on our financial statements.

 Liquidity and Capital Resources

     As of June 30, 2006, we had approximately $25.9 million in cash and cash equivalents on hand as compared to $22.5 million at December 31, 2005. Additionally, we had working capital of approximately $9.2 million, at June 30, 2006, an increase of $2.5 million from working capital of $6.7 million as of December 31, 2005. Our increased working capital is largely attributed to cash flows generated from operating activities.

     Shared Risk Refund patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future Shared Risk revenues. These deposits totaled approximately $5.7 million and $4.7 million as of June 30, 2006 and December 31, 2005, respectively. These deposits are a significant source of recurring cash flow and represent interest-free financing for us.

     As of June 30, 2006, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements. However, we anticipate upcoming capital expenditures of approximately $1.6 million for the remainder of 2006. These expenditures are primarily related to medical equipment and information system acquisitions and leasehold improvements. We believe that working capital, specifically cash and cash equivalents, remain at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

     In December 2005, we amended our existing credit facility with Bank of America. The amended facility is comprised of a $10.0 million three-year revolving line of credit and a $10.0 million 5-year term loan. As of June 30, 2006, approximately $9.3 million of the term loan was outstanding with a remaining term of 4.5 years, with no balance outstanding under the revolving line of credit.

     Each component of our amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 1.75% to 2.50% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of June 30, 2006, interest on the term loan was payable at a rate of approximately 5.09% plus the applicable margin. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of June 30, 2006, under the revolving line of credit the full amount of $10.0 million was available to us, of which none was outstanding. The Bank of America credit facility is collateralized by all of our assets. As of June 30, 2006, we were in full compliance with all applicable debt covenants.

     In order to mitigate the interest rate risk associated with our term loan, we entered into an interest rate swap agreement with Bank of America in April 2006. The effect of this swap transaction was to effectively fix the interest rate on our term loan at 5.42% plus the applicable margin for the life of the loan.

     We are also continuously reviewing our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations and other commercial commitments at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                      Total     Less than 1 year     1 - 3 years     4 - 5 years    After 5 years
                                   ----------   ----------------     -----------     -----------    -------------

Notes Payable.................    $ 9,286,000      $ 1,428,000       $ 2,858,000     $ 5,000,000    $        --
Capital lease obligations.....        111,000           73,000            38,000              --             --
Derivative valuation..........         44,000            7,000            37,000
Operating leases..............     47,583,000        6,466,000        13,718,000       7,115,000     20,284,000
FertilityPartners capital and
    other obligations.........             --               --                --              --             --
Total contractual cash
    obligations...............    $57,024,000      $ 7,974,000       $16,651,000     $12,115,000    $20,284,000

                                                    Amount of Commitment and Expiration Per Period

                                     Total      Less than 1 year    1 - 3 years     4 - 5 years    After 5 years
                                   ----------   ----------------     -----------     -----------    -------------
Lines of credit...............    $10,000,000      $        --       $10,000,000     $        --    $        --

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

New Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN No.
48). FIN No. 48 addresses the accounting for uncertainties in income taxes recognized in financial statements in accordance with FASB Statement No. 109,

"Accounting for Income Taxes." This interpretation establishes a recognition threshold and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We do not expect the adoption of this standard to have a material effect on our financial statements.

     In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard "(SFAS") No. 155, "Accounting for Certain Hybrid Instruments", which is an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal 2008. We do not expect the adoption of this standard to have a material effect on our financial statements.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of business our interest income and expense items are sensitive to changes in the general level of interest rates. During the second quarter of 2006 we entered into a derivative transaction designed to hedge our variable rate term loan. As a result of this derivative transaction we have successfully shielded ourselves from interest rate risks associated with our term loan. We are currently subject to interest rate risks associated with our short term investments and certain advances to our FertilityPartner clinics, both of which are tied to either short term interest rates or the prime rate. As of June 30, 2006, a one percent change in interest rates would impact our pre-tax income by approximately $200,000 annually.


Item 4. Controls and Procedures


     (a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of June 30, 2006 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.


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

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.

                  From time to time, we are party to legal proceedings in the ordinary course of business. As of June 30, 2006, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

                     None


     Item 3.      Defaults Upon Senior Securities.
                     None.

     Item 4.      Submission of Matters to Vote of Security Holders.
                     At an Annual Stockholders Meeting held on May 23, 2006, the following matters were acted upon by the Stockholders with the indicated votes thereon:

                     Proposal 1 -- Election of Directors

                         Director             Votes For         Votes Withheld
                         --------             ---------         --------------

                    Gerardo Canet             4,349,267            119,405
                    Jay Higham                4,381,902             86,770
                    Sarason D. Liebler        4,327,177            141,495
                    Wayne R. Moon             4,253,688            214,984
                    Lawrence J. Stuesser      4,253,696            214,976
                    Elizabeth E. Tallett      4,208,930            259,742
                    Yvonne Thornton, M.D.     4,428,607             40,065

     Item 5.      Other Information.
                     None.

     Item 6.      Exhibits.

                  See Index to Exhibits on Page 23.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTEGRAMED AMERICA, INC.
                                  (Registrant)




Date:    August 11, 2006          By:/s/:  John W. Hlywak, Jr.
                                           -------------------
                                           John W. Hlywak, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                            Exhibit


31.1 -- CEO Certification Pursuant to 18 U.S.C. ss. 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 11, 2006.

31.2 -- CFO Certification Pursuant to 18 U.S.C. ss. 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 11, 2006.

32.1 -- CEO Certification Pursuant to 18 U.S.C. ss. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 11, 2006.

32.2 -- CFO Certification Pursuant to 18 U.S.C. ss. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 11, 2006.