Form 10-Q
period 2006-09-30
INTEGRAMED AMERICA INC
filed 2006-11-14
CIK 885988

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

                For the quarterly period ended September 30, 2006

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___ No ______


     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer Accelerated Filer Non-Accelerated Filer X .

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes _____  No __X__


         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on October 31, 2006 was 6,475,471.

===============================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           PAGE

PART I  -   FINANCIAL INFORMATION

    Item 1. Financial Statements (unaudited)

               Consolidated Balance Sheets at September 30, 2006 and
                December 31, 2005............................................ 3

               Consolidated Statements of Income for the three-month and
                nine-month periods ended September 30, 2006 and 2005 ........ 4

               Consolidated Statements of Shareholders' Equity for the
                nine-month period ended September 30, 2006 .................. 5

               Consolidated Statements of Cash Flows for the nine-month
                  periods ended September 30, 2006 and 2005 ................. 6

               Notes to Consolidated Financial Statements .................7-11

    Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................. 12-19

    Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 19

    Item 4. Controls and Procedures...................................... 19-20


PART II -   OTHER INFORMATION

    Item 1. Legal Proceedings................................................21

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......21

    Item 3. Defaults upon Senior Securities..................................21

    Item 4. Submission of Matters to a Vote of Security Holders..............21

    Item 5.    Other Information.............................................21

    Item 6.    Exhibits .....................................................21


SIGNATURES              .....................................................22

CERTIFICATIONS PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002..................................    EXHIBITS


CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002..................................    EXHIBITS

PART I -- FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all dollars in thousands, except share amounts)

                                     ASSETS

                                                                                    September 30,  December 31,
                                                                                    -------------  ------------
                                                                                         2006          2005
                                                                                    -------------  ------------
                                                                                     (unaudited)    (restated)
ASSETS
Current assets:
   Cash and cash equivalents .......................................................   $ 27,799     $ 22,521
   Pharmaceutical and other receivables, net .......................................        355          490
   Deferred income taxes, net ......................................................      1,293          999
   Prepaids and other current assets ...............................................      2,933        2,768
                                                                                       --------     --------
       Total current assets ........................................................     32,380       26,778

   Fixed assets, net ...............................................................     13,459       14,877
   Exclusive Service Rights and other intangibles, net .............................     23,265       24,388
   Other assets ....................................................................        674          590
                                                                                       --------     --------
       Total assets ................................................................   $ 69,778     $ 66,633
                                                                                       ========     ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................   $    765     $    917
   Accrued liabilities .............................................................      9,421        8,023
   Current portion of long-term notes payable and other obligations ................      1,504        1,500
   Due to medical practices ........................................................      3,848        4,949
   Shared Risk Refund program patient deposits .....................................      6,483        4,739
                                                                                       --------     --------
       Total current liabilities ...................................................     22,021       20,128

Deferred tax liability .............................................................      1,255        1,058
Long-term notes payable and other obligations ......................................      7,528        8,647
                                                                                       --------     --------

Total Liabilities ..................................................................     30,804       29,833

Commitments and Contingencies

Shareholders' equity:
   Common Stock, $.01 par value - 15,000,000 shares authorized; 6,465,266 and
     6,378,284 shares issued and
     outstanding in 2006 and 2005, respectively ....................................         65           64
   Capital in excess of par ........................................................     49,939       49,734
   Accumulated other comprehensive income ..........................................        (11)        --
   Deferred Compensation ...........................................................       (859)        (354)
   Treasury stock, at cost - 4,570 and 132,210 shares in 2006 and 2005, respectively        (44)        (937)
   Accumulated deficit .............................................................    (10,116)     (11,707)
                                                                                       --------     --------
       Total shareholders' equity ..................................................     38,974       36,800
                                                                                       --------     --------
       Total liabilities and shareholders' equity ..................................   $ 69,778     $ 66,633
                                                                                       ========     ========


        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                   For the                For the
                                             three-month period      nine-month period
                                             ended September 30,    ended September 30,
                                             -------------------    -------------------
                                               2006        2005       2006       2005
                                             --------    -------    -------    --------
                                                        (restated)            (restated)
                                               (unaudited)              (unaudited)

Revenues, net
   Provider Services ....................   $ 28,563    $ 26,779    $ 85,295    $ 78,324
   Consumer Services ....................      3,291       7,177       8,802      19,792
                                            --------    --------    --------    --------
       Total revenues ...................     31,854      33,956      94,097      98,116
                                            --------    --------    --------    --------

Costs of revenues:
   Provider Services costs ..............     25,669      23,780      76,950      69,845
   Consumer Services costs ..............      2,114       6,276       5,558      17,463
                                            --------    --------    --------    --------
       Total costs of revenues ..........     27,783      30,056      82,508      87,308
                                            --------    --------    --------    --------

Contribution
   Provider Services contribution .......      2,894       2,999       8,345       8,479
   Consumer Services contribution .......      1,177         901       3,244       2,329
                                            --------    --------    --------    --------
       Total contribution ...............      4,071       3,900      11,589      10,808
                                            --------    --------    --------    --------
General and administrative expenses .....      3,217       3,204       9,221       8,903
Interest income .........................       (269)       (137)       (750)       (352)
Interest expense ........................        174         121         532         288
                                            --------    --------    --------    --------
       Total other expenses .............      3,122       3,188       9,003       8,839
                                            --------    --------    --------    --------

Income before income taxes ..............        949         712       2,586       1,969
Income tax provision ....................        367         234         995         710
                                            --------    --------    --------    --------

Net income ..............................   $    582    $    478    $  1,591    $  1,259
                                            ========    ========    ========    ========

Basic and diluted net earnings per share:
   Basic earnings per share .............   $   0.09    $   0.08    $   0.25    $   0.21
                                            ========    ========    ========    ========
   Diluted earnings per share ...........   $   0.09    $   0.08    $   0.24    $   0.20
                                            ========    ========    ========    ========

   Weighted average shares - basic ......      6,459       6,105       6,460       5,988
   Weighted average shares - diluted ....      6,569       6,321       6,570       6,183


        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)
                                   (unaudited)


                                                                  Accumulated Other
                                      Common Stock     Capital in   Comprehensive  Deferred    Treasury Stock  Accumulated  Total
                                     Shares Amount  Excess of Par     Income     Compensation  Shares   Amount    Deficit   Equity
                                     ------ ------  -------------     ------     ------------  ------   ------    -------   ------


BALANCE AT DECEMBER 31, 2005         6,378    $64     $49,734         $  --         $(354)       132    $(937)   $(11,707) $36,800
Net income for the nine months ended
   September 30, 2006............       --     --          --            --            --         --       --       1,591    1,591
Stock grants issued, net.........       82      1         804            --          (805)         4      (44)         --      (44)
Stock grant amortization.........       --     --          --            --           300         --       --          --      300
Exercise of common stock options.      149      1         371            --            --         12     (121)         --      251
Amortization of common stock options    --     --          87            --            --         --       --          --       87
Gain (loss) on hedging transaction      --     --          --           (11)           --         --       --          --      (11)
Cancellation and retirement of
   treasury stock................     (144)    (1)     (1,057)           --            --       (144)   1,058          --       --
                                   -------    ---     -------         -----        ------       -----  ------    --------  -------
BALANCE AT September 30, 2006....    6,465    $65     $49,939          $(11)        $(859)         4   $  (44)   $(10,116) $38,974
                                   =======    ===     =======         =====        ======       =====  ======    ========  =======



        See accompanying notes to the consolidated financial statements.




                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)


                                                                               For the
                                                                          nine-month period
                                                                         ended September 30,
                                                                         -------------------
                                                                          2006         2005
                                                                         ------      -------
                                                                            (unaudited)

Cash flows from operating activities:
    Net income .....................................................   $  1,591    $  1,259
    Adjustments to reconcile net income to
    Net cash provided by (used in) operating activities:
      Depreciation and amortization ................................      4,215       3,980
      Deferred income tax provision ................................        185         594
      Stock-based compensation .....................................        300         224
    Changes in assets and liabilities Decrease (increase) in assets:
         Pharmaceutical and other accounts receivable ..............        135        (225)
         Prepaids and other current assets .........................       (725)     (1,031)
         Other assets ..............................................        (84)       (194)
      Increase (decrease) in liabilities:
         Accounts payable ..........................................       (152)        306
         Accrued liabilities .......................................      1,825        (385)
         Due to medical practices ..................................     (1,101)      1,549
         Shared Risk Refund program patient deposits ...............      1,744       2,495
                                                                       --------    --------
Net cash provided by operating activities ..........................      7,933       8,572

Cash flows from investing activities:
    Payment for exclusive FertilityPartners service rights .........       --        (3,329)
    Proceeds from sales of fixed assets ............................        514        --
    Purchase of fixed assets and leasehold improvements ............     (2,250)     (3,669)
                                                                       --------    --------
Net cash used in investing activities ..............................     (1,736)     (6,998)

Cash flows from financing activities:
    Issuance debt ..................................................       --         1,000
    Principal repayments on debt ...................................     (1,072)       (863)
    Principal repayments under capital lease obligations ...........        (54)        (50)
    Proceeds from exercise of stock options and other ..............        207         284
                                                                       --------    --------
Net cash provided by (used in) financing activities ................       (919)        371

Net increase (decrease) in cash and cash equivalents ...............      5,278       1,945
Cash and cash equivalents at beginning of period ...................     22,521      11,300
                                                                       --------    --------
Cash and cash equivalents at end of period .........................   $ 27,799    $ 13,245
                                                                       ========    ========

Supplemental Information:
     Interest paid .................................................   $    526    $    282
     Income taxes paid .............................................   $    247    $    969



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2006, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America's Annual Report on Form 10-K for the year ended December 31, 2005.

     Certain amounts from our September 30, 2005 presentations have been reclassified to conform with our current 2006 presentation.

NOTE 2 -- COMMON SHARES OUTSTANDING:

     All common share numbers reported herein reflect the 30% Stock Split effected in the form of a stock dividend declared by the Board of Directors on May 23, 2005 and paid to shareholders on June 22, 2005; and the 25% stock split effected in the form of a stock dividend declared by the Board of Directors on May 22, 2006 and paid on June 21, 2006.


NOTE 3 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine-month periods ended September 30, 2006 and 2005 is as follows (000's omitted, except for per share amounts):

                                                                        For the                 For the
                                                                  three-month period       nine-month period
                                                                  ended September 30,      ended September 30,
                                                                  -------------------      -------------------
                                                                   2006        2005          2006       2005
                                                                  -------    --------      --------   --------

Numerator
Net Income..................................................     $  582       $  478       $1,591       $1,259

Denominator
Weighted average shares outstanding (basic).................      6,459        6,105        6,460        5,988
Effect of dilutive options and warrants.....................        110          216          110          195
                                                                 ------       ------       ------       ------
Weighted average shares and dilutive potential
     Common shares (diluted)................................      6,569        6,321        6,570        6,183
Basic EPS...................................................     $ 0.09       $ 0.08       $ 0.25       $ 0.21
                                                                 ======       ======       ======       ======
Diluted EPS.................................................     $ 0.09       $ 0.08       $ 0.24       $ 0.20
                                                                 ======       ======       ======       ======


     For the three and nine-month periods ended September 30, 2006 and 2005, there were no outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of all outstanding options were less than the average market price of the shares of Common Stock.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

NOTE 4 -- SEGMENT INFORMATION:

     We currently report two major lines of business, our Provider Services, which is comprised of our FertilityPartners and Affiliate segments, and our Consumer Services, which is comprised of our Shared Risk and Pharmaceutical segments. Performance by segment, for the three month and nine month periods ended September 30, 2006 and September 30, 2005, is presented below.

                                                                 Providers                 Consumers
                                                          ----------------------     ---------------------
                                                          Fertility                  Shared
                                               Corporate  Partners    Affiliates      Risk  Pharmaceutical       Consolidated
                                               ---------  --------    ----------      ----  --------------       ------------
   Revenues...............................    $     --     $28,256      $ 307       $3,178        $  113           $31,854
For the three months ended September 30, 2006
   Cost of Services.......................          --      25,647         22        2,114            --            27,783
                                              --------     -------      -----       ------        ------           -------
   Contribution...........................          --       2,609        285        1,064           113             4,071
   Operating Margin.......................          --         9.2%      92.8%        33.5%        100.0%             12.8%

   General and administrative.............      3,217           --         --           --            --             3,217
   Interest, net..........................        (95)          --         --           --            --               (95)
                                             ---------     -------      -----       ------        ------          --------
   Income before income taxes.............     (3,122)       2,609        285        1,064           113              949
   Depreciation expense included above....    $   159      $   883      $  --       $   --        $   --          $ 1,042
   Capital expenditures...................    $   122      $   679      $  --       $   --        $   --          $   801
     Total assets.........................    $27,145      $41,051      $ 266       $  230        $1,086          $69,778
For the nine months ended September 30, 2006
   Revenues...............................    $    --      $84,401      $ 894       $8,434          $368          $94,097
   Cost of Services.......................         --       76,927         23        5,630           (72)          82,508
                                              -------     --------      -----       ------        ------          -------
   Contribution...........................         --        7,474        871        2,804           440           11,589
   Operating Margin.......................         --          8.9%      97.4%        33.2%        119.6%            12.3%

   General and administrative.............      9,221           --         --           --            --            9,221
   Interest, net..........................       (218)          --         --           --            --             (218)
                                              -------      -------      -----       ------        ------          -------
   Income before income taxes.............     (9,003)       7,474        871        2,804           440            2,586
   Depreciation expense included above....    $   447      $ 2,708      $  --       $   --        $   --          $ 3,155
   Capital expenditures...................    $   550      $ 1,700      $  --       $   --        $   --          $ 2,250
     Total assets.........................    $27,145      $41,051      $ 266       $  230        $1,086          $69,778
For the three months ended September 30, 2005
   Revenues...............................    $    --      $26,552      $ 227       $2,308        $4,869          $33,956
   Cost of Services.......................         --       23,739         41        1,606         4,670           30,056
                                              -------      -------      -----       ------       -------          -------
   Contribution...........................         --        2,813        186          702           199            3,900
   Operating Margin.......................         --         10.6%      81.9%        30.4%         4.1%             11.5%

   General and administrative.............      3,204           --         --           --            --            3,204
   Interest, net..........................        (16)          --         --           --            --              (16)
                                              -------      -------      -----       ------        -------         -------
   Income before income taxes.............     (3,188)       2,813        186          702           199              712
   Depreciation expense included above....    $    85      $   889      $  --        $  --        $   --             $974
   Capital expenditures...................    $   250      $   404      $  --        $  --        $   --             $654
   Total assets...........................    $11,713      $45,802      $  30        $ 287        $1,966          $59,798




                                                                 Providers                 Consumers
                                                          ----------------------     --------------------
                                                          Fertility                  Shared
                                               Corporate  Partners    Affiliates      Risk  Pharmaceutical       Consolidated
                                               ---------  --------    ----------      ----  --------------       ------------
For the nine months ended September 30, 2005
   Revenues...............................    $     --      $77,630       $694       $5,759       $14,033          $98,116
   Cost of Services.......................          --       69,759         86        3,983        13,480           87,308
                                              --------     --------      -----       ------      --------          -------
   Contribution...........................          --        7,871        608        1,776           553           10,808
   Operating Margin.......................          --         10.1%      87.6%        30.8%         3.9%             11.0%

   General and administrative.............      8,903            --         --           --            --            8,903
   Interest, net..........................        (64)           --         --           --            --              (64)
                                             ---------     --------      -----       ------        ------          -------
   Income before income taxes.............     (8,839)       7,871         608        1,776           553            1,969
   Depreciation expense included above....    $   286      $ 2,633        $ --       $   --        $   --          $ 2,919
   Capital expenditures...................    $   813      $ 2,856        $ --       $   --        $   --          $ 3,669
   Total assets...........................    $11,713      $45,802        $ 30       $  287        $1,966          $59,798

As of December 31, 2005
     Total assets.........................    $21,038      $43,161        $ 46       $  241        $2,147          $66,633

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

     As of September 30, 2006 and December 31, 2005, Due to Medical Practices was comprised of the following balances:

                                                         2006          2005
                                                       ---------     --------

       Advances to FertilityPartners.................   $(13,061)    $(12,727)
       Undistributed Physician Earnings..............      2,004        3,721
       Physician Practice Patient Deposits...........     14,905       13,955
                                                       ---------      -------
       Due to Medical Practices, net.................  $   3,848      $ 4,949
                                                       =========      =======


NOTE 6 -- STOCK-BASED EMPLOYEE COMPENSATION:

     As of September 30, 2006, we had two stock-based employee compensation plans, which are described more fully in Note 13 of the financial statements in our most recent Annual Report on Form 10-K.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". In 2005, we used APB Opinion No. 25 to account for the value of stock options granted to employees. Effective January 1, 2006, we adopted SFAS No. 123(R). For the three months and nine months ended September 30, 2006, we recorded a charge to earnings to recognize compensation expense of $0 and $87,000, respectively, related to the value of outstanding stock options issued in prior years which vested in 2006. As of September 30, 2006, we had no unrecognized compensation costs related to stock options which had been previously granted under our plans as all options are currently vested.

     We also issue restricted stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers vests over a period of three years. Our General and Administrative expense includes compensation costs recognized in connection with these restricted stock grants of $99,000 and $300,000 for the three and nine month periods ended September 30, 2006, and $98,000 and $224,000 for the three and nine month periods ended September 30, 2005.

NOTE 7 -- HEDGING TRANSACTION:

     In the normal course of business we are exposed to the risk that our earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments.

     During the second quarter of 2006, we entered into an interest rate swap agreement designed to hedge the risks associated with our floating rate debt. As a result of this agreement, our net income includes financing costs associated with this transaction of approximately $1,000 in the third quarter of 2006, and we expect to record additional financing costs of less than $10,000 over the coming twelve months, given current interest rate forecasts. In addition to the costs included in our reported net income, this hedge also generated a non-recognized loss of approximately $11,000 which is reported as part of our comprehensive income.

     We deem this hedge to be highly effective as it shares the same valuation, termination date and amortization schedule as the underlying debt subject to the hedge. In addition the swap transaction was structured such that the change in fair value of the swap inversely mimics the hedged item. As of September 30, 2006, we had no other hedge or derivative transactions.

     The following table summarizes total comprehensive income for the applicable periods (000's omitted):

                                                                  For the                   For the
                                                            three-month period         nine-month period
                                                            ended September 30,       ended September 30,
                                                            -------------------       -------------------
                                                             2006         2005         2006         2005
                                                            ------       ------       -------      ------

     Net income as reported..........................        $582         $478         $1,591      $1,259
     Net gain (loss) on derivative transactions......          33           --            (11)         --
                                                             ----         ----         ------      ------

     Total comprehensive income......................        $615         $478         $1,580      $1,259
                                                             ====         ====         ======      ======


NOTE 8 -- LITIGATION:

     From time to time, we are party to legal proceedings in the ordinary course of business. As of September 30, 2006, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 9 -- RECENT ACCOUNTING STANDARDS:

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, We do not expect the adoption of this standard to have a material effect on our financial statements.

NOTE 10 -- RESTATEMENT:

     During October 2006, we provided notification that our financial statements for 2005 and the first two quarters of 2006 could not be relied on, and will be restated due to an accounting error. The restatements will not result in any changes to net income or earnings per share for any period, but will, as of March 31, 2005, have the effect of increasing intangible assets by $2,035,000, decreasing deferred tax assets by $977,000 and increasing deferred tax liabilities by $1,058,000, all non-cash items.


     The information related to December 31, 2005 and September 30, 2005 contained in this document have been restated to reflect the correction of the error described above.

       As a result of the error described above, we expect to file amendments to our Form 10-K and our Forms 10-Q for the above-mentioned periods in the next forty-five days with the Securities and Exchange Commission to reflect the correct accounting and related disclosures.

The following table illustrates the impact of the correction:
                                                          As
                                                      Previously
                                                       Reported      Restated
                                                       --------      --------
         Balance Sheet Summary
         June 30, 2006
         Total Assets.................................   $67,976      $69,473
         Total Liabilities............................    29,725       31,222
         Total Stockholders' Equity...................    38,251       38,251

         March 31, 2006
         Total Assets.................................    64,004       65,154
         Total Liabilities............................    26,377       27,527
         Total Stockholders' Equity...................    37,627       37,627

         December 31, 2005
         Total Assets.................................    65,575       66,633
         Total Liabilities............................    28,775       29,833
         Total Stockholders' Equity...................    36,800       36,800

         Statement of Operations Summary
         Six Months ended June 30, 2006
         Revenues.....................................    62,284       62,243
         Income before taxes..........................     1,678        1,637
         Income tax provision.........................       669          628
         Net Income...................................     1,009        1,009
         Earnings Per Share...........................      0.15         0.15

         Three Months ended March 31, 2006
         Revenues.....................................    30,454       30,434
         Income before taxes..........................       792          772
         Income tax provision.........................       316          296
         Net Income...................................       476          476
         Earnings Per Share...........................      0.07         0.07

         Year ended December 31, 2005
         Revenues.....................................   128,890      128,809
         Income before taxes..........................     2,788        2,707
         Income tax provision.........................     1,065          984
         Net Income...................................     1,723        1,723
         Earnings Per Share...........................      0.28         0.28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with IntegraMed America Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

     IntegraMed America, Inc. offers products and services to patients and providers in the fertility industry. As of September 30, 2006, we have developed a network comprised of twenty-nine contracted fertility centers in major markets across the United States, products and services designed to support fertility center growth, products and services in the pharmaceutical and patient financing areas, and captive insurance offerings. Twenty-one affiliate fertility centers subscribe to discrete service packages provided by us and have the right to distribute our consumer products, and eight fertility centers have access to our entire portfolio of products and services under our comprehensive FertilityPartners(TM) program. All twenty-nine centers have access to our consumer services, principally Shared Risk Refund and pharmaceutical offerings, as well as patient financing products.

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


     During October 2006, we provided notification that our financial statements for 2005 and the first two quarters of 2006 could not be relied on, and will be restated due to an accounting error. The restatements will not result in any changes to net income or earnings per share for any period, but will, as of March 31, 2005, have the effect of increasing intangible assets by $2,035,000, decreasing deferred tax assets by $977,000 and increasing deferred tax liabilities by $1,058,000, all non-cash items.

Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the three and nine-month periods ended September 30, 2006 and 2005:

                                                                  For the                       For the
                                                            three-month period             nine-month period
                                                            ended September 30,           ended September 30,
                                                            -------------------           -------------------
                                                             2006         2005              2006        2005
                                                            ------       ------           -------      ------
         Revenues, net:

           Provider services...........................      89.7%       78.9%             90.6%        79.8%
           Consumer services...........................      10.3%       21.1%              9.4%        20.2%
             Total revenues............................     100.0%      100.0%            100.0%       100.0%

         Costs of services incurred:
           Provider services...........................      80.6%       70.0%             81.8%        71.2%
           Consumer services...........................       6.6%       18.5%              5.9%        17.8%
             Total costs of service....................      87.2%       88.5%             87.7%        89.0%

         Contribution:
           Provider services...........................       9.1%        8.9%              8.8%         8.6%
           Consumer services...........................       3.7%        2.6%              3.5%         2.4%
             Total contribution........................      12.8%       11.5%             12.3%        11.0%


         General and administrative expenses...........      10.1%        9.4%              9.8%         9.1%
         Interest income...............................      (0.8)%      (0.4)%            (0.8)%       (0.4)%
         Interest expense..............................       0.5%        0.4%              0.6%         0.3%
                Total other expenses...................       9.8%        9.4%              9.6%         9.0%

         Income from operations before income taxes....       3.0%        2.1%              2.7%         2.0%
         Income tax provision..........................       1.2%        0.7%              1.0%         0.7%
         Net income ...................................       1.8%        1.4%              1.7%         1.3%

Three Months Ended  September 30, 2006 Compared to Three Months Ended
  September 30, 2005

       Our reported revenues decreased by $2.1 million, or 6.2%, to $31.9 million for the three months ended September 30, 2006, compared to $34.0 million for the same period in 2005. The third quarter of 2005 included pharmaceutical revenue of $4.7 million, which due to the contract change discussed above, must be excluded from 2005 revenues to make them comparable with 2006. Other significant factors affecting our reported revenues were as follows:

(i) Provider Services -

              Revenues from our Provider Services unit, comprised primarily of our FertilityPartner locations, Affiliate members and ARTIC services, increased by $1.8 million, or 6.7% from the same quarter in the prior year. Approximately $1.7 million of this increase resulted from consumer driven organic growth within our eight FertilityPartner centers.

              Revenues from our Affiliate clinics increased approximately $0.1 million in the third quarter of 2006 compared to the second quarter of 2005, reflecting our growing network of affiliated fertility clinics, which increased from seventeen clinics as of September 30, 2005 to twenty two clinics as of September 30, 2006.

(ii) Consumer Services -

              During the third quarter of 2006, our Shared Risk Refund program continued to see significant double digit year-over-year growth with second quarter 2006 revenues of $3.2 million, an increase of $0.9 million, or 38%, above 2005 revenues of $2.3 million for the same period. This product offering continues to show strong growth with the third quarter of 2006 attaining record patient enrollment rates.

              Pharmaceutical revenue was $0.1 million for quarter ended September 30, 2006, compared to $4.9 million for the same quarter in 2005. This reduction in revenue is primarily the result of a change in contract terms with our strategic partner in the pharmaceutical business, which became effective on October 1, 2005. Under the new contract terms, we no longer record the sales of pharmaceutical products as revenue and the cost of these products as costs of sales, but rather report net marketing fees associated with those sales. While these new terms have an effect on our reported revenues, and associated cost of sales, they will not have any impact on our net profit from those sales. As a result, reported revenues for 2005 should be reduced by $4.7 million to be comparable with 2006 revenues.


     Contribution for the quarter ended September 30, 2006 of $4.1 million increased approximately $0.2 million, or 4.4%, from the same quarter in 2005. As a percentage of revenue, our contribution margin for the quarter increased to 12.8% in 2006 relative to 11.5% in 2005, due primarily to the current presentation of "net pharmaceutical revenue" as discussed above, as well as the continued growth of our Shared Risk Refund program. The following factors had a significant impact on contribution:

(i) Provider Services -

              Contribution from our FertilityPartners segment of $2.6 million for the third quarter of 2006, was slightly below their contribution of $2.8 million in the prior year. Despite revenue growth of $1.7 million, or 6.4%, previously negotiated fee reductions at three FertilityPartners clinics hampered contribution growth. The year 2006 represents the final year of our multi-year fee realignment program. With the fee structures we currently have in place, we expect that continued revenue growth in future years will directly translate into growth in contribution.

              Our Affiliate clinics generated contribution of $0.3 million in 2006, an increase of $0.1 million from their contribution in 2005. This increase is primarily the result of additional Affiliate clinics participating in our network since the third quarter of 2005.

(ii) Consumer Services -

              Contribution from our Shared Risk Refund program rose by approximately 52%, to $1.1 million for the quarter ended September 30, 2006, from $0.7 million in the same quarter of 2005. This growth is attributable to increased patient enrollment and continued favorable pregnancy outcomes, especially during early treatment cycles.

              Pharmaceutical contribution of $0.1 million in third quarter of 2006 was essentially consistent with the contribution level in 2005. As previously stated, the change in contract terms with our strategic partner in the pharmaceutical business was designed to have no effect on our contribution from the underlying sales.

     General and Administrative expenses are comprised of salaries, benefits, administrative, regulatory compliance, and operational support costs which are not specifically related to individual clinical operations or other product offerings. These costs were $3.2 million for both the third quarter of 2006 and 2005. Higher depreciation costs of $73,000 in the third quarter of 2006 versus the third quarter of 2005, were essentially offset by lower benefit related costs in 2006 relative to 2005.

     Interest income increased to $269,000 for the quarter ended September 30, 2006, from $137,000 in 2005. This increase is primarily attributed to interest earnings on our higher cash balances in 2006. Interest expense increased to $174,000 for the third quarter of 2006, from $121,000 in 2005, primarily as a result of interest charges on higher debt levels associated with our December 2005 amended credit agreement with Bank of America.

     Our provision for income tax was approximately $0.4 million in 2006, or 38.7% of pre-tax income, compared to $0.2 million, or 32.9% of 2005 pre-tax income. Our effective tax rates for both 2006 and 2005 reflect provisions for both current and deferred federal and state income taxes. The lower effective tax rate in 2005 related to revised estimates of current state tax liabilities.


Nine months Ended September 30, 2006 Compared to Nine months Ended
  September 30, 2005

     Our reported revenues for the first nine months of 2006 were $94.1 million, a decrease of $4.0 million, or 4.1%, from revenues of $98.1 million in 2005. Our 2005 results include pharmaceutical revenue of $13.5 million, which due to the previously discussed contract change, must be excluded from 2005 revenues to make them comparable with 2006 results. Other significant factors affecting our reported revenues were as follows:

(iii) Provider Services -

              Revenues from our Provider Services unit increased by $7.0 million, or 8.9% from the same period in the prior year. Approximately $6.8 million of this increase resulted from same store growth within our FertilityPartner centers with all clinics reporting higher revenue. Underlying these increases is our multi-faceted marketing effort with initiatives on physician referrals, field sales, internet advertising and other direct to consumer efforts. Each of our FertilityPartner locations maintains a staff of full-time, professionally trained team members focused on patient recruitment and retention.

              Revenues from our Affiliate clinics increased approximately $0.2 million in nine months ended September 30, 2006 compared to the same period in 2005. This increase is primarily the result of five additional Affiliated clinics participating in our Network as of September 30, 2006, versus the same period in the prior year.

(iv) Consumer Services -

              Our Shared Risk Refund program continued to see significant growth with revenues of $8.4 million for the first nine months of 2006, up $2.7 million or 46%, over the first nine months of 2005. Consumer interest in this program remains strong, with patient enrollments during the first nine months of 2006 increasing over their 2005 rates.

              Pharmaceutical revenue was $0.4 million for the nine months ended September 30, 2006, compared to $14.0 million for the same period in 2005. As noted above, approximately $13.5 million of this reduction in revenue is the result of the previously discussed change in contract terms with our strategic partner in the pharmaceutical business, which became effective on October 1, 2005.

     Contribution for the nine months ended September 30, 2006 of $11.6 million represents an increase of $0.8 million, or 7.2%, from the same period in 2005. As a percentage of revenue, our contribution margin for the first nine months of 2006 increased to 12.3% versus 11.0% in 2005. This increased margin percentage is primarily due to the current presentation of "net pharmaceutical revenue" as discussed above as well as the relative growth of our higher margin Shared Risk Refund program. The following factors had a significant impact on contribution:

(iii) Provider Services -

              Contribution from our FertilityPartners segment of $7.5 million, or 8.9% of related revenues, for the first half of 2006 was slightly below prior year contribution of $7.9 million, or 10.1% of revenues. Contribution amounts were primarily affected by previously disclosed fee reductions at several FertilityPartners clinics. The year 2006 represents the final year of our multi-year fee realignment program. With the currently contracted fee structures in place, we expect that continued organic revenue growth in future years will directly translate into growth in contribution dollars and margin percentage.

              Our Affiliate clinics generated contribution of $0.9 million in the first nine months of 2006, an increase of $0.3 million from their contribution in the same period of 2005. This increase is primarily the result of network expansion by obtaining additional Affiliate clinic contracts. As of September 30, 2006, we had twenty two Affiliate clinics under contract, versus seventeen as of September 30, 2005.

(iv) Consumer Services -

              Contribution from our Shared Risk Refund program rose by 58%, to $2.8 million for the first nine months of 2006, from $1.8 million in the first nine months of 2005. This growth is attributable to higher patient throughput and continued favorable pregnancy rates on treatment cycles.

              Pharmaceutical contribution of $0.4 million in 2006 was essentially even with contribution in 2005. Our pharmaceutical contribution is directly dependent upon fees we receive related to the volume of pharmaceutical products sold by ivpcare, inc., our pharmaceutical business partner. In an effort to increase these fees, we are continuing our efforts to promote pharmaceutical sales volume throughout our network.

     General and Administrative expenses totaled $9.2 million, or 79.6% of contribution, for the first nine months of 2006, compared to $8.9 million, or 82.4% of contribution, for the comparable period in 2005. These costs are comprised of administrative, regulatory and operational support costs which are not specifically related to our product offerings. The $0.3 million increase in costs in 2006 is mainly related to additional employee related expenses and fixed asset depreciation in 2006 relative to 2005.

     Interest income increased to $750,000 for the nine month period ended September 30, 2006, from $352,000 in the same period of 2005. This increase is primarily related to interest earnings on our higher cash balances as well as higher market interest rates relative to 2005. Interest expense increased to $532,000 for the first nine months of 2006, from $288,000 in 2005, primarily as a result of interest charges on our higher debt levels associated with our December 2005 financing with Bank of America.

     Our provision for income tax was $1.0 million in 2006, or 38.5% of pre-tax income, compared to $0.7 million, or 36.1% of 2005 pre-tax income. Our effective tax rates for both 2006 and 2005 reflect provisions for both current and deferred federal and state income taxes. The lower 2005 effective tax rates was due to revised current state tax liabilities.

Off-balance Sheet Arrangements

     FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's") addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIE's, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2006, we do not have an interest in any VIE's where we are the primary beneficiary, therefore the adoption of FIN 46 had no impact on our financial statements.

 Liquidity and Capital Resources

     As of September 30, 2006, we had approximately $27.8 million in cash and cash equivalents on hand as compared to $22.5 million at December 31, 2005. Additionally, we had working capital of approximately $10.4 million, at September 30, 2006, an increase of $3.7 million from working capital of $6.7 million as of December 31, 2005. Our increased working capital is largely attributed to cash flows generated from operating activities.

     Shared Risk Refund patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future Shared Risk revenues. These deposits totaled approximately $6.5 million and $4.7 million as of September 30, 2006 and December 31, 2005, respectively. These deposits are a significant source of cash flow and represent interest-free financing for us.

     As of September 30, 2006, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements. However, we anticipate upcoming capital expenditures of approximately $1.0 million for the remainder of 2006. These expenditures are primarily related to medical equipment and information system acquisitions and leasehold improvements. We believe that working capital, specifically cash and cash equivalents, remain at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

     In December 2005, we amended our existing credit facility with Bank of America. The amended facility is comprised of a $10 million three-year revolving line of credit and a $10 million 5-year term loan. As of September 30, 2006, approximately $8.9 million of the term loan was outstanding with a remaining term of 4.25 years, with no balance outstanding under the revolving line of credit.

     Each component of our amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 1.75% to 2.50% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of September 30, 2006, interest on the term loan was payable at a rate of approximately 5.32% plus the applicable margin. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.

Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of September 30, 2006, we had no outstanding balance on our $10 million revolving line of credit. Due to lower eligible outstanding accounts receivable balances, resulting from increased collections, approximately $9.8 million of the revolving line of credit was available to us.

     In order to mitigate the interest rate risk associated with our term loan, we entered into an interest rate swap agreement with Bank of America in April 2006. The effect of this swap transaction was to effectively fix the interest rate on our term loan at 5.42% plus the applicable margin for the life of the loan.

     Our Bank of America credit facility is collateralized by substantially all of our assets. As of September 30, 2006, we were in full compliance with all applicable debt covenants. We also continuously reviewing our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations and other commercial commitments at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                      Total     Less than 1 year     1 - 3 years     4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------

Notes Payable.................     $8,928,000       $1,428,000       $ 2,858,000     $ 4,642,000    $        --
Capital lease obligations.....         93,000           74,000            19,000              --             --
Derivative valuation..........         11,000            2,000             9,000              --             --
Interest on debt..............        988,000          441,000           362,000         185,000             --
Operating leases..............     45,992,000        6,439,000        10,916,000       9,486,000     19,151,000
Total contractual cash
    obligations...............    $56,012,000       $8,384,000       $14,164,000     $14,313,000    $19,151,000

                                                    Amount of Commitment and Expiration Per Period

                                   Total        Less than 1 year    1 - 3 years     4 - 5 years    After 5 years
                                 --------       ----------------  ----------------  -------------  -------------
Unused lines of credit........    $10,000,000       $       --       $10,000,000     $       --     $        --

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

New Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, We do not expect the adoption of this standard to have a material effect on our financial statements.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of business our interest income and expense items are sensitive to changes in the general level of interest rates. During the second quarter of 2006 we entered into a derivative transaction designed to hedge our variable rate term loan. As a result of this derivative transaction we have successfully shielded ourselves from interest rate risks associated with our term loan. We are currently subject to interest rate risks associated with our short term investments and certain advances to our FertilityPartner clinics, both of which are tied to either short term interest rates or the prime rate. As of September 30, 2006, a one percent change in interest rates would impact our pre-tax income by approximately $250,000 annually.


Item 4. Controls and Procedures


     (a) Evaluation of disclosure controls and procedures.


     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of September 30, 2006 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings. This conclusion is based on the material weakness in our internal control over financial reporting referred to below.

     (b) Changes in internal controls.

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting. On October 30, 2006 management identified, and subsequently reported to the Audit Committee of the Board of Directors, a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness resulted in an error in our audited financial statements for the fiscal year ended December 31, 2005 and our unaudited financial statements and financial information for the three and six-month periods ended March 31, 2006 and June 30, 2006. As discussed in Note 10 to the condensed consolidated financial statements contained in Item 1 of this Form 10-Q, the related financial statements will be restated in order to correct an error regarding the deferred income tax accounting of acquiring the stock of Reproductive Partners, Inc. in January, 2005 in accordance with Financial Accounting Standards Board Emerging Issues Taskforce Issue No. 98-11- "Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations". The error was found after we reviewed our accounting for the above-mentioned transaction and noted that we did not properly account for the difference between the amount paid in the transaction (the book basis) and the tax basis of the assets acquired and therefore we understated the asset acquired and also understated the related deferred tax accounts. To remediate this material weakness we will implement additional controls and procedures related to the review and approval of accounting for non-routine transactions.

     Other than these changes, there were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.

                  From time to time, we are party to legal proceedings in the ordinary course of business. As of September 30, 2006, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

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


                                        INTEGRAMED AMERICA, INC.
                                        (Registrant)




Date:    November 14, 2006              By:/s/:  John W. Hlywak, Jr.
                                                 -------------------
                                                 John W. Hlywak, Jr.
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                Exhibit
--------                              -------


31.1       --     CEO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2006.

31.2       --     CFO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2006.

32.1       --     CEO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2006.

32.2       --     CFO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2006.