Form 10-K/A
period 2005-12-31
INTEGRAMED AMERICA INC
filed 2006-12-27
CIK 885988

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-K/A
                                 Amendment No. 1


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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes____ No __X__

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

===============================================================================

                                Explanatory Note

During October 2006, we provided notification that our financial statements for 2005 and the first two quarters of 2006 could not be relied upon, and will be restated due to an accounting error. The restatements will not result in any changes to net income or earnings per share for any period, but will, as of December 31, 2005, have the effect of increasing Intangible assets by $1,954,000, decreasing deferred tax assets by $896,000 and increasing deferred tax liabilities by $1,058,000, all non-cash items.

Except as discussed above, and except as required to reflect the effects of the restatement in this Form 10-K/A, we have not modified or updated disclosures presented in the original annual report on Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing. The following items have been amended as a result of the restatement:

   Part I  - Item 1   - Business: Segment Information and Significant Service
                        Contracts

   Part II - Item 6   - Selected Financial Data

   Part II - Item 7   - Management's Discussion and Analysis

   Part II - Items 9a - Controls and Procedures

   Part IV - Item 15  - Exhibits and Financial Statements Schedules

In addition, in accordance with applicable SEC rules, this amended Annual Report on Form 10-K/A includes updated certifications from our Chief Executive Officer
(CEO) and Chief Financial Officer (CFO).

Please refer to Note 2 to the accompanying Consolidated Financial Statements for additional information on the restatement.

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

Segment Information - RESTATED

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

                                                            Fertility                     Shared
                                               Corporate    Partners       Affiliates      Risk    Pharmaceutical  Consolidated
                                               ---------    --------       ----------      ----   --------------  ------------
For the Year ended December 31, 2005

     Revenues...............................    $     --      $105,277       $  952     $  8,391      $14,189       $128,809
     Cost of Services.......................          --        94,763           86        5,760       13,480        114,089
                                                --------      --------       ------     --------      -------       --------
     Contribution...........................          --        10,514          866        2,631          709         14,720
     Operating Margin.......................                     10.0%        91.0%        31.4%         5.0%          11.4%

     General and administrative.............      12,205            --           --           --           --         12,205
     Interest, net..........................        (192)           --           --           --           --           (192)
                                                 -------      --------       ------     --------      -------       --------
     Income before income taxes.............    $(12,013)      $10,514      $   866     $  2,631      $   709       $  2,707
                                                 =======       =======      =======     ========      =======       ========
     Depreciation expense included above....    $    421        $3,538      $    --     $     --      $    --       $  3,959
     Capital expenditures...................    $    871        $3,097      $    --     $     --      $    --       $  3,968
     Total assets...........................    $ 22,992       $41,207      $    46     $    241      $ 2,147       $ 66,633


For the Year ended December 31, 2004
     Revenues...............................    $     --       $86,080      $ 1,287     $  4,548      $15,738       $107,653
     Cost of Services.......................          --        76,706          393        3,557       15,189         95,845
                                                --------      --------       ------     --------      -------       --------
     Contribution...........................          --         9,374          894          991          549         11,808
     Operating Margin.......................                     10.9%         69.5%        21.8%         3.5%          11.0%

     General and administrative.............      9,789             --           --           --           --          9,789
     Interest, net..........................         36             --           --           --           --             36
                                                --------      --------       ------     --------      -------       --------
     Income before income taxes.............    $(9,825)      $  9,374      $   894      $   991      $   549       $  1,983
                                                =======        =======      =======     ========      =======       ========
     Depreciation expense included above....    $   352       $  2,660      $    --      $    --      $    --       $  3,012
     Capital expenditures...................    $   543       $  7,119      $    --      $    --      $    --       $  7,662
     Total assets...........................    $12,857       $ 38,456      $    87      $   285       $2,117       $ 53,802

For the Year ended December 31, 2003
     Revenues...............................    $    --       $ 74,408     $    563     $  2,418      $16,301       $ 93,690
     Cost of Services.......................         --         65,479           60        1,864       15,830         83,233
                                                -------       --------   ----------     --------      -------       --------
     Contribution...........................         --          8,929          503          554          471         10,457
     Operating Margin.......................                      12.0%        89.3%        22.9%         2.9%          11.2%

     General and administrative.............      8,761             --           --           --           --          8,761
     Interest, net..........................        (16)            --           --           --           --            (16)
                                                -------       --------      -------     --------      -------       --------
     Income before income taxes.............    $(8,745)      $  8,929      $   503     $    554      $   471       $  1,712
                                                =======       ========      =======     ========      =======       ========
     Depreciation expense included above....    $   317       $  1,846      $    --     $     --      $    --       $  2,163
     Capital expenditures...................    $   440       $  7,195      $    --     $     --      $    --       $  7,635
     Total assets.........................      $ 8,436       $ 36,167      $    63     $    211      $ 1,562        $46,439


Significant Service Contracts - RESTATED

     For the years ended December 31, 2005, 2004, and 2003 the following fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

                                           Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2005      2004       2003         2005      2004       2003
                                        -------   ------     ------       -------   ------     ------
     R.S.C. of Boston...............      9.6      11.3       10.4         10.8       13.4      13.9
     Fertility Centers of Illinois..     20.3      25.6       27.9         11.6       22.3      26.4
     Shady Grove Fertility Center...     21.1      21.5       20.7         21.6       24.9      25.0

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

                                           Common Stock
                                         High        Low
         2004
         First Quarter............       8.44       6.12
         Second Quarter...........       8.25       5.71
         Third Quarter............       7.31       5.50
         Fourth Quarter...........      13.26       5.91

         2005
         First Quarter............      13.00       8.58
         Second Quarter...........      12.01       7.35
         Third Quarter............      13.48       8.00
         Fourth Quarter...........      13.80      10.18

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


ITEM 6.  Selected Financial Data - RESTATED

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

Statement of Operations Data :

                                                                           December 31,
                                                -------------------------------------------------------------
                                                  2005         2004           2003         2002        2001
                                                --------     --------      ---------    ---------   ---------
                                                            (in thousands, except per share amounts)


Revenues, net................................  $128,809      $107,653        $93,690      $88,200     $73,898
Costs of services incurred...................   114,089        95,845         83,233       78,349      64,013
                                                -------      --------        -------      -------     -------
Contribution.................................    14,720        11,808         10,457        9,851       9,885
General and administrative expenses..........    12,205         9,789          8,761        8,097       7,827
Total other expenses, net....................      (192)           36            (16)          52         102
                                                -------      --------        -------      -------     -------
Income before taxes..........................     2,707         1,983          1,712        1,702       1,956
Provision (benefit) for income taxes.........       984           797            668          562      (4,557)
                                                -------      --------        -------      -------     -------
Net income...................................     1,723         1,186          1,044        1,140       6,513
Less: Dividends paid and/or accrued on

   Preferred Stock...........................        --            --             --           69         133
                                                -------      --------        -------      -------     -------
Net income applicable to Common
   Stock ....................................    $1,723        $1,186       $  1,044     $  1,071     $ 6,380
                                                 ======         =====       ========     ========     =======


Basic EPS....................................     $0.36         $0.26       $   0.24    $    0.26    $   1.59
                                                  =====         =====       ========    =========    ========
Diluted EPS..................................     $0.34         $0.25       $   0.22    $    0.24    $   1.55
                                                  =====         =====       ========    =========    ========

Weighted average shares - basic..............     4,839         4,620          4,437        4,154       4,005
                                                  =====         =====      =========    =========   =========
Weighted average shares  - diluted...........     5,003         4,831          4,662        4,508       4,128
                                                  =====         =====      =========    =========   =========

Balance Sheet Data:
                                                                           December 31,
                                                 -------------------------------------------------------------
                                                  2005         2004            2003         2002         2001
                                                 ------      --------       ---------     --------     -------
                                                                          (in thousands)


Working capital (1)..........................    $6,650     $     301        $ 3,294      $ 3,511     $ 4,208
Total assets ................................    66,633        53,802         46,439       42,165      39,687
Total indebtedness...........................    10,147         5,239          7,511        1,410       2,691
Accumulated deficit..........................   (11,707)      (13,430)       (14,616)     (15,660)    (16,800)
Shareholders' equity.........................    36,800        34,443         32,850       31,557      30,615

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

Results of Operations - RESTATED

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the years ended December 31, 2005, 2004 and 2003:

                                                   2005        2004      2003
                                                  ------      ------    ------
         Revenues, net:
           Provider services ..................   82.5%       81.2%     80.0%
           Consumer services ..................   17.5%       18.8%     20.0%
                                                 -----        -----    -----
           Total revenues .....................  100.0%      100.0%    100.0%

         Costs of services incurred:
           Provider services ..................   73.6%       71.6%     70.0%
           Consumer services ..................   14.9%       17.4%     18.9%
                                                 -----       -----     -----
           Total costs of service .............   88.5%       89.0%     88.9%

         Contribution:

           Provider services ..................    8.8%        9.6%     10.0%
           Consumer services ..................    2.6%        1.4%      1.1%
                                                  ----        -----     -----
           Total contribution .................   11.4%       11.0%     11.1%


         General and administrative expenses...    9.5%        9.1%      9.3%
         Interest income.......................   (0.4)%      (0.2)%    (0.1)%
         Interest expense......................    0.2%        0.3%      0.1%
                                                  ----        -----     -----
                Total other expenses...........    9.3%        9.2%      9.3%

         Income from operations before
           income taxes........................    2.1%        1.8%      1.8%
         Income tax provision..................    0.8%        0.7%      0.7%
                                                  ----         ---       ---
         Net income ...........................    1.3%        1.1%      1.1%


     2005 Compared to 2004 - RESTATED

     Our revenues increased by $21.2 million, or 19.7%, to $128.8 million for the year ended December 31, 2005, as compared to $107.7 million in 2004. Significant factors contributing to this increase were:

(i) Provider Services -


               Revenues from our FertilityPartners centers increased by $19.2 million, or 22.3% from the prior year. Approximately $12.1 million of this increase came from our two most recently added FertilityPartners in Seattle and Southern California who joined our network on January 1, 2004, and January 1 2005, respectively. Organic growth of 8.2% at our other six FertilityPartner clinics, including $0.1 million in service fees earned from the captive insurance company, accounted for the remaining $7.1 million of revenue growth in 2005 versus 2004. We attribute much of this organic growth to targeted marketing campaigns directed towards prospective patients.

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

     Our 2005 contribution of $14.7 million increased approximately $2.9 million, or 24.7% from 2004. As a percentage of revenue, our contribution margin increased to 11.4% in 2005 versus 11.0% in 2004. The following factors had a significant impact on contribution:


(i) Provider Services -

               Contribution from our FertilityPartners centers increased by $1.1 million, or 12.2%, to $10.5 million in 2005, from $9.4 million in the prior year. Our two most recently added FertilityPartners locations in Seattle and Southern California generated $1.3 million of increased contribution. Contribution at our remaining six FertilityPartners was approximately $0.2 million less in 2005 than in 2004. Despite higher revenues, due to the planned phase in of fee reductions at three clinics which has been previously disclosed, the contribution declined. Contribution earned from providing certain administrative services to the captive insurance company totaled approximately $0.1 million in 2005, its first year of operation.

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

     Our provision for income tax was approximately $1.0 million in 2005, compared to $0.8 million in 2004. We paid no Federal income tax in either 2005, or 2004, as we were able to utilize some of our net operating loss generated in prior years. Our effective tax rate for 2005 was approximately 36.3% and reflects a provision for both state and Federal taxes.

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

 Liquidity and Capital Resources - RESTATED

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

                                                               Payments Due by Period

                                      Total     Less than 1 year      1 - 3 years    4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------

Notes Payable.................   $ 10,000,000       $1,428,000       $ 2,858,000     $ 5,714,000    $        --
Capital lease obligations.....        147,000           72,000            75,000              --             --
Operating leases..............     45,657,000        6,324,000        14,855,000       8,206,000     16,272,000
FertilityPartners capital and
    other obligations.........        500,000          500,000                --              --             --
Total contractual cash
    obligations...............    $56,304,000       $8,324,000       $17,788,000     $13,920,000    $16,272,000

                                                      Amount of Commitment Expiration Per Period

                                       Total      Less than 1 year    1 - 3 years   4 - 5 years      After 5 years
                                   -------------  ----------------   -------------  -------------    -------------
Lines of credit...............  $  10,000,000       $       --       $10,000,000      $        --    $       --

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

 ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Our interest expense is sensitive to changes in the general level of interest rates. At December 31, 2005 we had an outstanding balance of $10,000,000 on our term loan. This borrowing has a remaining term of approximately 5 years, and bears interest at either the Prime Rate, or at LIBOR plus a margin. As of December 31, 2005, this borrowing had an interest rate of approximately 6.12%. A one percent change in interest rates would impact our pre-tax and net income by less than $10,000. As of December 31, 2005, we have not entered into any interest rate swap transactions.

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

ITEM 9A. Controls and Procedures - RESTATED

     Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 31, 2005, and, based on the material weaknesses in our internal control over financial reporting described below, have determined that such disclosure controls and procedures were ineffective. In response to this material weakness, management performed additional analysis and other procedures to ensure that our consolidated financial statements included in this Form 10-K were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.


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


     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of the end of the period covered by this Form 10-K, we identified the following material weaknesses in our internal control over financial reporting: (a) a lack of sufficient oversight over and the proper segregation of duties with respect to the processes of initiating, authorizing, recording and processing certain period end closing transactions, as well as the design effectiveness of related fraud detection controls at one of our FertilityPartner locations, and (b) not properly accounting for the deferred income tax aspects of acquiring the stock of Reproductive Partners, Inc., in January 2005.

     With regard to (a), we have evaluated the processes related to period end closing transactions at our other locations and have found the control weakness is isolated to the one FertilityPartner location. To remediate the material weakness referred to above, we are in the process of making personnel changes and changes in assigned roles and responsibilities, which we believe will correct the control weaknesses we have identified. With regard to (b), we have evaluated our internal resources related to income tax accounting and have taken steps to supplement these resources with external tax accounting and tax disclosure expertise.


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

                              FINANCIAL STATEMENTS

                              Item 8 and 15 (a)(1)

                                    Contents

                                                                            Page
INTEGRAMED AMERICA, INC.

  Report of Independent Registered Public Accounting Firm - 2005............ F-2
  Reports of Independent Registered Public Accounting Firm - 2004 and 2003.. F-2
  Consolidated Balance Sheets as of December 31, 2005 and 2004.............. F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2005, 2004 and 2003....................................... F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 2005, 2004 and 2003........................... F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2005, 2004 and 2003....................................... F-6
  Notes to Consolidated Financial Statements................................ F-7

FINANCIAL STATEMENT SCHEDULE

        Reports of Independent Registered Public Accounting Firm
           on Financial Statement Schedule II............................... S-1
        Valuation and Qualifying Accounts................................... S-2

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

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntegraMed America, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company restated its consolidated financial statements as of December 31, 2005.

/s/Amper, Politziner & Mattia, P.C.

Edison, New Jersey
March 23, 2006, except as to Note 2 of the Notes to Consolidated Financial Statements, which are as of November 30, 2006




                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all amounts in thousands, except share amounts)


                                                                                           December 31,
                                                                                         ----------------
                                                                                           2005     2004
                                                                                         -------- -------
                                                                                        (RESTATED)
                                     ASSETS
Current assets:


   Cash and cash equivalents...........................................................  $22,521  $11,300
   Pharmaceutical and other receivables, net...........................................      490    1,346
   Deferred income taxes, net..........................................................      999    1,950
   Prepaids and other current assets...................................................    2,768    2,043
                                                                                         -------  -------
       Total current assets............................................................   26,778   16,639

   Fixed assets, net...................................................................   14,877   14,868
   Exclusive Service Rights and other intangibles, net.................................   24,388   20,519
   Deferred income taxes, net..........................................................       --    1,366
   Other assets........................................................................      590      410
                                                                                         -------  -------
       Total assets....................................................................  $66,633  $53,802
                                                                                         =======  =======


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................................................  $   917  $   519
   Accrued liabilities.................................................................    8,023    7,451
   Current portion of long-term notes payable and other obligations....................    1,500    2,218
   Due to medical practices............................................................    4,949    3,378
   Shared Risk Refund program patient deposits.........................................    4,739    2,772
                                                                                         -------   ------
       Total current liabilities.......................................................   20,128   16,338

Deferred tax liability.................................................................    1,058       --
Long-term notes payable and other obligations..........................................    8,647    3,021
                                                                                         -------  -------

Total Liabilities......................................................................   29,833   19,359

Commitments and Contingencies

Shareholders' equity:
   Common Stock, $.01 par value - 15,000,000 shares authorized in 2005 and 2004 respectively; 5,102,627 and 4,741,467 shares issued and
     outstanding in 2005 and 2004, respectively........................................       51       47
   Capital in excess of par............................................................   49,747   48,456
   Deferred Compensation...............................................................     (354)    (293)
   Treasury stock, at cost - 105,768 and 52,711 shares in 2005 and 2004, respectively..     (937)    (337)
   Accumulated deficit.................................................................  (11,707) (13,430)
                                                                                         -------  -------
       Total shareholders' equity......................................................   36,800   34,443
                                                                                         -------  -------

       Total liabilities and shareholders' equity......................................  $66,633  $53,802
                                                                                         =======  =======



        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)

                                             For the years ended December 31,
                                             --------------------------------
                                               2005       2004        2003
                                             --------    -------    -------
                                             (RESTATED)

Revenues, net

   Provider Services.........................$106,229    $87,367    $74,971
   Consumer Services.........................  22,580     20,286     18,719
                                              -------    -------     ------
        Total revenues....................... 128,809    107,653     93,690


Costs of services and sales:
   Provider Services costs...................  94,849     77,099     65,539
   Consumer Services costs ..................  19,240     18,746     17,694
                                              -------    -------     ------
      Total costs of services and sales...... 114,089     95,845     83,233
                                              -------     ------     ------

Contribution

   Provider Services contribution............  11,380     10,268      9,432
   Consumer Services contribution............   3,340      1,540      1,025
                                              -------    -------    -------
      Total contribution.....................  14,720     11,808     10,457


General and administrative expenses..........  12,205      9,789      8,761
Interest income..............................    (520)      (259)      (125)
Interest expense.............................     328        295        109
                                              -------    -------     ------
   Total other expenses......................  12,013      9,825      8,745
                                              -------    -------     ------


Income before income taxes...................   2,707      1,983      1,712
Income tax provision ........................     984        797        668
                                              -------    -------     ------


Net income...................................  $1,723     $1,186    $ 1,044
                                               ======     ======    =======

Basic and diluted net earnings per share :
     Basic earnings per share................   $0.36      $0.26   $   0.24
                                                =====      =====   ========
     Diluted earnings per share..............   $0.34      $0.25   $   0.22
                                                =====      =====   ========

     Weighted average shares - basic.........   4,839      4,620      4,437
                                                =====      =====   ========
     Weighted average shares - diluted.......   5,003      4,831      4,662
                                                =====      =====   ========



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)


                                        Common Stock     Capital in    Accumulated   Treasury Stock    Deferred     Total
                                       Shares   Amount  Excess of Par    Deficit     Shares  Amount  Compensation  Equity
                                       ------   ------  -------------    -------     ------  ------  ------------  ------

BALANCE AT DECEMBER 31, 2002           4,360    $44      $47,172        $(15,660)       --      $--      $--        $31,556
Issuance of Restricted Stock Grants       75      1          417              --        --       --     (440)           (22)
Stock grant amortization                  --     --           --              --        --       --       125           125
Options and warrants exercised           172      1          146              --        --       --        --           147
Treasury Stock transactions, net          --     --          426              --        90     (426)       --            --
Net income for the year ended 12/31/2003  --     --           --           1,044        --       --        --         1,044
                                        ----   ----      -------        --------       ---     ----     -----       -------

BALANCE AT DECEMBER 31, 2003           4,607     46       48,161         (14,616)       90     (426)     (315)       32,850
Issuance of Restricted Stock Grants       43     --          211              --        --       --      (219)           (8)
Stock grant amortization                  --     --           --              --        --       --       241           241
Options and warrants exercised           273      2          907              --        --       --        --           909
Treasury Stock transactions, net        (182)    (1)        (823)             --       (49)      89        --          (735)
Net income for the year ended 12/31/04    --     --           --           1,186        --       --        --         1,186
                                        ----   ----      -------        --------       ---     ----     -----       -------

BALANCE AT DECEMBER 31, 200           44,741     47       48,456         (13,430)       41     (337)     (293)       34,443
Issuance of Restricted Stock Grants       52      1          436              --        --       --      (451)          (14)
Stock grant amortization                  --     --           --              --        --       --       390           390
Options and warrants exercised           308      3          855              --        --       --        --           858
Treasury Stock transactions, net           2     --           --              --        65     (600)       --          (600)
Net income for the year ended 12/31/05    --     --           --           1,723        --       --        --         1,723
                                        ----   ----      -------        --------       ---     ----     -----       -------

BALANCE AT DECEMBER 31, 2005           5,103   $ 51      $49,747        $(11,707)      106    $(937)    $(354)      $36,800
                                       =====    ===       ======        =======        ===     ====      ====        ======



        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                        For the years ended December 31,
                                                                      -----------------------------------
                                                                        2005         2004         2003
                                                                      -------      --------      -------
                                                                      (RESTATED)
Cash flows from operating activities:
    Net income...................................................      $1,723       $1,186        $1,044
    Adjustments to reconcile net income to
      Net cash provided by operating activities:

      Depreciation and amortization..............................       5,454        4,239         3,342
      Deferred income tax provision..............................       1,421          427           537
      Deferred compensation......................................         390          241           125

    Changes in assets and liabilities Decrease (increase) in assets:
         Pharmaceutical and other accounts receivable............         856          201           108
         Prepaids and other current assets.......................        (725)       1,214          (699)
         Other assets............................................        (180)        (132)            1
      Increase (decrease) in liabilities:

         Accounts payable........................................         398         (741)         (656)
         Accrued liabilities.....................................         450        3,269        (1,172)
         Due to medical practices................................       1,571        4,364        (2,140)
         Shared Risk Refund program patient deposits.............       1,967        1,149           848
                                                                      -------      -------        ------

Net cash provided by operating activities........................      13,325       15,417         1,338
                                                                      -------      -------        ------
Cash flows from investing activities:
    Payment for exclusive FertilityPartners service rights.......      (3,329)      (1,203)       (2,290)
    Acquisition of trademark rights..............................          --          (38)           --
    Proceeds from sale of fixed assets ..........................          --           --           395
    Proceeds from sale of intangible assets......................          --           --           136
    Purchase of fixed assets and leasehold improvements..........      (3,968)      (7,662)       (7,635)
                                                                      -------      -------        ------
Net cash used in investing activities............................      (7,297)      (8,903)       (9,394)
                                                                      -------      -------        ------
Cash flows from financing activities:

    Issuance of Debt.............................................      10,000           --         8,028
    Principal repayments on debt.................................      (5,026)      (2,213)       (1,884)
    Principal repayments under capital lease obligations.........         (66)         (59)          (43)
    Exercise of common stock options and warrants................         285          173           147
                                                                      -------      -------        ------
Net cash (used in) provided by financing activities..............       5,193       (2,099)        6,248
                                                                      -------      -------        ------
Net increase (decrease) in cash and cash equivalents.............      11,221        4,415        (1,808)
Cash and cash equivalents at beginning of period.................      11,300        6,885         8,693
                                                                      -------      -------        ------
Cash and cash equivalents at end of period.......................     $22,521      $11,300        $6,885
                                                                      =======      =======        ======

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

NOTE 2 -- RESTATEMENT:
     During October 2006, we provided notification that our financial statements for 2005 and the first two quarters of 2006 could not be relied on, and would be restated due to an accounting error. The restatements will not result in any changes to net income or earnings per share for any period.

     The restatement was required in order to correct an error regarding the deferred income tax accounting of acquiring the stock of Reproductive Partners, Inc. in January 2005 in accordance with Financial Accounting Standards Board Emerging Issues Taskforce Issue No. 98-11 "Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations". The following table illustrates the impact of the correction:
                                                                As
                                                            Previously
                                                             Reported  Restated
                                                            ---------- --------
Statement of Operations Summary:
Year Ended December 31, 2005
   Revenues................................................  128,890  128,809
   Income before taxes.....................................    2,788    2,707
   Income tax provision....................................    1,065      984
    Net income.............................................    1,723    1,723
    Earnings Per Share.....................................     0.34     0.34

Balance Sheet Summary:
December 31, 2005
   Total Assets............................................   65,575   66,633
   Total Liabilities.......................................   28,775   29,833
   Total Stockholders Equity...............................   36,800   36,800

The information related to December 31, 2005 contained in this document has been restated to reflect the correction of the error described above.


NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                                       For the
                                                                                 twelve-month period
                                                                                 ended December 31,
                                                                          ---------------------------------
                                                                           2005          2004          2003
                                                                          -------      -------       ------
         Net Income, as reported.......................................    $1,723       $1,186       $1,044

         Add: Stock-based employee compensation expense
         included in reported net income, net of related tax
         effects.......................................................       233          144           76

         Deduct:  Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects....................      (409)        (388)        (383)
                                                                          -------       ------       ------

         Pro forma net income..........................................    $1,547       $  942       $  737
                                                                           ======       ======       ======

         Earnings per share:
              Basic-as reported........................................     $0.36        $0.26         $0.24
                                                                            =====        =====         =====
              Basic-pro forma..........................................     $0.32        $0.20         $0.17
                                                                            =====        =====         =====

              Diluted-as reported......................................     $0.34        $0.25         $0.22
                                                                            =====        =====         =====
              Diluted-pro forma........................................     $0.31        $0.20         $0.16
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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 -- SEGMENT INFORMATION - (RESTATED):


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

                                                            Fertility                  Shared
                                               Corporate    Partners    Affiliates      Risk     Pharmaceutical  Consolidated
                                               ---------    --------    ----------      ----     --------------  ------------
For the Year ended December 31, 2005

     Revenues...............................   $     --      $105,277      $  952       $8,391      $14,189       $128,809
     Cost of Services.......................         --        94,763          86        5,760       13,480        114,089
                                               --------      --------      ------       ------      -------       --------
     Contribution...........................         --        10,514         866        2,631          709         14,720
     Operating Margin.......................                     10.0%       91.0%        31.4%         5.0%          11.4%

     General and administrative.............     12,205            --          --           --           --         12,205
     Interest, net..........................       (192)           --          --           --           --           (192)
                                               --------      --------      ------       ------      -------       --------
     Income before income taxes.............   $(12,013)      $10,595      $  866       $2,631      $   709       $  2,707
                                               ========       =======      =======       ======     ========      =========
     Depreciation expense included above....   $    421       $ 3,538      $   --       $   --      $    --       $  3,959
     Capital expenditures...................   $    871       $ 3,097      $   --       $   --      $    --       $  3,968
     Total assets...........................    $22,992       $41,207      $   46       $  241      $ 2,147        $66,633


For the Year ended December 31, 2004
     Revenues...............................   $     --      $ 86,080     $ 1,287       $4,548      $15,738       $107,653
     Cost of Services.......................         --        76,706         393        3,557       15,189         95,845
                                               --------      --------      ------       ------      -------       --------
     Contribution...........................         --         9,374         894          991          549         11,808
     Operating Margin.......................                     10.9%       69.5%        21.8%         3.5%          11.0%

     General and administrative.............      9,789            --          --           --           --          9,789
     Interest, net..........................         36            --          --           --           --             36
                                               --------      --------      ------       ------      -------       --------
     Income before income taxes.............   $ (9,825)     $  9,374    $    894     $    991     $    549       $  1,983
                                                =======      ========    ========     ========     ========      =========
     Depreciation expense included above....   $    352      $  2,660    $     --     $     --     $     --       $  3,012
     Capital expenditures...................   $    543      $  7,119    $     --     $     --     $     --       $  7,662
     Total assets...........................    $12,857       $38,456    $     87     $    285     $  2,117       $ 53,802

For the Year ended December 31, 2003
     Revenues...............................   $     --      $ 74,408    $    563     $  2,418      $16,301       $ 93,690
     Cost of Services.......................         --        65,479          60        1,864       15,830         83,233
                                               --------      --------      ------       ------      -------       --------
     Contribution...........................         --         8,929         503          554          471         10,457
     Operating Margin.......................                     12.0%       89.3%        22.9%         2.9%          11.2%

     General and administrative.............      8,761            --          --           --           --          8,761
     Interest, net..........................        (16)           --          --           --           --            (16)
                                               --------      --------      ------       ------      -------       --------
     Income before income taxes.............    $(8,745)     $  8,929    $    503      $   554     $    471       $  1,712
                                               ========       =======      =======       ======     ========      =========
     Depreciation expense included above....    $   317       $ 1,846    $     --      $    --     $     --       $  2,163
     Capital expenditures...................    $   440       $ 7,195    $     --      $    --     $     --       $  7,635
     Total assets.........................      $ 8,436       $36,167    $     63      $   211     $  1,562       $ 46,439


                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- SIGNIFICANT SERVICE CONTRACTS - (RESTATED):

     For the years ended December 31, 2005, 2004, and 2003 the following fertility centers each individually provided greater than 10% of the Company's Revenues, net and/or contribution as follows:

                                          Percent of Company                      Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2005      2004       2003         2005      2004       2003
                                        -------   ------     ------       -------   ------     ------

     R.S.C. of Boston...............      9.6      11.3       10.4         10.8       13.4      13.9
     Fertility Centers of Illinois..     20.3      25.6       27.9         11.6       22.3      26.4
     Shady Grove Fertility Center...     21.1      21.5       20.7         21.6       24.9      25.0

NOTE 6 -- EXCLUSIVE SERVICE RIGHTS AND OTHER INTANGIBLES - (RESTATED):


     Exclusive Service Rights and other intangibles at December 31, 2005 and 2004 consisted of the following (000's omitted):
                                                         2005           2004
                                                       -------        -------

          Exclusive Service rights.................    $32,644        $27,280
          Trademark rights.........................         38             38
          Less accumulated amortization............     (8,294)        (6,799)
                                                       -------        -------
              Total................................    $24,388        $20,519
                                                       =======        =======


     For the twelve months ended December 31, 2005 and 2004, amortization expense related to our Exclusive Service Rights totaled approximately $1.4 million and $1.2 million, respectively. We do not amortize our Trademark Rights as they have an indefinite useful life.

     Amortization expense of our Exclusive Service Rights in future years are as follows (000's omitted):


                      2006...........................................  $1,495
                      2007...........................................   1,487
                      2008...........................................   1,479
                      2009...........................................   1,478
                      2010...........................................   1,478
                      Thereafter.....................................  16,933
                                                                      -------
                      Total payments................................. $24,350
                                                                      =======


     On January 1, 2005, we acquired the right to provide business services to Reproductive Partners Medical Group, Inc., a six physician fertility practice in the Southern California area, for $3.3 million in cash and the recording of approximately $2 million in deferred income tax liabilities resulting from the application of EITF 98-11, which requires the gross-up of intangibles and deferred income tax liabilities for the book vs. tax basis differences resulting from this acquisition.

     On September 1, 2004, we acquired the right to provide business services to Seattle Reproductive Medicine, Inc., P.S., a four physician fertility practice in the Seattle, Washington area, for $1.2 million in cash.


NOTE 7 -- FIXED ASSETS, NET:

     Fixed assets, net at December 31, 2005 and 2004 consisted of the following (000's omitted):
                                                           2005         2004
                                                          ------       ------

   Furniture, office and computer equipment...........    $8,460       $6,254
   Medical equipment..................................     4,902        4,425
   Leasehold improvements.............................    15,484       14,199
   Assets under capital leases........................       810          810
                                                             ---      -------
     Total............................................    29,656       25,688
   Less -- Accumulated depreciation and amortization..   (14,779)     (10,820)
                                                        --------      -------
                                                         $14,877      $14,868

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


NOTE 8 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 2005 and 2004 consisted of the following (000's omitted):

                                                             2005          2004
                                                            ------       -------

     Accrued costs on behalf of Medical Practices.........  $2,760       $2,689
     New physician recruitment commitment.................     243           50
     Reserves for estimated Shared Risk patient refunds...     714          533
     Accrued incentives and benefits......................   2,223        1,536
     Accrued state taxes..................................     109          481
     Accrued rent ........................................     755          642
     Accrued professional fees............................     526          316
     Malpractice insurance deposits.......................      13          398
     Business insurance reserve...........................     125          114
     Other................................................     555          692
                                                            ------       -------
     Total accrued liabilities............................  $8,023       $7,451
                                                            ======       ======

NOTE 9 - DUE TO MEDICAL PRACTICES

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

     As of December 31, 2005 and December 31, 2004, Due to Medical Practices was comprised of the following balances:


                                                        2005             2004
                                                      --------        ---------

       Advances to FertilityPartners................  $(12,727)       $(12,073)
       Undistributed Physician Earnings.............     3,721           4,030
       Physician practice patient Deposits..........    13,955          11,421
                                                        ------          ------
       Due to Medical Practices, net................    $4,949          $3,378
                                                        ======          ======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- NOTES PAYABLE AND OTHER OBLIGATIONS:


      Debt at December 31, 2005 and 2004 consisted of the following (000's omitted):

                                                         2005        2004
                                                        -------    -------

   Note payable to bank.............................    $10,000    $5,025
   Obligations under capital lease..................        147       214
                                                        -------    ------

   Total notes payable and other obligations........    $10,147    $5,239
   Less -- Current portion..........................     (1,500)   (2,218)
                                                        -------    ------

   Long-term notes payable and other obligations....    $ 8,647    $3,021
                                                        =======    ======

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

   Debt Maturities --

     At December 31, 2005, aggregate note payments, including capital lease obligation payments, in future years were as follows (000's omitted):

        2006...........................................  $1,500
        2007...........................................   1,504
        2008...........................................   1,429
        2009...........................................   1,429
        2010...........................................   4,285
        Thereafter.....................................      --
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

     At December 31, 2005, the minimum lease payments for assets under capital and non-cancelable operating leases in future years were as follows (000's omitted):
                                                     Capital     Operating
                                                     -------     ---------

      2006....................................          78         6,324
      2007....................................          77         5,651
      2008....................................          --         4,924
      2009....................................          --         4,280
      2010....................................          --         4,150
      Thereafter..............................          --        20,328
                                                      ----       -------
      Total minimum lease payments............        $155       $45,657
                                                                 =======
      Less -- Amount representing interest....           8
                                                      ----
      Present value of minimum lease payments         $147
                                                      ====

NOTE 11 -- INCOME TAXES - (RESTATED)

     The provision for income taxes consisted of:

                             For the years ended December 31,
                           ----------------------------------
                               2005       2004     2003
                           -----------  --------  -------
Current taxes (benefits):
  Federal ................   $  (393)   $   199   $    --
  State ..................        37        172       104
                             -------    -------   -------
    Total Current Taxes ..   $  (356)   $   371   $   104
                             -------    -------   -------

Deferred taxes (benefits):

  Federal ................   $ 1,176    $   399   $   599
  State ..................       164         27       (35)
                             -------    -------   -------
    Total Deferred Taxes .   $ 1,340    $   426   $   564
                             -------    -------   -------

Total tax provision ......   $   984    $   797   $   668
                             =======    =======   =======

     The financial statement income tax provision differed from income taxes determined by applying the statutory federal income tax rate to the financial statement income before income taxes for the years ended December 31, 2005, 2004 and 2003 primarily as a result of the following (000's omitted):

                                            For the years ended December 31,
                                            --------------------------------
                                                 2005     2004    2003
                                                ------   ------  ------


Tax expense at Federal statutory rate .......   $ 948    $ 683    $ 582
State income taxes, net of federal tax effect     138      111       60
Non-deductible expenses .....................      60       15       34
Write-off of deferred tax assets ............     257      407       --
Other .......................................      --      (12)      (8)
Change in valuation allowance ...............    (419)    (407)      --
                                                -----    -----    -----
Income tax expense ..........................   $ 984    $ 797    $ 668
                                                =====    =====    =====

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Significant components of the deferred tax assets (liabilities) at December 31, 2005 and 2004 were as follows (000's omitted):

                                              December 31,
                                         -------------------
                                           2005       2004
                                         --------   --------
Deferred tax assets
    Net operating loss carry forwards    $ 3,299    $ 3,991
    Temporary book to tax differences        756      1,203
    Other ............................       660        328
                                         -------    -------
        Total deferred tax assets ....     4,715      5,522
                                         -------    -------

Deferred tax liabilities

    Depreciation and amortization ....    (3,947)    (1,019)
    Other ............................       (59)      --
                                         -------    -------
        Total deferred tax liabilities    (4,006)    (1,019)
                                         -------    -------
Deferred tax asset ...................       709      4,503
Valuation allowance ..................      (768)    (1,187)
                                         -------    -------
Net total deferred tax liability .....   $   (59)   $ 3,316
                                         =======    =======

     At December 31, 2005, we had Federal net operating loss carry forwards of approximately $9.7 million, which expire in 2005 through 2019. For tax purposes, we have an annual limitation of approximately $1.5 million on the utilization of these loss carry forwards. For the years ended December 2005, 2004 and 2003, we were able to utilize net operating loss carry forwards of approximately $0.6 million, $1.5 million and $1.0 million, respectively. Valuation allowances totaling $768,000 and $1,187,000 for 2005 and 2004 respectively, have been recorded for net operating loss carry forwards that may expire prior to utilization due to the annual limitation or for lack of sufficient taxable income. Our Valuation Allowances were calculated based upon projected taxable income, the amount of our loss carry forwards and their expiration date, all subject to the annual limitation. As a result of the expected utilization of our net operating loss carry forwards, we anticipate that our future cash outlays for tax payments will be less than our reported tax expense.

NOTE 12 - EARNINGS PER SHARE:


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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13 -- SHAREHOLDERS' EQUITY:

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

NOTE 14 -- STOCK-BASED EMPLOYEE COMPENSATION:

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Stock option activity, under the 1992 and 2000 Plans combined, is summarized as follows:

                                                   Number of
                                                   shares of
                                                 Common Stock
                                                   underlying   Weighted Average
                                                    options      exercise price
                                                 -------------  ----------------

     Options outstanding at December 31, 2002....  1,108,432          $3.30
     Granted.....................................         --          $0.00
     Exercised...................................    (35,708)         $2.35
     Canceled....................................   (248,789)         $3.96
                                                  ----------          -----
     Options outstanding at December 31, 2003....    823,935          $3.35
     Granted.....................................         --          $0.00
     Exercised...................................   (273,138)         $3.55
     Canceled....................................    (10,608)         $4.35
                                                   ---------          -----
     Options outstanding at December 31, 2004....    540,189          $3.30
     Granted.....................................         --          $0.00
     Exercised...................................   (285,401)         $3.16
     Canceled....................................     (4,448)         $4.46
                                                   ---------          -----
     Options outstanding at December 31, 2005....    250,340          $3.46
     Options exercisable at:
          December 31, 2003......................    693,603          $3.22
          December 31, 2004......................    472,329          $3.17
          December 31, 2005......................    239,134          $3.41

     Included in options that were canceled during 2005, 2004, and 2003, were forfeitures of 163, 4,592 and 77,721 with weighted average exercise prices of $4.60, $4.35 and $3.94 respectively.

     As of December 31, 2005, stock options outstanding and exercisable by price range were as follows:

                             OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
  ------------------------------------------------------------------------       ---------------------------------
                         Outstanding    Weighted-Average                         Exercisable
     Range of               as of           Remaining     Weighted-Average          as of         Weighted-Average
  Exercise Prices        12/31/2005     Contractual Life   Exercise Price         12/31/2005       Exercise Price
  ---------------        ----------     ----------------   --------------         ----------       --------------

   $0.00 - $2.50             64,838            3.9              $2.39               64,838              $2.39
   $2.51 - $4.00            116,646            3.3              $3.38              115,833              $3.38
   $4.01 - $6.00             68,856            6.2              $4.61               58,463              $4.61
                           --------            ---              -----             --------              -----
                            250,340            4.3              $3.46              239,134              $3.41
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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation expense is recognized ratably over the period. Compensation expense recognized in connection with the restricted stock grants for the years ended December 31, 2005, 2004 and 2003 was $390,000, $241,000 and $125,000,
respectively.

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED) - (RESTATED):

     Summarized quarterly financial data 2005 and 2004 (in thousands, except per share data) appear below:

                                                                                               Diluted net
                          Revenues, net         Contribution            Net income          income per share (1)
                        -----------------    ------------------      -----------------      --------------------
                         2005       2004       2005       2004        2005       2004        2005       2004
                        ------   --------    -------    -------      ------     ------      ------     ------

First quarter........  $31,963    $25,394     $3,333     $2,475       $314        $187       $0.06      $0.03
Second quarter ......   32,197     26,893      3,575      2,771        467         320        0.09       0.06
Third quarter........   33,956     27,216      3,900      3,133        478         340        0.10       0.07
Fourth quarter.......   30,693     28,150      3,912      3,429        464         339        0.09       0.09
                        ------     ------      -----      -----        ---         --         ----       ----
Total year .......... $128,809   $107,653    $14,720    $11,808     $1,723      $1,186       $0.34      $0.25

(1) The sum of the  quarterly  earnings  per  share  may not equal the full year
earnings  per  share  as  the   computations  of  the  weighted  average  shares
outstanding for each quarter and the full year are made independently.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES:

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

NOTE 17 -- RELATED PARTY TRANSACTIONS:

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

NOTE 18 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
            TRANSACTIONS:

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

                                                                    SCHEDULE II


                            INTEGRAMED AMERICA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended December 31, 2005, 2004, 2003




                                                                 Additions-
                                                  Balance at     Charged to                    Balance at
                                                   Beginning      Costs and                      End of
                                                   of Period      Expenses      Deductions       Period
                                                   ---------      --------      ----------       ------

Year Ended December 31, 2005
   Allowance for doubtful accounts receivable....       $159           $45           $ 88         $ 116
   Shared Risk Pregnancy Loss Reserve............        171           137             15           293
   Deferred Tax Valuation Allowance..............      1,187            --            419           768

Year Ended December 31, 2004
   Allowance for doubtful accounts receivable....     $  215          $(44)          $ 12        $  159
   Shared Risk Pregnancy Loss Reserve............        114            63              6           171
   Deferred Tax Valuation Allowance..............      1,594            --            407         1,187

Year Ended December 31, 2003
   Allowance for doubtful accounts receivable....      $ 136          $ 86           $  7        $  215
   Shared Risk Pregnancy Loss Reserve............         72           114             72           114
   Deferred Tax Valuation Allowance..............      1,594            --             --         1,594


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INTEGRAMED AMERICA, INC.


Dated: December 27, 2006


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

              Signature                   Title                    Date
              ---------                   -----                    ----

/s/JOHN W. HLYWAK, JR
   ----------------------
   John W. Hlywak, Jr.        Executive Vice President
                              and Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)            December 27, 2006

                                   Item 14(c)


Exhibit
Number                                                  Exhibit

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

10.2(a)    --   Copy of Amendment to Registrant's 1992 Stock Option Plan
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

31.1       --   CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                December 27, 2006.

31.2       --   CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                December 27, 2006.

32.1       --   CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                December 27, 2006.

32.2       --   CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                December 27, 2006.