Form 10-Q/A
period 2006-03-31
INTEGRAMED AMERICA INC
filed 2006-12-27
CIK 885988

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ______ No __X__

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

    Explanatory Note......................................................... 3

    Item 1.  Financial Statements (unaudited)

              Consolidated Balance Sheets at March 31, 2006 and
                 December 31, 2005........................................... 4

              Consolidated Statements of Income for the three-month periods ended March 31, 2006 and 2005 .............................. 5

              Consolidated Statements of Shareholders' Equity for
                 the three-month period ended March 31, 2006................. 6

              Consolidated Statements of Cash Flows for the three-month
                 periods ended March 31, 2006 and 2005 ...................... 7

              Notes to Consolidated Financial Statements ...................8-11

    Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................12-17

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk......18

    Item 4.  Controls and Procedures......................................... 18


PART II -    OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................  19

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...  19

    Item 3.  Defaults upon Senior Securities...............................  19

    Item 4.  Submission of Matters to a Vote of Security Holders...........  19

    Item 5.  Other Information.............................................  19

    Item 6.  Exhibits .....................................................  19


SIGNATURES   ..............................................................   20

CERTIFICATIONS PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002...................................    EXHIBITS


CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002...................................    EXHIBITS

                                Explanatory Note

During October 2006, we provided notification that our financial statements for 2005 and the first two quarters of 2006 could not be relied upon, and will be restated due to an accounting error. The restatements will not result in any changes to net income or earnings per share for any period, but will, as of March 31, 2006, have the effect of increasing Intangible assets by $1,934,000, decreasing deferred tax assets by $784,000 and increasing deferred tax liabilities by $1,150,000, all non-cash items.

Except as discussed above, and except as required to reflect the effects of the restatement in this Form 10-Q/A, we have not modified or updated disclosures presented in the original quarterly report on Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing. The following items have been amended as a result of the restatement:

         Part 1 - Item 1 - Financial Statements

         Part 1 - Item 2 - Management's Discussion and Analysis

         Part 1 - Item 4 - Controls and Procedures

In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-Q/A includes updated certifications from our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Please refer to Note 2 to the accompanying Consolidated Financial Statements for additional information on the restatement.

PART I -- FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all dollars in thousands, except share amounts)
                                     ASSETS

                                                                                   March 31,   December 31,
                                                                                   ---------   ------------
                                                                                     2006         2005
                                                                                   ---------   ------------
                                                                                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $ 19,917    $ 22,521
   Pharmaceutical and other receivables, net ...................................        875         490
   Deferred income taxes, net ..................................................        895         999
   Prepaids and other current assets ...........................................      4,289       2,768
                                                                                   --------    --------
       Total current assets ....................................................     25,976      26,778

   Fixed assets, net ...........................................................     14,513      14,877
   Exclusive Service Rights and other intangibles, net .........................     24,014      24,388
   Other assets ................................................................        651         590
                                                                                   --------    --------
       Total assets ............................................................   $ 65,154    $ 66,633
                                                                                   ========    ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................   $    623    $    917
   Accrued liabilities .........................................................      6,989       8,023
   Current portion of long-term notes payable and other obligations ............      1,501       1,500
   Due to medical practices ....................................................      3,984       4,949
   Shared Risk Refund program patient deposits .................................      5,009       4,739
                                                                                   --------    --------
       Total current liabilities ...............................................     18,106      20,128

Deferred tax liability .........................................................      1,150       1,058
Long-term notes payable and other obligations ..................................      8,271       8,647
                                                                                   --------    --------

Total Liabilities ..............................................................     27,527      29,833

Commitments and Contingencies

Shareholders' equity:
   Common Stock, $.01 par value - 15,000,000 shares authorized; 5,127,300 and
      5,102,627 shares issued and
     outstanding in 2006 and 2005, respectively ................................         51          51
   Capital in excess of par ....................................................     49,465      49,747
   Deferred Compensation .......................................................       (658)       (354)
   Treasury stock, at cost - 0 and 105,768 shares in 2006 and 2005, respectively       --          (937)
   Accumulated deficit .........................................................    (11,231)    (11,707)
                                                                                   --------    --------
       Total shareholders' equity ..............................................     37,627      36,800
                                                                                   --------    --------

       Total liabilities and shareholders' equity ..............................   $ 65,154    $ 66,633
                                                                                   ========    ========



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                    For the
                                              three-month period
                                                ended March 31,
                                              ------------------
                                              2006         2005
                                              ----         ----
                                                 (unaudited)

Revenues, net
   Provider Services ....................   $ 27,776    $ 25,714
   Consumer Services ....................      2,658       6,249
                                            --------    --------
       Total revenues ...................     30,434      31,963

Costs of revenues:
   Provider Services costs ..............     25,032      23,019
   Consumer Services costs ..............      1,640       5,611
                                            --------    --------
       Total costs of revenues ..........     26,672      28,630
                                            --------    --------

Contribution
   Provider Services contribution .......      2,744       2,695
   Consumer Services contribution .......      1,018         638
                                            --------    --------
       Total contribution ...............      3,762       3,333

General and administrative expenses .....      3,052       2,834
Interest income .........................       (221)       (100)
Interest expense ........................        159          97
                                            --------    --------
       Total other expenses .............      2,990       2,831
                                            --------    --------

Income before income taxes ..............        772         502
Income tax provision ....................        296         188
                                            --------    --------

Net income ..............................   $    476    $    314
                                            ========    ========

Basic and diluted net earnings per share:
   Basic earnings per share .............   $   0.09    $   0.07
                                            ========    ========
   Diluted earnings per share ...........   $   0.09    $   0.06
                                            ========    ========

   Weighted average shares - basic ......      5,201       4,740
                                            ========    ========
   Weighted average shares - diluted ....      5,303       5,010
                                            ========    ========


        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)
                                   (unaudited)


                                      Common Stock     Capital in      Deferred    Treasury Stock    Accumulated Total
                                     Shares   Amount  Excess of Par  Compensation  Shares   Amount     Deficit  Equity
                                     ------   ------  -------------  ------------  ------   ------     -------  ------


BALANCE AT DECEMBER 31, 2005            5,103  $ 51      $49,747        $(354)       106    $(937)    $(11,707) $36,800

Restricted Stock Grant                     32    --          400         (400)        --       --           --       --
Stock grant amortization                   --    --           --           96         --       --           --       96
Options and warrants exercised            108     1          315           --         10     (121)          --      195
Stock Option expense                       --    --           60           --         --       --           --       60
Cancellation of Treasury Stock           (116)   (1)      (1,057)          --       (116)   1,058           --       --
Net income for the quarter ended 03/31/06  --    --           --           --         --       --          476      476
                                         -----  ----     -------        -----       ----    -----     --------  -------

BALANCE AT MARCH 31, 2006               5,127  $ 51      $49,465        $(658)        --    $  --     $(11,231) $37,627
                                        =====  ====      =======        =====       ====    =====     ========  =======




        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)


                                                                            For the
                                                                      three-month period
                                                                        ended March 31,
                                                                      --------------------
                                                                         2006        2005
                                                                      ---------    -------

Cash flows from operating activities:
    Net income .....................................................   $    476    $    314
    Adjustments to reconcile net income to
    Net cash provided by (used in) operating activities:
      Depreciation and amortization ................................      1,421       1,318
      Deferred income tax provision ................................        216         127
      Stock-based compensation .....................................         96          60
    Changes in assets and liabilities Decrease (increase) in assets:
         Pharmaceutical and other accounts receivable ..............       (385)       (205)
         Prepaids and other current assets .........................     (1,521)     (1,807)
         Other assets ..............................................        (61)       (117)
      Increase (decrease) in liabilities:
         Accounts payable ..........................................       (294)        263
         Accrued liabilities .......................................       (994)       (191)
         Due to medical practices ..................................       (965)     (1,255)
         Shared Risk Refund program patient deposits ...............        270       1,045
                                                                       --------    --------
Net cash provided by (used in) operating activities ................     (1,741)       (448)

Cash flows from investing activities:
    Payment for exclusive FertilityPartners service rights .........       --        (3,325)
    Purchase of fixed assets and leasehold improvements ............       (683)     (2,078)
                                                                       --------    --------
Net cash provided by (used in) investing activities ................       (683)     (5,403)

Cash flows from financing activities:
    Principal repayments on debt ...................................       (357)       (287)
    Principal repayments under capital lease obligations ...........        (18)        (16)
    Exercise of common stock options and warrants ..................        195         187
                                                                       --------    --------
Net cash provided by (used in) financing activities ................       (180)       (116)

Net increase (decrease) in cash and cash equivalents ...............     (2,604)     (5,967)
Cash and cash equivalents at beginning of period ...................     22,521      11,300
                                                                       --------    --------
Cash and cash equivalents at end of period .........................   $ 19,917    $  5,333
                                                                       ========    ========

Supplemental Information:
     Interest paid .................................................   $    282    $    228
     Income taxes paid .............................................   $    969    $     75



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

                                                 Three Months Ended                 Three Months Ended
                                                   March 31, 2006                     March 31, 2005
                                            -------------------------           ------------------------
                                            As Previously                      As Previously
                                               Reported     Restated              Reported       Restated
                                               --------     --------              --------       --------
Statement of Operations Summary:
     Revenues...............................     30,454        30,434             31,983       31,963
     Income before taxes....................        792           772                522          502
     Income tax provision...................        316           296                208          188
     Net income.............................        476           476                314          314
     Earnings Per Share.....................       0.07         0.07                0.06         0.06

Balance Sheet Summary:
March 31, 2006
     Total Assets...........................     64,004        65,154             53,942       54,585
     Total Liabilities......................     26,377        27,527             18,938       19,581
     Total Stockholders Equity..............     37,627        37,627             35,004       35,004

The information related to December 31, 2005 and March 31, 2005 contained in this document has been restated to reflect the correction of the error described above.

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)


NOTE 3 -- COMMON SHARES OUTSTANDING:

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

NOTE 4 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month periods ended March 31, 2006 and 2005 is as follows (000's omitted, except for per share amounts):

                                                             For the
                                                       three-month period
                                                         ended March 31,
                                                       -------------------
                                                        2006         2005
                                                       ------       ------

Numerator
Net Income.........................................    $   476      $   314
                                                       =======      =======

Denominator
Weighted average shares outstanding (basic)........      5,201        4,740
Effect of dilutive options and warrants............        102          270
                                                       -------      -------
Weighted average shares and dilutive potential
     Common shares (diluted).......................      5,303        5,010
                                                        ======       ======
Basic EPS..........................................   $   0.09     $   0.07
                                                      ========     ========
Diluted EPS........................................   $   0.09     $   0.06
                                                      ========     ========

     For the three-month periods ended March 31, 2006 and 2005, there were no outstanding options or warrants to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of all outstanding options and warrants was less than the average market price of the shares of Common Stock.

NOTE 5 -- SEGMENT INFORMATION:

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

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)


                                                                 Providers                 Consumers
                                                          Fertility                  Shared
                                               Corporate  Partners    Affiliates      Risk    Pharmaceutical     Consolidated
                                               ---------  --------    ----------      ----    --------------     ------------
For the three months ended March 31, 2006
     Revenues.............................     $    --      $27,497      $ 279       $2,505       $   153          $30,434
     Cost of Services.....................         ---       25,031          1        1,640            --           26,672
                                               -------      -------     ------       ------       --------         -------
     Contribution.........................         ---        2,466        278          865           153            3,762
     Operating Margin.....................          --          9.0%      99.6%        34.5%        100.0%             12.4%

     General and administrative...........       3,052           --         --           --            --            3,052
     Interest, net........................         (62)          --         --           --            --              (62)
                                               -------      -------     ------       ------       --------         -------
     Income before income taxes...........      (2,990)       2,466        278          865           153              772
     Depreciation expense included above..     $   139      $   908      $  --       $   --       $    --          $ 1,047
     Capital expenditures.................     $   174      $   509      $  --       $   --       $    --          $    683
     Total assets.........................     $22,783      $41,219      $  90       $  523       $   539          $65,154

For the three months ended March 31, 2005
     Revenues.............................     $    --      $25,467       $247       $1,510       $ 4,739          $31,963
     Cost of Services.....................         ---       22,967         52        1,060         4,551           28,630
                                               -------      -------     ------       ------       --------         -------
     Contribution.........................         ---        2,500        195          450           188            3,333
     Operating Margin.....................          --          9.9%      78.9%        29.8%          4.0%            10.5%

     General and administrative...........       2,834           --         --           --            --            2,834
     Interest, net........................          (3)          --         --           --            --               (3)
                                               -------      -------     ------       ------       --------         -------
     Income before income taxes...........      (2,831)       2,500        195          450           188              502
     Depreciation expense included above..     $    92      $   853      $  --       $   --      $     --          $   945
     Capital expenditures.................     $   264      $ 1,814      $  --       $   --      $     --          $ 2,078
     Total assets.........................     $ 7,537      $44,874      $  82       $  486      $  1,606          $54,585

As of December 31, 2005
     Total assets.........................     $22,992      $41,207      $  46       $  241      $  2,147          $66,633

NOTE 6 - DUE TO MEDICAL PRACTICES

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

     As of March 31, 2006 and December 31, 2005, Due to Medical Practices was comprised of the following balances:

                                                      2005            2004
                                                    ---------      ---------

       Advances to FertilityPartners..............   $(13,529)      $(12,727)
       Undistributed Physician Earnings...........      2,534          3,721
       Physician practice patient Deposits........     14,979         13,955
                                                    ---------      ---------
       Due to Medical Practices, net..............  $   3,984      $   4,949
                                                    =========      =========

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

NOTE 7 -- STOCK-BASED EMPLOYEE COMPENSATION:

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


NOTE 8 -- LITIGATION

     From time to time, we are party to legal proceedings in the ordinary course of business. As of March 31, 2006, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

NOTE 9 -- RECENT ACCOUNTING STANDARDS

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


Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the quarters ended March 31, 2006 and 2005:

                                                              For the
                                                         three-month period
                                                            ended March 31,
                                                         -------------------
                                                          2006         2005
                                                         ------      -------
         Revenues, net:
           Provider services...........................   91.3%       80.5%
           Consumer services...........................    8.7%       19.5%
                                                         -----       -----
             Total revenues............................  100.0%      100.0%

         Costs of services incurred:
           Provider services...........................   82.2%       72.0%
           Consumer services...........................    5.4%       17.5%
                                                          -----       -----
             Total costs of service....................   87.6%       89.5%

         Contribution:
           Provider services...........................    9.1%        8.5%
           Consumer services...........................    3.3%        2.0%
                                                          -----       -----
             Total contribution........................   12.4%       10.5%


         General and administrative expenses...........   10.0%        8.9%
         Interest income...............................   (0.7)%      (0.3)%
         Interest expense..............................    0.5%        0.3%
                                                          -----       -----
                Total other expenses...................    9.8%        8.9%

         Income from operations before income taxes....    2.6%        1.6%
         Income tax provision..........................    1.0%        0.6%
                                                         -----       -----
         Net income ...................................    1.6%        1.0%


Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

       Our revenues decreased by $1.5 million, or 4.8%, to $30.4 million for the three months ended March 31, 2006, as compared to $32.0 million for the same period in 2005. The first quarter of 2005 included pharmaceutical distribution revenue of $4.7 million, which due to a contract amendment as discussed above, reduced our pharmaceutical revenue but did not reduce our contribution from pharmaceutical sales. Other significant factors affecting our reported revenues were as follows:

(i) Provider Services -

              Revenues from our Provider Services unit, comprised primarily of our FertilityPartners centers, Affiliate members and ARTIC services, increased by $2.0 million, or 8.0% from the same quarter in the prior year. Approximately $1.6 million of this increase was the result of internal growth within our eight FertilityPartner locations and is largely attributable to consumer marketing campaigns initiated in the fourth quarter of 2005.

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


     Contribution for the quarter ended March 31, 2006 of $3.8 million increased approximately $0.4 million, or 12.9%, from the same quarter in 2005. As a percentage of revenue, our contribution margin for the quarter increased to 12.4% in 2006 relative to 10.5% in 2005 due primarily to the current presentation of "net pharmaceutical revenue" as discussed above. The following factors had a significant impact on contribution:

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

     Our provision for income tax was approximately $0.3 million in 2006, or 38.3% of pre-tax income, compared to $0.2 million, or 37.5% of pre-tax income in 2005, with the increase of $0.1 million resulting primarily from higher income levels in 2006 versus 2005. Our effective tax rates for both 2006 and 2005 reflect provisions for both state and federal income taxes.


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

                                                               Payments Due by Period

                                      Total     Less than 1 year     1 - 3 years     4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------

Notes Payable.................    $ 9,643,000       $1,428,000       $ 2,858,000     $ 5,357,000    $        --
Capital lease obligations.....        129,000           72,000            57,000              --             --
Operating leases..............     47,204,000        6,509,000        10,901,000       8,944,000     20,850,000
FertilityPartners capital and
    other obligations.........        500,000          500,000                --               --            --
Total contractual cash
    obligations...............    $57,476,000       $8,509,000       $13,816,000     $14,301,000    $20,850,000

                                                      Amount of Commitment Expiration Per Period

                                   Total        Less than 1 year    1 - 3 years     4 - 5 years    After 5 years
                                 --------       ----------------  ----------------  -------------  -------------
Lines of credit...............    $10,000,000       $       --       $10,000,000     $        --$             --

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


     (b) Changes in internal controls.

     As of the end of the period covered by our restated Form 10-K, we identified and disclosed two material weaknesses in our internal control over financial reporting. A weakness at a FertilityPartner location was comprised of a lack of sufficient oversight over, and the proper segregation of, duties with respect to the processes of initiating, authorizing, recording and processing certain period end closing transactions, as well as the design effectiveness of related fraud detection controls. To remediate this material weakness, we have made certain personnel changes, changes in assigned roles and responsibilities, and changes in procedures and processes for certain transactions. The other weakness relates to not properly accounting for the deferred income tax aspects of acquiring the stock of Reproductive Partners, Inc., in January 2005. To remediate this weakness we have taken steps to supplement our existing staff with external expertise in tax accounting and disclosure.

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


                                  INTEGRAMED AMERICA, INC.
                                  (Registrant)




Date:    December 27, 2006        By:  /s/:John W. Hlywak, Jr.
                                           ----------------------------
                                           John W. Hlywak, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                               Exhibit
------                               -------

3.2(d)  --  Copy of By-laws of Registrant (as Amended on March 6, 2006) filed as exhibit with identical exhibit number to Registrant's Report on Form 10-Q for the period ended March 31, 2006.

31.1    --  CEO Certification Pursuant to 18 U.S.C. ss. 1350 as Adopted Pursuant
            to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 27, 2006.

31.2    --  CFO Certification Pursuant to 18 U.S.C. ss. 1350 as Adopted Pursuant
            to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 27, 2006.


32.1    --  CEO Certification Pursuant to 18 U.S.C. ss. 1350 as Adopted Pursuant
            to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 27, 2006.

32.2    --  CFO Certification Pursuant to 18 U.S.C. ss. 1350 as Adopted Pursuant
            to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 27, 2006.