Form 10-Q/A
period 2006-06-30
INTEGRAMED AMERICA INC
filed 2006-12-27
CIK 885988

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes-__X__ No ______

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

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

================================================================================

                            INTEGRAMED AMERICA, INC.

                                   FORM 10-Q/A

                                TABLE OF CONTENTS
                                                                           PAGE
PART I  -      FINANCIAL INFORMATION


    Explanatory Note    .......................................................3

    Item 1. Financial Statements (unaudited)


               Consolidated Balance Sheets at June 30, 2006
                   and December 31, 2005...................................... 4

               Consolidated Statements of Income for the three-month and
                   six-month periods ended June 30, 2006 and 2005 ............ 5

               Consolidated Statements of Shareholders' Equity for the
                  six-month period ended June 30, 2006 ....................... 6

               Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2006 and 2005 ..............................  7

               Notes to Consolidated Financial Statements ................  8-12

    Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................  13-20

    Item 3. Quantitative and Qualitative Disclosures About Market Risk....... 20

    Item 4. Controls and Procedures......................................  20-21

PART II -   OTHER INFORMATION

    Item 1. Legal Proceedings..............................................  22

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....  22

    Item 3. Defaults upon Senior Securities................................  22

    Item 4. Submission of Matters to a Vote of Security Holders............  22

    Item 5. Other Information..............................................  22

    Item 6. Exhibits ......................................................  22


SIGNATURES              ...................................................  23

CERTIFICATIONS PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002...................................... EXHIBITS


CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002...................................... EXHIBITS

                                Explanatory Note

During October 2006, we provided notification that our financial statements for 2005 and the first two quarters of 2006 could not be relied upon, and will be restated due to an accounting error. The restatements will not result in any changes to net income or earnings per share for any period, but will, as of June 30, 2006, have the effect of increasing Intangible assets by $1,913,000, decreasing deferred tax assets by $416,000 and increasing deferred tax liabilities by $1,497,000, all non-cash items.

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

PART I -- FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all dollars in thousands, except share amounts)

                                     ASSETS
                                                                                       June 30,   December 31,
                                                                                     -----------  ------------
                                                                                         2006         2005
                                                                                     -----------  ------------
                                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .......................................................   $ 25,948    $ 22,521
   Pharmaceutical and other receivables, net .......................................        468         490
   Deferred income taxes, net ......................................................        979         999
   Prepaids and other current assets ...............................................      3,551       2,768
                                                                                       --------    --------
       Total current assets ........................................................     30,946      26,778

   Fixed assets, net ...............................................................     14,213      14,877
   Exclusive Service Rights and other intangibles, net .............................     23,640      24,388
   Other assets ....................................................................        674         590
                                                                                       --------    --------
       Total assets ................................................................   $ 69,473    $ 66,633
                                                                                       ========    ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................   $    765    $    917
   Accrued liabilities .............................................................      9,224       8,023
   Current portion of long-term notes payable and other obligations ................      1,509       1,500
   Due to medical practices ........................................................      4,576       4,949
   Shared Risk Refund program patient deposits .....................................      5,719       4,739
                                                                                       --------    --------
       Total current liabilities ...................................................     21,793      20,128


Deferred tax lability ..............................................................      1,497       1,058
Long-term notes payable and other obligations ......................................      7,932       8,647
                                                                                       --------    --------

Total Liabilities ..................................................................     31,222      29,833

Commitments and Contingencies

Shareholders' equity:
   Common Stock, $.01 par value - 15,000,000 shares authorized; 6,462,776 and
     6,378,284 shares issued and
     outstanding in 2006 and 2005, respectively ....................................         65          64
   Capital in excess of par ........................................................     49,930      49,734
   Accumulated other comprehensive income ..........................................        (44)       --
   Deferred Compensation ...........................................................       (958)       (354)
   Treasury stock, at cost - 4,570 and 132,210 shares in 2006 and 2005, respectively        (44)       (937)
   Accumulated deficit .............................................................    (10,698)    (11,707)
                                                                                       --------    --------
       Total shareholders' equity ..................................................     38,251      36,800
                                                                                       --------    --------


       Total liabilities and shareholders' equity ..................................   $ 69,473    $ 66,633
                                                                                       ========    ========


        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)
                                                   For the               For the
                                             three-month period     six-month period
                                               ended June 30,        ended June 30,
                                             ------------------     ------------------
                                              2006        2005        2006        2005
                                             ------      ------     -------      -----
                                                (unaudited)             (unaudited)

Revenues, net

   Provider Services ....................   $ 28,956    $ 25,831    $ 56,732    $ 51,545
   Consumer Services ....................      2,853       6,366       5,511      12,615
                                            --------    --------    --------    --------
       Total revenues ...................     31,809      32,197      62,243      64,160
                                            --------    --------    --------    --------

Costs of revenues:
   Provider Services costs ..............     26,249      23,046      51,281      46,065
   Consumer Services costs ..............      1,804       5,576       3,444      11,187
                                            --------    --------    --------    --------
       Total costs of revenues ..........     28,053      28,622      54,725      57,252
                                            --------    --------    --------    --------

Contribution
   Provider Services contribution .......      2,707       2,785       5,451       5,480
   Consumer Services contribution .......      1,049         790       2,067       1,428
                                            --------    --------    --------    --------
       Total contribution ...............      3,756       3,575       7,518       6,908

General and administrative expenses .....      2,952       2,865       6,004       5,699
Interest income .........................       (260)       (115)       (481)       (215)
Interest expense ........................        199          70         358         167
                                            --------    --------    --------    --------
       Total other expenses .............      2,891       2,820       5,881       5,651
                                            --------    --------    --------    --------

Income before income taxes ..............        865         755       1,637       1,257
Income tax provision ....................        332         288         628         476
                                            --------    --------    --------    --------

Net income ..............................   $    533    $    467    $  1,009    $    781
                                            ========    ========    ========    ========

Basic and diluted net earnings per share:
   Basic earnings per share .............   $   0.08    $   0.08    $   0.16    $   0.13
                                            ========    ========    ========    ========
   Diluted earnings per share ...........   $   0.08    $   0.07    $   0.15    $   0.12
                                            ========    ========    ========    ========

   Weighted average shares - basic ......      6,443       6,000       6,469       5,975
   Weighted average shares - diluted ....      6,555       6,336       6,581       6,310


        See accompanying notes to the consolidated financial statements.




                                                  INTEGRAMED AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 (all amounts in thousands)
                                                         (unaudited)


                                                                   Accumulated Other
                                     Common Stock    Capital in    Comprehensive      Deferred    Treasury Stock  Accumulated Total
                                    Shares   Amount Excess of Par      Income      Compensation   Shares   Amount  Deficit   Equity
                                    ------   ------ -------------      ------      ------------   ------   ------  -------   ------


BALANCE AT DECEMBER 31, 2005         6,378     $64    $49,734         $  --          $(354)        132   $ (937)  $(11,707) $36,800
Net income for the six months ended
   June 30, 2006.................       --      --         --            --             --          --       --      1,009    1,009
Stock grants issued, net.........       82       1        804            --           (805)          4      (44)        --      (44)
Stock grant amortization.........       --      --         --            --            201          --       --         --      201
Exercise of common stock options.      147       1        362            --             --          12     (121)        --      242
Amortization of common stock options    --      --         87            --             --          --       --         --       87
Gain (loss) on hedging transaction      --      --         --           (44)            --          --       --         --      (44)
Cancellation and retirement of
   treasury stock................     (144)     (1)    (1,057)           --             --        (144)   1,058         --       --
                                     -----     ---    -------          ----          -----        ----    -----   --------  --------
BALANCE AT June 30, 2006.........    6,463     $65    $49,930          $(44)         $(958)          4   $  (44)  $(10,698) $38,251
                                     =====     ===    =======          ====          =====        ====   ======   ========  =======



        See accompanying notes to the consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)


                                                                              For the
                                                                         six-month period
                                                                           ended June 30,
                                                                         -----------------
                                                                          2006       2005
                                                                         ------     ------
                                                                            (unaudited)
Cash flows from operating activities:
    Net income .....................................................   $  1,009    $    781
    Adjustments to reconcile net income to
    Net cash provided by (used in) operating activities:
      Depreciation and amortization ................................      2,861       2,692
      Deferred income tax provision ................................        500         341
      Stock-based compensation .....................................        201         126
    Changes in assets and liabilities Decrease (increase) in assets:
         Pharmaceutical and other accounts receivable ..............         22           4
         Prepaids and other current assets .........................       (783)     (1,688)
         Other assets ..............................................        (84)       (173)
      Increase (decrease) in liabilities:
         Accounts payable ..........................................       (152)        409
         Accrued liabilities .......................................      1,247        (855)
         Due to medical practices ..................................       (373)         42
         Shared Risk Refund program patient deposits ...............        980       1,822
                                                                       --------    --------
Net cash provided by operating activities ..........................      5,428       3,501

Cash flows from investing activities:
    Payment for exclusive FertilityPartners service rights .........       --        (3,329)
    Purchase of fixed assets and leasehold improvements ............     (1,449)     (3,015)
                                                                       --------    --------
Net cash used in investing activities ..............................     (1,449)     (6,344)

Cash flows from financing activities:
    Issuance debt ..................................................       --         1,000
    Principal repayments on debt ...................................       (714)       (575)
    Principal repayments under capital lease obligations ...........        (36)        (34)
    Proceeds from exercise of stock options and other ..............        198         209
                                                                       --------    --------
Net cash provided by (used in) financing activities ................       (552)        600

Net increase (decrease) in cash and cash equivalents ...............      3,427      (2,243)
Cash and cash equivalents at beginning of period ...................     22,521      11,300
                                                                       --------    --------
Cash and cash equivalents at end of period .........................   $ 25,948    $  9,057
                                                                       ========    ========

Supplemental Information:
     Interest paid .................................................   $    348    $    167
     Income taxes paid .............................................   $    247    $    965



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


                                                Six Months Ended              Six Months Ended
                                                  June 30, 2006                 June 30, 2005
                                            -------------------------     ------------------------
                                             As Previously               As Previously
                                               Reported     Restated        Reported      Restated
                                            --------------  ---------    -------------   ---------
Statement of Operations Summary:
     Revenues...............................     62,284        62,243       64,200       64,160
     Income before taxes....................      1,678         1,637        1,297        1,257
     Income tax provision...................        669           628          516          476
     Net income.............................      1,009         1,009          781          781
     Earnings Per Share.....................       0.15          0.15         0.12         0.12

Balance Sheet Summary:
March 31, 2006
     Total Assets...........................     67,976        69,473       56,767       57,609
     Total Liabilities......................     29,725        31,222       21,249       22,091
     Total Stockholders Equity..............     38,251        38,251       35,518       35,518

The information related to December 31, 2005 and June 30, 2005 contained in this document has been restated to reflect the correction of the error described above.

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

NOTE 4 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six-month periods ended June 30, 2006 and 2005 is as follows (000's omitted, except for per share amounts):

                                                     For the                  For the
                                                three-month period       six-month period
                                                  ended June 30,            ended June 30,
                                                ------------------       -----------------
                                                  2006      2005          2006      2005
                                                -------    -------       ------    -------
Numerator
Net Income ...................................   $  533   $  467         $1,009   $  781

Denominator
Weighted average shares outstanding (basic) ..    6,443    6,000          6,469    5,975
Effect of dilutive options and warrants ......      112      336            112      335
                                                 ------   ------         ------   ------
Weighted average shares and dilutive potential
     Common shares (diluted) .................    6,555    6,336          6,581    6,310
Basic EPS ....................................   $ 0.08   $ 0.08         $ 0.16   $ 0.13
                                                 ======   ======         ======   ======
Diluted EPS ..................................   $ 0.08   $ 0.07         $ 0.15   $ 0.12
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

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

                                                                 Providers               Consumers
                                                          ----------------------    ---------------------
                                                          Fertility                 Shared
                                               Corporate  Partners    Affiliates     Risk  Pharmaceutical Consolidated
                                               ---------  --------    ----------     ----  -------------- ------------
For the three months ended June 30, 2006
     Revenues ............................   $   --      $ 28,648    $    308     $  2,751    $    102      $ 31,809
     Cost of Services ....................       --        26,249        --          1,876         (72)       28,053
                                             --------    --------    --------     --------    --------      --------
     Contribution ........................       --         2,399         308          875         174         3,756
     Operating Margin ....................       --           8.4%      100.0%        31.8%      170.6%         11.8%

     General and administrative ..........      2,952        --          --           --          --           2,952
     Interest, net .......................        (61)       --          --           --          --             (61)
                                             --------    --------    --------     --------    --------      --------
     Income before income taxes ..........     (2,891)      2,399         308          875         174           865

     Depreciation expense included above .   $    149    $    917    $     --     $     --    $     --      $  1,066
     Capital expenditures ................   $    254    $    512    $     --     $     --    $     --      $    766
     Total assets ........................   $ 27,535    $ 40,426    $    318     $    221    $    973      $ 69,473

For the six months ended June 30, 2006
     Revenues ............................   $   --      $ 56,145    $    587     $  5,256    $    255      $ 62,243
     Cost of Services ....................       --        51,280           1        3,516         (72)       54,725
                                             --------    --------    --------     --------    --------      --------
     Contribution ........................       --         4,865         586        1,740         327         7,518
     Operating Margin ....................       --           8.7%       99.8%        33.1%      128.2%         12.1%

     General and administrative ..........      6,004        --          --           --          --           6,004
     Interest, net .......................       (123)       --          --           --          --            (123)
                                             --------    --------    --------     --------    --------      --------
     Income before income taxes ..........     (5,881)      4,865         586        1,740         327         1,637

     Depreciation expense included above .   $    288    $  1,825    $     --     $     --    $     --      $  2,113
     Capital expenditures ................   $    428    $  1,021    $     --     $     --    $     --      $  1,449
     Total assets ........................   $ 27,535    $ 40,426    $    318     $    221    $    973      $ 69,473

For the three months ended June 30, 2005
     Revenues ............................   $   --      $ 25,611    $    220     $  1,941    $  4,425      $ 32,197
     Cost of Services ....................       --        23,053          (7)       1,317       4,259        28,622
                                             --------    --------    --------     --------    --------      --------
     Contribution ........................       --         2,558         227          624         166         3,575
     Operating Margin ....................       --          10.0%      103.2%        32.1%        3.8%         11.1%

     General and administrative ..........      2,865        --          --           --          --           2,865
     Interest, net .......................        (45)       --          --           --          --             (45)
                                             --------    --------    --------     --------    --------      --------
     Income before income taxes ..........     (2,820)      2,558         227          624         166           755
     Depreciation expense included above .   $    109    $    891    $     --     $     --    $     --      $  1,000
     Capital expenditures ................   $    299    $    638    $     --     $     --    $     --      $    937
     Total assets ........................   $ 12,583    $ 42,850    $     66     $    317    $  1,793      $ 57,609

For the six months ended June 30, 2005
     Revenues ............................   $   --      $ 51,078    $    467     $  3,451    $  9,164      $ 64,160
     Cost of Services ....................       --        46,020          45        2,377       8,810        57,252
                                             --------    --------    --------     --------    --------      --------
     Contribution ........................       --         5,058         422        1,074         354         6,908
     Operating Margin ....................       --          10.0%       90.4%        31.1%        3.9%         10.8%

     General and administrative ..........      5,699        --          --           --          --           5,699
     Interest, net .......................        (48)       --          --           --          --             (48)
                                             --------    --------    --------     --------    --------      --------
     Income before income taxes ..........     (5,651)      5,058         422        1,074         354         1,257

     Depreciation expense included above .   $    201    $  1,744         $--     $     --    $     --      $  1,945
     Capital expenditures ................   $    563    $  2,452         $--     $     --    $     --      $  3,015
     Total assets ........................   $ 12,583    $ 42,850    $     66     $    317    $  1,793      $ 57,609

As of December 31, 2005
     Total assets ........................   $ 22,992    $ 41,207    $     46     $    241    $  2,147      $ 66,633

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

NOTE 6 - DUE TO MEDICAL PRACTICES:

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

     As of June 30, 2006 and December 31, 2005, Due to Medical Practices was comprised of the following balances:

                                                      2006           2005
                                                    ---------     ---------

       Advances to FertilityPartners...............  $(13,367)     $(12,727)
       Undistributed Physician Earnings............     3,080         3,721
       Physician Practice Patient Deposits.........    14,863        13,955
                                                    ---------     ---------
       Due to Medical Practices, net............... $   4,576     $   4,949
                                                    =========     =========

NOTE 7 -- STOCK-BASED EMPLOYEE COMPENSATION:

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

NOTE 8 -- HEDGING TRANSACTION:

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

                            INTEGRAMED AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

fair value of the swap inversely mimics the hedged item. As of June 30, 2006, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income for the applicable periods (000's omitted):

                                                   For the                For the
                                              Three-month period      six-month period
                                                  June 30,                June 30,
                                             ------------------     -----------------
                                              2005        2005        2006      2005
                                             -------    -------     --------   ------

Net income as reported ...................   $   533    $   467     $ 1,099    $   781
Net gain (loss) on derivative transactions       (44)        --         (44)       --
                                             -------    -------     -------    -------
Total comprehensive income ...............   $   489    $   467     $   965    $   781
                                             =======    =======     =======    =======

NOTE 9 -- LITIGATION:

     From time to time, we are party to legal proceedings in the ordinary course of business. As of June 30, 2006, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

NOTE 10 -- RECENT ACCOUNTING STANDARDS:

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


Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the three and six-month periods ended June 30, 2006 and 2005:

                                                                  For the                  For the
                                                            three-month period        six-month period
                                                              ended June 30,           ended June 30,
                                                          ----------------------    --------------------
                                                            2006         2005         2006         2005
                                                          --------     ---------    --------     -------
         Revenues, net:

           Provider services...........................     91.0%        80.2%        91.1%        80.3%
           Consumer services...........................      9.0%        19.8%         8.9%        19.7%
             Total revenues............................    100.0%       100.0%       100.0%       100.0%

         Costs of services incurred:
           Provider services...........................     82.5%        71.6%        82.4%        71.8%
           Consumer services...........................      5.7%        17.3%         5.5%        17.4%
             Total costs of service....................     88.2%        88.9%        87.9%        89.2%

         Contribution:
           Provider services...........................      8.5%         8.6%         8.8%         8.6%
           Consumer services...........................      3.3%         2.5%         3.3%         2.2%
             Total contribution........................     11.8%        11.1%        12.1%        10.8%


         General and administrative expenses...........      9.3%         9.0%         9.6%         8.9%
         Interest income...............................     (0.8)%       (0.4)%       (0.8)%       (0.3)%
         Interest expense..............................      0.6%         0.2%         0.6%         0.3%
                Total other expenses...................      9.1%         8.8%         9.4%         8.9%

         Income from operations before income taxes....      2.7%         2.3%         2.7%         1.9%
         Income tax provision..........................      1.0%         0.9%         1.1%         0.7%
         Net income ...................................      1.7%         1.4%         1.6%         1.2%


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


     Contribution for the quarter ended June 30, 2006 of $3.8 million increased approximately $0.2 million, or 5%, from the same quarter in 2005. As a percentage of revenue, our contribution margin for the quarter increased to 11.8% in 2006 relative to 11.1% in 2005, due primarily to the current presentation of "net pharmaceutical revenue" as discussed above, as well as the continued growth of our Shared Risk Refund program. The following factors had a significant impact on contribution:

(i) Provider Services -

              Contribution from our FertilityPartners segment of $2.4 million for the second quarter of 2006 was slightly below prior year contribution of $2.6 million. Despite revenue growth of 11.9%, previously negotiated fee reductions at three FertilityPartners clinics prevented contribution growth. The year 2006 represents the final year of our multi-year fee realignment program. With the fee structures we currently have in place, we expect that continued revenue growth in future years will directly translate into growth in contribution.

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

     Our provision for income tax was approximately $0.3 million in 2006, or 38.4% of pre-tax income, compared to $0.3 million, or 38.1% of 2005 pre-tax income. Our effective tax rates for both 2006 and 2005 reflect provisions for both current and deferred federal and state income taxes.


Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Our reported revenues for the first six months of 2006 were $62.2 million, a decrease of $1.9 million, or 3%, from revenues of $64.2 million in 2005. Our 2005 results include pharmaceutical revenue of $8.8 million, which due to the previously discussed contract change, must be excluded from 2005 revenues to make them comparable with 2006 results. Other significant factors affecting our reported revenues were as follows:

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

     Contribution for the six months ended June 30, 2006 of $7.5 million represents an increase of $0.6 million, or 8.8%, from the same period in 2005. As a percentage of revenue, our contribution margin for the first six months of 2006 increased to 12.1% versus 10.8% in 2005. This increased margin percentage is primarily due to the current presentation of "net pharmaceutical revenue" as discussed above. The following factors had a significant impact on contribution:

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


     General and Administrative expenses totaled $6.0 million, or 79.9% of contribution, for the first six months of 2006, compared to $5.7 million, or 82.5% of contribution, for the comparable period in 2005. These costs are comprised of operational, administrative, regulatory and other support costs which are not specifically related to our product offerings. The $0.3 million increase in costs in 2006 is mainly related to the amortization of stock grants, expensing stock options, employee recruitment and health insurance cost increases in 2006 relative to 2005.

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

     Our provision for income tax was $0.6 million in 2006, or 38.4% of pre-tax income, compared to $0.5 million, or 37.9% of 2005 pre-tax income. Our effective tax rates for both 2006 and 2005 reflect provisions for both current and deferred federal and state income taxes.

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

                                                               Payments Due by Period
                                                               ----------------------

                                      Total     Less than 1 year     1 - 3 years     4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------

Notes Payable.................    $ 9,286,000      $ 1,428,000       $ 2,858,000      $5,000,000    $         --
Capital lease obligations.....        111,000           73,000            38,000              --              --
Derivative valuation..........         44,000            7,000            37,000
Operating leases..............     47,583,000        6,466,000        13,718,000       7,115,000     20,284,000
FertilityPartners capital and
    other obligations.........             --               --                --              --             --
Total contractual cash
    obligations...............    $57,024,000      $ 7,974,000       $16,651,000     $12,115,000    $20,284,000

                                                    Amount of Commitment and Expiration Per Period
                                                    ----------------------------------------------

                                   Total        Less than 1 year    1 - 3 years     4 - 5 years    After 5 years
                                 --------       ----------------  ----------------  -------------  -------------
Lines of credit...............    $10,000,000      $        --       $10,000,000           $   --   $        --

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

                  See Index to Exhibits on Page 24.

                                                     SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INTEGRAMED AMERICA, INC.
                                         (Registrant)




Date:    December 27, 2006               By:/s/:  John W. Hlywak, Jr.
                                                  -------------------
                                                  John W. Hlywak, Jr.
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

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