Form 10-K
period 2006-12-31
INTEGRAMED AMERICA INC
filed 2007-03-21
CIK 885988

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 (914) 253-8000
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
       Title of each class                 Name of exchange on which registered
       -------------------                 ------------------------------------
  Common Stock, $.01 par value                       NASDAQ Global Market

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _____ No __X__

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes _____No __X__

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer __ Accelerated Filer __ Non-Accelerated Filer _X_.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ___  No __X__


     Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $64.3 million on June 30, 2006 based on the closing sales price of the Common Stock on such date.

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding was approximately 6,513,634 on March 9, 2007.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     See Part III hereof with respect to incorporation by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 2006 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.


                                     PART I

ITEM 1.  Business

Overview

     IntegraMed America offers products and services to patients and providers in the fertility industry. We have developed a network comprised of twenty-nine contracted fertility centers as of December 31, 2006 in major markets across the United States, products and services designed to support fertility center growth, products and services in the pharmaceutical and patient financing areas, including the IntegraMed Shared Risk(R) Refund program, the Council of Physicians and Scientists, ARTIC, our captive insurance company and a leading fertility portal (www.integramed.com), all of which are more fully described below. Twenty-one fertility centers purchase discrete service packages provided by us under our Affiliate program and eight fertility centers have access to our entire portfolio of products and services under our comprehensive Partner program. All twenty-nine centers have access to our consumer services, principally pharmaceutical products, our Shared Risk Refund product and other patient financing products. We were incorporated in Delaware on June 4, 1985.

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

     Conventional fertility services include diagnostic tests performed on both the female and male. Depending on the results of the diagnostic tests performed, treatment options may include, among others, fertility drug therapy, artificial insemination and fertility surgeries to correct anatomical problems. Procedures that require gametes (sperm and eggs) to be handled in vitro (outside the body) are classified as assisted reproductive technology, or ART, services. Current types of ART services include in vitro fertilization, or IVF, frozen embryo transfers, donor egg programs as well as other more specialized treatments. IVF represents the most frequently employed form of ART with current techniques used in connection with IVF services including intracytoplasmic sperm injection, or ICSI, assisted hatching, cryopreservation of embryos, pre-implantation genetic diagnosis (PGD), and blastocyst culture and transfer.

     According to a 2005 report, which is the latest data available, there are currently approximately 42,600 obstetricians/gynecologists in the United States of which approximately 1,500 specialize in providing fertility services, with about 950 certified as reproductive endocrinologists. There are approximately 425 centers in the United States that provide ART services, a number which has grown by about 60 percent from just ten years ago. These centers are predominantly staffed by reproductive endocrinologists. Approximately one-third of the ART centers are hospital-based and two-thirds are physician-office based. As ART has become more sophisticated, more predictable and less experimental, there has been a clear shift of services out of hospitals and into free standing fertility centers operated by reproductive endocrinologists. Compared to other medical niches, the fertility services industry is concentrated among relatively few providers and few manufacturers of medications and devices.

     According to the CDC, 10% of women of reproductive age, or more than 6 million women, have had an infertility-related medical appointment within the previous year. According to publications from the Harvard Business School Press, the annual expenditures relating to fertility services are approximately $3 billion. We believe that multiple factors over the past several decades have affected couples' fertility levels. A demographic shift in the United States toward the deferral of marriage and first birth has increased the age at which women are first having children. This, in turn, increases the incidence of infertility, making conception more difficult, thereby increasing the demand for ART services. Fortunately, technological advances in the treatment of infertility, especially IVF, have enhanced treatment outcomes and the prognoses for many couples.

     Currently, many health plan sponsors provide some level of coverage for the diagnosis and treatment of infertility. Because patients seeking fertility treatment often have other gynecological symptoms, health plans may cover diagnostic expenses even when infertility treatment itself is not a covered benefit. Fifteen states have enacted legislation requiring health insurers to cover varying degrees for fertility services, including ART services. In addition to various initiatives to broaden coverage, several legislative initiatives are emerging as a driving force behind making fertility services more readily available.

     ART services are the most rapidly growing segment of the fertility market. According to the Society of Assisted Reproductive Technology, or SART, approximately 10,000 ART procedures were performed in 1987, growing to approximately 122,700 ART procedures in 2005, the most recent year for which national data is currently available. While market growth has slowed, we believe growth will continue in the future for the following reasons: (i) the quality of ART treatments is improving, increasing the success of treatment; (ii) improvements in embryo culture media and implantation rates are leading to the capability of reducing high order multiple pregnancies - one of the greatest risk factors of ART services; (iii) with improving pregnancy rates, the cost of treatment is decreasing thereby making high technology services more affordable;
(iv) new ART services that improve embryo quality and the likelihood of pregnancy, continue to emerge fueling an expansion of the industry; (v) the improving relationship between cost and quality is causing physicians to substitute more effective ART treatments for less effective conventional fertility services; (vi) public policy initiatives including legislative mandates for insurance coverage and the definition of reproduction as a major life activity covered by the ADA are producing a more favorable reimbursement climate; and (vii) demand for ART services is increasing through greater public awareness and acceptance of ART services. While the overall market growth has slowed, IntegraMed fertility centers have experienced faster growth due to economies of scale and the ability to leverage the network's infrastructure.

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

Our Business Strategy

     We view the market for fertility services as comprised of both a provider segment and a consumer segment. Our business strategy is to develop a national network of high quality fertility centers that access our business services and serve as a distribution channel for our consumer products. Our provider network is the largest managed network of fertility centers in the United States, currently accounting for approximately 22% of total US ART procedures by volume. The primary elements of our strategy to address the provider segment include:
(i) expanding our network of Affiliated fertility centers into new major markets; (ii) increasing the number and value of service packages purchased by Affiliates in our network; (iii) entering into additional Partner contracts with Affiliated and non-Affiliated fertility centers; and (iv) increasing revenues and profits at contracted Partner centers. The primary elements to address the consumer segment include (i) increasing penetration of our Shared Risk Refund treatment program and other patient financing programs throughout the provider network, and (ii) increasing sales of pharmaceutical products to fertility patients.

Provider Services

     (i) Expand our Network of Affiliated Fertility Centers

     Our strategic plan calls for us to expand our provider network to establish a presence in other major markets across the country. We primarily focus our network development activities on major metropolitan markets with populations in excess of 500,000. Because of the relatively low percentage of the population that seeks fertility treatment, a large population base is required to support a sophisticated fertility center. Our high quality fertility centers are capable of drawing consumers from a large geographic catchment area. Expanding our provider network to the 100 largest metropolitan markets in the United States will allow us to cover a large percentage of the national population, since approximately 80% of fertility services performed in the U.S. occur in these top 100 markets.

     The entry point for fertility centers participating in our provider network is as an Affiliate center. Included in this level of participation are access to our (i) Shared Risk(R) Refund program (as described below), (ii) pharmaceutical products, (iii) patient financing and (iv) marketing support activities. While a primary value proposition for the Affiliate offerings is to help practices improve their ability to attract and retain patients, the offerings can also be used to improve operational efficiency and support the provision of superior care. We provide access to these programs on an exclusive basis in each defined market area to the Affiliated clinic.

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

     ARTworks(R) Clinical Information System - a proprietary electronic medical record (EMR) system focused exclusively on the unique requirements of providing clinical care to patients seeking fertility treatment. We maintain this application at our data center in New York, with contracted fertility centers gaining access via a dedicated communications link. This structure allows our customers to minimize their investment in information systems and relieves them of software maintenance obligations. The application is also interfaced with commonly used laboratory equipment and our practice management information systems.

     ARTworks Financial Practice Management Information System - an information system that enables contracted fertility centers to have a sophisticated scheduling, billing and accounts receivable system. This system is also hosted out of our data center, which permits contracted fertility centers to gain access to a powerful practice management system at a fraction of the cost of a traditional installation. This system has been customized to the unique requirements of fertility centers and has helped contracted fertility centers to effectively schedule and bill patients and third party payors and manage accounts receivable.

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

     Assisted Reproductive Technology Insurance Company, or ARTIC, and Risk Management - ARTIC is a captive malpractice insurance company formed in conjunction with practices in IntegraMed's network which has the following features: Comprehensive malpractice coverage - which meets the requirements of all hospitals and state regulatory bodies; assured availability for member practices; the goal of lower malpractice insurance costs - Shareholder practices participate in underwriting, claims and investment decisions; and the goal of lower cost increases for malpractice insurance over time - given an expected strong claims history and industry factors based on reproductive endocrinologists, not a broader obstetric and gynecological population. Risk management comprises services associated with minimizing practice risk via: an audit of a practice's existing risk management policies, procedures and processes; specific recommendations and tools to introduce improved risk management to practice operations; and ongoing auditing and review management.

   (iii) Entering into Additional Partner Contracts

     Fertility centers participating in our Partner program are entitled to our full suite of products and services. Recruitment into our Partner program has traditionally been focused on fertility clinics currently participating as Affiliates in our provider network. As Affiliates, practices have become familiar with the offerings we provide and our commitment to customer service; also, we have had a chance to assess a practice's commitment to growth and utilization of our services. Partner practices are also recruited from outside the pool of existing Affiliates; to be considered, non-Affiliate candidates need to meet a stringent set of criteria.

     As of December 31, 2006, we had Partner contracts with eight leading fertility centers, which in turn employ and/or contract with individual physicians. These fertility centers had a presence in 45 separate clinical locations in 10 states and the District of Columbia, as follows:



                                                                                     Initial
                                                                    Number of      Business Services
              Fertility Centers                   State             Locations        Contract Date
              -----------------                   -----             ---------        -------------
Reproductive Science Center of
   New England...............................      MA, NH & RI        10             July 1988
Reproductive Science Center of the Bay Area
   Fertility and Gynecology Medical Group....      CA                  4             January 1997
Fertility Centers of Illinois................      IL                 10             August 1997
Shady Grove Fertility Reproductive
   Science Centers...........................      MD, VA & DC         8             March 1998

IVF Florida .................................      FL                  4             April 2002

Reproductive Endocrine Associates of Charlotte     NC                  2             September 2003

Seattle Reproductive Medicine................      WA                  2             January 2004

Reproductive Partners Medical Group..........      CA                  5             January 2005


   Establishing Partner Contracts

     In establishing a Partner contract, we typically acquire the assets of a fertility center, enter into a long-term comprehensive service agreement with the center and assume most administrative and financial functions of the center. In addition, we also typically require that the fertility center enter into long-term employment agreements containing non-compete provisions with all key physicians and that each physician shareholder of the medical practice enter into a personal responsibility agreement with us. Typically, the fertility center contracting with us is a professional corporation in which the key physicians are the shareholders.

     Partner contracts provide that all patient medical care is to be provided by the physicians and that we are responsible for providing defined business services to the center. We provide the equipment, facilities and support necessary to operate the center, and employ substantially all non-physician personnel. Under the agreements, we may also advance funds to the fertility center to provide new services, utilize new technologies, fund projects, provide working capital or fund mergers with other physicians or physician groups.

     Partner contracts generally obligate us to pay a fixed sum for the exclusive right to service the fertility center. These agreements are typically for terms of 10 to 25 years and may contain early termination clauses. Generally, no shareholder of contracted fertility centers may assign his/her interest in the fertility center without IntegraMed's written consent.

     Under all eight current Partner agreements, we receive as compensation for our services a three-part fee comprised of: (i) a tiered percentage of net revenues generally between 3% and 6%; (ii) reimbursed costs of services (costs incurred in providing services to a fertility center and any costs paid on behalf of the fertility center); and (iii) either a fixed amount or a percentage of the center's earnings, which currently ranges from 10% to 20%, but may be subject to limits.

     (iv)  Increasing Revenues and Profits at Contracted Partners

     Given our fee structure as described above, we have a significant incentive to assist in the profitable growth of each Partner. To achieve this objective we
(i) help them formulate and execute longer-term planning activities, such as investment/development via facility build-out and in-market mergers with other practices and planning and budgeting support; (ii) put in place products and services that help them attract and retain patients, including the offerings included in our Affiliate relationship - e.g., access to the Shared Risk Refund Program, internet marketing, patient financing, etc., - along with proven field sales programs and direct-to-consumer advertising capabilities and resources;
(iii) enable them to enhance their ability to provide superior care via usage of our ARTworks Clinical application which provides electronic medical record, workflow management and decision support functionality, along with clinical risk management auditing services and access to the Council of Physicians and Scientists, a forum set up to enable sharing thinking regarding care and research; and (iv) enhance their operating efficiency through the implementation of an infrastructure focused on improved accounts receivables management along with business continuity and other IT support, human resource, legal and procurement support that leverages our economies of scale and deep expertise in these areas.

Consumer Services

     (i) Increased penetration of our Shared Risk Refund Treatment Program

     We continuously seek to increase the number of Shared Risk Refund treatment packages sold directly to consumers. Our Shared Risk Refund program consists of a package that includes up to three attempts of in vitro fertilization with fresh embryos and three attempts with frozen embryos for one fixed price with a significant refund if the patient does not take home a baby. Under this innovative financial program, we receive payment directly from consumers who qualify for the program and pay contracted fertility centers a defined reimbursement for each treatment performed. The benefit to providers is increased patient volume and patient retention, and the benefit to consumers is a significant financial refund should treatment be unsuccessful.

     (ii) Increased Sales of Pharmaceutical Products

     We also offer a range of complementary pharmaceutical products to fertility patients. These products are offered in conjunction with ivp care, inc., our marketing and fulfillment partner in the pharmaceutical industry. Access to our pharmaceutical products is offered to patients of both our Affiliated and Partner clinics, with patients receiving their orders via mail-order shipments.

     Through September 30, 2005, we marketed pharmaceutical products directly to patients throughout our network and we had contracted with ivpcare, inc. to provide certain business services related to the distribution of and accounting for these sales. Effective October 1, 2005, this agreement was terminated and replaced by a new agreement between us and ivpcare, inc. Under the terms of the new agreement, we are no longer a direct distributor of pharmaceutical products to patients as this function is being performed directly by ivpcare. Our responsibilities are limited to marketing the products for which we will be compensated. This compensation will approximate our previous contribution from those pharmaceutical sales and services, and will be shown on a "net" rather than "gross" basis. As a result, as of October 1, 2005, we no longer record pharmaceutical sales, the related cost of sales and other costs related to pharmaceutical distribution. We anticipate a significant decreased in revenues and cost of sales; however (assuming the same volume of pharmaceutical products distributed) contribution from operations and income before income taxes, as well as net income, will be virtually unaffected from this contract change.

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

     (i) Administrative Services

     Our administrative services to Partner centers include: (i) accounting and financial services, such as billing and collections, accounts payable, payroll, and financial reporting and planning; (ii) recruiting, hiring, training and supervising all non-medical personnel; and (iii) purchasing of supplies, pharmaceuticals, equipment, services and insurance.

   (ii) Access to Capital

     We provide Partners with a significant competitive advantage through immediate access to capital for expansion and growth. We are also able to offer physician providers in our network rapid access to the latest technologies and facilities in order for them to provide a full spectrum of services and compete effectively for patients in the marketplace. For example, we have built new clinical facilities housing state of the art embryology laboratories for several Partners, which enable them to expand their offerings to include a number of services, which they had previously outsourced.

     We also provide Partners with immediate operating capital through our accounts receivable financing program which offers interest free financing within preset limits. For a fertility center, this means access to funds upon billing for services rather than waiting for the collection of the accounts receivable which normally occurs 15 to 60 days after treatment. Our financing of a clinic's accounts receivable is also done with full recourse, so that we are not at risk for uncollectible balances. As a result, we do not purchase the accounts receivable, but rather advance funds to the clinic which are repaid the following month.

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

     (iv)  Internet Marketing and Website support

     We operate an industry leading web portal which (i) allows visitors access to educational material concerning infertility issues; (ii) provides links to our Partner and Affiliate practices; and (iii) allows prospective patients to request appointments and follow-up contact, request information on our Shared Risk Refund program and apply for treatment financing.

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

   (vi) Shared Risk Case Management

     Our Shared Risk Refund program offers multiple treatments for one fixed price, with the opportunity for a significant refund if the patient does not take home a baby. Due to the characteristics of the program, we assume risk for unsuccessful treatments. In order to moderate and manage this risk, we have developed a sophisticated actuarial model and case management program in which Shared Risk patients are medically pre-approved prior to enrollment in the program. We also continuously review their clinical criteria as they undergo treatment. If, while undergoing treatment, a patient's clinical response falls outside our criteria for participation in the Shared Risk Refund program, we have the right to remove that individual from the program, with an applicable refund to the patient. To date, our case management process has helped manage the risks associated with our Shared Risk Refund program within expected limits.

Council of Physicians and Scientists

     In 1996, we established the Council of Physicians and Scientists, or the Council, comprised mostly of representatives from our network, to bring together leaders in reproductive medicine and embryology with the goal of promoting a high quality clinical environment throughout the network. The Council meets regularly and conducts bi-monthly teleconferences on topics related to improving infertility diagnosis and treatment.

Assisted Reproductive Technology Insurance Company

     We assisted in the organization of, and obtained a minority equity interest in, an offshore captive insurance company designed to moderate the cost of malpractice insurance to members of our network. The majority of the equity of the captive insurance company is owned by various physician practices which are members of our network. On January 1, 2005, this captive insurance company began providing the majority of the malpractice insurance coverage to physicians within our Partner network.

Employees

     As of February 21, 2007, we have 949 employees. Of these, 907 are employed at our Partner fertility centers and 42 are employed at our headquarters, including 10 who are executive management. Of these employees, 100 persons at the Partner fertility centers are employed on a part-time basis and 92 are employed on a per diem basis. We are not a party to any collective bargaining agreement and we believe that our employee relationships are good.

Segment Information

     We follow the requirements contained in Statement of Financial Accounting Standards (SFAS) No.131, "Disclosures about Segments of an Enterprise and Related Information", with respect to identifying and reporting business segments. This statement requires that segment reporting reflect our organizational structure, major revenue sources, line's of responsibility and senior management's perspective of an organization. In order to better execute our business strategy and prepare for opportunities offered in the healthcare marketplace, we modified our reporting segments in 2005. We currently report two major lines of business, our Provider Services, which is comprised of our Partner and Affiliate segments, and our Consumer Services, which is comprised of our Shared Risk and Pharmaceutical segments. Our 2005 and 2004 results have also been reclassified to reflect our new reporting segments as follows, (dollars in thousands):

                                                            Providers                          Consumers
                                              -----------------------------------      ----------------------
                                                            Fertility                  Shared
                                               Corporate    Partners    Affiliates      Risk   Pharmaceutical  Consolidated
                                               ---------    --------    ----------      ----   --------------  ------------
For the Year ended December 31, 2006
     Revenues ..........................   $    --       $ 112,767    $   1,191      $  12,040    $     440     $ 126,438
     Cost of Services ..................        --         102,665           25          8,162          (72)      110,780
                                           ---------     ---------    ---------      ---------    ---------     ---------
     Contribution ......................        --          10,102        1,166          3,878          512        15,658
     Operating Margin ..................        --             9.0%        97.9%          32.2%       116.4%         12.4%

     General and administrative ........      12,305          --           --             --           --          12,305
     Interest income, net ..............        (378)         --           --             --           --            (378)
                                           ---------     ---------    ---------      ---------    ---------     ---------
     Income (loss) before income taxes .   $ (11,927)    $  10,102    $   1,166      $   3,878    $     512     $   3,731
                                           =========     =========    =========      =========    =========     =========
     Depreciation expense included above   $     614     $   3,596    $    --        $    --      $    --       $   4,210
     Capital expenditures ..............   $   1,075     $   2,672    $    --        $    --      $    --       $   3,747
     Total assets ......................   $  33,069     $  41,458    $     218      $     416    $     361     $  75,522

For the Year ended December 31, 2005
     Revenues ..........................   $    --       $ 105,277    $     952      $   8,391    $  14,189     $ 128,809
     Cost of Services ..................        --          94,763           86          5,760       13,480       114,089
                                           ---------     ---------    ---------      ---------    ---------     ---------
     Contribution ......................        --          10,514          866          2,631          709        14,720
     Operating Margin ..................        --            10.0%        91.0%          31.4%         5.0%         11.4%

     General and administrative ........      12,205          --           --             --           --          12,205
     Interest income, net ..............        (192)         --           --             --           --            (192)
                                           ---------     ---------    ---------      ---------    ---------     ---------
     Income (loss) before income taxes .   $ (12,013)    $  10,514    $     866      $   2,631    $     709     $   2,707
                                           =========     =========    =========      =========    =========     =========
     Depreciation expense included above   $     421     $   3,538    $    --        $    --      $    --       $   3,959
     Capital expenditures ..............   $     871     $   3,097    $    --        $    --      $    --       $   3,968
     Total assets ......................   $  22,992     $  41,207    $      46      $     241    $   2,147     $  66,633

For the Year ended December 31, 2004
     Revenues ..........................   $    --       $  86,080    $   1,287      $   4,548    $  15,738     $ 107,653
     Cost of Services ..................        --          76,706          393          3,557       15,189        95,845
                                           ---------     ---------    ---------      ---------    ---------     ---------
     Contribution ......................        --           9,374          894            991          549        11,808
     Operating Margin ..................        --            10.9%        69.5%          21.8%         3.5%         11.0%

     General and administrative ........       9,789          --           --             --           --           9,789
     Interest expense, net .............          36          --           --             --           --              36
                                           ---------     ---------    ---------      ---------    ---------     ---------
     Income (loss) before income taxes .   $  (9,825)    $   9,374    $     894      $     991    $     549     $   1,983
                                           =========     =========    =========      =========    =========     =========
     Depreciation expense included above   $     352     $   2,660    $    --        $    --      $    --       $   3,012
     Capital expenditures ..............   $     543     $   7,119    $    --        $    --      $    --       $   7,662
     Total assets ......................   $  12,857     $  38,456    $      87      $     285    $   2,117     $  53,802

Significant Service Contracts -

     For the years ended December 31, 2006, 2005, and 2004 the following fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

                                           Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2006      2005       2004         2006      2005       2004
                                        -------   ------     ------       -------   ------     ------
     R.S.C. of New England..........     10.7       9.6       11.3          9.3       10.8      13.4
     Fertility Centers of Illinois..     21.9      20.3       25.6         12.5       11.6      22.3
     Shady Grove Fertility Center...     22.6      21.1       21.5         14.6       21.6      24.9

ITEM 1A.      Risk Factors

Risk Factors

     The following risk factors, while not intended to be all inclusive, could individually or in combination have a material adverse effect on our business, financial condition, results of operation and market price of our common stock.

     Competition - Our industry is highly competitive and subject to continual change. New health care providers entering the market may reduce our market share, patient volume and growth rates. Additionally, increased competitive pressures may require us to commit more resources to our marketing efforts, thereby increasing our cost structure and impacting our profitability. There can be no assurance that we will be able to compete effectively with our current competitors. Nor can there be assurance that additional competitors will not enter the market, or that such competition will not make it more difficult for us to enter into Affiliate or Partner contracts.

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

     Third-party payors - A significant portion of our Partner revenue depends upon reimbursements from third-party payors. Disruption of this relationship, whether in the form of changes to reimbursement contracts or solvency issues on the part of the payors, may lower our Service fees and therefore affect our cash flows and financial position.

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

     Corporate practice of medicine laws - Our operations may also be subject to state laws relating to the corporate practice of medicine. State laws may prohibit corporations other than medical professional corporations or associations from practicing medicine or exercising control over physicians, and may prohibit physicians from practicing medicine in partnership with, or as employees of, any person not licensed to practice medicine. State laws may also contain fee-splitting prohibitions or may prevent corporations from acquiring the goodwill of a medical practice. We believe that our operations are in material compliance with all applicable state laws relating to the corporate practice of medicine. We perform only non-medical administrative services, and in some circumstances, clinical laboratory services. In each Partner agreement, the fertility center is the sole employer of the physicians, and the fertility center retains the full authority to direct the medical, professional and ethical aspects of its medical practice.

     Liability insurance - Providing health care services entails a substantial risk of medical malpractice and similar claims. While we do not engage in the practice of medicine, or assume responsibility for compliance with regulatory requirements directly applicable to physicians, we do require our fertility centers to maintain medical malpractice insurance. However, in the event that services provided at one of our fertility centers results in injury or other adverse effects, we are likely to be named as a party in any legal proceeding. Although we currently maintain liability insurance that we believe is adequate, successful malpractice claims could exceed the limits of our insurance and could have a material adverse effect on our business. Moreover, there is no assurance that we will be able to obtain such insurance on commercially reasonable terms in the future or that such insurance will provide adequate coverage against potential claims. In addition, a malpractice claim asserted against us could be costly to defend, could consume management resources and could adversely affect our reputation and business, regardless of the merit or eventual outcome of such claim. In addition, in connection with our acquisition of the assets of a fertility centers, we may also assume some of the center's liabilities. Therefore, an entity may assert claims against us for events related to the fertility center prior to its becoming a Partner. We maintain insurance coverage related to these risks that we believe is adequate as to the risks and amounts, although there is no assurance that any successful claims will not exceed applicable policy limits.

     Contract termination - One or more of our Partner practices may terminate their membership in our network. Such an occurrence would significantly reduce our revenues without a corresponding reduction in our cost structure.

     Physician resignation - The departure of one or more key medical providers may negatively impact the ability of our Partner to generate sufficient revenues. A reduction in Partner revenue would reduce our revenues and may require us to advance funds to the fertility center.

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

ITEM 1B. Unresolved Staff Comments

     None.

ITEM  2. Properties

     Our headquarters and executive offices are located in Purchase, New York, where we occupy approximately, 18,500 square feet under a lease expiring in 2012. Future lease payments will range from $46,280 to $51,100 per month.

     We also lease or sublease locations for our Partner clinics. Costs associated with these agreements are reimbursed to us as part of our fee for the applicable fertility center.

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

                                                         Common Stock
                                                     ----------------------
                                                     High               Low
                                                     ----------------------
         2005
         First Quarter...........................    8.00              5.28
         Second Quarter..........................    7.39              5.61
         Third Quarter...........................   10.78              6.40
         Fourth Quarter..........................   11.04              8.14

         2006
         First Quarter...........................   10.98              7.31
         Second Quarter..........................   10.00              8.90
         Third Quarter...........................   10.30              9.10
         Fourth Quarter..........................   15.74              8.51

      On March 9, 2007, there were approximately 84 holders of record of the Common Stock and approximately 1,257 beneficial owners of shares registered in nominee or street name.

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

                                                                                  Number of securities
                                                                                  remaining available for
                               Number of Securities                               future issuance under
                               to be issued upon           Weighted-average       equity compensation plans
                               exercise of                 exercise price of      (excluding securities
      Plan Category            outstanding options         outstanding options    reflected in column (a)
      -------------            -------------------         -------------------    -----------------------
                                       (a)                       (b)                        (c)
      Equity compensation
      plans approved by
      security holders........    117,115                      $2.94                     129,531

      Equity compensation
      plans not approved
      by security holders.....         --                        --                           --
                                  -------                      -----                     -------

         Total................    117,115                      $2.94                     129,531
                                  =======                      =====                     =======

      During 2006 and 2005, we issued 1,291,368 and 1,411,426 shares respectively, of Common Stock as a 25% and 30% respectively, stock split effected in the form of a stock dividend to our then current stockholders. The issuance of these shares had no direct financial impact on our results of operations or financial position and did not alter the market capitalization of our common shares outstanding.

     During 2006, 2005 and 2004, we issued approximately 85,000, 65,000 and 54,000 shares, respectively, of restricted common stock as deferred compensation to several of our officers and directors with an aggregate value of $829,000, $437,000 and $211,000 respectively. These shares were valued at their fair value on the date of grant, and are amortized to expense over their vesting period, which approximates the service period.

Performance Graph

      The following graph compares the five-year cumulative total return to shareholders on IntegraMed America's common stock from 12/31/2001, relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company's common stock and in each of the indexes 12/31/2001.



                       [GRAPHIC OMITTED][GRAPHIC OMITTED]


-----------------------------------------------------------------------------
                            12/01    12/02    12/03    12/04   12/05   12/06
-----------------------------------------------------------------------------

IntegraMed America, Inc.   100.00    93.71   100.65   188.73  277.61  394.46
NASDAQ Composite           100.00    71.97   107.18   117.07  120.50  137.02
NASDAQ Health Services     100.00    85.52   118.76   149.32  164.82  164.88

ITEM 6.  Selected Financial Data -

      The following selected financial data (for the years ended December 31, 2006, 2005, 2004, 2003 and 2002) are derived from our consolidated financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. Earnings per share and average share values for the years 2005, 2004, 2003 and 2002 have been restated to reflect the 25% stock split effected in the form of a stock dividend declared in May 2006 and the 30% stock split effected in the form of a stock dividend declared in May 2005.

Statement of Operations Data :

                                                                           December 31,
                                                -------------------------------------------------------------
                                                  2006         2005           2004         2003        2002
                                                --------     --------      ---------    ---------   ---------
                                                            (in thousands, except per share amounts)

Revenues, net ................................  $ 126,438    $ 128,809    $ 107,653    $  93,690    $  88,200
Costs of services incurred ...................    110,780      114,089       95,845       83,233       78,349
                                                ---------    ---------    ---------    ---------    ---------
Contribution .................................     15,658       14,720       11,808       10,457        9,851
General and administrative expenses ..........     12,305       12,205        9,789        8,761        8,097
Total other (income) expense, net ............       (378)        (192)          36          (16)          52
                                                ---------    ---------    ---------    ---------    ---------
Income before taxes ..........................      3,731        2,707        1,983        1,712        1,702
Provision for income taxes ...................        507          984          797          668          562
                                                ---------    ---------    ---------    ---------    ---------
Net income ...................................      3,224        1,723        1,186        1,044        1,140
Less: Dividends paid and/or accrued on
   Preferred Stock ...........................       --           --           --           --             69
                                                ---------    ---------    ---------    ---------    ---------
Net income applicable to Common
   Stock .....................................  $   3,224    $   1,723    $   1,186    $   1,044    $   1,071
                                                =========    =========    =========    =========    =========

Basic EPS ....................................  $    0.50    $    0.28    $    0.21    $    0.19    $    0.21
                                                =========    =========    =========    =========    =========
Diluted EPS ..................................  $    0.49    $    0.28    $    0.20    $    0.18    $    0.19
                                                =========    =========    =========    =========    =========

Weighted average shares - basic ..............      6,472        6,049        5,775        5,546        5,192
                                                =========    =========    =========    =========    =========
Weighted average shares  - diluted ...........      6,555        6,254        6,039        5,827        5,636
                                                =========    =========    =========    =========    =========

Balance Sheet Data:

                                                                           December 31,
                                                -------------------------------------------------------------
                                                  2006         2005         2004         2003         2002
                                                ---------    ---------    ---------    ---------    ---------
                                                                        (in thousands)

Working capital (1) ..........................$  12,341    $   6,650    $     301    $   3,294    $   3,511
Total assets .................................   75,522       66,633       53,802       46,439       42,165
Total indebtedness ...........................    8,774       10,147        5,239        7,511        1,410
Accumulated deficit ..........................   (8,483)     (11,707)     (13,430)     (14,616)     (15,660)
Shareholders' equity .........................   40,834       36,800       34,443       32,850       31,557
 (1) Represents current assets less current liabilities

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in "Risk Factors," some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events. Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the risks set forth in "Risk Factors" or by other unknown risks and uncertainties.

Overview

     We offer products and services to consumers and providers in the fertility industry. We have developed a provider network comprised of twenty-nine contracted fertility centers in major markets across the United States. Our provider products and services are designed to support fertility center growth and risk transfer through a captive insurance company. Our consumer products and services are comprised of pharmaceutical marketing services and the Shared Risk Refund program, a form of financing services to patients. Twenty-one affiliate fertility centers purchase discrete service packages provided by us and eight fertility centers have access to our entire portfolio of products and services under our comprehensive Partner program. All twenty-nine centers have access to our consumer products and services.

     Our business strategy is to align our information, technology and financial strengths and investments for the benefit of both providers and consumers of fertility services. The primary elements of this strategy include: (i) expanding our network of affiliated fertility centers; (ii) entering into additional Partner contracts; (iii) increasing revenues and profits at contracted Partner centers; (iv) increasing the number and value of service packages purchased by members of our network; (v) increasing penetration of our Shared Risk Refund treatment program throughout the network, and (vi) increasing sales of pharmaceutical products to fertility patients.

 Major events impacting financial condition and results of operations

     2004-

     On January 1, we signed a Partner agreement with the Seattle, Washington based Seattle Reproductive Medicine, Inc., P.S., or SRM, physician practice. Under the terms of this 15-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of SRM's earnings. We also committed up to $2 million to fund the construction and equipping of a new state-of-the-art facility to house the clinical practice and embryology laboratory for SRM and its patients. Based on the terms of this transaction, we were paid a fixed service fee for approximately eleven months of 2004 until the new facility was fully operational in December 2004. Upon becoming fully operational, our service fees reverted to the fee structure described above.

     2005-

     Effective January 1, we signed a Partner agreement to supply a complete range of business, marketing and facility services to the Reproductive Partners Medical Group, Inc., or RPMG, a fertility practice comprised of six physicians in the Southern California market. Under the terms of this 25-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of RPMG's earnings. We also committed up to $0.5 million to fund any necessary capital needs of the practice.

     Effective January 1, 2005, the Company became a minority equity investor in the Assisted Reproductive Technology Insurance Company, LTD, ("ARTIC"). ARTIC is incorporated as an off-shore captive insurance company designed to offer malpractice insurance to physicians and related facilities within the IntegraMed network. IntegraMed's equity investment of $50,000 represents a 10% ownership stake, which is accounted for on the cost basis. ARTIC is owned and controlled by participating physician groups, who own the remaining equity interest. To date, earnings on our equity investment have been immaterial, however IntegraMed is paid a predetermined fee to provide certain administrative and risk management related services to ARTIC.

     Through September 30, 2005, we marketed pharmaceutical products directly to patients throughout our network and we had contracted with ivpcare, inc. to provide certain business services related to the distribution of and accounting for these sales. Effective October 1, 2005, this agreement was terminated and replaced by a new agreement between us and ivpcare, inc. Under the terms of the new agreement, we are no longer a direct distributor of pharmaceutical products to patients as this function is being performed directly by ivpcare. Our responsibilities are limited to marketing the products for which we will receive marketing fees. This compensation will approximate our previous contribution from those pharmaceutical sales and services, and will be shown on a "net" rather than "gross" basis. As a result, as of October 1, 2005, we no longer recorded pharmaceutical sales, the related cost of sales and other costs related to pharmaceutical distribution. We had anticipated and have subsequently experienced significant decreases in revenues and cost of sales; however (assuming the same volume of pharmaceutical products had been distributed) contribution from operations and income before income taxes, as well as net income, would have been virtually unaffected from this contract change.

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

     2006-

     During October 2006, we provided notification that our financial statements for 2005 and the first two quarters of 2006 could not be relied on, and were restated due to an accounting error. The restatements did not result in any changes to net income or earnings per share for any period, but, as of March 31, 2005, had the effect of increasing intangible assets by $2,035,000, decreasing deferred tax assets by $977,000 and increasing deferred tax liabilities by $1,058,000, all non-cash items. All periods affected by this error have been restated throughout this document.

Sources of Revenues

         Substantially all of our revenues are derived from contracts with fertility centers, fees from patients enrolled in our Shared Risk Refund program and the sale of pharmaceutical products


Critical Accounting Policies

   Our accounting policies are described in Note 2 of the consolidated financial statements. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. We do not have a controlling financial interest in any of the medical practices or the captive insurance company, to which we provide services and as a result, we do not consolidate their results.

   Revenue and cost recognition --

   Partner service fees

     Under all eight of our Partner agreements, we receive as compensation for our services in a three-part fee comprised of: (i) a tiered percentage of the fertility centers net revenues, (ii) reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center) and (iii) a fixed percentage, or a fixed dollar amount, of the fertility centers earnings after services fees, which may be subject to additional limits. All revenues from Partner contracts are recorded in the period services are rendered. Direct costs incurred by us in performing our services and costs incurred on behalf of the medical practices are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed.

     Affiliate Service Fees

     Under all twenty-one of our Affiliate agreements, we receive compensation for our services in a fixed fee dependent upon the level of service provided. All revenues and costs from Affiliate contracts are recorded in the period services are rendered.

     Shared Risk Refund Program

     The Shared Risk Refund program consists of a fertility treatment package that includes a fixed number of treatment cycles for one fixed price with a significant refund if the patient does not take home a baby. We receive payment directly from consumers who qualify for the program and pay contracted fertility centers a defined reimbursement for each treatment cycle performed. Partial revenue representing the non-refundable portion of the fixed fee is recorded upon the initiation of treatment, with remaining revenues recorded upon patients becoming pregnant. A reserve is maintained for potentially refundable amounts if patients do not take home a baby. Expenses related to the program are recorded as incurred.

     Pharmaceutical Sales

     Revenues and related expenses from pharmaceutical sales are recorded upon shipment to customers. Prior to October 1, 2005, these revenues represented the actual sales value of the pharmaceuticals sold and we recorded cost of sales equal to the product cost. Subsequent to the October 1, 2005 amendment to our marketing agreement, our revenues are comprised of marketing fees related to these pharmaceutical sales as previously described under the caption "Major events impacting financial condition and results of operations."

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

     Use of Estimates --

     Our most significant estimates include a reserve for estimated refunds due to pregnancy loss in our Shared Risk Refund Program and the valuation allowance related to our deferred tax assets.

     Due to Medical Practices --

     Due to Medical Practices represents the net amounts owed by us to medical practices contracted as Partners. This balance is comprised of amounts due to us by the medical practices for funds which we advanced for use in financing their accounts receivable, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

     Exclusive Service Rights --

     Exclusive service rights represent payments we made for the right to service certain fertility centers and are valued at cost less accumulated amortization. Costs are amortized on a straight-line basis over the length of the service contract, usually ten to twenty-five years. We periodically review our exclusive business service rights to assess recoverability; a charge would be recognized in the consolidated statement of operations if an impairment was determined to have occurred. Recoverability is determined based on undiscounted expected earnings from the related business over the remaining amortization period. As of December 31, 2006, none of the exclusive service rights are considered to be impaired.

     Long Lived Assets --

     Under current accounting standards our long lived assets are subject to annual impairment testing and we may be subject to impairment losses as a result. If we record an impairment loss, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded. As of December 31, 2006, none of our long lived assets were considered to be impaired.

Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the years ended December 31, 2006, 2005 and 2004:


AS REPORTED:
                                                      2006      2005      2004
                                                    -------   -------   -------
         Revenues, net:
            Provider services.......................  90.1%    82.5%     81.2%
            Consumer services.......................   9.9%    17.5%     18.8%
                                                     -----    -----     ------
              Total revenues........................ 100.0%   100.0%    100.0%

         Costs of services incurred:
            Provider services.......................  81.2%    73.6%     71.6%
            Consumer services.......................   6.4%    14.9%     17.4%
                                                     -----    -----     ------
              Total costs of service................  87.6%    88.5%     89.0%

         Contribution:
            Provider services.......................   8.9%     8.8%      9.6%
            Consumer services.......................   3.5%     2.6%      1.4%
                                                     -----    -----     ------
              Total contribution....................  12.4%    11.4%     11.0%


         General and administrative expenses........   9.7%     9.5%      9.1%
         Interest income............................  (0.8)%   (0.4)%    (0.2)%
         Interest expense...........................   0.6%     0.2%      0.3%
                                                      -----    -----     ------
              Total other expenses..................   9.5%     9.3%      9.2%

         Income from operations before income taxes.   2.9%     2.1%      1.8%
         Income tax provision.......................   0.4%     0.8%      0.7%
                                                      -----    -----     ------
         Net income ................................   2.5%     1.3%      1.1%


SUPPLEMENTAL INFORMATION:

     To better understand our current operations, it is necessary to identify and eliminate the effects of the contract change for pharmaceutical revenue reporting and the effect of eliminating our valuation allowance on the deferred tax asset related to the future utilization of net operating loss carry-forwards for tax purposes.

     The adjustments reflected to arrive at the supplemental percentages of revenue were to reduce Consumer services revenue and cost of services in 2005 by $13,481,000 and 2004 by $15,188,000 of pharmaceutical revenue to state the pharmaceutical revenue and costs on the same basis as the 2006 "net revenue" presentation (see above discussion of the September 2005 contract amendment under the "Major Events" caption); and to increase the 2006 tax provision by $821,000 to eliminate the benefit from the elimination of the valuation allowance on the deferred tax asset.

     To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles (GAAP), we have provided these non-GAAP measures of financial performance as outlined above. Our reference to the non-GAAP measures should be considered in addition to the results prepared under current accounting standards, but are not a substitute for, nor superior to, GAAP results. Specifically, we believe the non-GAAP measures provide useful information to both management and investors by isolating certain items that may not be indicative of our core operating results and business outlook.

     The following table shows the percentage of net revenue represented by various expenses and other income items after giving effect to the supplemental adjustments referred to above, for the years ended December 31, 2006, 2005 and 2004:



                                                2006      2005       2004
                                               ------    ------     ------
Revenues, net:
  Provider services ......................      90.1%     92.1%     94.5%
  Consumer services ......................       9.9%      7.9%      5.5%
                                               -----     -----     -----
    Total revenues .......................     100.0%    100.0%    100.0%

Costs of services incurred:
  Provider services ......................      81.2%     82.2%     83.4%
  Consumer services ......................       6.4%      5.0%      3.8%
                                               -----     -----     -----
    Total costs of service ...............      87.6%     87.2%     87.2%

Contribution:
  Provider services ......................       8.9%      9.9%     11.1%
  Consumer services ......................       3.5%      2.9%      1.7%
                                               -----     -----     -----
    Total contribution ...................      12.4%     12.8%     12.8%


General and administrative expenses ......       9.7%     10.6%     10.7%
Interest income ..........................       (.8)%    (0.4)%    (0.3)%
Interest expense .........................        .5%      0.3%      0.3%
                                               -----     -----     -----
       Total other expenses ..............       9.4%     10.5%     10.7%

Income from operations before income taxes       3.0%      2.3%      2.1%
Income tax provision .....................       1.0%      0.9%      0.9%
                                               -----     -----     -----
Net income ...............................       2.0%      1.4%      1.2%
                                               =====     =====     =====

     2006 Compared to 2005

Revenues:

     Provider Services-

     Each of our Partner practices provides clinical services to patients seeking fertility treatment. They generate patient revenue, which we do not reflect in our financial statements as we do not consolidate the practices. The growth of patient revenues positively impacts our revenues. The components of our revenue from Partner practices are: a Base Service fee calculated as a percentage of patient revenue (percentage varies from 6% down to 3% depending on the level of revenues), our reimbursement for the expenses, called Cost of Services, we advanced during the month (representing substantially all of the expenses incurred by the practice) and our Additional fees which represent our share of the net income of the practice before physician compensation (which varies from a fixed amount or 10% to 20% depending on the practice). From the total of our revenues, we subtract the annual amortization of our Business Service Rights. In addition to revenues generated from Partner practices, we receive fees from Affiliate practices for marketing and other services.


2006 (000's omitted)                          Partner      Affiliate     Total
                                             Practices      & Other     Revenue
                                             ---------      -------     -------

(1)  Patient revenue......................   $152,632
(2)  Cost of services.....................    102,625
(3)  Base Service fees....................      7,170
                                             --------
(4)  Practice income before
     Physician compensation (4=1-2-3).....   $ 42,837
                                             ========
(5)  IntegraMed Additional fees...........   $  4,294
(6)  Amortization of Business
     Service Rights.......................     (1,495)
                                             --------
(7)  IntegraMed revenue (7=2+3+5+6).......   $112,594      $1,364      $113,958
                                             ========      ======      ========

2005 (000's omitted)                          Partner      Affiliate     Total
                                             Practices      & Other     Revenue
                                             ---------      -------     -------

(1)  Patient revenue......................   $143,049
(2)  Cost of services.....................     94,531
(3)  Base Service fees....................      6,802
                                             --------
(4)  Practice income before
     Physician compensation (4=1-2-3).....   $ 41,716
                                             ========
(5)  IntegraMed Additional fees...........   $  5,348
(6)  Amortization of Business
     Service Rights.......................     (1,495)
                                             --------
(7)  IntegraMed revenue (7=2+3+5+6).......   $105,186      $1,043      $106,229
                                             ========      ======      ========


     Revenues from Provider services increased by $7.7 million, or 7.3% from the prior year. The increase is comprised of $8.1 million of additional reimbursed cost of services due to 6.7% higher patient revenue at the practices, a decrease in Base Service of $0.4 million due to a decline in the average fee percentage from 4.8% to 4.7% as a result of practices achieving higher levels of revenue, a decline in Additional fees of $1.0 million primarily as a result of a fee level cap at one of the practices (no significant declines are scheduled after 2006) and an increase of $0.2 million in amortization expense.

     Revenues of the Affiliates and other services increase by $0.3 million as a result of three additional Affiliates and the sale of additional information system services.

       Consumer Services -

Our Shared Risk Refund program continues to see significant year to year growth with 2006 revenues of $12.0 million, an increase of $3.6 million, or 42.9%, above 2005 revenues of $8.4 million. The program continues to grow in popularity and continues to increase its penetration of its target markets.

     Pharmaceutical revenue was $0.4 million for the year ended December 31, 2006, compared to $14.2 million for the prior year. This reduction in revenue is entirely the result of a change in contract terms we initiated with our strategic partner in the pharmaceutical business. 2005 revenues stated on the same basis as 2006 would have been $0.7 million. The decline is a result of decreasing margins due to drug cost increases which are not able to be passed on to the consumer as a result of competitive pressures. Margins should stabilize at the rates seen in the fourth quarter of 2006.

Contribution:

     Our 2006 contribution of $15.7 million increased approximately $1.0 million, or 6.4% from 2005's level of $14.7 million. As a percentage of reported revenue, our contribution margin increased to 12.4% in 2006 versus 11.4% in 2005. If the 2005 revenue was adjusted for the change in pharmaceutical sales, the 2005 contribution would be 12.8% of revenue. The following factors had a significant impact on contribution:

     Provider Services -

     Contribution from our Partner centers in 2006 was about level with 2005 and represented a decrease from 9.9% of revenue to 9.8% of related revenue primarily as a result of reaching a fee cap at one of the practices. Contribution at our remaining seven Partners was approximately even with 2005 levels. Despite higher revenues, due to the planned phase in of fee reductions at three clinics which has been previously disclosed, the contribution remained near 2005 levels.

     Consumer Services -

     Contribution from our Shared Risk Refund program rose by $1.3 million, or 47.4%, to $3.9 million for the year ended December 31, 2006, from $2.6 million in 2005. Higher patient volume and favorable pregnancy outcomes, especially during early treatment cycles, helped drive this performance. Pharmaceutical contribution was $0.5 million in 2006, down $0.2 million, from $0.7 million in 2005. This decrease in contribution, was driven by manufacturer price increases that were not able to be passed on to the consumer.

     General and Administrative Expenses:

     General and Administrative expenses are comprised of salaries, benefits, corporate regulatory, operational and support costs not specifically related to our clinics or other product offerings. These expenses increased $0.1 million in

2006, over 2005 levels. While we experienced cost increases related to planned headcount and compensation increases required to generate and support our growing revenue streams and Sarbanes-Oxley and other regulatory compliance efforts, we were able to control other costs to nearly offset the increases. We measure general and administrative costs against contribution. These costs were 78.6% of contribution in 2006 and 82.9% in 2005.

     Interest:

     Interest income increased to $1.1 million for the year ended December 31, 2006, from $0.5 million in 2005. This increase is primarily attributed to interest income earned on higher investable cash balances maintained throughout 2006 and income earned from capital investments at several Partner clinics where their capital requirements exceed thresholds of our normal financing levels.

     Interest expense increased to $0.7 million for the year ended December 31, 2006 from $0.3 million in 2005, primarily as a result of interest charges on the higher average outstanding balances on our term loan through-out the year.

Provision for Income taxes:

     Our provision for income tax was approximately $0.5 million in 2006 or 13.5% of pre-tax income. As discussed above, we recorded a reduction in the tax provision as a result of the elimination of a valuation reserve on our deferred tax assets. The tax provision for 2006 would have been $1.3 million had this adjustment not occurred and would have resulted in an effective tax rate of 34.2% Our effective tax rate for 2005 was approximately 36.3% . We expect our 2007 effective tax rate to be approximately 36%. The provisions for both 2006 and 2005 reflects both state and Federal taxes.

     2005 Compared to 2004

Revenues:

     Provider Services-

Revenue components for 2005 and 2004 follow-

2005 (000's omitted)                        Partner       Affiliate      Total
                                           Practices       & Other      Revenue
                                           ---------       -------      -------

(1)  Patient revenue....................   $143,049
(2)  Cost of services...................     94,531
(3)  Base Service fees..................      6,802
                                           ---------
(4)  Practice income before
     Physician compensation (4=1-2-3)...   $ 41,716
                                           ========
(5)  IntegraMed Additional fees.........   $  5,348
(6)  Amortization of Business
     Service Rights.....................     (1,495)
                                           --------
(7)  IntegraMed revenue (7=2+3+5+6).....   $105,186       $1,043       $106,229
                                           ========       ======       ========


2004 (000's omitted) )                      Partner       Affiliate      Total
                                           Practices       & Other      Revenue
                                           ---------       -------      -------

(1)  Patient revenue....................   $114,529
(2)  Cost of services...................     76,438
(3)  Base Service fees..................      5,597
                                           --------
(4)  Practice income before
     Physician compensation (4=1-2-3)...   $ 32,494
                                           ========
(5)  IntegraMed Additional fees.........   $  5,293
(6)  Amortization of Business
     Service Rights.....................     (1,227)
                                           --------
(7)  IntegraMed revenue (7=2+3+5+6).....   $ 86,101       $1,267        $87,368
                                           ========       ======        =======

     Revenues from Provider services in 2005 increased by $18.9 million, or 21.6% from the prior year. The increase is comprised of $18.1 million of additional reimbursed cost of services due to 24.9% higher patient revenue at the practices, an increase in Base Service fees of $1.2 million, a flat Additional fee level and a $0.3 million increase in amortization expense. The increases relate to our two most recently added Partners in Seattle and Southern California who joined our network on January 1, 2004, and January 1 2005, respectively. The increases in the Additional fees from the new clinics were offset by previously announced fee reduction in the three larger clinics.

     Revenues from our Affiliate clinics were approximately $1.0 million in 2005, slightly below revenues of $1.3 million in 2004. While the number of affiliated clinics grew from 17 in December 2004, to 18 by December 2005, reported revenues for 2005 are slightly below the prior year figure due to a decrease in certain marketing related services provided to the affiliates in 2004.

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

     Pharmaceutical revenue was $14.2 million for the year ended December 31, 2006, compared to $15.7 million for the prior year. This reduction in revenue is entirely the result of a change in contract terms we initiated with our strategic partner in the pharmaceutical business in the fourth quarter of 2005. While these new contract terms will affect our revenue and related costs, it will have no impact on our margins or income. As a result, reported revenues for 2005 are not directly comparable with 2004 results.

Contribution:

     Our 2005 contribution of $14.7 million increased approximately $2.9 million, or 24.7% from 2004. As a percentage of revenue, our contribution margin increased to 11.5% in 2005 versus 11.0% in 2004. On a pro forma basis, adjusting pharmaceutical revenue for the 2005 contract change, the contribution as a percentage of revenue would have been level at approximately 12.8%. The following factors had a significant impact on contribution:

     Provider Services -

     Contribution from Provider Services increased by $1.2 million, or 11.6.%, to $11.5 million in 2005, from $10.3 million in the prior year. Our two most recently added Partner locations in Seattle and Southern California generated $1.3 million of increased contribution. Contribution at our remaining six Partners was approximately $0.2 million less in 2005 than in 2004. Despite higher revenues, due to the planned phase in of fee reductions at three clinics which has been previously disclosed, the contribution declined. Contribution earned from providing certain administrative services to the captive insurance company totaled approximately $0.1 million in 2005, its first year of operation. The contribution from our Affiliate clinics generated contribution of $0.9 million in 2005, consistent with their contribution in 2004.

     Consumer Services -

     Contribution from our Shared Risk Refund program rose by $1.6 million, or approximately 160%, to $2.6 million for the year ended December 31, 2005, from $1.0 million in 2004. Higher patient volume and favorable pregnancy outcomes during early treatment cycles, helped drive this performance.

     Pharmaceutical contribution was $0.7 million in 2005, up $0.2 million, or 28.9%, from $0.5 million in 2004. This increase in contribution, driven by increased product shipments, is a result of our continuing efforts to distribute our pharmaceutical services throughout our expanding network base.

General and Administrative Expenses:

     General and Administrative expenses are comprised of salaries, benefits, corporate regulatory, operational and support costs not specifically related to our clinics or other product offerings. These expenses increased $2.4 million in 2005, over 2004 levels. Approximately $1.7 million of this increase relates to planned headcount and compensation increases required to generate and support our growing revenue streams. Sarbanes-Oxley and other regulatory compliance efforts contributed an additional $0.4 million of increased costs in 2005 versus 2004. As a percentage of contribution, general and administrative expenses were 82.5% in 2005 and 82.9% in 2004.

Interest:

     Interest income increased to $0.5 million for the year ended December 31, 2005, from $0.3 million in 2004. This increase is primarily attributed to income earned from capital investments at several Partner clinics.

     Interest expense was level at $0.3 million in both years with relatively stable average balances of debt outstanding.

Provision for Income taxes:

         Our provision for income tax was approximately $1.1 million in 2005, compared to $0.8 million in 2004. Our effective tax rate for 2005 was approximately 36.3% in 2005 and 40.2% in 2004. Both years reflect a provision for both state and Federal taxes.

Off-balance Sheet Arrangements

     In December 2003, the FASB issued FASB Interpretation No. 46 (FIN 46R revised December 2003), "Consolidation of Variable Interest Entities," ("VIE's") which replaced FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIE's, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we were not involved in any unconsolidated VIE transactions.

 Liquidity and Capital Resources

     As of December 31, 2006, we had approximately $32.2 million of cash and cash equivalents on hand as compared to $22.5 million at December 31, 2005. Additionally, we had working capital of approximately $12.3 million, at December 31, 2006, an increase of $5.6 million from working capital of $6.7 million as of December 31, 2005. Our increased liquidity is attributed cash generated from operations and working capital changes related to accruals and Shared Risk Refund patient deposits.

     Shared Risk Refund patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles. These deposits, which represent prepayments of future revenues from patients without full insurance coverage totaled approximately $6.5 million and $4.7 million as of December 31, 2006 and 2005, respectively. These deposits are a significant source of recurring cash flow and represent interest free financing for us.

     As of December 31, 2006, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements, however, we have budgeted upcoming capital expenditures of approximately $4.4 million for 2007. These expenditures are primarily related to the expansion of our existing Partner centers. We believe that working capital and, specifically, cash and cash equivalents remain at adequate levels to fund our operations. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs for the next twelve months.

     In December 2005, we amended our existing credit facility with Bank of America. The amended facility is comprised of a $10.0 million three-year revolving line of credit and a $10.0 million 5 year term loan. As of December 31, 2006, $8.7 million of the term loan was outstanding with a remaining term of 4 years. Proceeds of approximately $3.2 million from the new term loan were used to repay the outstanding balance on our previous term loan with Bank of America.

     Each component of this amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 1.75% to 2.50% in the case of LIBOR-based loans. Prime based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2006, interest on both the term loan and revolving credit line were payable at a rate of approximately 7.5%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.

     Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of December 31, 2006, we had no outstanding balance on our $10 million revolving line of credit. Due to lower eligible accounts receivable, resulting from increased collections, approximately $9.6 million of the revolving line of credit was available to us.

     In order to mitigate the interest rate risk associated with our term loan, we entered into an interest rate swap agreement with Bank of America in April 2006. The effect of this swap transaction was to effectively fix the interest rate on our term loan at 5.42%, plus the applicable margin for the life of the loan.

     Our Bank of America credit facility is collateralized by all of our assets. As of December 31, 2006, we were in full compliance with all applicable debt covenants. We are also continuously reviewing our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments:

     The following summarizes our contractual obligations and other commercial commitments at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                      Total     Less than 1 year      1 - 3 years    4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------

Notes Payable.................    $ 8,690,000       $1,428,000       $ 7,262,000     $        --    $        --
Capital lease obligations.....         75,000           75,000                --              --             --
Operating leases..............     50,605,000        7,389,000        18,042,000      10,000,000     15,174,000
Partners capital and
    other obligations.........             --               --                --              --             --
Total contractual cash
    obligations...............    $59,370,000       $8,892,000       $25,304,000     $10,000,000    $15,174,000
                                  ===========       ==========       ===========     ===========    ===========

                                                      Amount of Commitment Expiration Per Period

                                       Total      Less than 1 year    1 - 3 years   4 - 5 years      After 5 years
                                   ----------     ----------------   -------------  -------------    -------------
Lines of credit...............    $ 9,575,000       $       --        $9,575,000     $         --   $         --
                                  ===========       ==============    ==========     ============   ==============

     We also have commitments to provide working capital financing to our Partner locations. A significant portion of this commitment is our transactions with the medical practices themselves. Our responsibilities to the medical practices are to provide financing for their accounts receivable and to hold patient deposits on their behalf as well as undistributed physician earnings. Disbursements to the medical practices generally occur on or before the 20th business day of each month. The medical practice's repayment hierarchy consists of the following:

(i) We provide a cash credit to the practice for billings to patients and insurance companies;

(ii) We reduce the cash credit for clinic expenses that we have incurred on their behalf;

(iii) We reduce the cash credit for the base portion of our Service Fee which relates to the Partner revenues;

(iv) We reduce the cash credit for the variable portion of our Service Fee which relates to the Partner earnings; and

(v) We disburse to the medical practice the remaining cash amount which represents the physicians' undistributed earnings.

     We are also responsible for the collection of the Partner accounts receivables, which we finance with full recourse. We continuously fund these needs from our cash flow from operations and the collection of the prior month's receivables. If delays in repayment are incurred, which have not as yet been encountered, we could draw on our existing working capital line of credit. We also make payments on behalf of the Partner for which we are reimbursed in the short-term. Other than these payments, as a general course, we do not make other advances to the medical practice. We have no other funding commitments to the Partner.

New Accounting Pronouncements

     In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109," which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the final phase of evaluating the impact of adopting FIN No. 48. We do not anticipate any significant impact to our financial position or results of operations as a result of applying this statement.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 157 on our financial statements and note disclosures.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB No. 108), "Consideration of Prior Years' Errors in Quantifying Current Year Misstatements", the SEC Staff provides guidance concerning the process to be followed in considering the impact of prior years' errors in quantifying misstatements in the current year. To address diversity in practice, SEC Staff Accounting Bulletin expresses the SEC Staff's views regarding the process to be applied in considering the effects of prior years' misstatements when quantifying misstatements in the current year's financial statements, correction of existing accumulated balance sheet misstatements (i.e., from immaterial errors in prior years) should be accomplished by correcting the financial statements of affected previous years. The Staff notes, however, that in such a case, previously filed reports would not require amendment; rather, corrections should be made the next time such prior years' statements are filed with the Commission. The guidance in SAB No 108 was applied to financial statements for the year ended December 31, 2006. In evaluating SAB No.108, we do not believe that our financial statements contain such misstatements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and footnote disclosures.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of business our interest income and expense items are sensitive to changes in the general level of interest rates. During the second quarter of 2006 we entered into a derivative transaction designed to hedge our variable interest rate term loan. As a result of this derivative transaction we have successfully shielded ourselves from interest rate risks associated with this loan as the hedge instrument essentially converts the loan to a fixed rate instrument. We are currently subject to interest rate risks associated with our short term investments and certain advances to our Partner clinics, both of which are tied to either short term interest rates or the prime rate. As of December 31, 2006, a one percent change in interest rates would impact our pre-tax income by approximately $250,000 annually.


ITEM 8.    Financial Statements and Supplementary Data

     See Index to Financial Statements on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.


     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of December 31, 2006 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive

Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings, on the basis of the material weaknesses in our internal control over financial reporting identified below.


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


     (b) Changes in internal controls.

       During 2006, management concluded, and subsequently reported to the Audit Committee of the Board of Directors the following material weaknesses in our internal control over financial reporting: (a) a lack of sufficient oversight over and proper segregation of duties with respect to the process of initiating, authorizing, recording and processing certain period end closing transactions, as well as the design effectiveness of related fraud detection controls at one of our Partner locations, and (b) not properly accounting for the deferred income tax aspects of acquiring the stock of Reproductive Partners, Inc. in January 2005, resulting in an error in our audited financial statements for the fiscal year ended December 31, 2005 and our unaudited financial statements and financial information for the periods ended March 31, 2006 and June 30, 2006. The error was found after we reviewed our accounting for the above-mentioned transaction and noted that we did not properly account for the difference between the amount paid in the transaction (the book basis) and the tax basis of the assets acquired and therefore we understated the asset acquired and also understated the related deferred tax accounts. The related financial statements have been restated in order to correct the error in accordance with Financial Accounting Standards Board Emerging Issues Taskforce Issue No. 98-11 "Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations".

       With regard to (a), we have evaluated the processes related to period end closing transactions at our other locations and have found the control weakness is isolated to the one Partner location. To remediate the material weakness referred to above, we have made personnel changes and changes in assigned roles and responsibilities, which we believe have corrected the control weakness we identified. With regard to (b), we have evaluated our internal resources related to income tax accounting and have supplemented these resources with external tax accounting and tax disclosure expertise, particularly with respect to accounting for non-routine transactions.
       Other than the changes referred to above, there has been no change in the Company's internal control over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  Other Information

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Our Board of Directors has adopted a Code of Business Conduct that is applicable to all of our directors, officers and employees, a copy of which has previously been filed with the SEC. Any material changes made to our Code of Business Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a current report on Form 8-K. A copy of our Code of Business Conduct as well as charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which comply with the corporate governance rules of NASDAQ, are available on our website at . In addition, copies of such documents are also available to our shareholders upon request by contacting our Investor Relations Department at 914-253-8000 or through an e-mail request from our website at www.integramed.com.

     The other information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2007 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the captions "Election of Directors for a Term of One Year", "Section 16 (a) Beneficial Ownership Reporting Compliance" and "Committees of the Board".

ITEM 11. Executive Compensation

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2007 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the captions "Executive Compensation", "Director Compensation" and "Compensation Committee Interlocks and Insider Participation".

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2007 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption "Security Ownership".

ITEM 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2007 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption "Certain Relationships and Related Transactions".

ITEM 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2007 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption "Independent Public Accountants".

                                     PART IV

ITEM 15.  Exhibits and Financial Statement Schedule

         (a)   (1)    Financial Statements.

               (2) The exhibits that are listed on the Index to Exhibits herein which are filed herewith as a management agreement or compensatory plan or arrangement are: 14.2; 21; 23.1; 23.2; 31.1; 31.2; 32.1; and 32.2.

         (b) Exhibits. The list of exhibits required to be filed with this Annual Report on Form 10-K is set forth in the Index to Exhibits herein.

                              FINANCIAL STATEMENTS

                              Item 8 and 15 (a)(1)

                                    Contents

                                                                          Page
INTEGRAMED AMERICA, INC.

        Reports of Independent Registered Public Accounting Firms .......  F-2
        Consolidated Balance Sheets as of December 31, 2006 and 2005.....  F-3
        Consolidated Statements of Operations for the years ended
           December 31, 2006, 2005 and 2004..............................  F-4
        Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 2006, 2005 and 2004..................  F-5
        Consolidated Statements of Cash Flows for the years ended
           December 31, 2006, 2005 and 2004..............................  F-6
        Notes to Consolidated Financial Statements.......................  F-7

FINANCIAL STATEMENT SCHEDULE

        Reports of Independent Registered Public Accounting Firms
           on Financial Statement Schedule II............................ S-1
        Valuation and Qualifying Accounts................................ S-2

                  Report of Independent Registered Public Accounting Firms

To the Board of Directors and Shareholders of IntegraMed America, Inc.:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IntegraMed America, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 and 15 (a) (1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
February 16, 2005, except for Note 3 as to which the date is March 24, 2006 and except for the effects of a stock split described in Note 12 as to which the date is March 19, 2007


To the Board of Directors and Shareholders of IntegraMed America, Inc.:

We have audited the consolidated balance sheets of IntegraMed America, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntegraMed America, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America.

During the year ended December 31, 2006, the Company has changed its method of accounting for stock-based compensation.

/s/Amper, Politziner & Mattia, P.C.
Edison, New Jersey
March 19, 2007

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all amounts in thousands, except share amounts)


                                                                                          December 31,
                                                                                   ----------------------
                                                                                      2006          2005
                                                                                   ---------      -------

                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $ 32,184       $ 22,521
   Pharmaceutical and other receivables, net ...................................        445            490
   Deferred income taxes, net ..................................................      2,472            999
   Prepaids and other current assets ...........................................      2,927          2,768
                                                                                   --------       --------
       Total current assets ....................................................     38,028         26,778

   Fixed assets, net ...........................................................     13,900         14,877
   Exclusive Service Rights and other intangibles, net .........................     22,905         24,388
   Other assets ................................................................        689            590
                                                                                   --------       --------
       Total assets ............................................................   $ 75,522       $ 66,633
                                                                                   ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................   $  1,507       $    917
   Accrued liabilities .........................................................     11,850          8,023
   Current portion of long-term notes payable and other obligations ............      1,505          1,500
   Due to medical practices ....................................................      4,299          4,949
   Shared Risk Refund program patient deposits .................................      6,526          4,739
                                                                                   --------       --------
       Total current liabilities ...............................................     25,687         20,128

Deferred income taxes ..........................................................      1,732          1,058
Long-term notes payable and other obligations ..................................      7,269          8,647
                                                                                   --------       --------

Total Liabilities ..............................................................     34,688         29,833

Commitments and Contingencies

Shareholders' equity:
   Common Stock, $.01 par value - 15,000,000 shares authorized in 2006 and 2005 respectively; 6,498,480 and 6,378,284 shares issued and
     outstanding in 2006 and 2005, respectively ................................         65             64
   Capital in excess of par ....................................................     49,261         49,734
   Accumulated other comprehensive income ......................................         (9)            --
   Deferred Compensation .......................................................       --             (354)
   Treasury stock, at cost - 0 and 132,210 shares in 2006 and 2005, respectively       --             (937)
   Accumulated deficit .........................................................     (8,483)       (11,707)
                                                                                   --------       --------
       Total shareholders' equity ..............................................     40,834         36,800
                                                                                   --------       --------

       Total liabilities and shareholders' equity ..............................   $ 75,522       $ 66,633
                                                                                   ========       ========



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)

                                              For the years ended December 31,
                                             ----------------------------------
                                                2006         2005        2004
                                             ---------    ---------   --------

Revenues, net
   Provider Services .....................   $ 113,958    $ 106,229   $  87,367
   Consumer Services .....................      12,480       22,580      20,286
                                             ---------    ---------   ---------
        Total revenues ...................     126,438      128,809     107,653

Costs of services and sales:
   Provider Services costs ...............     102,690       94,849      77,099
   Consumer Services costs ...............       8,090       19,240      18,746
                                             ---------    ---------   ---------
      Total costs of services and sales ..     110,780      114,089      95,845
                                             ---------    ---------   ---------

Contribution
   Provider Services contribution ........      11,268       11,380      10,268
   Consumer Services contribution ........       4,390        3,340       1,540
                                             ---------    ---------   ---------
      Total contribution .................      15,658       14,720      11,808

General and administrative expenses ......      12,305       12,205       9,789
Interest income ..........................      (1,073)        (520)       (259)
Interest expense .........................         695          328         295
                                             ---------    ---------   ---------
     Total other expenses ................      11,927       12,013       9,825
                                             ---------    ---------   ---------

Income before income taxes ...............       3,731        2,707       1,983
Income tax provision .....................         507          984         797
                                             ---------    ---------   ---------

Net income ...............................   $   3,224    $   1,723   $   1,186
                                             =========    =========   =========

Basic and diluted net earnings per share :
     Basic earnings per share ............   $    0.50    $    0.28   $    0.21
                                             =========    =========   =========
     Diluted earnings per share ..........   $    0.49    $    0.28   $    0.20
                                             =========    =========   =========

     Weighted average shares - basic .....       6,472        6,049       5,775
                                             =========    =========   =========
     Weighted average shares - diluted ...       6,555        6,254       6,039
                                             =========    =========   =========



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)


                                                                   Accumulated
                                     Common Stock     Capital in  Comprehensive  Deferred    Treasury  Stock Accumulated  Total
                                    Shares   Amount  Excess of Par   Income    Compensation  Shares    Amount  Deficit   Equity
                                    ------   ------  -------------   ------    ------------  ------    ------  -------   ------

BALANCE AT DECEMBER 31, 2003         5,759     $59    $48,148        $   --         $(315)      113     $(426) $(14,616) $32,850
Stock grants issued, net                54      --        211            --          (219)       --        --        --       (8)
Stock grant compensation expense
   amortization                         --      --         --            --           241        --        --        --      241
Exercise of common stock options       341       2        907            --            --        --        --        --      909
Treasury stock transactions, net      (228)     (1)      (823)           --            --       (61)       89        --     (735)
Net income for the year ended 12/31/04  --      --         --            --            --        --        --     1,186    1,186
                                     -----   -----       -----         -----         -----     -----     -----    -----    -----

BALANCE AT DECEMBER 31, 2004         5,926      60     48,443            --          (293)       52      (337)  (13,430)  34,443
Stock grants issued, net                65       1        436            --          (451)       --        --        --      (14)
Stock grant compensation expense
   amortization                         --      --         --            --           390        --        --        --      390
Exercise of common stock options       385       3        855            --            --        --        --        --      858
Treasury stock transactions, net         3      --         --            --            --        81      (600)       --     (600)
Net income for the year ended 12/31/05  --      --         --            --            --        --        --     1,723    1,723
                                       ----   ----      -----         -----         -----     -----     -----     -----    -----

BALANCE AT DECEMBER 31, 2005         6,379      64     49,734            --          (354)      133      (937)  (11,707)  36,800
Reclass due to adoption of FAS 123R     --      --       (354)           --           354        --        --        --       --
Stock grants issued, net                85       1         58            --            --        --        --        --       59
Stock grant compensation expense
   amortization                         --      --        405            --            --        --        --        --      405
Exercise of common stock options       187       1        498            --            --        --        --        --      499
Amortization of common stock option
   compensation expense                 --      --         87            --            --        --        --        --       87
Gain (loss) on hedging transaction      --      --         --           (9)            --        --        --        --       (9)
Retirement of Treasury stock, net
   of shares issued upon exercise
   of options or issuance of
   stock grants                       (153)     (1)     1,167)           --            --      (133)      937        --     (231)
Net income for the year ended 12/31/06  --      --         --            --            --        --        --     3,224    3,224
                                     -----     ---    -------          ----         -----     -----    ------   -------   ------

BALANCE AT DECEMBER 31, 2006         6,498     $65    $49,261          $(9)        $   --        --    $   --   $(8,483) $40,834
                                     =====     ===    =======          ===         ======     =====    ======   =======  =======

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)


                                                                        For the years ended December 31,
                                                                      -----------------------------------
                                                                        2006         2005         2004
                                                                      -------      ---------    ---------
Cash flows from operating activities:
    Net income .....................................................   $  3,224    $  1,723    $  1,186
    Adjustments to reconcile net income to
      Net cash provided by operating activities:
      Depreciation and amortization ................................      5,705       5,454       4,239
      Deferred income tax provision ................................       (799)      1,421         427
      Stock-based compensation .....................................        492         390         241
    Changes in assets and liabilities Decrease (increase) in assets:
         Pharmaceutical and other accounts receivable ..............         45         856         201
         Prepaids and other current assets .........................       (159)       (725)      1,214
         Other assets ..............................................        (99)       (180)       (132)
      Increase (decrease) in liabilities:
         Accounts payable ..........................................        590         398        (741)
         Accrued liabilities .......................................      3,827         450       3,269
         Due to medical practices ..................................       (650)      1,571       4,364
         Shared Risk Refund program patient deposits ...............      1,787       1,967       1,149
                                                                       --------    --------    --------
Net cash provided by operating activities ..........................     13,963      13,325      15,417
                                                                       --------    --------    --------

Cash flows from investing activities:
    Payment for exclusive Partner service rights ...................       --        (3,329)     (1,203)
    Acquisition of other intangibles ...............................        (12)       --           (38)
    Proceeds from sale of fixed assets .............................        514        --          --
    Purchase of fixed assets and leasehold improvements ............     (3,747)     (3,968)     (7,662)
                                                                       --------    --------    --------
Net cash used in investing activities ..............................     (3,245)     (7,297)     (8,903)
                                                                       --------    --------    --------

Cash flows from financing activities:
    Issuance of Debt ...............................................       --        10,000        --
    Principal repayments on debt ...................................     (1,310)     (5,026)     (2,213)
    Principal repayments under capital lease obligations ...........        (72)        (66)        (59)
    Transactions related to common stock ...........................        327         285         173
                                                                       --------    --------    --------
Net cash (used in) provided by financing activities ................     (1,055)      5,193      (2,099)
                                                                       --------    --------    --------
Net increase in cash and cash equivalents ..........................      9,663      11,221       4,415
Cash and cash equivalents at beginning of period ...................     22,521      11,300       6,885
                                                                       --------    --------    --------
Cash and cash equivalents at end of period .........................   $ 32,184    $ 22,521    $ 11,300
                                                                       ========    ========    ========

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

     IntegraMed America, Inc. offers products and services to patients and providers in the fertility industry. We have developed a network comprised of twenty-nine contracted fertility centers in major markets across the United States, products and services designed to support fertility center growth, products in the pharmaceutical and patient financing areas, a Shared Risk Refund program and captive insurance offerings. Twenty-one affiliated fertility centers purchase discrete service packages provided by us and eight fertility centers have access to our entire portfolio of products and services under our comprehensive Partner program. All twenty-nine centers have access to our consumer services, principally pharmaceutical products, our Shared Risk Refund product and patient financing products.

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

     In June 2006 and June 2005, we effected a 25% and a 30% stock split respectively, in the form of a stock dividend. Where applicable we have restated our capital accounts, shares outstanding, weighted average shares and earnings per share calculations for all years in these financial statements and related footnotes to reflect these transactions.

   Revenue and cost recognition --

   Partner service fees

     Under all eight of our Partner agreements, we receive as compensation for our services a three-part fee comprised of: (i) a tiered percentage of the fertility centers net revenues, (ii) reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center) and (iii) a either a fixed percentage, or a fixed dollar amount of the fertility centers earnings after services fees, which may be subject to further limits. All revenues from Partner contracts are recorded in the period services are rendered. Direct costs incurred by us in performing our services and costs incurred on behalf of the medical practices are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed.

     Affiliate Service Fees

     Under all twenty one of our Affiliate agreements, we receive as compensation for our services a fixed fee dependent upon the level of service provided. All revenues and costs from Affiliate contracts are recorded in the period services are rendered.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Shared Risk Refund Program

     The Shared Risk Refund program consists of a fertility treatment package that includes a fixed number of treatment cycles for one fixed price with a significant refund if the patient does not take home a baby. We receive payment directly from consumers who qualify for the program and pay contracted fertility centers a defined reimbursement for each treatment cycle performed. Partial revenue is recorded upon the initiation of treatment, with remaining revenues recorded upon patient's becoming pregnant. A reserve is maintained for potentially refundable amounts if patients do not take home a baby. This reserve is calculated based on the clinical outcomes of current and former patients enrolled in the program and had a balance of $281,000 and $293,000 as of December 31, 2006 and 2005, respectively. Expenses related to the program are recorded as incurred.

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

     Use of Estimates -

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant estimates include a reserve for estimated refunds due to pregnancy loss in our Shared Risk Refund Program and the valuation allowance, or lack thereof, related to our deferred tax assets.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to Medical Practices --

     Due to Medical Practices represents the net amounts owed by us to medical practices contracted as Partners. This balance is comprised of amounts due to us by the medical practices for funds which we advanced for use in financing their accounts receivable, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

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

   Long Lived Assets --

   Under current accounting standards our long lived assets are subject to annual impairment testing and we may be subject to impairment losses as a result. If we record an impairment loss, it may have a material adverse effect on our results of operations for the year in which the impairment is recorded. As of December 31, 2006, none of our long lived assets were deemed to be impaired.

   Cash and cash equivalents --

     Cash and cash equivalents primarily include all highly liquid debt instruments with original maturities of three months or less, recorded at cost, which approximates market.

   Stock based employee compensation --

     Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" (APB 25"), and related interpretations and disclosure provisions of Statement of Accounting Standards SFAS 123 "Accounting For Stock-Based Compensation". Under this pronouncement, no compensation expense related to stock option plans was reflected in the Company's Consolidated Statements of Operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for non-vested restricted stock grants was recorded based on its market value on the date of grant and was included in the Company's Consolidated Statements of Operations ratably over the vesting period. Upon the grant of non-vested restricted stock, deferred compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period.

     On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" ("SFAS 123R") which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values.

     We account for our stock option plans under the provisions of Financial Accounting Standard (FAS) 123 (revised 2004), "Accounting for Stock-Based Compensation", and FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Under the Prospective transition method we selected, fair value accounting is applied to all new stock grants and modifications to old grants since January 1, 2003, with footnote disclosure of pro-forma net income and EPS for any pre-adoption grants. Since no options have been granted in the years ended December 31, 2006, 2005 or 2004, as such no pro forma values have been calculated. However, under the provisions of these standards, we did record a pre-tax charge to income of approximately $87,000 during the year ended December 31, 2006, relating to the options issued in 2002, which became fully vested during 2006. As of December 31, 2006, there was no unamortized stock compensation expense related to stock options..

     During the years ended December 31, 2006, 2005 and 2004, we issued restricted stock grants to selected officers and members of the Board of Directors. These stock grants vest over a three-year period for officers, and one year for directors. These grants are valued at the closing market price on the date granted with the associated compensation expense is recognized ratably

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over the vesting period. Compensation expense recognized in connection with the restricted stock grants for the years ended December 31, 2006, 2005 and 2004 was $405,000, $390,000 and $241,000, respectively. At December 31, 2006, the remaining unamortized stock compensation expense for stock grants was $778,000 which will be recognized over a weighted average life of 5.1 years.

     The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation at the beginning of 2004. (000's omitted, except per share amounts:

                                                          For the
                                                    twelve-month period
                                                    ended December 31,
                                               ------------------------------
                                                2006         2005      2004
                                               -------   -------   ----------
Net Income, as reported ....................   $ 3,224   $ 1,723   $   1,186

Less:  Stock-based compensation
determined under the fair value based method
net of related tax effects .................      --        (176)       (244)
                                               -------   -------   ---------

Pro forma net income .......................   $ 3,224   $ 1,547   $     942
                                               =======   =======   =========

Earnings per share:
     Basic-as reported .....................   $  0.50   $  0.28   $    0.21
                                               =======   =======   =========
     Basic-pro forma .......................   $  0.50   $  0.26   $    0.16
                                               =======   =======   =========

     Diluted-as reported ...................   $  0.49   $  0.28   $    0.20
                                               =======   =======   =========
     Diluted-pro forma .....................   $  0.49   $  0.25   $    0.16
                                               =======   =======   =========

   The above stock-based employee compensation values represent the vesting of options issued prior to 2003. As no options have been issued during the reporting period, disclosures for the weighted average fair value of options granted, dividend yield, volatility, risk free rate and expected term are all either zero or not applicable.

   Concentrations of credit risk --

     Financial instruments, which potentially expose us to concentrations of credit risk consist primarily of pharmaceutical and other trade receivables which totaled $458,000 and $606,000 as of December 31, 2006 and 2005 respectively. Our related reserves for uncollectible accounts totaled $13,000 and $116,000 as of December 31, 2006 and 2005 respectively.

   Income taxes --

     We account for income taxes utilizing the asset and liability approach in accordance with Financial Accounting Standards No. 109, "Accounting For Income Taxes" (FAS 109). Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The income tax provision is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in our deferred tax assets and liabilities. (See Note11).

   Earnings per share --

     We determine earnings per share in accordance with Financial Accounting Standards No. 128) "Earnings Per Share" (FAS 128) Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares, and potential common shares, outstanding during the reporting period. (See Note 12)

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Fair value of financial instruments --

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

     As of December 31, 2006 and 2005, the carrying amount of our long-term liabilities approximates the fair value of such instruments based upon our best estimate of interest rates that would be available to us for similar debt obligations with similar maturities.

   New accounting pronouncements --

         In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109," which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not anticipate any significant impact to our financial position or results of operations as a result of applying this statement.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 157 on our financial statements and note disclosures.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB No. 108), "Consideration of Prior Years' Errors in Quantifying Current Year Misstatements", the SEC Staff provides guidance concerning the process to be followed in considering the impact of prior years' errors in quantifying misstatements in the current year. To address diversity in practice, SEC Staff Accounting Bulletin expresses the SEC Staff's views regarding the process to be applied in considering the effects of prior years' misstatements when quantifying misstatements in the current year's financial statements. statement, correction of existing accumulated balance sheet misstatements (i.e., from immaterial errors in prior years) should be accomplished by correcting the financial statements of affected previous years. The Staff notes, however, that in such a case, previously filed reports would not require amendment; rather, corrections should be made the next time such prior years' statements are filed with the Commission. The guidance in SAB No 108 should be applied to financial statements for years ending after November 15, 2006. In evaluating SAB No.108, we do not believe that our financial statements contain such misstatements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and footnote disclosures.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- SEGMENT INFORMATION:

     We follow the requirements contained in Statement of Financial Accounting Standards (SFAS) No.131, "Disclosures about Segments of an Enterprise and Related Information", with respect to identifying and reporting business segments. This statement requires that segment reporting reflect our organizational structure, major revenue sources, line's of responsibility and senior management's perspective of an organization. In order to better execute our business strategy and prepare for opportunities offered in the healthcare marketplace, we modified our reporting segments in 2005. We currently report two major lines of business, our Provider Services, which is comprised of our Partner and Affiliate segments, and our Consumer Services, which is comprised of our Shared Risk and Pharmaceutical segments. Our 2004 results have also been reclassified to reflect our new reporting segments as follows, (dollars in thousands ):

                                                            Providers                          Consumers
                                               -----------------------------------     -----------------------
                                                            Fertility                  Shared
                                               Corporate    Partners    Affiliates      Risk   Pharmaceutical  Consolidated
                                               ---------    --------    ----------      ----   --------------  ------------

For the Year ended December 31, 2006
     Revenues ..........................   $    --       $ 112,767    $   1,191    $  12,040    $     440     $ 126,438
     Cost of Services ..................        --         102,665           25        8,162          (72)      110,780
                                           ---------     ---------    ---------    ---------    ---------     ---------
     Contribution ......................        --          10,102        1,166        3,878          512        15,658
     Operating Margin ..................        --             9.0%        97.9%        32.2%       116.4%         12.4%

     General and administrative ........      12,305          --           --           --           --          12,305
     Interest income, net ..............        (378)         --           --           --           --            (378)
                                           ---------     ---------    ---------    ---------    ---------     ---------
     Income (loss) before income taxes .   $ (11,927)    $  10,102    $   1,166    $   3,878    $     512     $   3,731
                                           =========     =========    =========    =========    =========     =========
     Depreciation expense included above   $     614     $   3,594    $       2    $    --      $    --       $   4,210
     Capital expenditures ..............   $   1,075     $   2,672    $    --      $    --      $    --       $   3,747
     Total assets ......................   $  33,069     $  41,458    $     218    $     416    $     361     $  75,522

For the Year ended December 31, 2005
     Revenues ..........................   $    --       $ 105,277    $     952    $   8,391    $  14,189     $ 128,809
     Cost of Services ..................        --          94,763           86        5,760       13,480       114,089
                                           ---------     ---------    ---------    ---------    ---------     ---------
     Contribution ......................        --          10,514          866        2,631          709        14,720
     Operating Margin ..................        --            10.0%        91.0%        31.4%         5.0%         11.4%

     General and administrative ........      12,205          --           --           --           --          12,205
     Interest income, net ..............        (192)         --           --           --           --            (192)
                                           ---------     ---------    ---------    ---------    ---------     ---------
     Income (loss) before income taxes .   $ (12,013)    $  10,514    $     866    $   2,631    $     709     $   2,707
                                           =========     =========    =========    =========    =========     =========
     Depreciation expense included above   $     421     $   3,538    $    --      $    --      $    --       $   3,959
     Capital expenditures ..............   $     871     $   3,097    $    --      $    --      $    --       $   3,968
     Total assets ......................   $  22,992     $  41,207    $      46    $     241    $   2,147     $  66,633

For the Year ended December 31, 2004
     Revenues ..........................   $    --       $  86,080    $   1,287    $   4,548    $  15,738     $ 107,653
     Cost of Services ..................        --          76,706          393        3,557       15,189        95,845
                                           ---------     ---------    ---------    ---------    ---------     ---------
     Contribution ......................        --           9,374          894          991          549        11,808
     Operating Margin ..................        --            10.9%        69.5%        21.8%         3.5%         11.0%

     General and administrative ........       9,789          --           --           --           --           9,789
     Interest expense, net .............          36          --           --           --           --              36
                                           ---------     ---------    ---------    ---------    ---------     ---------
     Income (loss) before income taxes .   $  (9,825)    $   9,374    $     894    $     991    $     549     $   1,983
                                           =========     =========    =========    =========    =========     =========
     Depreciation expense included above   $     352     $   2,660    $    --      $    --      $    --       $   3,012
     Capital expenditures ..............   $     543     $   7,119    $    --      $    --      $    --       $   7,662
     Total assets ......................   $  12,857     $  38,456    $      87    $     285    $   2,117     $  53,802

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- SIGNIFICANT SERVICE CONTRACTS -
     For the years ended December 31, 2006, 2005, and 2004 the following fertility centers each individually provided greater than 10% of the Company's Revenues, net and/or contribution as follows:


                                           Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2006      2005       2004         2006      2005       2004
                                        -------   ------     ------       -------   ------     ------
     R.S.C. of New England..........     10.7       9.6       11.3          9.3       10.8      13.4
     Fertility Centers of Illinois..     21.9      20.3       25.6         12.5       11.6      22.3
     Shady Grove Fertility Center...     22.6      21.1       21.5         14.6       21.6      24.9

NOTE 5 -- EXCLUSIVE SERVICE RIGHTS AND OTHER INTANGIBLES:

     Exclusive Service Rights and other intangibles at December 31, 2006 and 2005 consisted of the following (000's omitted):
                                                      2006            2005
                                                     ------         -------

        Exclusive Service rights...................  $32,644        $32,644
        Other intangibles..........................       51             38
        Less accumulated amortization..............   (9,790)        (8,294)
                                                      ------         ------
            Total..................................  $22,905        $24,388
                                                     =======         ======

     For the twelve months ended December 31, 2006 and 2005, amortization expense related to our Exclusive Service Rights totaled approximately $1.5 million and $1.5 million, respectively. We do not amortize our other intangibles as they have an indefinite useful life.

     Amortization expense of our Exclusive Service Rights in future years are as follows (000's omitted):

                      2007...........................................   1,487
                      2008...........................................   1,479
                      2009...........................................   1,478
                      2010...........................................   1,478
                      2011...........................................   1,394
                      Thereafter.....................................  15,538
                                                                      -------
                      Total payments................................. $22,854
                                                                      =======

     On January 1, 2005, we acquired the right to provide business services to Reproductive Partners Medical Group, Inc., a six physician fertility practice in the Southern California area, for $3.3 million in cash. In addition, we recognized approximately $2 million in deferred income tax liabilities resulting from the application of EITF No. 98-11, which requires the gross-up of intangibles and deferred income tax liabilities for the book vs. tax basis differences resulting from this acquisition.

NOTE 6 -- FIXED ASSETS, NET:

     Fixed assets, net at December 31, 2006 and 2005 consisted of the following (000's omitted):
                                                         2006          2005
                                                        ------       -------

    Furniture, office and computer equipment.......... $10,199       $8,460
    Medical equipment.................................   5,635        4,902
    Leasehold improvements............................  16,000       15,484
    Construction in progress..........................       3           --
    Assets under capital leases.......................     810          810
                                                        ------       ------
                                                            --           --
      Total...........................................  32,647       29,656
    Less -- Accumulated depreciation and amortization. (18,747)     (14,779)
                                                        ------       ------
                                                        $13,900      $14,877

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

     Depreciation expense on fixed assets for the years ended December 31, 2006 and 2005 was $4,210,000, and $3,959,000, respectively. Assets under capital leases primarily consist of computer and medical equipment. Accumulated amortization related specifically to capital leases at December 31, 2006 and 2005 was $745,000 and $674,000, respectively.

     During the year ended December 31, 2006, we sold a variety of fixed assets with an original cost of $756,000 to one of our Partner clinics. No gain or loss was recorded on this transaction as the sales value was equal to the assets net book value of $514,000.

NOTE 7 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 2006 and 2005 consisted of the following (000's omitted):

                                                               2006       2005
                                                              ------    -------

         Accrued costs on behalf of Medical Practices.......  $4,587     $2,760
         New physician recruitment commitment...............      50        243
         Reserves for estimated Shared Risk patient refunds.     705        714
         Accrued incentives and benefits....................   2,902      2,223
         Accrued state taxes................................      89        109
         Other accrued taxes................................     757         --
         Accrued rent ......................................     827        755
         Accrued professional fees..........................     491        526
         Malpractice insurance deposits.....................      --         13
         Business insurance reserve.........................     109        125
         Other..............................................   1,333        555
                                                             -------     ------
         Total accrued liabilities.......................... $11,850     $8,023
                                                             =======     ======

NOTE 8 - DUE TO MEDICAL PRACTICES

     Due to Medical Practices is comprised of the net amounts owed by us to medical practices contracted as Partners. This balance is comprised of amounts due to us by the medical practices for funds which we advanced for use in financing their accounts receivable, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.
     As of December 31, 2006 and December 31, 2005, Due to Medical Practices was comprised of the following balances:
                                                              2006        2005
                                                             -------     -------

       Advances to Partners...............................  $(12,732)  $(12,727)
       Undistributed Physician Earnings...................     2,839      3,721
       Physician practice patient Deposits................    14,192     13,955
                                                              ------     ------
       Due to Medical Practices, net......................    $4,299     $4,949
                                                              ======     ======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

      Debt at December 31, 2006 and 2005 consisted of the following (000's omitted):

                                                            2006          2005
                                                          ---------     ------

         Note payable to bank.............................   $8,690    $10,000
         Derivative Fair valuation adjustment.............        9         --
         Obligations under capital lease..................       75        147
                                                             ------     ------

         Total notes payable and other obligations........   $8,774    $10,147
         Less -- Current portion..........................   (1,505)    (1,500)
                                                             ------     ------

         Long-term notes payable and other obligations....   $7,269     $8,647
                                                             ======     ======

   Note payable to Bank --

   In December 2005, we amended our existing credit facility with Bank of America. The amended facility is comprised of a $10.0 million three-year revolving line of credit and a $10.0 million 5 year term loan. As of December 31, 2006, $8.7 million of the term loan was outstanding with a remaining term of 4 years. Proceeds of approximately $3.2 million from the new term loan were used to repay the outstanding balance on our previous term loan with Bank of America. No amounts were outstanding on the revolving line of credit as of December 31, 2006 or December 31, 2005..

     Each component of this amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 1.75% to 2.50% in the case of LIBOR-based loans. Prime based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2006, interest on both the term loan and revolving credit line were payable at a rate of approximately 7.07%. In order to mitigate the interest rate risk associated with our term loan, we entered into an interest rate swap agreement with Bank of America in April 2006. The effect of this swap transaction was to effectively fix the interest rate on our term loan at 5.42% plus the applicable margin for the life of the loan. As the swap transaction meets the definition of an effective hedge, any changes in the fair value of the hedge instrument is reflected as a component of other comprehensive income and amounted to ($9) and $0 for the years ended December 31, 2006 and 2005, respectively.

     Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly. Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of December 31, 2006, under the revolving line of credit the full amount of $10.0 million was available, of which none was outstanding. The Bank of America credit facility is collateralized by all of our assets. As of December 31, 2006, we were in full compliance with all applicable debt covenants.

     We consider our cash flow leverage ratio requiring that EBITDA (earnings before interest, taxes, depreciation and amortization) maintain a minimum ratio relative to our outstanding debt, to be our most restrictive debt covenant. In addition to cash flow leverage, our EBITDA measurement also forms the basis of additional covenants.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Debt Maturities --

     At December 31, 2006, aggregate note payments, including capital lease obligation payments, in future years were as follows (000's omitted):

           2007...........................................   1,505
           2008...........................................   1,436
           2009...........................................   1,429
           2010...........................................   4,404
           Thereafter.....................................      --
                                                            ------
           Total payments.................................  $8,774
                                                            ======

   Leases --

     Our capital lease obligation relates to computer and medical equipment acquired for certain Partners.

     We maintain operating leases for our corporate headquarters and for medical office space for our Partner centers. We also have operating leases covering certain medical equipment. Aggregate rental expense under operating leases was approximately $9.3 million, $8.0 million, and $7.0 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

     At December 31, 2006, the minimum lease payments for assets under capital and non-cancelable operating leases in future years were as follows (000's omitted):

                                                        Capital  Operating
                                                        -------  ---------

              2007....................................    $75     $7,389
              2008....................................     --      6,630
              2009....................................     --      5,918
              2010....................................     --      5,494
              2011....................................     --      5,112
              Thereafter..............................     --     20,062
                                                          ---    -------
              Total minimum lease payments............    $75    $50,605
                                                                 =======
              Less -- Amount representing interest....      2
                                                          ---
              Present value of minimum lease payments     $73
                                                          ===


NOTE 10 -- INCOME TAXES

     The provision for income taxes consisted of the following (000's omitted):

                                         For the years ended December 31,
                                         --------------------------------
                                            2006       2005       2004
                                          --------    ------     -------
Current taxes:
  Federal ..............................   $   811    $  (393)   $   199
  State ................................       575         37        172
                                           -------    -------    -------
    Total current tax expense (benefit)    $ 1,386    $  (356)   $   371
                                           -------    -------    -------

Deferred taxes:
  Federal ..............................   $  (506)   $ 1,176    $   399
  State ................................      (373)       164         27
                                           -------    -------    -------
    Total deferred tax expense (benefit)   $  (879)   $ 1,340    $   426
                                           -------    -------    -------

Total tax provision ....................   $   507    $   984    $   797
                                           =======    =======    =======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The financial statement income tax provision differed from income taxes determined by applying the statutory federal income tax rate to the financial statement income before income taxes for the years ended December 31, 2006, 2005 and 2004 primarily as a result of the following (000's omitted):

                                                For the years ended December 31,
                                                --------------------------------
                                                  2006        2005       2004
                                                 ------      ------     ------

Provision at U.S. federal statutory rate ....... $ 1,268    $   948    $   683
State income taxes, net of federal tax effect ..     133        138        111
Non-deductible expenses ........................      57         60         15
Tax-exempt interest income .....................    (129)        --         --
Adjustment to deferred tax assets ..............     (53)       257        407
Other ..........................................      (1)        --        (12)
Change in deferred tax asset valuation allowance    (768)      (419)      (407)
                                                 -------    -------    -------
Income tax expense ............................. $   507    $   984    $   797
                                                 =======    =======    =======

     Significant components of the deferred tax assets (liabilities) at December 31, 2006 and 2005 were as follows (000's omitted):
                                                               December 31,
                                                          -------------------
                                                            2006       2005
                                                          -------    --------
     Deferred tax assets
         Net operating loss carry forwards.............   $1,091     $3,299
         Tax credit carryforwards......................      173         12
         Temporary book to tax differences.............    3,286      1,404
                                                           -----      -----
             Total deferred tax assets.................    4,550      4,715
                                                           -----      -----

     Deferred tax liabilities
         Depreciation and amortization.................   (3,746)    (3,947)
         Other.........................................      (64)       (59)
                                                          ------     ------
             Total deferred tax liabilities............   (3,810)    (4,006)
                                                          ------     ------
     Deferred tax asset................................      740        709
     Valuation allowance...............................       --       (768)
                                                            ----     -------
     Net total deferred tax asset (liability)..........     $740     $  (59)
                                                            ====     =======

     At December 31, 2006, we had Federal net operating loss carry forwards of approximately $4.0 million, which expire in 2008 through 2026. Approximately $0.8 million of this net operating loss carryforward is limited under Internal Revenue code Section 382 due to an ownership change occurring in 1997. We also had a Federal alternative minimum tax credit of approximately $0.2 million as of December 31, 2006, which does not expire.

     We had a valuation allowance of approximately $0.8 million against our deferred tax assets as of December 31, 2005. We assess the realizability of our deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results in order to determine the proper amount, if any, required for a valuation allowance. As a result of this assessment, in the fourth quarter of 2006 we reversed the previously recorded valuation allowance as it is more likely than not, given the weight of available evidence, that all of our deferred tax assets will be realized. We will continue to assess the realizability of our deferred tax assets at each interim and annual balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2006, 2005 and 2004 is a follows (000's omitted, except for per share amounts):

                                              For the years ended December 31,
                                              -------------------------------
                                                  2006     2005      2004
                                                 ------   ------    ------
Numerator
Net Income ...................................   $3,224   $1,723   $1,186
                                                 ======   ======   ======
Denominator
Weighted average shares outstanding ..........    6,472    6,049    5,775
Effect of dilutive options and warrants ......       83      205      264
                                                 ------   ------   ------
Weighted average shares and dilutive potential
  Common shares ..............................    6,555    6,254    6,039
                                                 ======   ======   ======
Basic earnings per common share ..............   $ 0.50   $ 0.28   $ 0.21
                                                 ======   ======   ======
Diluted earnings per common share ............   $ 0.49   $ 0.28   $ 0.20
                                                 ======   ======   ======

     For the years ended December 31, 2006, 2005 and 2004, there were no outstanding options to purchase shares of common stock which were excluded from the computation of the diluted earnings per share amount as the exercise price of all outstanding options was less than the average market price of the shares of common stock.

     For the year ended December 31, 2006 and 2005, there were no outstanding warrants to purchase shares of common stock which were excluded from the computation of the diluted earnings per share amount as the exercise price of all outstanding warrants were less than the average market price of the shares of common stock. For the year ended December 31, 2004, warrants to purchase approximately 49,600 shares of common stock at an exercise price of $9.00 per share were excluded in computing the diluted per share amounts as they were anti-dilutive.

NOTE 12 -- SHAREHOLDERS' EQUITY:

     During 2006, 2005 and 2004, we issued approximately 85,000, 65,000 and 54,000 shares, respectively, of restricted common stock as deferred compensation to several of our officers and directors with an aggregate value of $887,000, $437,000 and $211,000 respectively. These shares were valued at their fair value on the date of grant, and are amortized to expense over their vesting period.

     During 2006 and 2005, we received approximately 15,000 and 81,000, respectively, shares of our common stock in consideration for the exercise of common stock options on behalf of various officers and individuals. These shares were received in lieu of cash for the exercise price of the options pursuant to terms allowed under our stock option plans. As of the dates the underlying options were exercised, these shares were valued at approximately $187,000 and $600,000, respectively, and were accounted for as Treasury Stock.

     Our Board of Directors has authorized the retirement of common stock held as Treasury Shares on a periodic basis. As such we retired approximately 153,000 shares of Treasury Stock during the year ended December 31, 2006, and 228,000 Treasury shares during the year ended December 31, 2004. As of December 31, 2006 there were no shares of common stock held as Treasury shares.

      In June 2006 and June 2005, we effected a 25% and a 30% stock split respectively, in the form of a stock dividend. Where applicable we have restated our capital accounts, shares outstanding, weighted average shares and earnings per share calculations for all years in these financial statements and related footnotes to reflect these transactions.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 31, 2006, 2005 and 2004, warrants to purchase an aggregate of approximately 0, 18,200 and 84,900, respectively, shares of common stock were outstanding at weighted average exercise prices of $0, $5.54 and $5.45, respectively.

NOTE 13 -- STOCK-BASED EMPLOYEE COMPENSATION:

     We currently have two stock option plans which have been previously approved by the stockholders. Under the 1992 Incentive and Non-Incentive Stock Option Plan (the "1992 Plan") and the 2000 Long-term Compensation Plan (the "2000 Plan"), 500,000 and 700,000 shares ,subject to adjustment, of common stock, respectively, were reserved for issuance of incentive and non-incentive stock options and stock grants. The 1992 Plan expired in May 2002 and no further awards may be made under that plan. Under the 2000 Plan, stock options and stock grants may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to the our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of grant. However, the Board of Directors has the authority to accelerate the maturity of any stock option at its discretion. Under both plans, options expire three months from the date of the holder's termination of employment or twelve months in the event of disability or death.

     We account for our stock option plans under the provisions of Financial Accounting Standard (FAS) 123 (revised 2004), "Accounting for Stock-Based Compensation", and FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Under the Prospective transition method we selected, fair value accounting is applied to all new stock grants and modifications to old grants since January 1, 2003, with footnote disclosure of pro-forma net income and EPS for any pre-adoption grants as required. Since no options have been granted, or modifications made, in the years ended December 31, 2006, 2005 or 2004, no fair value calculations or assumptions are presented.


     Stock option activity, under the 1992 and 2000 Plans combined, is summarized as follows:

                                                 Number of
                                                 shares of
                                               Common Stock
                                                 underlying     Weighted Average
                                                   options       exercise price
                                               -------------    ----------------

  Options outstanding at December 31, 2003.....  1,029,936            $2.68
  Granted......................................         --              --
  Exercised....................................   (341,423)           $2.84
  Cancelled....................................    (13,260)           $3.48
  Options outstanding at December 31, 2004.....    675,253            $2.64
  Granted......................................         --            $0.00
  Exercised....................................   (356,751)           $2.53
  Canceled.....................................     (5,560)           $3.57
                                                  --------
  Options outstanding at December 31, 2005.....    312,942            $2.77
  Granted......................................         --            $0.00
  Exercised....................................   (192,577)           $2.65
  Canceled.....................................     (3,250)           $3.68
                                                 ---------
  Options outstanding at December 31, 2006.....    117,115            $2.94
                                                   =======

  Options exercisable at:
       December 31, 2004.......................    590,411            $2.54
       December 31, 2005.......................    298,918            $2.73
       December 31, 2006.......................    117,115            $2.94

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 31, 2006, stock options outstanding and exercisable by price range were as follows:

                     OPTIONS OUTSTANDING AND EXERCISABLE
 -------------------------------------------------------------------------
                         Outstanding    Weighted-Average
     Range of               as of           Remaining     Weighted-Average
  Exercise Prices        12/31/2006     Contractual Life   Exercise Price
  ---------------        ----------     ----------------   --------------

   $0.00 - $2.54             40,432            2.7              $2.20
    $2.55 - $2.60             4,876            2.4              $2.58
    $2.61 - $4.00            71,807            4.9              $3.39
                           --------
                            117,115            4.0              $2.94
                            =======


     The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was approximately $499,000 and $858,000 respectively.

     The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006, 2005 and 2004 was approximately $344,000, $816,000 and
$150,000 respectively. As of December 31, 2006, all outstanding options were fully vested and no compensation costs related to these options is expected to be recognized in future years.

     During the years ended December 31, 2006, 2005 and 2004, we also issued restricted stock grants to selected company officers and unrestricted stock grants to members of the Board of Directors. These stock grants vest over a three or ten year period for company officers, and immediately for members of the Board of Directors. These grants are valued at the closing market price on the date granted with the associated compensation expense recognized ratably over the vesting period, which approximates the estimated service period. As of December 31, 2006, there was approximately $778,000 of unrecognized compensation costs related to stock granted under the plan. This cost is expected to be recognized over a weighted average period of 5.1 years.

     We recorded approximately $492,000 of share-based compensation costs as General and Administrative expenses for the year ended December 31, 2006, with a related income tax benefit recognized of approximately $59,000. No compensation costs were capitalized as part of the cost of an asset.

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data 2006 and 2005 (in thousands, except per share data) appear below:

                                                                                                     Diluted Net
                          Revenues, Net              Contribution               Net Income       Income Per Share (1)
                          -------------              ------------               ----------       --------------------
                    2006    2005     2004       2006     2005    2004     2006     2005     2004  2006   2005  2004
                    ----    ----     ----       ----     ----    ----     ----     ----     ----  ----         ----

First quarter...  $30,434  $31,963  $25,394   $3,762   $3,333   $2,475    $476     $314     $187  $0.07  $0.05 $0.06
Second quarter .   31,809   32,197   26,893    3,756    3,575    2,771     533      467      320   0.08   0.07  0.06
Third quarter...   31,854   33,956   27,216    4,071    3,900    3,133     582      478      340   0.09   0.08  0.05
Fourth quarter..   32,341   30,693   28,150    4,069    3,912    3,429   1,633      464      339   0.25   0.07  0.03
                   ------ -------   ------    -----    -----    -----   -----      ---      ---   ----   ----  ----
Total year ..... $126,438 $128,809 $107,653  $15,658  $14,720  $11,808  $3,224   $1,723   $1,186  $0.49  $0.27 $0.20
                 ======== ======== ========  =======  =======  =======  ======   ======   ======  =====  ===== =====

(1) The sum of the quarterly earnings per share may not equal the full year earnings per share as the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -- COMMITMENTS AND CONTINGENCIES:
   Operating Leases --

     Refer to Note 9 for a summary of lease commitments.

   Reliance on Third Party Vendors --

     Our pharmaceutical sales and fertility clinics are dependent on a limited number of primary third-party vendors that produce medications vital to treating infertility. Should any of these vendors experience a supply shortage, it may have an adverse impact on the operations of our pharmaceutical sales and network members. To date, no shortage or disruption has been experienced.

   Employment Agreements --

     We have entered into employment and change in control severance agreements with certain of our management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation. Our minimum aggregate commitment under these agreements at December 31, 2006 was approximately $2.9 million.

   Commitments to Partners --

     In accordance with the majority of our Partner agreements, we are obligated to: (i) on an ongoing basis, advance funds to the fertility centers to fund operations and provide services; and (ii) on a monthly basis, transfer to the fertility centers funds equal to the net accounts receivable generated that month to finance those receivables less any amounts owed to us for services fees and/or advances.

   Litigation --

     From time to time, we are party to legal proceedings in the ordinary course of business. None of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

   Insurance --

     As of December 31, 2006 and December 31, 2005, we and our affiliated fertility centers were insured with respect to medical malpractice risks on a claims made basis. Effective January 1, 2005, we had assisted in the organization of, and obtained a minority equity interest in, an offshore captive insurance company designed to offer malpractice insurance to members of our network. The majority of the equity of the captive insurance company is owned by physician practices, which are members of our network. Beginning January 1, 2005, this captive insurance company began providing the majority of the malpractice insurance coverage to Partner members of our network. We believe, either through this captive insurance company, or on the open market, we will be able to obtain renewal coverage in the future. We are not aware of any claims against us or our affiliated medical practices, which would expose us, or our affiliated medical practices to liabilities in excess of insured amounts. Therefore, none of these claims is expected to have a material impact on our financial position, results of operations or cash flows.

     As of December 31, 2006, and December 31, 2005, we also carried policies to insure against liability, theft, property loss, business interruption and a variety of other business risks. We also maintain an appropriate insurance reserve to cover estimated deductible amounts should a claim be filed under our policies.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 -- RELATED PARTY TRANSACTIONS:

     In accordance with our Partner agreement with Shady Grove, Michael J. Levy, M.D., an employed shareholder physician of the P.C., became a member of our Board of Directors in March 1998. In 2004, Dr. Levy became an advisory director and was no longer a voting member of the Board of Directors. The medical practice at Shady Grove paid us service fees of $2,572,000, $3,603,000 and $3,214,000 in 2006, 2005 and 2004, respectively.

     In accordance with our Partner agreement with FCI (the Illinois practice), Aaron Lifchez, M.D., an employed shareholder physician of FCI, became a member of our Board of Directors in August 1997. In 2004, Dr. Lifchez became an advisory director and was no longer a voting member of the Board of Directors. The medical practice FCI paid us service fees of $2,413,000, $2,200,000 and $3,074,000 in 2006, 2005 and 2004, respectively.

NOTE 17 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND
             NON-CASH TRANSACTIONS:

     Transactions related to common stock, principally resulting from the issuance of treasury stock or the receipt of mature shares from optionees in lieu of cash upon exercise of stock options, disclosed on our Consolidated Statements of Cash Flows are comprised of the following (000's omitted):

                                                  For the
                                            Twelve Months ended
                                            -------------------
                                            2006    2005   2004
                                            ----    ----   ----

Exercise of common stock options ........    499     858     909
Tax benefit related to stock transactions     59     --      --
Treasury stock transactions, net ........   (231)   (600)   (736)
Other ...................................    --       27     --
                                            ----    ----    ----
                                             327     285     173
                                            ====    ====    ====

     Income tax payments of $327,000, $165,000 and $46,000 were paid in the years ended December 31, 2006, 2005 and 2004, respectively.

     Interest paid in cash during the years ended December 31, 2006, 2005 and 2004 amounted to $695,000, $328,000 and $295,000, respectively. Interest income received during the years ended December 31, 2006, 2005 and 2004 amounted to approximately $1,073,000, $520,000 and $259,000, respectively.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders of IntegraMed America, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 19, 2007 appearing in the 2006 Annual Report to Shareholders of IntegraMed America, Inc. (which report and consolidated financial statement are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 8 and 15 (a) (1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/Amper, Politziner & Mattia, P.C.

Edison, New Jersey
March 19, 2007

                                                                    SCHEDULE II


                            INTEGRAMED AMERICA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended December 31, 2006, 2005, 2004




                                                                 Additions-
                                                  Balance at     Charged to                    Balance at
                                                   Beginning      Costs and                      End of
                                                   of Period      Expenses      Deductions       Period
                                                   ---------      --------      ----------       ------
Year Ended December 31, 2006
   Allowance for doubtful accounts receivable....       $116          $(72)           $31             $13
   Shared Risk Pregnancy Loss Reserve............        293           143            155             281
   Deferred Tax Valuation Allowance..............        768            --            768              --

Year Ended December 31, 2005
   Allowance for doubtful accounts receivable....       $159           $45            $88            $116
   Shared Risk Pregnancy Loss Reserve............        171           137             15             293
   Deferred Tax Valuation Allowance..............      1,187            --            419             768

Year Ended December 31, 2004
   Allowance for doubtful accounts receivable....   $    215          $(44)          $ 12         $   159
   Shared Risk Pregnancy Loss Reserve............        114            63              6             171
   Deferred Tax Valuation Allowance..............      1,594            --            407           1,187

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTEGRAMED AMERICA, INC.

Dated:  March 19, 2007

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

              Signature                               Title           Date
              ---------                               -----           ----

/s/   JAY HIGHAM
---------------------------------
     Jay Higham                     President and Chief Executive Officer
                                     and Director
                                   (Principal Executive Officer)  March 19, 2007

/s/   JOHN W. HLYWAK, JR
---------------------------------
      John W. Hlywak, Jr.           Executive Vice President
                                    and Chief Financial Officer
                                   (Principal Financial and
                                    Accounting Officer)           March 19, 2007

/s/   GERARDO CANET
      Gerardo Canet                 Director                      March 19, 2007

/s/   SARASON D. LIEBLER
---------------------------------
      Sarason D. Liebler            Director                      March 19, 2007

/s/   WAYNE R. MOON
---------------------------------
      Wayne R. Moon                 Director                      March 19, 2007

/s/   LAWRENCE J. STUESSER
---------------------------------
      Lawrence J. Stuesser          Director                      March 19, 2007

/s/   ELIZABETH E. TALLETT
---------------------------------
      Elizabeth E. Tallett          Director                      March 19, 2007

/s/   YVONNE S. THORNTON, M.D.
---------------------------------
      Yvonne S. Thornton, M.D.      Director                      March 19, 2007

                                   Item 14(c)


Exhibit
Number                               Exhibit

3.1 (f)    --   Restated  Certificate of  Incorporation  of IntegraMed  America,
                Inc.  filed  as  exhibit  with   identical   exhibit  number  to
                Registrant's  Report on Form 10-Q for the period  ended June 30,
                2004.

3.2 (d)    --   Copy of  By-laws  of  Registrant  (as  Amended on March 6, 2006)
                filed as exhibit with identical  exhibit number to  Registrant's
                Annual Report on Form 10-Q for the period ended March 31, 2006.

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

10.32(a)   --   Submanagement   Agreement   dated   January   1,  2005   between
                Reproductive Partners Inc. and IntegraMed America, Inc. filed as
                Exhibit with identical number to registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2005.

14.1       --   Code of Ethics filed as Exhibit with identical exhibit number to
                Registrant's  Statement on Form 10-K for the year ended December
                31, 2003.

14.2       --   Code of Ethics

21         --   List of Subsidiaries

23.1       --   Consent of PricewaterhouseCoopers LLP

23.2       --   Consent of Amper, Politziner & Mattia, P.C.

31.1       --   CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                March 19, 2007.

31.2       --   CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                March 19, 2007.

32.1       --   CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                March 19, 2007.

32.2       --   CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                March 19, 2007.