Form 10-Q
period 2007-03-31
INTEGRAMED AMERICA INC
filed 2007-05-11
CIK 885988

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

                  For the quarterly period ended March 31, 2007

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______


     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer __X__.


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ____ No __X__



         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 1, 2007 was 6,513,660.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           PAGE

PART I  -    FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

                Consolidated Balance Sheets at March 31, 2007
                   and December 31, 2006...................................... 3

                Consolidated Statements of Income for the three-month period ended March 31, 2007 and 2006 ............................. 4

                Consolidated Statements of Shareholders' Equity for the
                   three-month period ended March 31, 2007 ................... 5

                Consolidated Statements of Cash Flows for the three-month
                   period ended March 31, 2007 and 2006 ...................... 6

                Notes to Consolidated Financial Statements .................7-10

    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................... 11-17

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 18

    Item 4.  Controls and Procedures......................................... 18


PART II -    OTHER INFORMATION

    Item 1.  Legal Proceedings............................................... 19

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..... 19

    Item 3.  Defaults upon Senior Securities................................. 19

    Item 4.  Submission of Matters to a Vote of Security Holders............. 19

    Item 5.  Other Information............................................... 19

    Item 6.  Exhibits ....................................................... 19


SIGNATURES              ..................................................... 20

CERTIFICATIONS PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.........................  EXHIBITS


CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.........................  EXHIBITS

PART I -- FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all dollars in thousands, except share amounts)

                                     ASSETS
                                                                               March 31,  December 31,
                                                                               ---------  ------------
                                                                                 2007        2006
                                                                               ---------  ------------
                                                                              (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ................................................   $ 32,996    $ 32,184
   Pharmaceutical and other receivables, net ................................        563         445
   Deferred income taxes, net ...............................................      2,472       2,472
   Prepaids and other current assets ........................................      3,069       2,927
                                                                                --------    --------
       Total current assets .................................................     39,100      38,028

   Fixed assets, net ........................................................     13,907      13,900
   Exclusive Service Rights and other intangibles, net ......................     22,540      22,905
   Other assets .............................................................        627         689
                                                                                --------    --------
       Total assets .........................................................   $ 76,174    $ 75,522
                                                                                ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................   $    797    $  1,507
   Accrued liabilities ......................................................     10,371      11,850
   Current portion of long-term notes payable and other obligations .........      1,487       1,505
   Due to medical practices .................................................      5,220       4,299
   Shared Risk Refund program patient deposits ..............................      8,072       6,526
                                                                                --------    --------
       Total current liabilities ............................................     25,947      25,687

Deferred income tax liability ...............................................      1,712       1,732
Long-term notes payable and other obligations ...............................      6,914       7,269
                                                                                --------    --------

Total Liabilities ...........................................................     34,573      34,688

Commitments and Contingencies

Shareholders' equity:
   Common Stock, $.01 par value - 15,000,000 shares authorized; 6,513,634 and
     6,498,480 shares issued and
     outstanding in 2007 and 2006, respectively .............................         65          65
   Capital in excess of par .................................................     49,415      49,261
   Accumulated other comprehensive income ...................................        (11)         (9)
   Accumulated deficit ......................................................     (7,868)     (8,483)
                                                                                --------    --------
       Total shareholders' equity ...........................................     41,601      40,834
                                                                                --------    --------
       Total liabilities and shareholders' equity ...........................   $ 76,174    $ 75,522
                                                                                ========    ========

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                   For the
                                             three-month period
                                               ended March 31,
                                             -------------------
                                              2007        2006
                                             ------     -------
                                                 (unaudited)


Revenues, net
   Provider Services ....................   $ 29,409    $ 27,776
   Consumer Services ....................      2,975       2,658
                                            --------    --------
       Total revenues ...................     32,384      30,434

Costs of revenues:
   Provider Services costs ..............     26,411      25,032
   Consumer Services costs ..............      2,142       1,640
                                            --------    --------
       Total costs of revenues ..........     28,553      26,672

Contribution
   Provider Services contribution .......      2,998       2,744
   Consumer Services contribution .......        833       1,018
                                            --------    --------
       Total contribution ...............      3,831       3,762

General and administrative expenses .....      3,132       3,052
Interest income .........................       (335)       (221)
Interest expense ........................        119         159
                                            --------    --------
       Total other expenses .............      2,916       2,990
                                            --------    --------

Income before income taxes ..............        915         772
Income tax provision ....................        300         296
                                            --------    --------

Net income ..............................   $    615    $    476
                                            ========    ========

Basic and diluted net earnings per share:
   Basic and diluted earnings per share .   $   0.09    $   0.07
                                            ========    ========


   Weighted average shares - basic ......      6,509       6,501
                                            ========    ========
   Weighted average shares - diluted ....      6,593       6,629
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



                                                  INTEGRAMED AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 (all amounts in thousands)
                                                         (unaudited)


                                                                    Accumulated Other
                                      Common Stock     Capital in    Comprehensive        Accumulated     Total
                                     Shares   Amount  Excess of Par  Income (loss)          Deficit      Equity
                                     ------   ------  -------------  -------------          -------      ------


Balance at December 31, 2006         6,498     $65       $49,261          $(9)              $(8,483)    $40,834
Net income for the three months
   ended March 31, 2007..........       --      --            --           --                   615         615
Stock grant amortization.........       --      --           110           --                    --         110
Exercise of common stock options.       15      --            44           --                    --          44
Gain (loss) on hedging transaction      --      --            --           (2)                   --          (2)
                                     -----     ---      --------         ----               --------    -------

Balance at March 31, 2007........    6,513     $65       $49,415         $(11)               $(7,868)   $41,601
                                     =====     ===       =======         ====                =======    =======



        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                            For the
                                                                      Three-month period
                                                                        ended March 31,
                                                                      --------------------
                                                                         2007       2006
                                                                      ---------   --------
                                                                            (unaudited)
Cash flows from operating activities:
    Net income .....................................................   $    615    $    476
    Adjustments to reconcile net income to
    Net cash provided by (used in) operating activities:
      Depreciation and amortization ................................      1,508       1,421
      Deferred income tax provision ................................        (20)        216
      Stock-based compensation .....................................        110          96
    Changes in assets and liabilities Decrease (increase) in assets:
         Pharmaceutical and other accounts receivable ..............       (118)       (385)
         Prepaids and other current assets .........................       (142)     (1,521)
         Other assets ..............................................         62         (61)
      Increase (decrease) in liabilities:
         Accounts payable ..........................................       (710)       (294)
         Accrued liabilities .......................................     (1,479)       (994)
         Due to medical practices ..................................        921        (965)
         Shared Risk Refund program patient deposits ...............      1,546         270
                                                                       --------    --------
Net cash provided by (used in) operating activities ................      2,293      (1,741)
                                                                       --------    --------

Cash flows from investing activities:
    Purchase of fixed assets and leasehold improvements ............     (1,150)       (683)
                                                                       --------    --------
Net cash used in investing activities ..............................     (1,150)       (683)
                                                                       --------    --------

Cash flows from financing activities:
    Principal repayments on debt ...................................       (357)       (357)
    Principal repayments under capital lease obligations ...........        (18)        (18)
    Proceeds from exercise of stock options and other ..............         44         195
                                                                       --------    --------
Net cash used in financing activities ..............................       (331)       (180)
                                                                       --------    --------

Net increase (decrease) in cash and cash equivalents ...............        812      (2,604)
Cash and cash equivalents at beginning of period ...................     32,184      22,521
                                                                       --------    --------
Cash and cash equivalents at end of period .........................   $ 32,996    $ 19,917
                                                                       ========    ========

Supplemental Information:
     Interest paid .................................................   $    119    $    282
     Income taxes paid .............................................   $    325    $    969



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2007, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America's Annual Report on Form 10-K for the year ended December 31, 2006.


NOTE 2 -- COMMON SHARES OUTSTANDING:

     All common share numbers reported herein reflect the 30% Stock Split effected in the form of a stock dividend declared by the Board of Directors on May 23, 2005 and paid to shareholders on June 22, 2005; and the 25% stock split effected in the form of a stock dividend declared by the Board of Directors on May 22, 2006 and paid on June 21, 2006.


NOTE 3 -- EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three month periods ended March 31, 2007 and 2006 is as follows (000's omitted, except for per share amounts):

                                                           For the
                                                      three-month period
                                                        ended March 31,
                                                      ------------------
                                                        2007      2006
                                                       ------    ------

Numerator
Net Income.........................................    $  615     $314

Denominator
Weighted average shares outstanding (basic)........     6,509    6,501
Effect of dilutive options and warrants............        84      128
                                                      -------   ------
Weighted average shares and dilutive potential
     Common shares (diluted).......................     6,593    6,629
                                                       ======   ======
Basic and diluted EPS..............................    $ 0.09   $ 0.07
                                                       ======   ======


     For the three month periods ended March 31, 2007 and 2006, there were no outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of all outstanding options were less than the average market price of the shares of Common Stock.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4 -- SEGMENT INFORMATION:

     We currently report two major lines of business, our Provider Services, which is comprised of our Partner and Affiliate segments, and our Consumer Services, which is comprised of our Shared Risk and Pharmaceutical segments. Performance by segment, for the three month periods ended March 31, 2007 and 2006, is presented below.

                                                                 Providers              Consumers
                                                       ----------------------    -----------------------
                                                                           (unaudited)
                                                        Fertility                Shared
                                            Corporate   Partners    Affiliates    Risk     Pharmaceutical     Consolidated
                                            ---------   --------    ----------    ----     --------------     ------------
For the three months ended March 31, 2007
   Revenues .............................   $   --      $ 29,092    $    317    $  2,917    $     58            $ 32,384
   Cost of Services .....................       --        26,408           3       2,143          (1)             28,553
                                            --------    --------    --------    --------    --------            --------
   Contribution .........................       --         2,684         314         774          59               3,831
   Contribution Margin ..................       --           9.2%       99.1%       26.5%      101.7%               11.8%

   General and administrative ...........      3,132        --          --          --          --                 3,132
   Interest, net ........................       (216)       --          --          --          --                  (216)
                                            --------    --------    --------    --------    --------            --------
   Income before income taxes ...........     (2,916)      2,684         314         774          59                 915
   Depreciation expense included above ..   $    202    $    931    $      1    $   --      $   --              $  1,134
   Capital expenditures .................   $    182    $    968    $    --     $   --      $   --              $  1,150
    Total assets ........................   $ 34,156    $ 40,645    $    731    $    225    $    417            $ 76,174

For the three months ended March 31, 2006
   Revenues .............................   $   --      $ 27,497    $    279    $  2,505    $    153            $ 30,434
   Cost of Services .....................       --        25,031           1       1,640        --                26,672
                                            --------    --------    --------    --------    --------            --------
   Contribution .........................       --         2,466         278         865         153               3,762
   Contribution Margin ..................       --           9.0%       99.6%       34.5%      100.0%               12.4%

   General and administrative ...........      3,052        --          --          --          --                 3,052
   Interest, net ........................        (62)       --          --          --          --                   (62)
                                            --------    --------    --------    --------    --------            --------
   Income before income taxes ...........     (2,990)      2,466         278         865         153                 772
   Depreciation expense included above ..   $    139    $    908    $   --      $   --      $   --              $  1,047
   Capital expenditures .................   $    174    $    509    $   --      $   --      $   --              $    683
    Total assets ........................   $ 22,783    $ 41,219    $     90    $    523    $    539            $ 65,154

NOTE 5 - DUE TO MEDICAL PRACTICES:

     Due to Medical Practices is comprised of the net amounts owed by us to medical practices contracted as Partner. This balance is comprised of amounts due to us by the medical practices for funds, which we advanced for use in financing their accounts receivable, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

     As of March 31, 2007 and December 31, 2006, Due to Medical Practices was comprised of the following balances:
                                                        2007         2006
                                                    ---------     ---------
                                                   (unaudited)

       Advances to Partner........................   $(14,584)     $(12,732)
       Undistributed Physician Earnings...........      2,045         2,839
       Physician Practice Patient Deposits........     17,759        14,192
                                                    ---------     ---------
       Due to Medical Practices, net..............  $   5,220     $   4,299
                                                    =========     =========

NOTE 6 -- STOCK-BASED EMPLOYEE COMPENSATION:

     As of March 31, 2007, we had two stock-based employee compensation plans, which are described more fully in Note 13 of the financial statements in our most recent Annual Report on Form 10-K.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Effective January 1, 2006, we adopted SFAS No. 123(R). For the three month periods ended March 31, 2007 and March 31, 2006, we recorded a charge to earnings to recognize compensation expense of $0 and $60,000, respectively, related to the value of outstanding stock options issued in prior years which vested in 2006. As of March 31, 2007, we had no unrecognized compensation costs related to stock options which had been previously granted under our plans as all options are currently vested.

     We also issue restricted stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers generally vests over a period of three years. Our General and Administrative expense includes compensation costs recognized in connection with these restricted stock grants of $111,000 and $96,000 for the three month periods ended March 31, 2007 and March 31, 2006 respectively.

NOTE 7 -- HEDGING TRANSACTION:

     In the normal course of business we are exposed to the risk that our earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments.

     During the second quarter of 2006, we entered into an interest rate swap agreement designed to hedge the risks associated with our floating rate debt. As a result of this agreement, our net income includes financing costs associated with this transaction of approximately $2,000 in the first quarter of 2007, and we expect to record additional financing costs of less than $10,000 over the coming twelve months, given current interest rate forecasts. In addition to the costs included in our reported net income, this hedge also generated a non-recognized loss of approximately $11,000 which is reported as part of our comprehensive income.

     We deem this hedge to be highly effective as it shares the same valuation, termination date and amortization schedule as the underlying debt subject to the hedge. In addition the swap transaction was structured such that the change in fair value of the swap inversely mimics the hedged item. As of March 31, 2007, we had no other hedge or derivative transactions.

     The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):

                                                                  For the
                                                            three-month period
                                                              ended March 31,
                                                            ------------------
                                                            2007         2006
                                                           ------       ------
                                                               (unaudited)

     Net income as reported..........................      $ 615        $ 476
     Net gain (loss) on derivative transactions......        (11)          --
                                                           -----        -----

     Total comprehensive income......................      $ 604        $ 476
                                                           =====        =====

NOTE 8 -- LITIGATION:

     From time to time, we are party to legal proceedings in the ordinary course of business. As of March 31, 2007, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 9 -- RECENT ACCOUNTING STANDARDS:

SFAS No. 159, The Fair Value Option for Financial Assets and Financial
Liabilities

     This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. The Company is currently evaluating SFAS No. 159.

SAB No. 108, Quantifying Misstatements in Current Year Financial Statements

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N). "Quantifying Misstatements in Current Year Financial Statements," ("SAB No. 108). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. The Company is currently evaluating the impact of SAB No. 108 and does not believe this statement will have an effect on its financial statements.

FASB Interpretation No. 48

     In February 2007, the SEC staff clarified its views related to changes in the classification of interest and penalties for periods prior to the adoption of FIN 48. Specifically, the SEC staff believes that if a registrant changes how it classifies interest and penalties upon adoption of FIN 48, it should not reclassify amounts in prior periods. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation was adopted by us effective January 1, 2007. The adoption of this interpretation did not have a material impact on our financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with IntegraMed America Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

     IntegraMed America, Inc. offers products and services to patients and providers in the fertility industry. As of March 31, 2007, we have developed a network comprised of thirty contracted fertility centers in major markets across the United States, products and services designed to support fertility center growth, products and services in the pharmaceutical and patient financing areas, and captive insurance offerings. Twenty-two affiliate fertility centers subscribe to discrete service packages provided by us and have the right to distribute our consumer products, and eight fertility centers have access to our entire portfolio of products and services under our comprehensive Partner program. All thirty centers have access to our consumer services, principally Shared Risk Refund and pharmaceutical offerings, as well as patient financing products.

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


Major events impacting financial condition and results of operations

     2007

     On March 19, 2007, we declared a 25% stock split effected in the form of a stock dividend for all holders of record as of April 13, 2007. As a result of this dividend, we issued approximately 1,628,000 new shares of common stock on the payment date of May 4, 2007. No fractional shares were issued as all fractional amounts were rounded up to the next whole share. The effect of this stock split has not been reflected in these financial statements as the payment date is subsequent to March 31, 2007.


     2006

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

     During October 2006, we provided notification that our financial statements for 2005 and the first two quarters of 2006 could not be relied on, and were restated due to an accounting error. The restatements did not result in any changes to net income or earnings per share for any period, but affected our intangible assets, deferred tax assets and deferred tax liabilities, all non-cash items. All periods affected by this error have been restated throughout this document as appropriate.

Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the three month periods ended March 31, 2007 and 2006:
                                                               For the
                                                          three-month period
                                                            ended March 31,
                                                          ------------------
                                                           2007       2006
                                                          ------    --------
         Revenues, net:
           Provider services............................   90.8%     91.3%
           Consumer services............................    9.2%      8.7%
                Total revenues..........................  100.0%    100.0%

         Costs of services incurred:
           Provider services............................   81.6%     82.2%
           Consumer services............................    6.6%      5.4%
                Total costs of service..................   88.2%     87.6%

         Contribution:
           Provider services............................    9.2%      9.1%
           Consumer services............................    2.6%      3.3%
                Total contribution......................   11.8%     12.4%


         General and administrative expenses............    9.7%     10.0%
         Interest income................................   (1.0)%    (0.7)%
         Interest expense...............................    0.3%      0.5%
                Total other expenses....................    9.0%      9.8%

         Income from operations before income taxes.....    2.8%      2.6%
         Income tax provision...........................    0.9%      1.0%
         Net income ....................................    1.9%      1.6%


Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues:

       Provider Services -

       In providing clinical care to patients, each of our Partner practices generates revenue which we do not report in our financial statements. Although we do not consolidate the physician practice financials with our own, these financials do directly affect our revenues. The components of our revenue from Partner practices are: (a) a Base Service fee calculated as a percentage of patient revenue (percentage varies from 6% down to 3% depending on the level of revenues), (b) our reimbursement for the expenses, called Cost of Services, we advanced during the month (representing substantially all of the expenses incurred by the practice) and, (c) our Additional fees which represent our share of the net income of the practice (which varies from a fixed amount or 10% to 20% depending on the practice). From the total of our revenues, we subtract the annual amortization of our Business Service Rights.

       In addition to revenues generated from Partner practices, we receive fees from Affiliate practices for marketing and other services as well as miscellaneous revenues related to providing services to medical practices. The table below illustrates the components of these fees in relation to the physician practice financials:



                                                    Three months ended
                                                          March 31,
                                                    ---------------------
                                                      2007         2006
                                                    --------     --------
                                                   (unaudited)  (unaudited)

                                                     Providers    Providers       Variance
                       Physician Financials

(a) Patient revenue ..............................   $ 38,862    $ 36,666    $  2,196       6.0%
(b) Cost of services .............................     26,385      25,021       1,364       5.5%
(c) Base Service fee .............................      1,829       1,739          90       5.2%
                                                     --------    --------    --------
(d) Practice contribution (a-b-c) ................     10,648       9,906         742       7.5%
(e) Physician compensation .......................      9,472       8,905         567       6.4%
(f) IntegraMed additional fee ....................      1,176       1,001         175      17.5%

                IntegraMed Financials

(g) IntegraMed gross Partner revenue (b+c+f) .....     29,390      27,761       1,629      5.9%
(h) Amortization of business service rights ......       (372)       (374)          2     -0.5%
(i) Affiliate revenue ............................        317         279          38     13.6%
(j) Other revenue ................................         74         110         (36)   -32.7%
                                                       ------    --------    --------
(k) IntegraMed Provider Services revenue (g+h+i+j)     29,409      27,776       1,633      5.9%
                                                       ======    ========    ========


       As of the three months ending March 31, 2007, revenues from Provider services increased by $1.6 million, or 5.9% from the same period in the prior year. This increase is comprised of approximately $1.3 million of additional reimbursed cost of services related to 6.0% FertilityPartner physician practice revenue growth, $0.3 million in Base and Additional fees paid to IntegraMed by these practices as a result of improved performance, and an increase in Affiliate fees which offset slightly lower miscellaneous revenues.

       Consumer Services -

       Our Shared Risk Refund program continued to experience significant growth with revenues as of March 31, 2007 rising $0.4 million, or 16% from the same quarter in the prior year. This growth was fueled by increased patient enrollments into the program and its expansion and penetration of physician practices throughout the network.

     Pharmaceutical revenue was $58,000 for the three months ended March 31, 2007, compared to $153,000 in the prior year. This decline is a result of decreasing margins due to pharmaceutical cost increases which are not able to be passed on to the consumer as a result of competitive pressures.


Contribution:

     Our 2007 first quarter contribution of $3.8 million increased approximately 1.8% from the first quarter of 2006. As a percentage of reported revenue, our contribution margin declined slightly to 11.8% in 2007 versus 12.4% in 2006. This dip was a result of two factors which impacted our Consumer Services business and are discussed below. The following factors had a significant effect on contribution:

     Provider Services -

     Contribution from our Provider operations in the first quarter of 2007 increased by approximately $254,000, or 9.3% from the same period in the prior year. This increase is primarily attributable to the continued revenue growth of the underlying physician practices as described above.

     Consumer Services -

     Contribution from our Shared Risk Refund program was $774,000 in the three months ended March 31, 2007, compared to $865,000 in the prior year. Although both revenue and patient volume were higher in 2007 versus 2006, pregnancy success rates were not. The success rates in the first quarter of 2007 were at the lower end of expected outcomes for the program and resulted in less revenue being recognized as we generate income when there is a pregnancy. As the current year progresses, we expect clinical success rates to return to higher levels.

     Pharmaceutical contribution was $59,000 in the first quarter of 2007, was down $94,000 from the $153,000 contribution reported in the first quarter of 2006. This decrease in contribution, was driven by manufacturer price increases that were not able to be passed on to the consumer.


General and administrative expenses:

     General and Administrative expenses are comprised of salaries, benefits, administrative, regulatory compliance, and operational support costs which are not specifically related to individual clinical operations or other product offerings. These costs were approximately $3.1 million for both the first quarter of 2007 and the first quarter of 2006. Higher depreciation and information systems disaster recovery costs were generally offset by lower recruitment and employee benefit costs in the first quarter of 2007 relative to the first quarter of 2006.

Interest:

     Interest income increased to $335,000 for the quarter ended March 31, 2007, from $221,000 in the same period in 2006. This increase is primarily attributed to interest earnings on higher investable cash balances in 2007. Interest expense decreased to $119,000 in the first quarter of 2007, from $159,000 in 2006, primarily as a result of reduced interest charges on our lower debt levels outstanding.

Income tax provision:

     Our provision for income tax was approximately $0.3 million in 2007, or 32.8% of pre-tax income, compared to $0.3 million, or 38.3% of 2006 pre-tax income. Our effective tax rates for both 2007 and 2006 reflect provisions for both current and deferred federal and state income taxes. The lower effective tax rate in 2007 is mainly due to an increase in tax-exempt interest income projected for the year.

     The FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation was adopted by us effective January 1, 2007. The adoption of this interpretation did not have a material impact on our financial statements.


Off-balance Sheet Arrangements

     FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's") addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIE's, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2007, we do not have an interest in any VIE's where we are the primary beneficiary, therefore the adoption of FIN 46 had no impact on our financial statements.

Liquidity and Capital Resources

     As of March 31, 2007, we had approximately $33.0 million in cash and cash equivalents on hand as compared to $32.2 million at December 31, 2006. Additionally, we had working capital of approximately $13.2 million, at March 31, 2007, an increase of $0.9 million from working capital of $12.3 million as of December 31, 2006. Our increased working capital is largely attributed to cash flows generated from operating activities.

     Shared Risk Refund patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future Shared Risk revenues. These deposits totaled approximately $8.1 million and $6.5 million as of March 31, 2007 and December 31, 2006, respectively. These deposits are a significant source of cash flow and represent interest-free financing for us.

     As of March 31, 2007, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements. However, we anticipate upcoming capital expenditures of approximately $3.3 million for the remainder of 2007. These expenditures are primarily related to medical equipment and information system acquisitions and leasehold improvements. We believe that working capital, specifically cash and cash equivalents, remain at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

     In December 2005, we amended our existing credit facility with Bank of America. The amended facility is comprised of a $10 million three-year revolving line of credit and a $10 million 5-year term loan. As of March 31, 2007, approximately $8.3 million of the term loan was outstanding with a remaining term of 3.75 years, with no balance outstanding under the revolving line of credit.

     Each component of our amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 1.75% to 2.50% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of March 31, 2007, interest on the term loan was payable at a rate of approximately 7.07%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.

Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of March 31, 2007 under the revolving line of credit the full amount if $10.0 million was available, of which none was outstanding.

     In order to mitigate the interest rate risk associated with our term loan, we entered into an interest rate swap agreement with Bank of America in April 2006. The effect of this swap transaction was to effectively fix the interest rate on our term loan at 5.42% plus the applicable margin for the life of the loan.

     Our Bank of America credit facility is collateralized by substantially all of our assets. As of March 31, 2007, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations and other commercial commitments at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                      Total     Less than 1 year     1 - 3 years     4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------

Notes Payable.................    $ 8,344,000       $1,439,000       $ 6,905,000     $        --     $       --
Capital lease obligations.....         57,000           57,000                 --             --             --
Operating leases..............     49,284,000        7,208,000        12,561,000      10,649,000      18,866,000
Total contractual cash
    obligations...............    $57,685,000       $8,704,000       $19,466,000     $10,649,000     $18,866,000
                                  ===========       ==========       ===========     ===========     ===========

                                                    Amount of Commitment and Expiration Per Period

                                    Total         Less than 1 year    1 - 3 years     4 - 5 years    After 5 years
                                  -----------     ----------------  -------------     -----------    -------------
Unused lines of credit........    $10,000,000       $       --       $10,000,000      $        --    $         --
                                  ===========       ==========       ===========      ===========    =============


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

New Accounting Pronouncements

SFAS No. 159, The Fair Value Option for Financial Assets and Financial
Liabilities

     This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. The Company is currently evaluating SFAS No. 159.

SAB No. 108, Quantifying Misstatements in Current Year Financial Statements

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N). "Quantifying Misstatements in Current Year Financial Statements," ("SAB No. 108). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. The Company is currently evaluating the impact of SAB No. 108 and does not believe this statement will have an effect on its financial statements.

FASB Interpretation No. 48

     In February 2007, the SEC staff clarified its views related to changes in the classification of interest and penalties for periods prior to the adoption of FIN 48. Specifically, the SEC staff believes that if a registrant changes how it classifies interest and penalties upon adoption of FIN 48, it should not reclassify amounts in prior periods. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation was adopted by us effective January 1, 2007. The adoption of this interpretation did not have a material impact on our financial statements.

Forward Looking Statements

     This Form 10-Q and discussions and/or announcements made by or on behalf of us, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to the following factors: our ability to acquire additional Partner agreements, our ability to raise additional debt and/or equity capital to finance future growth, the loss of significant Partner agreement(s), the profitability or lack thereof at fertility centers serviced by us, increases in overhead due to expansion, the exclusion of fertility and ART services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new fertility, and ART and/or genetic technologies and techniques. We are under no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of business our interest income and expense items are sensitive to changes in the general level of interest rates. During the second quarter of 2006 we entered into a derivative transaction designed to hedge our variable rate term loan. As a result of this derivative transaction we have successfully shielded ourselves from interest rate risks associated with our term loan. We are currently subject to interest rate risks associated with our short term investments and certain advances to our FertilityPartner clinics, both of which are tied to either short term interest rates or the prime rate. As of March 31, 2007, a one percent change in interest rates would impact our pre-tax income by approximately $240,000 annually.


Item 4. Controls and Procedures


     (a) Evaluation of disclosure controls and procedures.


     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of March 31, 2007 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.


     Section 404 of the Sarbanes-Oxley Act requires us to provide an assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal year 2007. We are in the process of performing the system and process documentation, evaluation and testing necessary to make this assessment. We have not completed this process or its assessment. In the process of evaluation and testing, we may identify deficiencies that will require remediation.

     (b) Changes in internal controls.


     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II -         OTHER INFORMATION

     Item 1.      Legal Proceedings.

                  From time to time, we are party to legal proceedings in the ordinary course of business. As of March 31, 2007, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

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


                                             INTEGRAMED AMERICA, INC.
                                             (Registrant)




Date:    May 11, 2007               By:/s/:  John W. Hlywak, Jr.
                                             -------------------
                                             John W. Hlywak, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                Exhibit
-------                              ---------

10.23 (i)  --     Amendment  No.  9  to  Service  Agreement  between  IntegraMed
                  America,  Inc. and Shady Grove Fertility  Reproductive Science
                  Center, P.C. dated March 22, 2007.

31.1       --     CEO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 11, 2007.

31.2       --     CFO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 11, 2007.


32.1       --     CEO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 11, 2007.

32.2       --     CFO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 11, 2007.