Form 10-Q
period 2007-06-30
INTEGRAMED AMERICA INC
filed 2007-08-10
CIK 885988

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

                  For the quarterly period ended June 30, 2007

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______


     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ___ Accelerated Filer___ Non-Accelerated Filer __X__

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ____ No __X__


         The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 24, 2007 was 8,186,758.

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

                                TABLE OF CONTENTS

                                                                           PAGE

PART I -       FINANCIAL INFORMATION

    Item 1.    Financial Statements (unaudited)

                  Consolidated Balance Sheets at June 30, 2007 and
                    December 31, 2006..........................................3

                  Consolidated Statements of Income for the three- and
                    six-month periods ended June 30, 2007 and 2006  ...........4

                  Consolidated Statements of Shareholders' Equity for the
                    six-month period ended June 30, 2007 ......................5

                  Consolidated Statements of Cash Flows for the six-month
                    period ended June 30, 2007 and 2006 .......................6

                  Notes to Consolidated Financial Statements ...............7-11

    Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............   12-19

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk.... 20

    Item 4.    Controls and Procedures....................................... 20


PART II -      OTHER INFORMATION

    Item 1.    Legal Proceedings............................................. 21

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds... 21

    Item 3.    Defaults upon Senior Securities............................... 21

    Item 4.    Submission of Matters to a Vote of Security Holders........... 21

    Item 5.    Other Information............................................. 21

    Item 6.    Exhibits ..................................................... 21


SIGNATURES              ..................................................... 22

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

PART I -- FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all dollars in thousands, except share amounts)

                                     ASSETS

                                                                                June 30,   December 31,
                                                                                --------   ------------
                                                                                  2007         2006
                                                                                --------   ------------
                                                                               (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .................................................   $ 36,267    $ 32,184
   Pharmaceutical and other receivables, net .................................        420         445
   Deferred income taxes, net ................................................      1,525       2,472
   Prepaids and other current assets .........................................      3,550       2,927
                                                                                 --------    --------
       Total current assets ..................................................     41,762      38,028

   Fixed assets, net .........................................................     13,670      13,900
   Exclusive Service Rights and other intangibles, net .......................     20,891      22,905
   Deferred income taxes .....................................................        589          --
   Other assets ..............................................................        650         689
                                                                                 --------    --------
       Total assets ..........................................................   $ 77,562    $ 75,522
                                                                                 ========    ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................................   $    762    $  1,507
   Accrued liabilities .......................................................     11,974      11,850
   Current portion of long-term notes payable and other obligations ..........      1,468       1,505
   Due to medical practices ..................................................      5,833       4,299
   Shared Risk Refund program patient deposits ...............................      8,477       6,526
                                                                                 --------    --------
       Total current liabilities .............................................     28,514      25,687

Deferred tax liability .......................................................         --       1,732
Long-term notes payable and other obligations ................................      6,552       7,269
                                                                                 --------    --------

Total Liabilities ............................................................     35,066      34,688

Commitments and Contingencies

Shareholders' equity:
   Common Stock, $.01 par value - 15,000,000 shares authorized; 8,193,663 and
     8,127,387 shares issued and
     outstanding in 2007 and 2006, respectively ..............................         82          81
   Capital in excess of par ..................................................     49,531      49,245
   Accumulated other comprehensive income ....................................         (6)         (9)
   Treasury Stock, at cost - 4,734 and 0 shares in 2007 and 2006, respectively        (60)         --
   Accumulated deficit .......................................................     (7,051)     (8,483)
                                                                                 --------    --------
       Total shareholders' equity ............................................     42,496      40,834
                                                                                 --------    --------
       Total liabilities and shareholders' equity ............................   $ 77,562    $ 75,522
                                                                                 ========    ========


        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (all amounts in thousands, except per share amounts)


                                                 For the                   For the
                                            three-month period        six-month period
                                               ended June 30,           ended June 30,
                                           --------------------      -------------------
                                             2007         2006        2007         2006
                                           -------     ------        -------      ------
                                                (unaudited)               (unaudited)
Revenues, net
   Provider Services ....................   $ 30,049    $ 28,956    $ 59,458    $ 56,732
   Consumer Services ....................      3,963       2,853       6,938       5,511
                                            --------    --------    --------    --------
       Total revenues ...................     34,012      31,809      66,396      62,243
                                            --------    --------    --------    --------

Costs of revenues:
   Provider Services costs ..............     26,815      26,249      53,226      51,281
   Consumer Services costs ..............      2,702       1,804       4,844       3,444
                                            --------    --------    --------    --------
       Total costs of revenues ..........     29,517      28,053      58,070      54,725
                                            --------    --------    --------    --------

Contribution
   Provider Services contribution .......      3,234       2,707       6,232       5,451
   Consumer Services contribution .......      1,261       1,049       2,094       2,067
                                            --------    --------    --------    --------
       Total contribution ...............      4,495       3,756       8,326       7,518

General and administrative expenses .....      3,457       2,952       6,589       6,004
Interest income .........................       (359)       (260)       (694)       (481)
Interest expense ........................        158         199         277         358
                                            --------    --------    --------    --------
       Total other expenses .............      3,256       2,891       6,172       5,881
                                            --------    --------    --------    --------

Income before income taxes ..............      1,239         865       2,154       1,637
Income tax provision ....................        422         332         722         628
                                            --------    --------    --------    --------

Net income ..............................   $    817    $    533    $  1,432    $  1,009
                                            ========    ========    ========    ========

Basic and diluted net earnings per share:
   Basic earnings per share .............   $   0.10    $   0.07    $   0.18    $   0.12
                                            ========    ========    ========    ========
   Diluted earnings per share ...........   $   0.10    $   0.07    $   0.17    $   0.12
                                            ========    ========    ========    ========

   Weighted average shares - basic ......      8,155       8,054       8,147       8,086
   Weighted average shares - diluted ....      8,253       8,194       8,246       8,226


        See accompanying notes to the consolidated financial statements.



                                                  INTEGRAMED AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 (all amounts in thousands)
                                                         (unaudited)

                                                                 Accumulated Other
                                      Common Stock    Capital in   Comprehensive   Treasury Stock   Accumulated   Total
                                     Shares   Amount  Excess of Par    Income     Shares     Amount   Deficit     Equity
                                     ------   ------  -------------    ------     ------     ------   -------     ------



BALANCE AT DECEMBER 31, 2006..........8,127    $81       $49,245         $(9)       --          --    $(8,483)   $40,834
Net income for the six months ended
   June 30, 2007......................   --     --            --          --        --          --      1,432      1,432
Stock grants issued, net..............   44     --            --          --         5         (60)        --        (60)
Stock grant amortization..............   --     --           225          --        --          --         --        225
Exercise of common stock options......   23      1            61          --        --          --         --         62
Unrealized gain on hedging transaction   --     --            --           3        --          --         --          3
BALANCE AT June 30, 2007..............8,194    $82       $49,531         $(6)        5        $(60)   $(7,051)    $42,496
                                      =====    ===       =======         ====       ==        ====    =======     =======



        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)


                                                                             For the
                                                                        six-month period
                                                                         ended June 30,
                                                                        ------------------
                                                                          2007       2006
                                                                        -------     ------
                                                                           (unaudited)
Cash flows from operating activities:
    Net income .....................................................   $  1,432    $  1,009
    Adjustments to reconcile net income to
    Net cash provided by operating activities:
      Depreciation and amortization ................................      3,017       2,861
      Deferred income tax provision ................................        (20)        500
      Stock-based compensation .....................................        225         201
    Changes in assets and liabilities Decrease (increase) in assets:
         Pharmaceutical and other accounts receivable ..............         25          22
         Prepaids and other current assets .........................        324        (783)
         Other assets ..............................................         38         (84)
      Increase (decrease) in liabilities:
         Accounts payable ..........................................       (745)       (152)
         Accrued liabilities .......................................       (378)      1,247
         Due to medical practices ..................................      1,534        (373)
         Shared Risk Refund program patient deposits ...............      1,951         980
                                                                       --------    --------
Net cash provided by operating activities ..........................      7,403       5,428

Cash flows from investing activities:
      Payment for exclusive FertilityPartners service rights .......       (500)         --
      Payment for other intangibles ................................        (37)         --
      Purchase of fixed assets and leasehold improvements ..........     (2,094)     (1,449)
                                                                       --------    --------
Net cash used in investing activities ..............................     (2,631)     (1,449)

Cash flows from financing activities:
    Principal repayments on debt ...................................       (714)       (714)
    Principal repayments under capital lease obligations ...........        (37)        (36)
    Proceeds from exercise of stock options and other ..............         62         198
                                                                       --------    --------
Net cash provided by (used in) financing activities ................       (689)       (552)

Net increase in cash and cash equivalents ..........................      4,083       3,427
Cash and cash equivalents at beginning of period ...................     32,184      22,521
                                                                       --------    --------
Cash and cash equivalents at end of period .........................   $ 36,267    $ 25,948
                                                                       ========    ========

Supplemental Information:
     Interest paid .................................................   $    263    $    348
     Income taxes paid .............................................   $    517    $    247



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2007, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America's Annual Report on Form 10-K for the year ended December 31, 2006.


NOTE 2 -- COMMON SHARES OUTSTANDING:

All common share numbers reported herein reflect the 25% stock split effected in the form of a stock dividend declared by the Board of Directors on May 22, 2006 and paid on June 21, 2006, and the 25% stock split effected in the form of a stock dividend declared by the Board of Directors on March 19, 2007 and paid on May 4, 2007.


NOTE 3 -- EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six month periods ended June 30, 2007 and 2006 is as follows (000's omitted, except for per share amounts):

                                                      For the               For the
                                                three-month period     six-month period
                                                  ended June 30,        ended June 30,
                                                ------------------     ----------------
                                                  2007      2006        2007     2006
                                                -------   --------     ------   -------

Numerator
Net Income ...................................   $  817   $  533      $1,432   $1,009

Denominator
Weighted average shares outstanding (basic) ..    8,155    8,054       8,147    8,086
Effect of dilutive options and warrants ......       98      140          99      140
                                                 ------   ------      ------   ------
Weighted average shares and dilutive potential
     Common shares (diluted) .................    8,253    8,194       8,246    8,226

Basic EPS ....................................   $ 0.10   $ 0.07      $ 0.18   $ 0.12
                                                 ======   ======      ======   ======
Diluted EPS ..................................   $ 0.10   $ 0.07      $ 0.17   $ 0.12
                                                 ======   ======      ======   ======

For the three and six month periods ended June 30, 2007 and 2006, there were no outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of all outstanding options were less than the average market price of the shares of Common Stock.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4 -- SEGMENT INFORMATION:

We currently report two major lines of business, our Provider Services, which is comprised of our Partner and Affiliate segments, and our Consumer Services, which is comprised of our Shared Risk(R) Refund Program and Pharmaceutical segments. Performance by segment, for the three and six month periods ended June 30, 2007 and 2006, is presented below.

                                                                 Providers                Consumers
                                                          ----------------------   -----------------------

                                                          Fertility                Shared
                                               Corporate  Partners    Affiliates    Risk    Pharmaceutical    Consolidated
                                               ---------  --------    ----------   -----    --------------    ------------

For the three months ended June 30, 2007
     Revenues ............................      $--      $ 29,728    $    321    $  3,916    $     47         $ 34,012
     Cost of Services ....................       --        26,805          10       2,699           3           29,517
                                                         --------    --------    --------    --------         --------
     Contribution ........................       --         2,923         311       1,217          44            4,495
     Operating Margin ....................       --           9.8%       96.9%       31.1%       93.6%            13.2%

     General and administrative ..........      3,457        --          --          --          --              3,457
     Interest income, net ................       (201)       --          --          --          --               (201)
     Income before income taxes ..........     (3,256)      2,923         311       1,217          44            1,239
     Depreciation expense included above..        217         973        --          --          --              1,190
     Capital expenditures ................        147         797        --          --          --                944
     Total assets ........................     36,049      40,724         196         145         448           77,562

For the six months ended June 30, 2007
     Revenues ............................        $--    $ 58,820    $    638    $  6,833    $    105         $ 66,396
     Cost of Services ....................       --        53,213          13       4,842           2           58,070
                                                         --------    --------    --------    --------         --------
     Contribution ........................       --         5,607         625       1,991         103            8,326
     Operating Margin ....................       --           9.5%       98.0%       29.1%       98.1%            12.5%

     General and administrative ..........      6,589        --          --          --          --              6,589
     Interest income, net ................       (417)       --          --          --          --               (417)
     Income before income taxes ..........     (6,172)      5,607         625       1,991         103            2,154
     Depreciation expense included above..        419       1,905        --          --          --              2,324
     Capital expenditures ................        329       1,765        --          --          --              2,094
     Total assets ........................     36,049      40,724         196         145         448           77,562

For the three months ended June 30, 2006
     Revenues ............................   $   --      $ 28,648    $    308    $  2,751    $    102         $ 31,809
     Cost of Services ....................       --        26,249        --         1,876         (72)          28,053
                                             --------    --------    --------    --------    --------         --------
     Contribution ........................       --         2,399         308         875         174            3,756
     Operating Margin ....................       --           8.4%      100.0%       31.8%      170.6%            11.8%

     General and administrative ..........      2,952        --          --          --          --              2,952
     Interest income, net ................        (61)       --          --          --          --                (61)
                                             --------    --------    --------    --------    --------         --------
     Income before income taxes ..........     (2,891)      2,399         308         875         174              865
     Depreciation expense included above..   $    149    $    917    $     --    $     --    $     --         $  1,066
     Capital expenditures ................   $    254    $    512    $     --    $     --    $     --         $    766
     Total assets ........................   $ 27,535    $ 40,426    $    318    $    221    $    973         $ 69,473


                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                                 Providers                 Consumers
                                                          ----------------------     ----------------------
                                                                             (unaudited)
                                                          Fertility                  Shared
                                               Corporate  Partners    Affiliates      Risk   Pharmaceutical   Consolidated
                                               ---------  --------    ----------      ----   --------------   ------------

For the six months ended June 30, 2006
     Revenues.............................    $    --     $56,145       $ 587        $5,256      $255          $62,243
     Cost of Services.....................         --      51,280           1         3,516       (72)          54,725
                                              -------     -------      ------       -------      ----           ------
     Contribution.........................         --       4,865         586         1,740       327            7,518
     Operating Margin.....................         --         8.7%       99.8%         33.1%      128.2%            12.1%

     General and administrative...........      6,004          --          --            --        --            6,004
     Interest income, net.................       (123)         --          --            --        --             (123)
                                              -------     -------      ------       -------      ----           ------
     Income before income taxes...........     (5,881)      4,865         586         1,740       327            1,637
     Depreciation expense included above..    $   288     $ 1,825       $  --        $   --       $--           $2,113
     Capital expenditures.................    $   428     $ 1,021       $  --        $   --       $--           $1,449
     Total assets.........................    $27,535     $40,426       $ 318        $  221      $973          $69,473


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

As of June 30, 2007 and December 31, 2006, Due to Medical Practices was comprised of the following balances:
                                         2007        2006
                                       -------    --------
                                     (unaudited)

Advances to Partner ...............   $(15,705)   $(12,732)
Undistributed Physician Earnings ..      2,569       2,839
Physician Practice Patient Deposits     18,969      14,192
                                      --------    --------
Due to Medical Practices, net .....   $  5,833    $  4,299
                                      ========    ========

NOTE 6 - STOCK-BASED EMPLOYEE COMPENSATION:

As of June 30, 2007, we had two stock-based employee compensation plans, which are described more fully in Note 13 of the financial statements in our most recent Annual Report on Form 10-K.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Effective January 1, 2006, we adopted SFAS No. 123(R). For the three and six month periods ended June 30, 2006, we recorded a charge to earnings to recognize compensation expense of $27,000 and $87,000, respectively, related to the value of outstanding stock options issued in prior years which vested in 2006. As of June 30, 2007, we had no unrecognized compensation costs related to stock options which had been previously granted under our plans as all options are currently vested.

We also issue restricted stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers generally vests over a period of three years. Our General and Administrative expense includes compensation costs recognized in connection with

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

these restricted stock grants of $115,000 and $225,000 for the three and six month periods ended June 30, 2007 and $105,000 and $201,000 for the three and six month periods ended June 30, 2006.

NOTE 7 -- HEDGING TRANSACTION:

In the normal course of business we are exposed to the risk that our earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments.

During the second quarter of 2006, we entered into an interest rate swap agreement designed to hedge the risks associated with our floating rate debt. As a result of this agreement, our net income includes financing costs associated with this transaction of approximately $2,000 in the second quarter of 2007 and $4,000 in the first six months of 2007, and we expect to record additional financing costs of less than $10,000 over the coming twelve months, given current interest rate forecasts. In addition to the costs included in our reported net income, this hedge also generated non-recognized income of approximately $5,000 for the second quarter of 2007, and a loss of approximately $6,000 for the first six months ended June 30, 2007 which is reported as part of our comprehensive income.

We deem this hedge to be highly effective as it shares the same valuation, termination date and amortization schedule as the underlying debt subject to the hedge. In addition the swap transaction was structured such that the change in fair value of the swap inversely mimics the hedged item. As of June 30, 2007, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):

                                                  For the                   For the
                                            Three-month period         six-month period
                                                 June 30,                  June 30,
                                              2007       2006           2007       2006
                                             -------   -------        -------    -------

Net income as reported ...................   $   817   $   533          1,432    $ 1,009
Net gain (loss) on derivative transactions         5       (44)            (6)       (44)
                                             -------   -------        -------    -------

Total comprehensive income ...............   $   822   $   489        $ 1,426    $   965
                                             =======   =======        =======    =======


NOTE 8 -- LITIGATION:

From time to time, we are party to legal proceedings in the ordinary course of business. As of June 30, 2007, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 9 -- RECENT ACCOUNTING STANDARDS:

SFAS No.  159,  The  Fair  Value  Option  for  Financial  Assets  and  Financial
Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial statements.

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS 158 requires companies to recognize the over-funded and under-funded status of defined benefit pension and other postretirement plans as assets or liabilities on their balance sheets and to recognize changes in that funded status, in the year in which changes occur, through other comprehensive income in shareholders' equity. The adoption of this statement will have no impact on our financial statements.

SFAS No. 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial statements.

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


NOTE 10 - SUBSEQUENT EVENTS:

On August 8, 2007, we purchased the outstanding stock of Vein Clinics of America, Inc. (VCA) for a purchase price of $28 million, consisting of $24 million in cash and $4 million in IntegraMed common stock. The purchase price is subject to adjustment, as well as additional earn-out payments, all as set forth in the stock purchase agreement. Sources of the cash portion of the purchase price include: (a) cash on hand at the Company, and (b) borrowings by the Company under a new five-year term loan from Bank of America described below.

Concurrent with the closing of the acquisition, we entered into a second amended and restated loan agreement with Bank of America comprising of a five-year $35 million credit facility composed of: (a) a term loan of $25 million fully used to finance the purchase of VCA and related transaction costs, and (b) a $10 million revolving credit loan (which is unused and fully available).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and with IntegraMed America Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006.

Forward Looking Statements

This Form 10-Q and discussions and/or announcements made by or on behalf of us, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to the following factors: our ability to acquire additional Partner agreements, our ability to raise additional debt and/or equity capital to finance future growth, the loss of significant Partner agreement(s), the profitability or lack thereof at fertility centers serviced by us, increases in overhead due to expansion, the exclusion of fertility and Assisted Reproductive Technology (ART) services from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new fertility, and ART and/or genetic technologies and techniques. We are under no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements whether as a result of new information, future events or otherwise.


Business Overview

IntegraMed America, Inc. offers products and services to patients and providers in the fertility medical sector. As of June 30, 2007, our business comprised of:

   o A Network of twenty-nine contracted fertility centers in major markets across the United States;
   o   Products and services designed to support fertility center growth;
   o   Products and services in the  pharmaceutical and patient financing areas;
       and
   o   Captive insurance offerings.

Twenty-one Affiliate fertility centers subscribe to discrete service packages provided by us and have the right to distribute our Consumer products. Eight fertility centers have access to our entire portfolio of products and services under our comprehensive Partner program. All twenty-nine centers have access to our Consumer services, principally the Shared Risk Refund program, as well as pharmaceutical offerings and patient financing products.

The primary elements of our Company strategy include:

   o   Expanding our network of fertility centers into new major markets;

   o Increasing the number and value of service packages purchased by Affiliates in our network;

   o   Entering  into   additional   Partner   contracts  with   Affiliated  and
       non-Affiliated fertility centers;

   o   Increasing revenues and profits at contracted fertility centers; and

   o Increasing sales of Shared Risk Refund, pharmaceutical and treatment financing products to fertility patients.

The business strategy of our Provider Services segment is to leverage our deep expertise and commitment to improved fertility center performance by providing the best value-specific offerings designed to manage and grow the center within the context of a long-term relationship. The business strategy of our Consumer Segment is to provide products and services that make obtaining high quality fertility treatment easier and more affordable for patients.

Major events impacting financial condition and results of operations

 2007

 On March 19, 2007, we declared a 25% stock split effected in the form of a stock dividend for all holders of record as of April 13, 2007. As a result of this dividend, 1,628,907 new shares of common stock were issued on the payment date of May 4, 2007. No fractional shares were issued as all fractional amounts were rounded up to the next whole share. All weighted average shares outstanding and earnings per share calculations in this filing have been restated to reflect this stock split.

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


Results of Operations

The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the three- and six-month periods ended June 30, 2007 and 2006:

                                                                  For the                       For the
                                                            three-month period             six-month period
                                                              ended June 30,                ended June 30,
                                                          --------------------           --------------------
                                                            2007         2006              2007         2006
                                                          --------     -------           -------      -------
         Revenues, net:
           Provider services...........................     88.3%        91.0%            89.6%        91.1%
           Consumer services...........................     11.7%         9.0%            10.4%         8.9%
                Total revenues.........................    100.0%       100.0%           100.0%       100.0%

         Costs of services incurred:
           Provider services ..........................     78.8%        82.5%            80.2%        82.4%
           Consumer services...........................      8.0%         5.7%             7.3%         5.5%
                Total costs of service.................     86.8%        88.2%            87.5%        87.9%

         Contribution:
           Provider services...........................      9.5%         8.5%             9.4%         8.8%
           Consumer services...........................      3.7%         3.3%             3.1%         3.3%
                Total contribution.....................     13.2%        11.8%            12.5%        12.1%


         General and administrative expenses...........     10.1%         9.3%             9.9%         9.6%
         Interest income...............................     (1.0)%       (0.8)%           (1.0)%       (0.8)%
         Interest expense..............................      0.5%         0.6%             0.4%         0.6%
                Total other expenses...................      9.6%         9.1%             9.3%         9.4%

         Income from operations before income taxes....      3.6%         2.7%             3.2%         2.7%
         Income tax provision..........................      1.2%         1.0%             1.0%         1.1%
         Net income ...................................      2.4%         1.7%             2.2%         1.6%

Revenues

Provider Services Segment

In providing clinical care to patients, each of our Partner practices generates patient revenue which we do not report in our financial statements. Although we do not consolidate the physician practice financials with our own, these financials do directly affect our revenues.

The components of our revenue from each of the Partner practices are:

(i) A Base Service fee calculated as a percentage of patient revenue as reported by the Partner practice (percentage varies from 6% down to 3% depending on the level of patient revenues);
(ii) Cost of Services equal to reimbursement for the expenses which we advanced to the Partner practice during the month (representing substantially all of the expenses incurred by the practice); and
(iii) Our Additional fees which represent our share of the net income of the Partner practice (which varies from 10% to 20% or a fixed amount depending on the Partner practice).

From the total of our revenues, we subtract the annual amortization of our Business Service Rights, which are the rights to provide Business Services to each of the Partner practices.

In addition to revenues generated from Partner practices, we receive:

(i)    Fees from Affiliate practices for marketing and other services, and

(ii)   Miscellaneous   revenues   related  to  providing   services  to  medical
       practices.

Provider Services revenues in the second quarter of 2007 increased by $1.1 million or 3.8% from the same period in 2006. For the six months, Provider Services revenues increased by $2.7 million or 4.8% from the same period last year. This growth is attributed to increased patient revenues driven by effective marketing programs, and higher Partner practice contribution margins resulting from an increased focus on expense management and operational efficiencies.

The table below illustrates the components of Provider Services revenues in relation to the physician practice financials for the second quarter and the first six months of 2007 compared to 2006:

                                                     Three Months Ending         Six Months Ending
                                                          June 30,                    June 30,
                                                     -------------------        --------------------
                                                        2007      2006            2007         2006
                                                     --------   --------        -------      -------
     Physician Financials
     --------------------
(a)  Patient revenue                                  $41,666   $38,614         $80,528      $75,280
(b)  Cost of services                                  26,782    26,206          53,167       51,227
(c)  Base service fee                                   1,924     1,799           3,753        3,538
                                                      -------    ------         -------      -------
(d)  Practice contribution (a-b-c)                     12,960    10,609          23,608       20,515
(e)  Physician compensation                            11,677     9,595          21,149       18,500
(f)  IntegraMed additional fee                          1,306     1,014           2,482        2,015


     IntegraMed Financials
     ---------------------
(g)  IntegraMed gross revenue (b+c+f)                  30,012    29,019          59,402       56,780
(h)  Amortization of Business Service Rights             (321)     (374)           (693)        (748)
(i)  Affiliate revenue                                    321       308             638          587
(j)  Other revenue                                         37         3             111          113
                                                      -------   -------         -------      -------
(k)  IntegraMed provider services revenue (g+h+i+j)   $30,049   $28,956         $59,458      $56,732
                                                      =======   =======         =======      =======



Consumer Services Segment

Revenues from our Shared Risk Refund program represent over 98% of our Consumer Services Segment revenues. Patients enrolled in the Shared Risk Refund program pay us an upfront fee (deposit) in return for up to six ART treatments (3 fresh embryo; 3 frozen embryo). The non-refundable portion of the fee is recognized as revenue at the completion of the first treatment. The remainder is recognized or refunded at the time of a treatment outcome (clinical pregnancy) or issued as a refund if treatment fails. The two main factors that impact Shared Risk revenue (and contribution) are:

(i)  Number of patients enrolled and receiving treatment
(ii) IVF cycle outcomes (pregnancy success rates).

In the first six months of 2007, the Shared Risk Refund program continued to experience significant growth, with three-month and six- month revenues as of June 30, 2007 rising $1.2 million (or 42%) and $1.6 million (or 30%) respectively over the same periods in the prior year. This growth is primarily due to increased patient enrollments into the program (24% increase for the second quarter of 2007 over the second quarter of 2006, and 39% for the first half 2007 over the first half 2006). The higher patient enrollments are a direct result of an increased adoption of the program within the physician practices in our network. Average success rates (in-vitro fertilization cycle pregnancy outcomes) in the program during 2007 have not changed significantly from 2006.

Pharmaceutical revenue was $34,000 for the three months ended June 30, 2007, compared to $98,000 during the same prior last year. First half revenue was $89,000 compared to $254,000 in the same period last year. This decline is a result of decreasing margins due to pharmaceutical cost increases which are not able to be passed on to the consumer as a result of competitive pressures.


Contribution

Our 2007 second quarter contribution of $4.5 million increased 20% from the second quarter of 2006. As a percentage of reported revenue, our contribution margin increased to 13.2% in the second quarter of 2007 versus 11.8% in 2006. Our six month contribution of $8.3 million increased approximately 11% from the same period last year. As a percentage of reported revenue, our contribution margin increased to 12.5% during the first six months of 2007 versus 12.1% during the same period in 2006.

Provider Services Segment

Provider Services Contribution in the second quarter of 2007 increased by approximately $527,000, or 19.4% from the same period in the prior year. During the first six months, Provider Services Contribution increased by approximately $781,000, or 14.3% from the same period in 2006. This increase is primarily attributable to the continued revenue and margin growth of our Partner practices.

Consumer Services Segment

Contribution from our Shared Risk Refund program grew by 39.1% in the second quarter of 2007 compared to last year and 14.4% in the first six months compared to last year. Again, the increased contribution can be primarily attributed to higher penetration of the program in our fertility centers resulting in more patient enrollments. It should be noted that contribution is also impacted by fees to the physicians performing the IVF treatments, which are paid regardless of treatment outcomes.

Pharmaceutical contribution was $44,000 in the second quarter of 2007, was down $130,000 from the $174,000 contribution reported in the second quarter of 2006. This decrease in contribution was driven by manufacturer price increases that were not able to be passed on to the consumer.


General and Administrative Expenses

General and Administrative (G&A) expenses are comprised of salaries and benefits, administrative, regulatory compliance, and operational support costs which are not specifically related to individual clinical operations or other product offerings. These costs were approximately 76.9% of contribution in the second quarter, compared to 78.6% during the same period last year. For the first six months of 2007, G&A expenses were 79.1% of contribution, compared to 79.9% for the same period last year. The Company continues to actively manage G&A expenses in an effort to drive economies of scale from growth in total contribution.

Interest

In the second quarter of 2007, interest income increased by 38%, or $99,000, compared to the same period in 2006. For the first six months of 2007, interest income increased by 44%, or $213,000, compared to the same period in 2006. This increase in interest earnings is primarily attributed to higher cash balances invested in 2007.

In the second quarter of 2007, interest expense decreased by 21%, or $41,000, from the same period in 2006. For the first six months of 2007, interest expense decreased by 23%, or $81,000, from the same period in 2006. This decrease in interest charges is primarily a result of our lower debt levels outstanding.


Income tax provision

Our provision for income tax was approximately $0.7 million in the first six months of 2007, or 33.5% of pre-tax income, compared to $0.6 million, or 38.3% of pre-tax income during the same period last year. For the second quarter of 2007, the income tax provision was approximately $0.4 million, or 34.0% of pre-tax income, compared to $0.3 million, or 38.3% of pre-tax income in the second quarter of 2006. Our effective tax rates for both 2007 and 2006 reflect provisions for both current and deferred federal and state income taxes. The lower effective tax rate in 2007 is mainly due to an increase in tax-exempt interest income projected for the year.

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

Off-balance Sheet Arrangements

FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's") addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIE's, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2007, we do not have an interest in any VIE's where we are the primary beneficiary, therefore the adoption of FIN 46 had no impact on our financial statements.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $36.3 million in cash and cash equivalents on hand as compared to $32.2 million at December 31, 2006. Additionally, we had working capital of approximately $13.2 million, at June 30, 2007, an increase of $0.9 million from working capital of $12.3 million as of December 31, 2006. Our increased working capital is largely attributed to cash flows generated from operating activities.

Shared Risk Refund patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future Shared Risk revenues. These deposits totaled approximately $8.5 million and $6.5 million as of June 30, 2007 and December 31, 2006, respectively. These deposits are a significant source of cash flow and represent interest-free financing for us.

As of June 30, 2007, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements. However, we anticipate upcoming capital expenditures of approximately $2.3 million for the remainder of 2007. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements. We believe that working capital, specifically cash and cash equivalents, remain at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

In December 2005, we amended our existing credit facility with Bank of America. The amended facility is comprised of a $10 million three-year revolving line of credit and a $10 million 5-year term loan. As of June 30, 2007, approximately $8.0 million of the term loan was outstanding with a remaining term of 3.5 years, with no balance outstanding under the revolving line of credit.

Each component of our amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 1.75% to 2.50% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable monthly and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of June 30, 2007, interest on the term loan was payable at a rate of approximately 7.07%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.

Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of June 30, 2007 under the revolving line of credit the full amount of $10.0 million was available, of which none was outstanding.

In order to mitigate the interest rate risk associated with our term loan, we entered into an interest rate swap agreement with Bank of America in April 2006. The effect of this swap transaction was to effectively fix the interest rate on our term loan at 5.42% plus the applicable margin for the life of the loan.

Our Bank of America credit facility is collateralized by substantially all of our assets. As of June 30, 2007, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.


Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                               Payments Due by Period

                                      Total     Less than 1 year     1 - 3 years     4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------

Notes Payable.................   $ 7,982,000      $1,430,000       $ 6,552,000       $       --     $        --
Capital lease obligations.....        38,000          38,000                --               --              --
Operating leases..............    48,098,000       7,089,000        12,546,000        9,501,000      18,962,000
Total contractual cash
    obligations...............   $56,118,000      $8,557,000       $19,098,000       $9,501,000     $18,962,000
                                 ===========      ==========       ===========       ==========     ===========

                                                    Amount of Commitment and Expiration Per Period

                                   Total        Less than 1 year    1 - 3 years     4 - 5 years    After 5 years
                                 --------       ----------------  ----------------  -------------  -------------
Unused lines of credit........   $10,000,000      $       --       $10,000,000       $       --     $        --
                                 ===========      ==========       ===========       ==========     ===========


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

(iv) We reduce the cash credit for the variable portion of our Service Fee which relates to the Partner earnings; and

(v) We disburse to the medical practice the remaining cash amount which represents the physician's undistributed earnings.

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

New Accounting Pronouncements

SFAS No.  159,  The  Fair  Value  Option  for  Financial  Assets  and  Financial
Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial statements.

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS 158 requires companies to recognize the over-funded and under-funded status of defined benefit pension and other postretirement plans as assets or liabilities on their balance sheets and to recognize changes in that funded status, in the year in which changes occur, through other comprehensive income in shareholders' equity. The adoption of this statement will have no impact on our financial statements.

SFAS No. 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. During the second quarter of 2006 we entered into a derivative transaction designed to hedge our variable rate term loan. As a result of this derivative transaction we have successfully shielded ourselves from interest rate risks associated with our term loan. We are currently subject to interest rate risks associated with our short term investments and certain advances to our FertilityPartner clinics, both of which are tied to either short term interest rates or the prime rate. As of June 30, 2007, a one percent change in interest rates would impact our pre-tax income by approximately $303,000 annually.


Item 4. Controls and Procedures


(a) Evaluation of disclosure controls and procedures


Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of June 30, 2007 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.


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


(b) Changes in internal controls


There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II -         OTHER INFORMATION


     Item 1.      Legal Proceedings.

     From time to time, we are party to legal proceedings in the ordinary course of business. As of June 30, 2007, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

     Item 3.      Defaults Upon Senior Securities.

        None.

     Item 4.      Submission of Matters to Vote of Security Holders.

     At an Annual Stockholders Meeting held on May 15, 2007, the following matters were acted upon by the Stockholders with the indicated votes thereon:

     Proposal 1 -- Election of Directors

     Director                          Votes For              Votes Withheld

     Gerardo Canet                     5,345,189                 50,246
     Jay Higham                        5,358,112                 37,503
     Sarason D. Liebler                5,356,754                 38,861
     Wayne R. Moon                     5,091,406                304,209
     Lawrence J. Stuesser              5,093,683                301,932
     Elizabeth E. Tallett              5,080,521                315,094
     Yvonne Thornton, M.D.             5,091,560                304,055

     Proposal 2 - Approval and Ratification of Company's 2007 Long-Term
                   Incentive Compensation Plan

        For          Against            Abstentions            Broker Non-Votes
        ---          -------            -----------            ----------------
     2,352,182       338,730               5,454                    2,699,249


     Item 5.      Other Information.

       None.

     Item 6.      Exhibits.

       See Index to Exhibits on Page 23.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTEGRAMED AMERICA, INC.
                                  (Registrant)




Date:    August 10, 2007          By:/s/:  John W. Hlywak, Jr.
                                           -------------------
                                           John W. Hlywak, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

<




                                INDEX TO EXHIBITS

Exhibit
Number                                            Exhibit


31.1  --   CEO Certification  Pursuant to 18 U.S.C. ss. 1350 as Adopted Pursuant
           to Section  302 of the  Sarbanes-Oxley  Act of 2002 dated  August 10,
           2007.

31.2  --   CFO Certification  Pursuant to 18 U.S.C. ss. 1350 as Adopted Pursuant
           to Section  302 of the  Sarbanes-Oxley  Act of 2002 dated  August 10,
           2007.


32.1  --   CEO Certification  Pursuant to 18 U.S.C. ss. 1350 as Adopted Pursuant
           to Section  906 of the  Sarbanes-Oxley  Act of 2002 dated  August 10,
           2007.

32.2  --   CFO Certification  Pursuant to 18 U.S.C. ss. 1350 as Adopted Pursuant
           to Section  906 of the  Sarbanes-Oxley  Act of 2002 dated  August 10,
           2007.