Form 10-Q
period 2007-09-30
INTEGRAMED AMERICA INC
filed 2007-11-14
CIK 885988

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

                For the quarterly period ended September 30, 2007

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ----     -----


     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large Accelerated Filer    Accelerated Filer    Non-Accelerated Filer X .
                             ----                 ----                     ----


     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act. Yes     No  X.
                                              -----  ----



     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on October 25, 2007 was 8,525,392.

================================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            PAGE

PART I -     FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

                Consolidated Balance Sheets at September 30, 2007 and
                   December 31, 2006.......................................... 3

                Consolidated Statements of Operations for the three- and
                   nine-month periods ended September 30, 2007 and 2006 ...... 4

                Consolidated Statements of Shareholders' Equity for the
                   nine-month period ended September 30, 2007 ................ 5

                Consolidated Statements of Cash Flows for the three- and
                   nine-months period ended September 30, 2007 and 2006 ...... 6

                Notes to Consolidated Financial Statements ................ 7-14

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................15-23

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......24

    Item 4.  Controls and Procedures..........................................24


PART II -    OTHER INFORMATION

    Item 1.  Legal Proceedings................................................25

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......25

    Item 3.  Defaults upon Senior Securities..................................25

    Item 4.  Submission of Matters to a Vote of Security Holders..............25

    Item 5.  Other Information................................................25

    Item 6.  Exhibits ........................................................25

SIGNATURES              ......................................................26

CERTIFICATIONS PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.........................EXHIBITS


CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.........................EXHIBITS

PART I -- FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all dollars in thousands, except share amounts)
                                     ASSETS

                                                                            September 30,   December 31,
                                                                            ---------------------------
                                                                                2007           2006
                                                                            -------------   ------------
                                                                             (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents ...............................................   $  25,868    $  32,184
   Patient and other receivables, net ......................................       6,004          445
   Deferred taxes ..........................................................       1,381        2,472
   Other current assets ....................................................       3,968        2,927
                                                                               ---------    ---------

       Total current assets ................................................      37,221       38,028


   Fixed assets, net .......................................................      16,346       13,900
   Intangible assets, net ..................................................      56,359       22,905
   Other assets ............................................................         856          689
                                                                               ---------    ---------
       Total assets ........................................................   $ 110,782    $  75,522
                                                                               =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $   2,313    $   1,507
   Accrued liabilities .....................................................      16,057       11,850
   Current portion of long-term notes payable ..............................       2,770        1,505
   Due to medical practices ................................................       8,328        4,299
   Shared Risk Revenue Patient Deposits ....................................       9,753        6,526
                                                                               ---------    ---------
       Total current liabilities ...........................................      39,221       25,687

Deferred tax liability .....................................................       1,329        1,732
Long-term notes payable and other obligations ..............................      22,662        7,269
                                                                               ---------    ---------
        Total Liabilities ..................................................      63,212       34,688

Commitments and Contingencies

Shareholders' equity:
     Common Stock, $.01 par value ..........................................          85           81
   Capital in excess of par ................................................      53,598       49,245
   Other comprehensive loss ................................................         (23)          (9)
   Accumulated deficit .....................................................      (6,090)      (8,483)
                                                                               ---------    ---------
       Total shareholders' equity ..........................................      47,570       40,834
                                                                               ---------    ---------
       Total liabilities and shareholders' equity ..........................   $ 110,782    $  75,522
                                                                               =========    =========


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)
                                   (unaudited)

                                                   For the                   For the
                                             three-month period         nine-month period
                                             ended September 30,        ended September 30,
                                             ---------------------      -------------------
                                               2007         2006         2007         2006
                                             --------    ---------      -------    --------

Revenues, net
   Fertility Centers ....................   $  31,046    $  28,256    $  89,866    $  84,401
   Consumer Services ....................       4,579        3,598       12,155        9,696
   Vein Clinics .........................       4,687         --          4,687         --
                                            ---------    ---------    ---------    ---------
       Total revenues ...................      40,312       31,854      106,708       94,097
                                            ---------    ---------    ---------    ---------

Costs of services and sales:
   Fertility Centers ....................      28,332       26,082       82,312       78,136
   Consumer Services ....................       3,368        2,414        8,873        6,509
   Vein Clinics .........................       4,159         --          4,159         --
                                            ---------    ---------    ---------    ---------
       Total costs of services and sales       35,859       28,496       95,344       84,645
                                            ---------    ---------    ---------    ---------

Contribution
   Fertility Centers ....................       2,714        2,174        7,554        6,265
   Consumer Services ....................       1,211        1,184        3,282        3,187
   Vein Clinics .........................         528         --            528         --
                                            ---------    ---------    ---------    ---------
       Total contribution ...............       4,453        3,358       11,364        9,452
                                            ---------    ---------    ---------    ---------

General and administrative expenses .....       2,850        2,504        8,024        7,084
Interest income .........................        (294)        (269)        (988)        (750)
Interest expense ........................         328          174          605          532
                                            ---------    ---------    ---------    ---------
       Total other expenses .............       2,884        2,409        7,641        6,866
                                            ---------    ---------    ---------    ---------

Income before income taxes ..............       1,569          949        3,723        2,586
Income tax provision ....................         608          367        1,330          995
                                            ---------    ---------    ---------    ---------
Net income ..............................   $     961    $     582    $   2,393    $   1,591
                                            =========    =========    =========    =========

Basic and diluted net earnings per share:
   Basic earnings per share .............   $    0.11    $    0.08    $    0.29    $    0.20
   Diluted earnings per share ...........   $    0.11    $    0.07    $    0.29    $    0.19

   Weighted average shares - basic ......       8,389        7,631        8,228        8,075
   Weighted average shares - diluted ....       8,487        7,901        8,330        8,213


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)
                                   (unaudited)


                                                                   Accumulated Other
                                      Common Stock     Capital in   Comprehensive      Treasury Stock     Accumulated    Total
                                     Shares   Amount  Excess of Par    Income         Shares     Amount     Deficit     Equity
                                     ------   ------  -------------    ------         ------     ------     -------     ------


BALANCE AT DECEMBER 31, 2006..........8,127     $81      $49,245         $(9)            --         --     $(8,483)     $40,834
Net income for the nine months ended
   September 30, 2007.................   --      --           --          --             --         --       2,393        2,393
Issuance of common stock for
    VCA acquisition...................  336       3        3,997          --             --         --          --        4,000
Stock grants issued, net..............   44      --           --          --              5        (63)         --          (63)
Stock grant amortization..............   --      --          358          --             --         --          --          358
Exercise of common stock options......   23       1           61          --             --         --          --           62
Unrealized loss on hedging transaction   --      --           --         (14)            --         --          --          (14)
Cancellation and retirement of
  treasury stock                         (5)     --          (63)         --             (5)        63          --           --
BALANCE AT September 30, 2007.........8,525     $85      $53,598        $(23)            --        $--     $(6,090)     $47,570
                                      =====     ===      =======        ====          =====        ===     =======      =======



        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                            For the                 For the
                                                                      Three month period       Nine month period
                                                                      ended September 30,     ended September 30,
                                                                      -------------------     -------------------
                                                                       2007        2006         2007       2006
                                                                      -------    --------     -------    --------
Cash flows from operating activities:
    Net income ...................................................   $    961    $    582    $  2,393    $  1,591
    Adjustments to reconcile net income to
    Net cash provided by operating activities:
      Depreciation and amortization ..............................      1,665       1,354       4,682       4,215
      Deferred income tax provision ..............................       --          (315)        (20)        185
      Stock-based compensation ...................................        133          99         358         300

    Changes in assets and liabilities, net of acquired assets
      and liabilities --
         Patient and other receivables ...........................       (596)        113        (571)        135
         Prepaids and other current assets .......................        732          58       1,056        (725)
         Other assets ............................................        784        --           822         (84)

         Accounts payable ........................................        892        --           147        (152)
         Accrued liabilities .....................................       (578)        578        (956)      1,825
         Due to medical practices ................................      2,495        (728)      4,029      (1,101)
         Shared Risk and Vein Clinics patient deposits ...........        175         764       2,126       1,744
                                                                     --------    --------    --------    --------
Net cash provided by operating activities ........................      6,663       2,505      14,066       7,933

Cash flows from investing activities:
Purchase of business service rights ..............................     (2,153)       --        (2,653)       --
Cash paid to purchase VCA, net of cash acquired ..................    (23,442)       --       (23,442)       --
Other intangibles ................................................         33        --            (4)       --
Proceeds from sale of fixed assets ...............................       --           514        --           514
Purchase of fixed assets and leasehold improvements ..............     (2,119)       (801)     (4,213)     (2,250)
                                                                     --------    --------    --------    --------
Net cash used in investing activities ............................    (27,681)       (287)    (30,312)     (1,736)

Cash flows from financing activities:
    Proceeds from issuance of debt ...............................     25,000        --        25,000        --
    Principal repayments on debt .................................    (14,381)       (376)    (15,132)     (1,126)
    Common Stock transactions, net ...............................       --             9          62         207
                                                                     --------    --------    --------    --------
Net cash provided by (used in) financing activities ..............     10,619        (367)      9,930        (919)
                                                                     --------    --------    --------    --------

Net increase (decrease) in cash and cash equivalents .............    (10,399)      1,851      (6,316)      5,278
Cash and cash equivalents at beginning of period .................     36,267      25,948      32,184      22,521
                                                                     --------    --------    --------    --------
Cash and cash equivalents at end of period .......................     25,868      27,799      25,868      27,799
                                                                     ========    ========    ========    ========

Supplemental Information:
     Interest paid ...............................................         51         178         314         526
     Income taxes paid ...........................................        125          --         642         247
See note 2 for description of Vein Clinics of America acquisition.

        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2007, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America's Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2 -  BASIS OF PRESENTATION

The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries.

Vein Clinics of America, Inc. Transaction-

On August 8, 2007, we acquired of all of the common stock of Vein Clinics of America, Inc. (VCA) for approximately $24 million in cash, $4 million in IntegraMed common stock and the assumption of $6.6 million of debt. The acquisition will be treated as a purchase business combination for accounting purposes and VCA assets acquired and liabilities assumed will be recorded at fair value. We have reflected the preliminary assessment of the purchase price allocation, as of the date of the acquisition. The final assessment of the fair value of the assets and liabilities could change. Any such change would be reflected in regular quarterly financial reporting as an adjustment to goodwill. Further, the finalization of the purchase price is subject to adjustment based upon the terms of the purchase agreement, including calculation of the final "working capital" at the date of acquisition, as defined in the agreement. We anticipate valuation adjustments to be substantially complete in the fourth quarter of 2007.

The Company is still in the process of completing its allocation of the purchase price, and the final allocation is subject to completion of a review of acquired intangibles by a third party valuation specialist. Our preliminary allocation consists of (000's omitted):

              Total purchase price.................................  $28,000
              Transaction costs and purchase price adjustments.....    1,711
              Add net liabilities acquired.........................    3,962
                                                                     -------
                  Total............................................   33,673
              Less: Indentified indefinite life intangibles........    4,340
                                                                     -------
              Goodwill.............................................  $29,333
                                                                     =======

Contingent consideration payments, if any, related to earn out provisions of the purchase agreement (based on attainment of certain levels of earnings before interest, taxes, depreciation and amortization for 2007 and 2008) have been excluded from the above calculation as they are not estimable at this time. Such payments, if any, will be paid 50% in cash and 50% in stock and will result in an adjustment to the purchase price and allocated to goodwill. Currently, no contingent earn out provisions have been met and no payments are due.

The results of VCA are included in these financial statements from the date of the acquisition.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The unaudited pro forma consolidated statements of income give effect to the acquisition and related financing transaction as if they had occurred on January 1, 2007.

The unaudited pro forma financial statement is based on available information and certain estimates and assumptions set forth in the accompanying notes. This unaudited pro forma financial statement does not give effect to any integration costs or any cost savings or other operating efficiencies that could result from the acquisition. This unaudited pro forma financial statement is provided for informational purposes only, and does not purport to represent our results of operations that would have been achieved if the acquisition and related financing transaction had occurred on the dates noted above, or to project the results of operations for any future date or period.

                                         Nine months ended
                                        September 30. 2007
                                        ------------------
                              (000's omitted,except per share amounts)

Revenues                                      $126,812
Contribution                                    13,193
Net Income                                       2,749
Earnings per share- basic                        $0.32
Earnings per share- fully diluted                $0.32

Reporting Basis-

With the acquisition of Vein Clinics of America (VCA) in the third quarter of 2007, we reorganized our service offerings into three major product lines, Fertility Centers, Consumer Services and Vein Clinics - See note 5 for further details. In our Fertility Centers Segment, we derive our revenues from business service contracts with independent fertility centers. Our Consumer Services Segment derives its revenues from fees assessed to patients enrolling in our Shared Risk(R) Refund program, fees assessed to affiliated fertility clinics, and the sale of pharmaceutical products to fertility patients. In our Vein Clinics Segment, net patient service revenue is recognized based upon the amount billed to the patient less any expected contractual allowances resulting from specified rates contained within patient health insurance contracts.

Our Vein Clinic Segment also records an allowance for uncollectible accounts receivable, as determined based upon historical performance. Additionally, amounts received from patients in advance of services performed are recorded as a patient deposit on our consolidated balance sheet.

We report the results of our clinic operations in accordance with FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's"). Since we do not have a controlling financial interest in any of the fertility medical practices to which we provide services, we do not consolidate their results. We do have a controlling financial interest in the operations of each of the vein clinics and therefore consolidate the results of those clinic operations. Accordingly, we report the revenue for patient services only from the vein clinic segment and those fertility patients who enroll in the shared risk services program (included in our consumer services segment)

Reclassifications-

With the addition of VCA, we have realigned the way we operate our business into three segments. As a result we have reclassified certain costs within the three divisions to reflect this change in our operating structure. The result of this change is to reduce overall contribution margins and unallocated General & Administrative costs, as reported in previous periods, to provide a clearer view of each division's operating performance and efficiency.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 3 -- COMMON SHARES OUTSTANDING:

All common share numbers reported herein reflect the 25% stock split effected in the form of a stock dividend declared by the Board of Directors on May 22, 2006 and paid on June 21, 2006, and the 25% stock split effected in the form of a stock dividend declared by the Board of Directors on March 19, 2007 and paid on May 4, 2007.

NOTE 4 -- EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine month periods ended September 30, 2007 and 2006 is as follows (000's omitted, except for per share amounts):

                                                     For the              For the
                                               three-month period   nine-month period
                                               ended September 30,  ended September 30,
                                               -------------------  -------------------
                                                  2007      2006       2007     2006
                                               ---------- --------  --------- ---------

Numerator
Net Income ...................................   $  961   $  582      $2,393   $1,591

Denominator
Weighted average shares outstanding (basic) ..    8,389    7,631       8,228    8,075
Effect of dilutive options and warrants ......       98      270         102      138
                                                 ------   ------      ------   ------
Weighted average shares and dilutive potential
     Common shares (diluted) .................    8,487    7,901       8,330    8,213
Basic EPS ....................................   $ 0.11   $ 0.08      $ 0.29   $ 0.20
                                                 ======   ======      ======   ======
Diluted EPS ..................................   $ 0.11   $ 0.07      $ 0.29   $ 0.19
                                                 ======   ======      ======   ======

For the three and nine month periods ended September 30, 2007 and 2006, there were no outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of all outstanding options were less than the average market price of the shares of Common Stock.

NOTE 5 -- SEGMENT INFORMATION:

With the acquisition of Vein Clinics of America (VCA) in the third quarter of 2007, we reorganized our service offerings into three major product lines, Fertility Centers, Consumer Services and Vein Clinics. Each of the operating segments includes an element of overhead specifically associated with it. Such overhead costs were previously reported as General and Administrative costs. Such costs were reclassified in all periods presented.

Performance by segment, for the three and nine month periods ended September 30, 2007 and 2006 are presented below.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                                                 Fertility      Consumer       Vein
                                                  Centers       Services      Clinics   Corp G&A     Consolidated
                                                  -------       --------      -------   --------     ------------
For the three months ended September 30, 2007
     Revenues ...............................   $  31,046     $   4,579     $   4,687    $    --       $  40,312
     Cost of Services .......................      28,332         3,368         4,159         --          35,859
                                                ---------     ---------     ---------    ---------     ---------
     Contribution ...........................       2,714         1,211           528         --           4,453
     Operating Margin .......................         8.7%         26.4%         11.3%         0.0%         11.0%

     General and administrative .............          --          --              --        2,850         2,850
     Interest, net ..........................         (44)         --               2           76            34
                                                ---------     ---------     ---------    ---------     ---------
     Income before income taxes .............       2,758         1,211           526       (2,926)        1,569
                                                =========     =========     =========    =========     =========

     Depreciation expense included at .......       1,023             1            90          226         1,340
     Capital expenditures ...................       1,469          --             373          227         2,119
     Total assets ...........................      43,362           840        42,302       24,278       110,782

For the nine months ended September 30, 2007
     Revenues ...............................   $  89,866     $  12,155     $   4,687    $    --       $ 106,708
     Cost of Services .......................      82,312         8,873         4,159         --          95,344
                                                ---------     ---------     ---------    ---------     ---------
     Contribution ...........................       7,554         3,282           528         --          11,364
     Operating Margin .......................         8.4%         27.0%         11.3%         0.0%         10.6%

     General and administrative .............        --            --            --          8,024         8,024
     Interest, net ..........................        (159)         --               2         (226)         (383)
                                                ---------     ---------     ---------    ---------     ---------
     Income before income taxes .............       7,713         3,282           526       (7,798)        3,723
                                                =========     =========     =========    =========     =========

     Depreciation expense included at .......       2,927             2            90          645         3,664
     Capital expenditures ...................       3,235          --             373          605         4,213
     Total assets ...........................      43,362           840        42,302       24,278       110,782

For the three months ended September 30, 2006
     Revenues ...............................   $  28,256     $   3,598     $    --      $    --       $  31,854
     Cost of Services .......................      26,082         2,414          --           --          28,496
                                                ---------     ---------     ---------    ---------     ---------
     Contribution ...........................       2,174         1,184          --           --           3,358
     Operating Margin .......................         7.7%         32.9%          0.0%         0.0%         10.5%

     General and administrative .............        --            --            --          2,504         2,504
     Interest, net ..........................        --            --            --            (95)          (95)
                                                ---------     ---------     ---------    ---------     ---------
     Income before income taxes .............       2,174         1,184          --         (2,409)          949
                                                =========     =========     =========    =========     =========

     Depreciation expense included at .......         883          --            --            159         1,042
     Capital expenditures ...................         679          --            --            122           801
     Total assets ...........................      41,051         1,582          --         27,145        69,778

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                                                      Fertility     Consumer        Vein
                                                       Centers      Services       Clinics      Corp G&A   Consolidated
                                                       -------      --------       -------      --------   ------------
For the nine months ended September 30, 2006
     Revenues......................................  $  84,401       $9,696         $  --         $  --        94,097
     Cost of Services..............................     78,136        6,509            --            --        84,645
                                                     ---------      -------          ----          ----      --------
     Contribution..................................      6,265        3,187            --            --         9,452
     Operating Margin..............................        7.4%        32.9%          0.0%          0.0%        10.0%

     General and administrative....................         --           --            --         7,084         7,084
     Interest income, net..........................         --           --            --          (218)         (218)
                                                       --------    --------         -----       -------       -------
     Income before income taxes....................      6,265        3,187            --        (6,866)        2,586
                                                       =======     ========         =====       =======       =======

     Depreciation expense included above...........      2,708           --            --           447         3,155
     Capital expenditures..........................      1,700           --            --           550         2,250
     Total assets..................................     41,051        1,582            --        27,145        69,778


NOTE 6 - INTANGIBLE ASSETS:

Intangible assets consist principally of payments to contracted Fertility Centers for business service rights, the excess of cost over the fair value of net assets acquired (goodwill arising from the VCA transaction) and trademarks.

In the current quarter we recorded additional business services rights of approximately $2.1 million related to our recent agreement with the Center for Reproductive Medicine, based in Orlando, Florida. We also recorded approximately $29.3 million of goodwill and $4.3 million of trademarks related to our acquisition of the Vein Clinics of America, as part of the purchase price allocation. Generally, we amortize business service rights over the life of the underlying Fertility Center agreement. Goodwill and our trademarks have an indefinite life and are currently not being amortized.


We test all our individual intangible assets for impairment in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." This test consists of a two-step process. The first step is to identify potential impairment by comparing the fair value of the underlying asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying amount, the intangible asset is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the intangible with the carrying amount of that intangible. If the implied fair value is less than the carrying amount, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the intangible over its implied fair value. To date we have not recorded any impairment losses.

As of September 30, 2007 and December 31, 2006, we had unamortized intangible assets of $56,359,000 and $22,905,000, respectively. The following table details amounts relating to those assets (000's omitted):

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                                 September 30,     December 31,
                                                                     2007              2006
                                                                -------------     -------------

                                                                   Carrying          Carrying
                                                                    Amount            Amount
                                                                   --------          --------

Business Service Rights.......................................      $33,439           $32,682
Goodwill......................................................       29,333                --
Trademarks....................................................        4,396                13
Less accumulated amortization and other adjustments...........      (10,809)           (9,790)
                                                                    -------           -------
Total.........................................................      $56,359           $22,905
                                                                    =======           =======

Amortization expense related to our business service rights, totaled $1,018,000 and $1,496,000 for the nine and twelve month periods ended September 30, 2007 and December 31, 2006 respectively.

NOTE 7 - DUE TO MEDICAL PRACTICES:

Due to Fertility Medical Practices is comprised of the net amounts owed by us to medical practices contracted as Fertility Centers. We do not consolidate the results of the Fertility Centers into our accounts. This balance is comprised of amounts due to us by the medical practices for funds, which we advanced for use in financing their accounts receivable, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

As of September 30, 2007 and December 31, 2006, Due to Medical Practices was comprised of the following balances (000's omitted):

                                                   2007           2006
                                                ---------       --------
                                                (unaudited)

       Advances to Practice...................   $(17,499)      $(12,732)
       Undistributed Physician Earnings.......      5,336          2,839
       Physician Practice Patient Deposits....     20,491         14,192
                                                ---------      ---------
       Due to Medical Practices, net..........  $   8,328      $   4,299
                                                =========      =========

NOTE 8 - STOCK-BASED EMPLOYEE COMPENSATION:

As of September 30, 2007, we had two stock-based employee compensation plans, which are described more fully in Note 13 of the financial statements in our most recent Annual Report on Form 10-K.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Effective January 1, 2006, we adopted SFAS No. 123(R). For the three and nine month periods ended September 30, 2006, we recorded a charge to earnings to recognize compensation expense of $27,000 and $87,000, respectively, related to the value of outstanding stock options issued in prior years which vested in 2006. As of September 30, 2007, we had no unrecognized compensation costs related to stock options which had been previously granted under our plans as all options are currently vested.

We also issue restricted stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers generally vests over a period of three years. Our General and Administrative expense includes compensation costs recognized in connection with these restricted stock grants of $133,000 and $358,000 for the three and nine month periods ended September 30, 2007 and $99,000 and $300,000 for the three and nine month periods ended September 30, 2006, respectively.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 9 -- INTEREST RATE HEDGING TRANSACTION:

In the normal course of business we are exposed to the risk that our earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments.

During the second quarter of 2006 we entered into an interest rate swap agreement designed to hedge the risks associated with our floating rate debt. During the third quarter of 2007, this agreement was terminated and a new agreement was negotiated as part of our new bank term loan. As a result of these agreements, our net income includes financing costs associated with these transactions of approximately $0 in the third quarter of 2007 and $4,000 in the first nine months of 2007. We expect to record additional financing costs of approximately $240,000 over the coming twelve months, given current interest rate forecasts. In addition to the costs included in our reported net income, this hedge also generated non-recognized loss of approximately $17,000 for the third quarter of 2007, and a loss of approximately $23,000 for the first nine months ended September 30, 2007 which is reported as part of our comprehensive income.

We deem this hedge to be highly effective as it shares the same valuation, termination date and amortization schedule as the underlying debt subject to the hedge. In addition the swap transaction was structured such that the change in fair value of the swap inversely mimics the hedged item. As of September 30, 2007, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):

                                                  For the              For the
                                             three-month period    nine-month period
                                                September 30,        September 30,
                                             ------------------    ------------------
                                                2007      2006       2007       2006
                                             --------   -------     -------   -------

Net income as reported ...................   $   961    $   582     $ 2,393   $ 1,591
Net gain (loss) on derivative transactions       (17)        33         (14)      (11)
                                             -------    -------     -------   -------

Total comprehensive income ...............   $   944    $   615     $ 2,379   $ 1,580
                                             =======    =======     =======   =======

NOTE 10 -- LITIGATION:

From time to time, we are party to legal proceedings in the ordinary course of business. As of September 30, 2007, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 11 -- RECENT ACCOUNTING STANDARDS:

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

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

Forward Looking Statements

This Form 10-Q and discussions and/or announcements made by or on behalf of us, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to the following factors: our ability to acquire additional Fertility Partner agreements or open additional vein clinics, our ability to raise additional debt and/or equity capital to finance future growth, the loss of significant Partner agreement(s), the profitability or lack thereof at fertility centers or vein clinics serviced by us, increases in overhead due to expansion, the exclusion of fertility and Assisted Reproductive Technology (ART) services or vein care from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new fertility, ART, genetic or vein treatment technologies and techniques. We are under no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements whether as a result of new information, future events or otherwise.

Business Overview

IntegraMed America, Inc. offers products and services to patients and providers in the fertility medical sector and services to patients seeking vein disease treatment. As of September 30, 2007, our business comprised of:

Fertility Centers --
      o  A Network of nine contracted  fertility centers in major markets across the United States receiving the company's full compliment of services;
      o  Products and services designed to support fertility center growth;  and
      o  Captive insurance offerings.

Nine fertility centers have access to our entire portfolio of products and services under our comprehensive Partner program. All centers, including those referred to under Consumer Services below, have access to our Consumer services, principally the Shared Risk Refund program, as well as pharmaceutical offerings and patient financing products.

Consumer Services --
      o Products and services in the pharmaceutical and patient financing areas; and
      o A Network of 20 Affiliate fertility centers in major markets across the U.S. receiving limited services.

The primary service in this segment is the Shared Risk Refund program which enables a patient to contract for a total of 6 assisted reproductive technology treatments for an affordable fee and to qualify for up to a 100% refund if treatment does not result in a successful birth. IntegraMed developed this program in 2001, and it has become an important competitive advantage in the marketplace. Further, as our highest margin business, Shared Risk Refund has become an important contributor to the Company's overall performance.

Twenty Affiliated fertility centers subscribe to discrete service packages provided by us and have the right to distribute our Consumer products.

Vein Clinics --
      o Services to patients affected by varicose vein disease through a network of 27 vein clinics in major markets

The primary elements of our Company strategy include:
      o Expanding our network of fertility and vein centers into new major markets;
      o Increasing the number and value of Consumer Service packages purchased by Affiliates in our network;
      o Entering into additional Partner contracts with Affiliated and non-Affiliated fertility centers;
      o  Opening new vein treatment clinics;
      o Increasing revenues and profits at contracted fertility centers and consolidated vein clinics;
      o Increasing sales of Shared Risk Refund, pharmaceutical and treatment financing products to fertility patients; and
      o Leveraging Corporate general and administrative costs over a larger base of operations.

The business strategy of our Fertility Center segment is to leverage our deep expertise and commitment to improved fertility center performance by providing the best value-specific offerings designed to manage and grow the center within the context of a long-term relationship.

The business strategy of our Consumer Segment is to provide products and services that make obtaining high quality fertility treatment easier and more affordable for patients.

The business strategy of the Vein Clinic segment is provide technologically advanced care for varicose vein disease to an underserved population through the opening of additional clinics, growing each of the clinics and achieving higher productivity and profitability at each clinic.

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

On August 8, 2007, we acquired all of the outstanding stock of Vein Clinics of America, Inc. for approximately $24 million in cash, $4 million in IntegraMed common stock and the assumption of $6.6 million of debt. The results of VCA are included in our financial statements contained elsewhere in this report from the date of the acquisition.

 Also on August 8, 2007 we entered into a Second Amended and Restated Loan Agreement with Bank of America. The new term loan is in the amount of $25 million (the proceeds of which were applied to repay our original term loan and finance in part the Vein Clinics of America, Inc. transaction). Interest on the new term loan is at LIBOR plus 2% to 2.75% depending upon the level of the ratio of consolidated debt to EBITDA. The loan agreement also contains provisions for a revolving line of credit in the amount of $10 million. Interest on the revolver is at LIBOR plus 1.5% to 2.5% depending on the level of the ratio of consolidated debt to EBITDA. No amounts were drawn on the revolver.

 On August 29, 2007, we entered in to a Business Services Agreement with the Center for Reproductive Medicine in Orlando Florida.

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

Results of Operations

The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the three- and nine-month periods ended September 30, 2007 and 2006:

                                                                  For the                       For the
                                                            three-month period             nine-month period
                                                            ended September 30,           ended September 30,
                                                          ----------------------        ----------------------
                                                            2007         2006              2007         2006
                                                          --------     ---------        ---------    ---------
         Revenues, net:
            Fertility Centers..........................     77.0%        88.7%            84.2%         89.7%
            Consumer Services..........................     11.4%        11.3%            11.4%         10.3%
            Vein Clinics...............................     11.6%         0.0%             4.4%          0.0%
                Total revenues.........................    100.0%       100.0%           100.0%        100.0%

         Costs of services incurred:
            Fertility Centers..........................     70.3%        81.9%            77.1%         83.1%
            Consumer Services..........................      8.4%         7.6%             8.3%          6.9%
            Vein Clinics...............................     10.3%         0.0%             3.9%          0.0%
                Total costs of service.................     89.0%        89.5%            89.3%         90.0%

         Contribution:
            Fertility Centers..........................      6.7%         6.8%             7.1%          6.6%
            Consumer Services..........................      3.0%         3.7%             3.1%          3.4%
            Vein Clinics...............................      1.3%         0.0%             0.5%          0.0%
                Total contribution.....................     11.0%        10.5%            10.7%         10.0%

         General and administrative expenses...........      7.1%         7.7%              7.5%         7.5%
         Interest income...............................     (0.8)%       (0.8)%            (0.9)%       (0.8)%
         Interest expense..............................      0.8%         0.6%              0.6%         0.6%
                Total other expenses...................      7.1%         7.5%              7.2%         7.3%

         Income from operations before income taxes....      3.9%         3.0%              3.5%         2.8%
         Income tax provision..........................      1.5%         1.2%              1.3%         1.1%
         Net income ...................................      2.4%         1.8%              2.2%         1.7%

Revenues

Fertility Centers Segment

In providing clinical care to patients, each of our Fertility Centers generates patient revenue which we do not report in our financial statements. Although we do not consolidate the physician practice financials with our own, the financial results of these practices do directly affect our revenues.

The components of our revenue from each of the Fertility Centers are:

(i) A Base Service fee calculated as a percentage of patient revenue as reported by the Fertility Centers (percentage varies from 6% down to 3% depending on the level of patient revenues);
(ii) Cost of Services equal to reimbursement for the expenses which we advanced to the Fertility Centers during the month (representing substantially all of the expenses incurred by the practice); and
(iii) Our Additional fees which represent our share of the net income of the Fertility Centers (which varies from 10% to 20% or a fixed amount depending on the Fertility Centers).

From the total of our revenues, we subtract the annual amortization of our Business Service Rights, which are the rights to provide Business Services to each of the Fertility Centers.

In addition to revenues generated from Fertility Centers, we receive miscellaneous revenues related to providing services to medical practices.

Fertility Center revenues in the third quarter of 2007 increased by $2.8 million or 9.9% from the same period in 2006. For the nine months, Fertility Center revenues increased by $5.5 million or 6.5% from the same period last year. This growth is attributed to increased patient revenues driven by effective marketing programs, and higher contribution margins resulting from an increased focus on expense management and operational efficiencies.

The table below illustrates the components of Fertility Centers revenue in relation to the physician practice financials for the third quarter and the first nine months of 2007 compared to 2006:

                                                       Three Months Ending                     Nine Months Ending
                                                        September 30,                             September 30,
                                                       -------------------                   ----------------------
                                                         2007        2006                      2007         2006
                                                       -------     -------                   -------      ---------
            Physician Financials

(a)      Patient revenue                               $43,084      $38,409                  $123,612     $113,689
(b)      Cost of services                               27,776       25,679                    80,943       76,906
(c)      Base service fee                                1,972        1,808                     5,725        5,346
                                                       -------      -------                   -------      -------
(d)      Practice contribution (a-b-c)                  13,336       10,922                    36,944       31,437
(e)      Physician compensation                         12,026        9,820                    33,175       28,320
(f)      IntegraMed additional fee                       1,288        1,102                     3,770        3,117

           IntegraMed Financials

IntegraMed gross revenue (b+c+f)                        31,036       28,589                    90,438       85,369
(g)      Amortization of business service rights          (325)        (374)                   (1,018)      (1,122)
(h)      Other revenue                                     335           41                       446          154
                                                       -------      -------                   -------      -------
(i)      IntegraMed provider services revenue (g+h+i)   31,046       28,256                    89,866       84,401
                                                       =======      =======                   =======      =======

Consumer Services Segment

Revenues from our Shared Risk Refund program represent over 79% of our Consumer Services Segment revenues. Patients enrolled in the Shared Risk Refund program pay us an upfront fee (deposit) in return for up to six ART treatments (3 fresh embryo; 3 frozen embryo). The non-refundable portion of the fee is recognized as revenue at the completion of the first treatment. The remainder is recognized or refunded at the time of a treatment outcome (clinical pregnancy) or issued as a refund if treatment fails. The two main factors that impact Shared Risk revenue (and contribution) are:

      (i) Number of patients enrolled and receiving treatment
     (ii) In vitro fertilization cycle outcomes (pregnancy success rates).

In the first nine months of 2007, the Shared Risk Refund program continued to experience significant growth, with three-month and nine-month revenues as of September 30, 2007 rising $1.1 million (or 33%) and $2.6 million (or 31%) respectively over the same periods in the prior year. This growth is primarily due to increased patient enrollments into the program (24% increase for the second quarter of 2007 over the second quarter of 2006, and 39% for the first half 2007 over the first half 2006). The higher patient enrollments are a direct result of an increased adoption of the program within the physician practices in our network. Average success rates (in-vitro fertilization cycle pregnancy outcomes) in the program during 2007 have not changed significantly from 2006.

Pharmaceutical revenue was $20,000 for the three months ended September 30, 2007, compared to $113,000 during the same prior last year. For the nine months to date, revenue was $109,000 compared to $369,000 in the same period last year. This decline is a result of decreasing margins due to pharmaceutical cost increases which are not able to be passed on to the consumer as a result of competitive pressures.

Vein Clinics Segment

Revenues for the three and nine months ended September 30, 2007 represent the results for the seven weeks since acquisition. Revenues in this segment are generally from billings to patients or their insurer for vein disease treatment services. Revenues reported by VCA on a stand alone basis for the three and nine months ended September 30, 2007 were $8.2 million and $24.8 million, respectively.

Contribution

Our 2007 third quarter contribution of $4.5 million increased 33% from the third quarter of 2006. As a percentage of reported revenue, our contribution margin increased to 11.0% in the third quarter of 2007, versus 10.5% in 2006. Our nine-month contribution of $11.4 million increased approximately 20% from the same period last year. As a percentage of reported revenue, our contribution margin increased to 10.6% during the first nine months of 2007, versus 10.0% during the same period in 2006.

Fertility Centers Segment

Fertility Center contribution in the third quarter of 2007 increased by approximately $540,000, or 24.8% from the same period in the prior year. During the first nine months, Fertility Center contribution increased by approximately $1,289,000, or 20.6% from the same period in 2006. This increase is primarily attributable to the continued revenue and margin growth of our Fertility Centers, and our new Fertility center location based in Orlando, Florida, which contributed $47,000 to the third quarter of 2007.

Consumer Services Segment

Contribution from our Consumer Services segment grew by 2.2% and 3.0% in the third quarter and first nine months of 2007, compared to the same periods in the prior year. Continued contribution growth from our Shared Risk Refund unit, up 15% for the quarter and up 14.7% for the nine months versus the prior year, was offset by declines in our pharmaceutical lines.

Vein Clinics Segment

Vein Clinics contribution was 11.3% of this Segment's revenue for the seven weeks since the acquisition.

General and Administrative Expenses

General and Administrative (G&A) expenses are comprised of salaries and benefits, administrative, regulatory compliance, and operational support costs which are not specifically related to individual clinical operations or other product offerings. These costs were approximately 64.0% of contribution in the third quarter, compared to 74.6% during the same period last year. For the first nine months of 2007, G&A expenses were 70.6% of contribution, compared to 74.9% for the same period last year. The Company continues to actively manage G&A expenses in an effort to drive economies of scale from growth in total contribution.

Interest

During the third quarter of 2007, our previously disclosed acquisition of Vein Clinics of America, and purchase of Business Service Rights related to our Orlando based Fertility Center location, resulted in a use of cash of approximately $25.6 million. Taking into account these investments, average cash balances slightly exceeded those of the prior year. As a result, interest income increased by 9.3%, or $25,000, for the three months ending September 30, 2007, compared to the same period in 2006. For the first nine months of 2007, interest income increased by 31.7%, or $238,000, compared to the same period in 2006. This increase in interest earnings is primarily attributed to higher average cash balances invested during the first nine months of 2007 versus the same period in 2006.

In the third quarter of 2007, interest expense increased by 88.5%, or $154,000, from the same period in 2006. This increase is directly related to higher debt levels associated with the refinancing of the debt resulting from the Vein Clinic and Orlando Business Service Rights acquisitions, which resulted in a net additional borrowings of approximately $15 million. For the first nine months of

2007, interest expense increased by 13.7%, or $73,000, from the same period in 2006, as a result of higher average debt levels related to the Vein Clinic and Orlando acquisitions.

Income tax provision

Our provision for income tax was approximately $0.6 million and $1.3 million for the three months and nine months ended September 30, 2007, respectively, or 38.8% and 35.7% of pre-tax income, respectively. This is compared to $0.4 million and $1.0 million for the three months and nine months ended September 30, 2006, respectively, or 38.7% and 38.5% of pre-tax income, respectively. Our effective tax rates for 2007 and 2006 reflect provisions for both current and deferred federal and state income taxes. The lower effective tax rate for the nine months ended September 30, 2007 is mainly due to an increase in tax-exempt interest income projected for the year compared with 2006. The higher effective tax rate for the three months ended September 30, 2007 is mainly due to a change in the projected tax-exempt interest income for the year.

Effective January 1, 2007, we adopted Financial Accounting Standards Board
(FASB) Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have a material impact on our financial statements.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2004 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2003 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations.

Off-balance Sheet Arrangements

FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's") addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As of September 30, 2007, through the acquisition of the Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary, therefore the adoption of FIN 46 has required us to consolidate such vein clinic operations in our financial statements. Since we do not have any interest in the individual fertility clinics where we are not the primary beneficiary, we do not consolidate the results of the fertility clinics in our accounts. Also, since we do not have any interest in the captive insurance provider where we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts

Liquidity and Capital Resources

As of September 30, 2007, we had approximately $25.9 million in cash and cash equivalents on hand as compared to $32.2 million at December 31, 2006. Additionally, we had working capital of approximately $(2.0) million, at September 30, 2007, a decrease of $14.3 million from working capital of $12.3 million as of December 31, 2006.

Shared Risk Refund patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future Shared Risk revenues. These deposits totaled approximately $9.8 million and $6.5 million as of September 30, 2007 and December 31, 2006, respectively. These deposits are a significant source of cash flow and represent interest-free financing for us.

As of September 30, 2007, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements. However, we anticipate upcoming capital expenditures of approximately $0.2 million for the remainder of 2007. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements. We believe that working capital, specifically cash and cash equivalents, remain at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

In August, 2007, as part of our acquisition of Vein Clinics of America, we secured a new $25 million 5-year term loan. Our previous term loan of $7.7 million was paid off in its entirety as part of this agreement. After deducting the previous loan amount, interest and fees, our net funding from Bank of America was $17.0 million. Other features of this credit facility include a $10 million three-year revolving line of credit. As of September 30, 2007, there was no balance outstanding under this revolving line of credit.

Each component of our amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.00% to 2.75% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable quarterly beginning November 8, 2007 and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of September 30, 2007, interest on the term loan was payable at a rate of approximately 7.07%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.

Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of September 30, 2007 under the revolving line of credit the full amount of $10.0 million was available, of which none was outstanding.

In order to mitigate the interest rate risk associated with our new term loan, we entered into an interest rate swap agreement with Bank of America in August 2007 for 50% of the loan amount. The effect of this swap transaction was to effectively fix the interest rate on our term loan at 5.39% plus the applicable margin for the life of the loan.

Our Bank of America credit facility is collateralized by substantially all of our assets. As of September 30, 2007, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.


Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                        Payments Due by Period (000's omitted)

                                          Total       Less than 1 Year   1-3 Years       4-5 Years      After 5 Years
                                          -----       ----------------   ---------       ---------      -------------

Notes payable.........................    $25,023         $  2,683         $10,733        $11,607           $    --
Capital lease obligations.............        409               88             263             58                --
Operating leases......................     50,835            8,211          13,916         11,696            17,012
Total contractual cash
     obligations......................    $76,267          $10,982         $24,912        $23,361           $17,012
                                          =======          =======         =======        =======           =======

                                          Total       Less than 1 year   1-3 Years       4-5 Years      After 5 Years
                                          -----       ----------------   ---------       ---------      -------------

Unused lines of credit................    $10,000          $10,000         $    --        $    --           $    --

We also have commitments to provide working capital financing to the Fertility Services segment. A significant portion of this commitment relates to our transactions with the medical practices themselves. Our responsibilities to the medical practices are to provide financing for their accounts receivable and to hold patient deposits on their behalf as well as undistributed physician earnings. Disbursements to the medical practices generally occur on or before the 20th business day of each month. The medical practice's repayment hierarchy consists of the following:

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

New Significant Accounting Policies

With the acquisition of Vein Clinics of America, Inc. a number of new accounting policies were added. While there have been no changes in the accounting policies in place for the IntegraMed units that were disclosed in our Annual Report on Form 10-K, the VCA unit related significant accounting policies follow:

Use of estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The use of estimates and assumptions in the preparation of the accompanying consolidated financial statements is primarily related to the determination of net accounts receivable. Due to uncertainties inherent in the estimation and assumption process, it is at least reasonably possible that changes in these estimates and assumptions in the near term would be material to the consolidated financial statements.

Net patient service revenue: Net patient service revenue is recognized based upon the amount billed to the patient less any expected contractual allowances resulting from specified rates contained within patient health insurance contracts.

Accounts receivable and allowance for uncollectible accounts: The collection of receivables from third-party payors and patients is the Company's primary source of cash for operations and is critical to its operating performance. The primary collection risks relate to uninsured patient accounts and patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (deductibles and copayments) remain outstanding. Patient receivables, where a third-party payor is responsible for paying the amount, are carried at a net amount determined by the original charge for the service provided, less an estimate made for contractual adjustments or discounts provided to third-party payors.

Patient receivables due directly from the patients are carried at the original charge for the service provided less amounts covered by third-party payors and less an estimated allowance for uncollectible receivables. Management estimates this allowance based on the aging of its accounts receivable and its historical collection experience by clinic and for each payor type. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense when received.

The past due status of receivables is determined on a case-by-case basis depending on the payor responsible. Interest is generally not charged on past due accounts.

Additionally, amounts received from patients in advance of services performed are recorded as a patient deposit on our consolidated balance sheet.

Inventories: Inventories (principally pharmaceuticals and supplies) are stated at the lower of cost (first-in, first-out method) or market.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. During the third quarter of 2007 we entered into a derivative transaction designed to hedge 50% of our variable rate term loan. As a result of this derivative transaction we have successfully shielded ourselves from a portion of the interest rate risks associated with our term loan. We are currently subject to interest rate risks associated with our short term investments and certain advances to our Fertility clinics, both of which are tied to either short term interest rates or the prime rate. As of September 30, 2007, a one percent change in interest rates would impact our pre-tax income by approximately $210,000 annually.


Item 4. Controls and Procedures


(a) Evaluation of disclosure controls and procedures


Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of September 30, 2007 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.


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


As permitted by Section 404 of the Sarbanes-Oxley Act, we have elected to defer until the end of fiscal year 2008 the assessment of the effectiveness of internal control over financial reporting for the newly acquired Vein Clinics of America, Inc, subsidiary. We are in the process of reviewing the internal control system in place and will shortly begin to document controls and make enhancements where needed.


(b) Changes in internal controls


There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II -         OTHER INFORMATION


     Item 1.      Legal Proceedings.

                  From time to time, we are party to legal proceedings in the ordinary course of business. As of September 30, 2007, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

                  On August 8, 2007, the Company issued 336,700 shares of unregistered securities in connection with the acquisition of VCA which issuance was reported on the Company's Form 8-K filed on August 9, 2007.


     Item 3.      Defaults Upon Senior Securities.

                  None.

     Item 4.      Submission of Matters to Vote of Security Holders.

                  None.

     Item 5.      Other Information.

                  None.

     Item 6.      Exhibits.

                  See Index to Exhibits on Page 27.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTEGRAMED AMERICA, INC.
                                  (Registrant)




Date:    November 14, 2007        By:/s/:  John W. Hlywak, Jr.
                                           -------------------
                                           John W. Hlywak, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                              Exhibit

3.2 (e)    --   Copy of By-laws of  Registrant  (as Amended on September  25,
                2007) filed as exhibit with identical exhibit number to Registrant's Annual Report on form 10Q for the period ended
                September 30, 2007.

31.1       --   CEO  Certification  Pursuant to 18 U.S.C. ss. 1350 as Adopted
                Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2007.

31.2       --   CFO  Certification  Pursuant to 18 U.S.C. ss. 1350 as Adopted
                Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2007.


32.1       --   CEO  Certification  Pursuant to 18 U.S.C. ss. 1350 as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2007.

32.2       --   CFO  Certification  Pursuant to 18 U.S.C. ss. 1350 as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2007.