Form 10-K
period 2007-12-31
INTEGRAMED AMERICA INC
filed 2008-03-14
CIK 885988

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2007
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                            ------------------------

               Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                 Name of exchange on which registered
       -------------------                 -----------------------------------
   Common Stock, $.01 par value                  NASDAQ Global Market

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark if the registrant is a well-known  seasoned  issuer,
as defined in Rule 405 of the Securities Act. Yes _____   No __X__

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes _____ No __X__


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No _____

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ____            Accelerated Filer __X__
Non-Accelerated Filer (Do not check if a smaller reporting company)___
Smaller Reporting Company ___.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes _____  No __X__

     Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $91.6 million on June 30, 2007 based on the closing sales price of the Common Stock on such date.

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding was approximately 8,566,144 on February 25, 2008.

===============================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     See Part III hereof with respect to incorporation by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 2007 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.


                                     PART I

ITEM 1.  Business

Overview -


     IntegraMed America is a specialty healthcare services company that was incorporated in Delaware on June 4, 1985 and celebrated its fifteenth year as a publicly traded company in 2007. The Company is the leading operator of fertility centers and vein clinics in the United States and provides treatment financing programs for patients of these facilities whose insurance does not cover the particular procedure. The Company is organized into three operating divisions and a Corporate office that provides shared services.

     The Fertility Centers Division is a provider network comprised of nine contracted fertility centers in our Partner program, located in major markets across the United States. These nine contracted centers are among the largest in the United States accounting for approximately 13% of total U.S. IVF procedures performed. We offer products and services to these providers designed to support the fertility center's growth. All fertility Partners also have full access to our Consumer Services offerings (described below). The division also supports a Council of Physicians and Scientists, for fertility providers as well as ARTIC, a captive insurance company which provides malpractice insurance to member physicians.

     The Consumer Services Division offers products directly to fertility patients. The division's Shared Risk Refund(R) and financing programs are designed to make the treatment process easier and more affordable for patients. The division maintains a contracted network of 20 independent fertility clinics under its Affiliate program which is designed to distribute the division's products and services to a wider group of patients than those serviced by our Fertility Center locations. These 20 contracted fertility centers also represent among the largest centers in the U.S. collectively providing an additional 9% of total U.S. IVF procedures. The division also offers fertility medications directly to patients via a competitively priced mail-order pharmacy.

     Our Vein Clinics Division was formed on August 8, 2007, with the purchase of Vein Clinics of America, Inc. The Vein Clinic division provides business and management services to a network of 29(as of March, 2008)clinics located in 11 states which specialize in the treatment of vein disease and disorders.

     The Shared Services group within the Corporate office assists the fertility centers, consumer services and vein clinics divisions with administrative services such as finance, accounting, human resources and purchasing support; access to capital for financing clinic operations and expansion; traditional marketing and sales support; internet marketing and website support and integrated information systems.

     We also maintain a website at www.integramed.com to provide information to the general public and our shareholders on our products, resources and services, along with general information on IntegraMed and its management, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 914-253-8000, by an e-mail request from our Investor Information web page at www.integramed.com, or through the SEC's website by clicking the direct link from our website at www.integramed.com or directly from the SEC's website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Our Industries of Focus --

     Reproductive Medicine

     Reproductive medicine encompasses the medical discipline that focuses on male and female reproductive systems and processes. There are many reasons why couples have difficulty conceiving, and accurate identification of a specific cause of infertility can be time consuming, expensive and requires access to specialized diagnostic and treatment services. Reproductive endocrinologists are specialized physicians who perform these more sophisticated medical and surgical fertility diagnoses and treatments. Reproductive endocrinologists generally have completed a minimum of four years of residency training in obstetrics and gynecology and have at least two years of additional training in an approved subspecialty fellowship program. The fertility services market is highly fragmented among providers in each major market and nationally.

     Conventional fertility services include diagnostic tests performed on both the female and male. Depending on the results of the diagnostic tests performed, treatment options may include, among others, fertility drug therapy, artificial insemination and fertility surgeries to correct anatomical problems. According to recent CDC figures, approximately 10% of women of reproductive age, or more than 6 million women, have an infertility-related medical appointment annually. Procedures that require gametes (sperm and eggs) to be handled in vitro (outside the body) are classified as Assisted Reproductive Technology, or "ART", services. Current types of ART services include in vitro fertilization, or IVF, frozen embryo transfers, donor egg programs as well as other more specialized treatments. IVF represents the most frequently employed form of ART with current techniques used in connection with IVF services including intracytoplasmic sperm injection, or ICSI, assisted hatching, cryopreservation of embryos, pre-implantation genetic diagnosis (PGD), and blastocyst culture and transfer.

     According to publications from the Harvard Business School Press, the annual expenditures relating to fertility services are approximately $3 billion.

     While various demographic trends have dampened the growth in demand for advanced reproductive medicine and treatment recently, we believe the market will continue to grow in the future for the following reasons:

     o The quality of treatment is improving, increasing pregnancy success rates;
     o Improvements in embryo culture media and implantation rates are leading to the capability of reducing high order multiple pregnancies - one of the greatest risk factors in this industry;
     o With improving pregnancy rates, the cost of treatment is decreasing thereby making these services more affordable;
     o Public policy initiatives including legislative mandates for insurance coverage are producing a more favorable reimbursement climate;
     o Demand for reproductive medical services is increasing through greater public awareness and acceptance of these treatments.

     While the overall market growth has slowed recently, IntegraMed fertility centers have experienced faster growth than their competitors due to economies of scale and the ability to leverage the Company's infrastructure. In addition, numerous market conditions in this industry produce business opportunities for us, including:

     o The high level of specialized skills and technology required for comprehensive patient treatment;
     o The capital-intensive nature of acquiring and maintaining state-of-the-art medical equipment, laboratory and clinical facilities;
     o The need to develop and maintain specialized management information systems to meet the increasing demands of technological advances, patient monitoring and third-party payers;
     o The high cost of treatment with inadequate insurance benefits in most markets;
     o The need for seven-days-a-week service to respond to patient needs and to optimize the outcomes of patient treatments;
     o Increasing competition among medical providers specializing in fertility treatment;
     o The high cost of pharmaceutical products requiring patient education and support.


Overview of our Business Strategy for the Fertility Centers Division

   (i) We Plan to Enter  into Additional Fertility Partner Contracts

     The nine fertility centers participating in our Partner program are entitled to our full suite of products and services. Recruitment into our Partner program has traditionally been focused on fertility centers currently participating as Affiliates in our provider network. As Affiliates, practices have become familiar with the offerings we provide and our commitment to customer service; also, we have had a chance to assess a practice's commitment to growth and utilization of our services. Partner practices are also recruited from outside the pool of existing Affiliates; to be considered, non-Affiliate candidates need to meet a stringent set of criteria. As of December 31, 2007, we had Partner contracts with nine leading fertility centers, in eleven major markets, which in turn employ and/or contract with individual physicians.

     When establishing a Partner contract, we typically acquire the assets of a fertility center, enter into a long-term comprehensive service agreement with the center and assume most administrative and financial functions of the center. In addition, we also typically require that the fertility center enter into long-term employment agreements containing non-compete provisions with all key physicians and that each physician shareholder of the medical practice enter into a personal responsibility agreement with us. Typically, the fertility center contracting with us is a professional corporation in which the key physicians are the shareholders.

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

     Partner contracts generally obligate us to pay a fixed sum for the exclusive right to service the fertility center. These agreements are typically for terms of 10 to 25 years and may contain early termination clauses coupled with fertility center obligations on termination. Generally, no shareholder of contracted fertility centers may assign his/her interest in the fertility center without IntegraMed's written consent.

     Under all nine current Partner agreements, we receive as compensation for our services a three-part fee comprised of: (i) a tiered percentage of net revenues generally between 3% and 6%; (ii) reimbursed costs of services (costs incurred in providing services to a fertility center and any costs paid on behalf of the fertility center); and (iii) either a fixed amount or a percentage of the center's earnings, which currently ranges from 10% to 20%, but may be subject to limits.

     (ii) We Plan to Increase Revenues and Profits at Contracted Partners

     Given our fee structure as described above, we have a significant incentive to assist in the profitable growth of each Partner. To achieve this objective we:

      o Help them formulate and execute longer-term planning activities, such as investment/development via facility build-out and in-market mergers with other practices and planning and budgeting support;
      o Put in place products and services that help them attract and retain patients, including the offerings included in our Affiliate relationship - e.g., access to the Shared Risk Refund Program, internet marketing, patient financing, etc., - along with proven field sales programs and direct-to-consumer advertising capabilities and resources;
      o Enable them to enhance their ability to provide superior care via usage of our ARTworks Clinical application which provides electronic medical record, workflow management and decision support functionality, along with clinical risk management auditing services;
      o Enhance their operating efficiency through the implementation of an infrastructure focused on improved accounts receivables management along with business continuity and other IT support, human resource, legal and procurement support that leverages our economies of scale and deep expertise in these areas.

     (iii) We Plan to Grow Current Ancillary Services for the Fertility Centers

     In 1996, we established the Council of Physicians and Scientists, or the Council, comprised mostly of representatives from our fertility network, to bring together leaders in reproductive medicine and embryology with the goal of promoting a high quality clinical environment throughout the network. The Council meets regularly and conducts bi-monthly teleconferences on topics related to improving infertility diagnosis and treatment.

     We assisted in the organization of, and obtained a minority equity interest in, an offshore captive insurance company designed to moderate the cost of malpractice insurance to members of our network. The majority of the equity of the captive insurance company is owned by various physician practices which are members of our network. On January 1, 2005, this captive insurance company began providing the majority of the malpractice insurance coverage to physicians within our reproductive Partner network.

Overview of our Business Strategy for the Consumer Services Division

     (i)  We Plan to Expand our Network of Affiliated Fertility Centers

     Our strategic plan calls for us to expand our provider network to establish a presence in other major markets across the country. We primarily focus our network development activities on major metropolitan markets with populations in excess of 500,000. Because of the relatively low percentage of the population that seeks fertility treatment, a large population base is required to support a sophisticated fertility center. Our high quality fertility centers are capable of drawing consumers from a large geographic catchment area. Expanding our provider network to the 100 largest metropolitan markets in the United States will allow us to cover a large percentage of the national population, since approximately 90% of fertility services performed in the U.S. occur in these top 100 markets.

     The entry point for fertility centers participating in our provider network is usually as an Affiliate center. Included in this level of participation is access to our:

     o   Shared Risk(R) Refund Program (as described below);
     o   Patient financing;
     o   Marketing support activities;
     o   Pharmaceutical products.

     While a primary value proposition for the Affiliate offerings is to help practices improve their ability to attract and retain patients, the offerings can also be used to improve operational efficiency and support the provision of superior care. We provide access to these programs on an exclusive basis in each defined market area to the Affiliated clinic.

     (ii) We Plan to Support the Number and Value of Service Packages sold to Participating Affiliate Centers

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

     ARTworks Financial Practice Management Information System - an integrated software platform which enables contracted fertility centers to have an sophisticated scheduling, billing and accounts receivable system. This system is also hosted out of our data center, which permits contracted fertility centers to gain access to a powerful practice management system at a fraction of the cost of a traditional installation. This system has been customized to the unique requirements of fertility centers, and has helped contracted fertility centers to effectively manage their accounts receivable.

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

     Assisted Reproductive Technology Insurance Company, or "ARTIC", and Risk Management - ARTIC is a captive malpractice insurance company formed in conjunction with practices in IntegraMed's network which has the following features: Comprehensive malpractice coverage - which meets the requirements of all hospitals and state regulatory bodies; assured availability for member practices; the goal of lower malpractice insurance costs - Shareholder practices participate in underwriting, claims and investment decisions; and the goal of lower cost increases for malpractice insurance over time - given an expected strong claims history and industry factors based on reproductive endocrinologists, not a broader obstetric and gynecological population. Risk management comprises services associated with minimizing practice risk via: an audit of a practice's existing risk management policies, procedures and processes; specific recommendations and tools to introduce improved risk management to practice operations; and ongoing auditing and review management.

     (iii)   We Plan to Increase Penetration of our Shared Risk Refund Program

     Currently, many health plan sponsors provide limited of coverage for the diagnosis and treatment of infertility. Because patients seeking fertility treatment often have other gynecological symptoms, health plans may cover diagnostic expenses even when infertility treatment itself is not a covered benefit. As we continuously seek to increase the number of patients being treated by our provider clinics, our Shared Risk Refund program, which is sold directly to consumers, has been designed to offer attractive financial options to prospective patients. The Shared Risk Refund program consists of a package that includes up to three attempts of in vitro fertilization with fresh embryos and three additional attempts with frozen embryos for one fixed price, with up to a 100 percent refund if the patient does not take home a baby. Under this innovative financial program, we receive payments directly from consumers who qualify for the program and pay contracted fertility centers a defined reimbursement for each treatment performed. The benefit to providers is increased patient volume and patient retention, and the benefit to consumers is the opportunity for multiple treatment cycles with a significant financial refund should the treatments be unsuccessful.

     Due to the characteristics of the program, we assume risk for unsuccessful treatments. In order to moderate and manage this risk, we have developed a sophisticated statistical model and case management program in which Shared Risk patients are medically pre-approved prior to enrollment in the program. We also continuously review their clinical criteria as they undergo treatment. If, while undergoing treatment, a patient's clinical response falls outside our criteria for participation in the Shared Risk Refund program, we have the right to remove that individual from the program, with an applicable refund to the patient. To date, our case management process has been effective in managing the risks associated with our Shared Risk Refund program within expected limits.


Vein Disease

     Phlebology is the medical specialty concerned with the treatment of vein diseases. Common venous diseases and their symptoms can take many forms including;

      o Varicose veins - which are caused when small valves designed to allow blood to flow in one direction only fail or leak. This causes blood to flow backwards under the force of gravity and pool inside the vein;

      o Spider veins - which are very small varicose veins. They are thin, threadlike veins that lie close to the skin's surface and are commonly red or purple in appearance. Spider veins can be hormonally induced and are often associated with pregnancy and menstruation;

      o Venous Leg Ulcer - non-healing open wounds that are caused by venous pump failure. It usually occurs near the inside of the ankle, but can be found anywhere below the knee. It can occur with or without visible varicose veins;

      o Klippel-Trenaunay Syndrome (KT) - which is a rare, congenital disorder in which patients usually have one hypertrophied leg, a port wine stain, and large varicose veins on the lateral aspect of the leg;

      o Restless Leg Syndrome (RLS) - which may occur when valves fail, causing blood to reflux, or flow backwards, causing it to pool and stagnate in the veins, leading to aching, throbbing, cramping and fatigue in the legs.

     Although there are both surgical as well as non-surgical treatment protocols for vein disease, we specialize in non-surgical care. Conventional vein care treatment under both protocols usually begins with an ultrasound assisted mapping to determine the extent of the disease, generally followed by a surgical or non-surgical treatment protocol. The most common surgical treatment is a procedure referred to as vein stripping, which is the surgical removal of surface veins, generally done as an outpatient procedure performed while the patient is under general anesthesia. Common non-surgical treatments include Endovenous Laser Treatment (ELT) and Sclerotherapy. ELT is a quick, minimally invasive laser treatment which involves no hospitalization or complicated surgery. With ELT, a small optical fiber is inserted through a needle into the varicose vein under ultrasound guidance. The laser is activated and, as the optic fiber is removed from the vein, it heats and closes the vein. Once the vein is closed, the blood that was circulating through the vein is naturally rerouted to other healthy veins. Over time, the varicose vein is absorbed by the body. Sclerotherapy (from the Greek "skleros" meaning hard) involves injecting abnormal veins with a solution called a sclerosant. This seals the vein off from the rest of the vein network in the leg, allowing the body to naturally redirect the blood flow to healthy veins. A typical sclerotherapy treatment may last for 15 to 20 minutes and will consist of multiple microinjections.

     Various demographic trends are contributing to the growth in demand for vein care, and we believe the market will continue to grow in the future as awareness of non-surgical treatment protocols grows among people with vein disease and additional third party payers recognize the medical necessity of treating vein disease. Our vein clinics specialize in the non-surgical treatment of vein diseases and are the largest single network of vein care providers in the country, allowing operational efficiencies by leveraging resources, knowledge and infrastructure and providing a strong base for new clinic expansion.

     Numerous market conditions in this industry produce business opportunities for us, including:

      o The level of specialized skills required for comprehensive patient treatment;
      o  Favorable demographic trends and aging population;
      o The need to develop and maintain specialized management information systems to meet the increasing demands of patient billing and third-party payers;
      o The current fragmented nature of the market, which is comprised of numerous smaller, independent providers, allowing the opportunity for market consolidation;
      o  New technology

An Overview of Our Business Strategy for the Vein Clinics Division

     Our business strategy is to develop a national network of high quality managed vein clinics. Currently, our vein clinics division is the largest managed network of vein disease treatment centers in the United States. The primary elements of our business strategy for this division include:

     o Integrating the Vein Clinics of America acquisition into the company;
     o Developing an infrastructure that supports sustained higher growth;
     o Opening new vein clinics in targeted markets;
     o Attracting and retaining consumers in needof vein treatment;
     o Increase revenues and profitability at existing clinics.

(i) Integrate the Vein Clinics of America Acquisition into the Company

We expect to fully integrate Vein Clinics of America into the Corporate Shared Services infrastructure of the company in the follow areas:

      o Legal Services - our legal department will assume responsibility for legal matters that arise in the Vein Clinics Division including lease negotiations, physician contracts, managed care agreements, employment matters and general business matters.
      o Human Resources - our human resource department will assume responsibility for supporting the personnel needs for the Vein Clinics Division by providing policies and standard procedures, payroll services, benefits evaluation and a fully automated human resource information system.
      o Finance - our finance department will support the Vein Clinics Division by transitioning the division over to our banking relationships, our general ledger and accounting systems, our accounts payable system, our patient billing and collections systems and procedures, and our general finance policies and procedures.
      o Information Systems - our information systems department will support the Vein Clinics Division by hosting Vein Clinics of America information systems in our national data center and providing help desk back up to users of those systems.
      o Marketing and Sales - our marketing and sales department will support the Vein Clinics Division by centralizing aspects of marketing program development and by leveraging the Company's sales force already in the market to gain access to more physician referral relationships that help drive increased referrals to vein clinics locations where we have market overlap.

We expect over time to achieve cost savings through these integration efforts.

(ii)     Develop an Infrastructure that Supports Sustained Higher Growth

At the time of the acquisition of the Vein Clinics of America business, VCA had a very limited infrastructure to support scaled growth. Since the acquisition we have made significant investments in the VCA infrastructure to support sustained higher growth in the business in the future. These investments include:

      o Physician Recruiting and Training - the business model for VCA depends on being able to identify, recruit and train new physicians to staff new clinics. We needed to invest in additional personnel and recruiting and training assets to support scaled growth in the future. As we continue to scale the number of clinics, these investments will continue.

      o Regional Management - we needed to put a regional management infrastructure in place to manage the day to day operations of the expanding VCA clinic network. We anticipate continued investment in regional management talent.

      o Revenue Cycle Management - The vein treatment market is at the tail end of a shift from an environment where patients had to pay for treatment out of pocket to an environment where most treatment is covered by insurance. This shift has caused us to have to make heavy investments in physician credentialing, improved billing and collections personnel, systems and procedures. These investments will continue as the business grows.

      o New Clinic Development - In anticipation of more rapidly scaling the opening of new clinics, we are making investments in personnel and procedures for identifying and opening new clinics in existing and new markets.

      o Marketing and Sales - historically, due to the overwhelming self pay requirement for patients, most marketing was based on a consumer advertising model. With the shift to third party reimbursement and the maturation of new treatment modalities, we believe the business will need to shift its marketing focus to rely more heavily on physician referral relationships. That shift will require investments in physician marketing assets and personnel.

      o Quality Assurance and Risk Management - As the vein clinics network grows in size, we anticipate a need to invest in a more standardized approach to quality assurance and risk management.

(iii)    Open New Vein Clinics in Targeted Markets

We expect to make use of the enhanced infrastructure by opening new clinics at a more rapid and sustained pace. Demographic analysis and past experience suggests that the vein clinics business can support one clinic per million population in major metropolitan markets. The new clinic development plan includes:

      o Develop new clinics in markets where we already have existing clinics that have not been fully penetrated to take advantage of existing investments in regional management, managed care contracts, personnel and marketing capabilities.

      o Identify attractive new markets in states that already have a VCA clinic location to take advantage of regional management, personnel and other infrastructure assets.

      o Identify attractive markets in new states contiguous to existing markets to leverage off existing regional management.

(iv) Attract and retain consumers in need of vein treatment

Non-surgical varicose vein treatment, which VCA pioneered, is still a relatively new approach to treatment. As such, success in this business requires us to be able to attract and retain patients to existing and new vein clinic locations. We continue to invest in consumer advertising, internet advertising and physician referral development.

(v)      Increase Revenues and Profitability at Existing Clinics

The Vein Clinics Division long term success will be dependent on ensuring that established clinics increase revenues and profitability. The regional management team is focused on this goal through scheduling efficiencies, yield management and productivity improvements.

     As noted in our near-term strategy outlined above, significant cost increases and investments are expected to be made in 2008. As a result, we do not expect this division to be accretive to earnings until 2009.

Shared Services

     We provide the following support for our operating divisions-

     (i) Administrative Services

     Our administrative services include: (i) accounting and financial services, such as billing and collections, accounts payable, payroll, and financial reporting and planning; (ii) recruiting, hiring, training and supervising all non-medical personnel; and (iii) purchasing of supplies, pharmaceuticals, equipment, services and insurance.

   (ii) Access to Capital

     We provide our fertility Partners and vein clinics with a significant competitive advantage through immediate access to capital for funding accounts receivable, expansion and growth. We are also able to offer physician providers in our network rapid access to the latest technologies and facilities in order for them to provide a full spectrum of services and compete effectively for patients in the marketplace. For example, we have built new clinical facilities housing state of the art fertility laboratories for several Partners, which enable them to expand their offerings to include a number of services, which they had previously outsourced.

   (iii) Traditional Marketing and Sales

     Our marketing department specializes in the development of sophisticated marketing and sales programs that give contracted clinics access to business-building techniques designed to facilitate growth and development. In today's highly competitive health care environment, marketing and sales are essential for growth and success. While these marketing and sales efforts are often too expensive for many individual physician practice groups, affiliation with us provides access to significantly greater marketing and sales capabilities than would otherwise be available. Our marketing services focus on revenue and referral enhancement, relationships with local physicians, media and public relations.

     (iv)  Internet Marketing and Website support

     We operate industry leading web portals which (i) allow visitors access to educational material concerning infertility and vein care issues; (ii) provide links to our fertility Partner and Affiliate practices; (iii) allows prospective fertility patients to request appointments and follow-up contact, request information on our Shared Risk Refund program and apply for treatment financing.

     (v) Integrated Information System

     Using our established base of treatment providers, we are continuously developing nationwide, integrated information systems to collect and analyze clinical, patient, financial and marketing data. Our goal is to use this data to control treatment expenses, measure patient outcomes, improve patient care, develop and manage utilization rates and maximize reimbursements.

Employees

     As of February 26, 2008, we have 1,182 employees. Of these, 991 are employed by our Fertility Centers division, 12 by our Consumer Services division, 150 by our Vein Clinics division and 29 are employed at our corporate headquarters, including 7 who are executive management. Of these employees, 135 persons at our divisions are employed on a part-time basis and 96 are employed on a per diem basis. We are not a party to any collective bargaining agreement and we believe that our employee relationships are good.

Segment Information

     We follow the requirements contained in Statement of Financial Accounting Standards (SFAS) No.131, "Disclosures about Segments of an Enterprise and Related Information", with respect to identifying and reporting business segments. This statement requires that segment reporting reflect our organizational structure, major revenue sources, line's of responsibility and senior management's perspective of an organization. With the acquisition of Vein Clinics of America (VCA) in the third quarter of 2007, we reorganized our service offerings into three major product lines: Fertility Centers, Consumer Services and Vein Clinics. Each of these operating segments includes an element of overhead within Cost of Services specifically associated with it. Such overhead costs were previously reported as General and Administrative costs. Such costs were reclassified in all periods presented to best reflect the reorganized segments (000's omitted):


                                           Fertility     Consumer         Vein
                                            Centers      Services      Clinics(1)   Corp G&A   Consolidated
                                            -------      --------      ----------   --------   ------------

For the Year ended December 31, 2007
     Revenues ..........................   $ 121,078     $  16,636     $  14,284    $    --      $ 151,998
     Cost of Services ..................     111,059        12,267        13,304         --        136,630
                                           ---------     ---------     ---------    ---------    ---------
     Contribution ......................      10,019         4,369           980         --         15,368
     Operating Margin ..................         8.3%         26.3%          6.9%        --           10.1%

     General and administrative ........        --            --            --         10,536       10,536
     Interest (income) expense, net ....        (203)         --               2           81         (120)
                                           ---------     ---------     ---------    ---------    ---------
     Income (loss) before income taxes .   $  10,222     $   4,369     $     978    $ (10,617)   $   4,952
                                           =========     =========     =========    =========    =========
     Depreciation expense included above   $   4,003     $       3     $     255    $     846    $   5,107
     Capital expenditures, net .........   $   4,654     $    --       $     906    $     662    $   6,222
     Total assets ......................   $  42,586     $     888     $  44,786    $  24,807    $ 113,067

For the Year ended December 31, 2006
     Revenues ..........................   $ 112,767     $  13,671     $    --      $    --      $ 126,438
     Cost of Services ..................     104,357         9,348          --           --        113,705
                                           ---------     ---------     ---------    ---------    ---------
     Contribution ......................       8,410         4,323          --           --         12,733
     Operating Margin ..................         7.5%         31.6%         --           --           10.1%

     General and administrative ........        --            --            --          9,380        9,380
     Interest (income) expense, net ....        (279)         --            --            (99)        (378)
                                           ---------     ---------     ---------    ---------    ---------
     Income (loss) before income taxes .   $   8,689     $   4,323     $    --      $  (9,281)   $   3,731
                                           =========     =========     =========    =========    =========
     Depreciation expense included above   $   3,594     $       2     $    --      $     614    $   4,210
     Capital expenditures, net .........   $   2,158     $    --       $    --      $   1,075    $   3,233
     Total assets ......................   $  41,458     $     995     $    --      $  33,069    $  75,522


For the Year ended December 31, 2005
     Revenues ..........................   $ 105,277     $  23,532     $    --      $    --      $ 128,809
     Cost of Services ..................      95,900        20,421          --           --        116,321
                                           ---------     ---------     ---------    ---------    ---------
     Contribution ......................       9,377         3,111          --           --         12,488
     Operating Margin ..................         8.9%         13.2%         --           --            9.7%

     General and administrative ........        --            --            --          9,973        9,973
     Interest (income) expense, net ....        (347)           (6)         --            161         (192)
                                           ---------     ---------     ---------    ---------    ---------
     Income (loss) before income taxes .   $   9,724     $   3,117     $    --      $ (10,134)   $   2,707
                                           =========     =========     =========    =========    =========
     Depreciation expense included above   $   3,538     $    --       $    --      $     421    $   3,959
     Capital expenditures, net .........   $   3,097     $    --       $    --      $     871    $   3,968
     Total assets ......................   $  41,207     $   2,434     $    --      $  22,992    $  66,633

     (1) Acquired August 8, 2007.

Significant Service Contracts --

     For the years ended December 31, 2007, 2006, and 2005, the following contracted fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

                                           Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2007      2006       2005         2007      2006       2005
                                        -------   ------     ------       -------   ------     ------
     R.S.C. of New England..........      8.9      10.7        9.6         10.3       11.5      12.8
     Fertility Centers of Illinois..     18.9      21.9       20.3         14.4       15.4      13.7
     Shady Grove Fertility Center...     21.1      22.6       21.1         19.2       18.0      25.4

ITEM 1A.      Risk Factors

Risk Factors

     The following risk factors, while not intended to be all inclusive, could individually or in combination have a material adverse effect on our business, financial condition, results of operation and market price of our common stock.

     Competition - Our business segments operate in highly competitive areas which are subject to continual change. New health care providers entering the market may reduce our market share, patient volume and growth rates. Additionally, increased competitive pressures may require us to commit more resources to our marketing efforts, thereby increasing our cost structure and impacting our profitability. There can be no assurance that we will be able to compete effectively with our current competitors. Nor can there be assurance that additional competitors will not enter the market, or that such competition will not make it more difficult for us to enter into additional contracts with fertility clinics or open profitable vein care clinics.

     Alternative treatments - In addition to the services provided by our clinics, alternative treatments are available to patients with infertility and vein care issues. To the extent that these treatments are successful, or perceived as viable alternatives by prospective patients, our ability to attract and retain patients may be impacted.

     Management turnover - The success of our business strategy depends upon the continued contribution of key members of our management team. The loss of key members of this team may adversely affect our ability to implement that strategy.

     Contract termination - One or more of our fertility Partner practices may terminate their membership in our fertility network. Such an occurrence could significantly reduce our revenues without a corresponding reduction in our cost structure.

     Physician resignation - The departure of one or more key medical providers may negatively impact the ability of a clinic to generate sufficient revenues and remain profitable.

     Third-party payers - A significant portion of our fertility partner and vein clinic revenue depends upon reimbursements from third-party payers. Disruption of these relationships, whether in the form of changes to reimbursement contracts, solvency issues on the part of the payers, or in the case of our vein clinics, changes in Medicare reimbursement, may lower our revenues and therefore affect our cash flows and financial position.

     Reliance on third party vendors - Our fertility and vein care clinics rely on a limited number of third-party vendors that produce medications and supplies vital to patient treatment. Should any of these vendors experience a supply shortage, it may have an adverse impact on our operations. To date, no shortage or disruption has been experienced.

     State and Federal laws - Our business practices may be found to be in violation of State or Federal laws. These include, but are not limited to, Federal and State Anti-Kickback Laws, Federal and State Self-Referral Laws, False Claim Laws, Federal and State Controlled Substances laws, HIPAA (Health Insurance Portability and Accountability Act) regulations, Medicare regulations and Anti-Trust Laws. Remedial efforts could result in a discontinuance of portions of our business or burdensome compliance efforts. The laws and regulations in this area are extremely complex and subject to interpretation. Many aspects of our business have not been the subject of federal or state regulatory review. Accordingly, there is no assurance that our operations have been in compliance at all times with all such laws and regulations. In addition, there is no assurance that a court or regulatory authority will not determine that our past, current or future operations violate applicable laws or regulations. If our operations were determined to violate laws or regulations, it could have a material adverse effect on our business, financial condition and operating results. In addition, state corporate practice of medicine laws vary from state to state. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on our business, financial condition and operating results.

     Corporate practice of medicine laws - Our operations may also be subject to state laws relating to the corporate practice of medicine. State laws may be interpreted to prohibit corporations other than medical professional corporations or associations from practicing medicine or exercising control over physicians, and may prohibit physicians from practicing medicine in partnership with, or as employees of, any person not licensed to practice medicine. State laws may also contain fee-splitting prohibitions or may prevent corporations from acquiring the goodwill of a medical practice. We believe that our operations are in material compliance with all applicable state laws relating to the corporate practice of medicine. We perform only non-medical administrative services, and in some circumstances, clinical laboratory services. In each of our clinical locations, a medical practice is the sole employer of the physicians, and the director of the medical practice retains the full authority to direct the medical, professional and ethical aspects of patient care.

     Liability insurance - Providing health care services entails a substantial risk of medical malpractice and similar claims. While we do not engage in the practice of medicine, or assume responsibility for compliance with regulatory requirements directly applicable to physicians, we do require our affiliated medical practices to maintain medical malpractice insurance. However, in the event that services provided at one of our centers results in injury or other adverse effects, we are likely to be named as a party in any legal proceeding. Although we currently maintain liability insurance that we believe is adequate, successful malpractice claims could exceed the limits of our insurance and could have a material adverse effect on our business. Moreover, there is no assurance that we will be able to obtain such insurance on commercially reasonable terms in the future or that such insurance will provide adequate coverage against potential claims. In addition, a malpractice claim asserted against us could be costly to defend, could consume management resources and could adversely affect our reputation and business, regardless of the merit or eventual outcome of such claim. In addition, in connection with our acquisition of the assets of fertility centers, we may also assume some of the center's liabilities. Therefore, an entity may assert claims against us for events related to the fertility center prior to its becoming a Partner practice. We maintain insurance coverage related to these risks that we believe is adequate as to the risks and amounts, although there is no assurance that any successful claims will not exceed applicable policy limits.

     Technology risks - The treatment of infertility and varicose veins are technologically intensive areas of medicine. There is no guarantee that our investments in medical technology will remain at the level of sophistication necessary for our clinics to remain competitive in the marketplace.

     Impairment risks - We have recorded intangible assets related to our Business Service agreements and Vein Clinic acquisition. The value of these intangible assets is supported by the operating results of the underlying business unit. To the extent the operating results of the business unit(s) may become permanently impaired we may need to write-down the value of these assets against earnings in the period of impairment.

     Tax positions - Our tax positions and tax returns are subject to routine review by Federal and State authorities. While we believe that our tax positions are in compliance with all applicable Federal and State tax laws, there can be no assurance that these laws will be interpreted in a manner consistent with our positions.

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

     Failure to successfully integrate acquisitions - The integration of an acquired company is an intricate and complicated task. Merging two cultures and sets of operating procedures to achieve the synergies envisioned at the outset of the transaction requires significant manpower and resources. There is no guarantee that we will be able to achieve the accretive earning potential of any acquisition.

ITEM 1B. Unresolved Staff Comments

     None.

ITEM  2. Properties

     Our headquarters and executive offices are located in Purchase, New York, where we occupy approximately 18,500 square feet under a lease expiring in 2012. Future lease payments will approximate $51,100 per month.

     We also lease or sublease locations for our fertility centers and vein clinics. Costs associated with the fertility agreements are reimbursed to us as part of our fee agreement with the applicable clinic and the costs of the vein clinics are considered an element of cost in determining the results from which our fees are derived.

     We believe that our executive offices and the space occupied by our clinics are adequate for our operations.

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

                                      Common Stock
                                    ---------------
                                    High        Low
                                    ----        ---
         2006
         First Quarter..........    9.25       5.76
         Second Quarter.........    8.40       6.60
         Third Quarter..........    8.80       7.05
         Fourth Quarter.........   13.16       5.74

         2007
         First Quarter..........   12.53      10.42
         Second Quarter.........   13.18      10.53
         Third Quarter..........   12.69       9.68
         Fourth Quarter.........   15.05      10.68

      On February 27, 2008, there were approximately 86 holders of record of the Common Stock and approximately 1,175 beneficial owners of shares registered in nominee or street name.

Dividend Policy

      We have not paid cash dividends on our common stock during the last two fiscal years, and we currently anticipate retaining all available funds for use in the operation and expansion of the business. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Selected Equity Transactions

      We have three stock option plans which have been approved by our shareholders. The following table sets forth certain information relative to these stock option plans.

                                                                                  Number of securities
                                                                                  remaining available for
                               Number of Securities                               future issuance under
                               to be issued upon           Weighted-average       equity compensation plans
                               exercise of                 exercise price of      (excluding securities
      Plan Category            outstanding options         outstanding options    reflected in column (a)
      -------------            -------------------         -------------------    -----------------------
                                       (a)                       (b)                        (c)
      Equity compensation
      plans approved by
      security holders........    102,219                      $2.33                   583,813

      Equity compensation
      plans not approved
      by security holders.....         --                        --                         --
                                  -------                      -----                   -------

         Total................    102,219                      $2.33                   583,813
                                  =======                      =====                   =======

      During 2007, 2006 and 2005, we issued 1,628,907, 1,291,368 and 1,411,426 shares respectively, of Common Stock as a stock split effected in the form of a stock dividend to our then current stockholders. The additional shares represent splits at 25%, 25%, and 30%, for the respective years. The issuance of these shares had no direct financial impact on our results of operations or financial position and did not alter the market capitalization of our common shares outstanding.

     During 2007, 2006 and 2005, we issued approximately 78,000, 85,000 and 65,000 shares, respectively, of restricted common stock as deferred compensation to several of our officers and directors with an aggregate value of $956,000 $829,000 and $437,000 respectively. These shares were valued at their fair value on the date of grant, and are amortized to expense over their vesting period, which approximates the service period.

     In 2007, the Company issued an aggregate of 336,700 shares of unregistered restricted shares of Common Stock in reliance of Section 4(2) of the Securities Act of 1933 to Kush K. Agarwal and Brian D. McDonagh in connection with the Company's acquisition of Vein Clinics of America, Inc. on August 8, 2007. These shares had a market value of $4 million on the date of issuance.

Performance Graph

     The following graph compares the cumulative 5-year total return provided shareholders on IntegraMed America, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2002 and its relative performance is tracked through 12/31/2007.


[GRAPHIC OMITTED][GRAPHIC OMITTED]


                            12/02    12/03    12/04   12/05    12/06   12/07
                            -----    -----    -----   -----    -----   -----

IntegraMed America, Inc.   100.00   107.40   201.39  296.25   420.93  402.05
NASDAQ Composite           100.00   149.75   164.64  168.60   187.83  205.22
NASDAQ Health Services     100.00   135.61   168.24  184.41   186.06  181.42

ITEM 6.  Selected Financial Data -

      The following selected financial data (for the years ended December 31, 2007, 2006, 2005, 2004 and 2003) are derived from our consolidated financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. Financial information for our Vein Care division is included only for the period subsequent to its August 8, 2007 acquisition. Earnings per share and average share values for the years 2006, 2005, 2004 and 2003 have been restated to reflect the 25% stock split effected in the form of a stock dividend declared in March 2007, the 25% stock split effected in the form of a stock dividend declared in May 2006, and the 30% stock split effected in the form of a stock dividend declared in May 2005.

Statement of Operations Data:

                                                                           December 31,
                                                -------------------------------------------------------------
                                                  2007         2006           2005         2004        2003
                                                --------     --------      ---------    ---------   ---------
                                                            (in thousands, except per share amounts)
Revenues, net................................  $151,998      $126,438       $128,809     $107,653     $93,690
Costs of services incurred...................   136,630       113,705        116,321       97,569      84,963
                                               --------      --------       --------     --------     -------
Contribution.................................    15,368        12,733         12,488       10,084       8,727
General and administrative expenses..........    10,536         9,380          9,973        8,065       7,031
Total other (income) expense, net............      (120)         (378)          (192)          36         (16)
                                               --------      --------       --------     --------     -------
Income before taxes..........................     4,952         3,731          2,707        1,983       1,712
Provision for income taxes...................     1,695           507            984          797         668
                                               --------      --------       --------     --------     -------
Net income...................................     3,257         3,224          1,723        1,186       1,044
Net income applicable to Common
   Stock ....................................  $  3,257      $  3,224         $1,723       $1,186    $  1,044
                                               ========      ========         ======       ======    ========

Basic EPS....................................  $   0.39     $   0.40         $  0.23       $ 0.16   $    0.15
                                               ========      ========         ======       ======    ========
Diluted EPS..................................  $   0.39     $   0.39         $  0.22       $ 0.16   $    0.14
                                               ========      ========         ======       ======    ========

Weighted average shares - basic..............     8,310         8,090          7,561        7,219       6,933
                                               ========      ========         ======       ======    ========
Weighted average shares  - diluted...........     8,410         8,194          7,818        7,549       7,284
                                               ========      ========         ======       ======    ========

Balance Sheet Data:

                                                                           December 31,
                                                 -------------------------------------------------------------
                                                  2007         2006            2005         2004         2003
                                                 ------      --------       ---------     --------     -------
                                                                          (in thousands)

Working capital (1)..........................   $(2,566)      $12,341         $6,650    $     301     $ 3,294
Total assets ................................   113,067        75,522         66,633       53,802      46,439
Total indebtedness...........................    25,460         8,774         10,147        5,239       7,511
Accumulated deficit..........................    (5,226)       (8,483)       (11,707)     (13,430)    (14,616)
Shareholders' equity.........................    48,503        40,834         36,800       34,443      32,850

 (1) Represents current assets less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     This Form 10-K and discussions and/or announcements made by or on behalf of us, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to the following factors: our ability to acquire additional Fertility Partner agreements or open additional vein clinics, our ability to raise additional debt and/or equity capital to finance future growth, the loss of significant Partner agreement(s), the profitability or lack thereof at fertility centers or vein clinics serviced by us, increases in overhead due to expansion, the exclusion of fertility services or vein care from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, the timely development of and acceptance of new fertility or vein treatment technologies and techniques. We are under no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements whether as a result of new information, future events or otherwise.

Business Overview

     IntegraMed America is a specialty healthcare services company offering products and services to patients and providers in the fertility and vein segments of the healthcare industry. We deliver these products and services through three main operating divisions.

     Our Fertility Centers division is a provider network comprised of nine contracted fertility centers , located in major markets across the United States. IntegraMed offers products and services to these providers designed to support the fertility center's growth. All fertility Partners also have full access to our Consumer Services offerings (described below). The division also supports a Council of Physicians and Scientists, for fertility providers as well as ARTIC, a captive insurance company which provides malpractice insurance to member physicians.

     The Consumer Services division offers products directly to fertility patients. The division's Shared Risk Refund and financing programs are designed to make the treatment process easier and more affordable for patients. The division maintains a contracted network of 20 independent fertility clinics under its Affiliated program which are designed to distribute the division's products and services to a wider group of patients than those serviced by our Fertility Center locations. The division also offers fertility medications directly to patients through a competitively priced mail-order pharmacy.

     Our Vein Clinics division began operations on August 8, 2007, with the purchase of Vein Clinics of America, Inc. The Vein Clinics division currently operates a network of 28 clinics located in 11 states, which specialize in the treatment of vein disease and disorders.

The primary elements of our business strategy include:

     o   Expanding  our network of  fertility  and vein  clinics  into new major markets;
     o Increasing the number and value of Consumer Service packages purchased by Affiliates in our network;
     o Entering into additional Partner contracts with Affiliated and non-Affiliated fertility centers;
     o   Opening new vein treatment clinics;
     o Increasing revenues and profits at contracted fertility centers and consolidated vein clinics;
     o Increasing sales of Shared Risk Refund, pharmaceutical and treatment financing products to fertility patients; and
     o Leveraging corporate general and administrative costs over a larger base of operations.

     The business strategy of our Fertility Centers segment is to leverage our deep expertise and commitment to improved fertility center performance by providing the best value-specific offerings designed to manage and grow the center within the context of a long-term relationship. The business strategy of our Consumer Segment is to provide products and services that make obtaining high quality fertility treatment easier and more affordable for patients. The business strategy of the Vein Clinic segment is provide technologically advanced care for varicose vein disease to an underserved population through the opening of additional clinics, growing each of the clinics and achieving higher productivity and profitability at each clinic.

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

     Effective July 1, 2007, we expanded the Shady Grove Fertility Center Partner Service arrangement with the addition of the Fertility Center of the Greater Baltimore Medical Center ("Center") in Baltimore, Maryland where we will provide a full range of business, marketing and facility services. Under the terms of the agreement, we purchased the assets of the Center from Greater Baltimore Medical Center and have committed additional resources to support further growth and development of the Center. Under the terms of this agreement, we will be paid service fees comprised of reimbursed costs of services and a fixed percentage of revenues, plus an additional fixed amount of the Center's earnings.

     On August 8, 2007, we acquired all of the outstanding stock of Vein Clinics of America, Inc.(VCA) for a total cost of approximately $29 million in cash and common stock. The results of VCA are included in our financial statements from the date of the acquisition.

     Also on August 8, 2007 we entered into a Second Amended and Restated Loan Agreement with Bank of America. The new term loan is in the amount of $25 million (the proceeds of which were applied to repay our original term loan and finance in part the Vein Clinics of America, Inc. transaction). Interest on the new term loan is at LIBOR plus 2% to 2.75% depending upon the level of the ratio of consolidated debt to EBITDA. The loan agreement also contains provisions for a revolving line of credit in the amount of $10 million. Interest on the revolver is at LIBOR plus 1.5% to 2.5% depending on the level of the ratio of consolidated debt to EBITDA. As of December 31, 2007, no amounts were drawn on the revolver.

     On August 29, 2007, we entered in to a Business Services Agreement to supply a complete range of business, marketing and facility services to the Center for Reproductive Medicine in Orlando, Florida. The Center for Reproductive Medicine a fertility practice comprised of four physicians. Under the terms of this 25-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of CRM's earnings. We also committed up to $1.0 million to fund any necessary capital needs of the practice.

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

      During October 2006, we provided notification that our financial statements for 2005 and the first two quarters of 2006 could not be relied on, and were restated due to an accounting error. The restatements consisted of non-cash adjustments to deferred tax and intangible balances and did not result in any changes to net income or earnings per share for any period. All periods affected by this error have been restated throughout this document.

     In December 2006, we determined that we no longer needed a valuation allowance related to deferred tax assets generated by net operating loss carry-forwards of prior years. As a result, we recorded a tax benefit of $821,000 which reduced our overall tax provision and increased net income by the same amount while adding $0.10 to earnings per share.

2005

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

         On May23, 2005, we declared a 30% stock split effected in the form of a stock dividend for all holders of record as of June 8, 2005. As a result of this dividend, 1,129,541 new shares of common stock were issued on the payment date of June 22, 2005. No fractional shares were issued as all fractional amounts were rounded up to the next whole share. All weighted average shares outstanding and earnings per share calculations in this filing have been restated to reflect this stock split.

Through September 30, 2005, we marketed pharmaceutical products directly to patients throughout our network and we had contracted with a third-party pharmacy to provide certain business services related to the distribution of and accounting for these sales. Effective October 1, 2005, this agreement was terminated and replaced by a new agreement between us and the pharmacy. Under the terms of the new agreement, we were no longer a direct distributor of pharmaceutical products to patients as this function is being performed directly by the pharmacy. Our responsibilities are currently limited to marketing the products for which we receive marketing fees. This compensation approximates our previous contribution from those pharmaceutical sales and services, and will be shown on a "net" rather than "gross" basis. As a result, as of October 1, 2005, we no longer record pharmaceutical sales, the related cost of sales and other costs related to pharmaceutical distribution. As anticipated, this change has resulted in a significant decrease in pharmaceutical revenues and cost of sales; however (assuming the same volume of pharmaceutical products is distributed) contribution from operations and income before income taxes, as well as net income, has been virtually unaffected by this contract change.

Significant Accounting Policies

     Our accounting policies are described in Note 2 of the consolidated financial statements.

Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the years ended December 31, 2007, 2006 and 2005:


                                                       2007      2006    2005
                                                     -------   -------  -------
      Revenues, net:
         Fertility Centers.........................    79.7%    89.2%    81.7%
         Consumer Services.........................    10.9%    10.8%    18.3%
         Vein Clinics..............................     9.4%     0.0%     0.0%
                                                     -------      ------  -----
             Total revenues........................   100.0%   100.0%   100.0%

      Costs of services incurred:
         Fertility Centers ........................    73.1%    82.5%    74.4%
         Consumer Services.........................     8.0%     7.4%    15.9%
         Vein Clinics..............................     8.8%     0.0%     0.0%
                                                     -------    ------   -----
             Total costs of service................    89.9%    89.9%    90.3%

      Contribution:
         Fertility Centers.........................     6.6%     6.7%     7.3%
         Consumer Services.........................     2.9%     3.4%     2.4%
         Vein Clinics..............................     0.6%     0.0%     0.0%
                                                     -------   ------  -----
             Total contribution....................    10.1%    10.1%     9.7%


      General and administrative expenses..........     6.9%     7.4%     7.8%
      Interest income..............................     (.8)%    (.8)%   (0.4)%
      Interest expense.............................      .7%      .6%     0.2%
                                                     -------    ------  -----
             Total other expenses..................     6.8%      7.2%   7.6%

      Income from operations before income taxes...     3.3%      2.9%   2.1%
      Income tax provision.........................     1.2%      0.4%   0.8%
                                                     -------    ------  -----
      Net income ..................................     2.1%      2.5%   1.3%
                                                     =======    ======  =====

Revenues

     For the year ended December 31, 2007, total revenues of $152.0 million increased approximately $25.6 million, or 20.2% from the same period in 2006. We experienced revenue increases in both of our legacy operating segments. Our Fertility Centers revenue increased as a result of growth within the underlying medical practices, and the addition of one new Partner arrangement and the expansion of the Shady Grove contract in 2007. Expansion continued in our Consumer Services segment, driven primarily by the growth of its Shared Risk Refund program. In addition to organic and acquisition growth in these two segments, on August 8, 2007, we acquired Vein Clinics of America, Inc. This leading provider of vein disease treatment became our third operating segment and contributed $14.3 million to our 2007 revenues since its acquisition.

     For the year ended December 31, 2006, the total revenues of $126.4 million were lower by $2.4 million, or 1.8% from the same period in 2005. 2006 saw continued expansion of our Fertility Center operations with revenues up $7.5 million or 7.1% from 2005 levels, and the Shared Risk Refund revenue was up $3.6 million or 43.5% from the prior year. Increases in both operations are generally attributable to higher patient flow as a result of increased marketing efforts. These increases were offset by a $13.4 million reduction of revenues in the Pharmaceutical operations due to a contractual change with the third-party pharmacy we use to process and fulfill orders. As previously disclosed, effective October 1, 2005, we relieved ourselves of the responsibility for being a direct distributor of pharmaceutical products to patients by transferring this obligation directly to the pharmacy and no longer record the sales revenues or related costs. While our new fee structure resulted in a significant decrease in pharmaceutical revenues and cost of sales; our net income as a result of this contract change, has been virtually unaffected by this contract change.

A segment-by-segment discussion is presented below.

Fertility Centers Segment

     In providing clinical care to patients, each of our Partner practices generates patient revenue which we do not report in our financial statements. Although we do not consolidate the physician fertility practice financials with our own, these financials do directly affect our revenues.

The components of our revenue from each of the Partner practices are:

     o A Base Service fee calculated as a percentage of patient revenue as reported by the Partner practice (this percentage varies from 6% down to 3% depending on the level of patient revenues);
     o Cost of Services equal to reimbursement for the expenses which we advanced to the Partner practice during the month (representing substantially all of the expenses incurred by the practice);
     o Our Additional fees which represent our share of the net income of the Partner practice (which varies from 10% to 20% or a fixed amount depending on the Partner practice).

     In addition to these revenues generated from our Fertility Centers, we often receive miscellaneous other revenues related to providing services to medical practices. From the total of our revenues, we subtract the annual amortization of our Business Service Rights, which are the rights to provide Business Services to each of the Partner practices.


     Fertility Center revenues in the year ended December 31, 2007, increased by $8.3 million or 7.4% from the same period in 2006. This compares to an increase of $7.5 million, or 7.1% for the year ended December 31, 2006 over 2005. During both years, growth was largely attributable to organic year-over-year growth in our network of underlying medical practices. Influencing this growth is our focus on increasing patient revenues through effective marketing programs, and focus on expense management which drives operational efficiency and higher contribution margins. Revenues for the year ended December 31, 2007, also benefited from the addition of our newest fertility Partner in Orlando, Florida and the expansion of Shady Grove to the Baltimore, Maryland market. These new arrangements became effective on July 1 and September 1, 2007 and generated more than $2 million in revenues for us in 2007.

     The table below illustrates the components of the Fertility Centers segment revenue in relation to the physician practice financials for 2007, 2006 and 2005 (000's omitted):



                                                                  Twelve Months Ending December 31,
                                                              ---------------------------------------
                                                                2007            2006           2005
                                                              ---------      ---------       --------


                   Physician Financials
     (a)   Patient revenue..................................   $168,653       $152,632       $143,049
     (b)   Cost of services.................................    109,132        102,625         94,531
     (c)   Base service fee.................................      7,791          7,170          6,802
                                                                -------        -------        -------
     (d)   Practice contribution (a-b-c)....................     51,730         42,837         41,716
     (e)   Physician compensation...........................     46,687         38,576         36,241
     (f)   IntegraMed additional fee........................      5,052          4,260          5,348

                   IntegraMed Financials
     (g)   IntegraMed gross revenue (b+c+f)...................  121,975        114,055        106,681
     (h)   Amortization of business service rights............   (1,343)        (1,495)        (1,495)
     (i)   Other revenue......................................      446            207             91
                                                                -------        -------        -------
     (j)   IntegraMed fertility services revenue (g+h+i)......  121,078        112,767        105,277
                                                                =======        =======        =======

     The following summarized quarterly financial data for 2007, 2006 and 2005 is presented for additional analysis and demonstration of the slight seasonality of the fertility division. The volumes in the first quarter of each year are typically lower than the balance of the year as many patients do not wish to prepare for the IVF procedure in the last month of the year resulting in fewer IVF ready patients in January and February. Contributing to the lower volumes are voluntary laboratory closures at year-end at several of our labs to undergo normal maintenance. (in thousands, except New Patient Visits and IVF Cases Completed)


                         Revenues, Net              Contribution           New Patient Visits    IVF Cases Completed
                         -------------              ------------           ------------------    -------------------
                    2007    2006     2005       2007     2006    2005     2007     2006   2005    2007   2006   2005
                    ----    ----     ----       ----     ----    ----     ----     ----   ----    ----   ----   ----

First quarter...  $29,092  $24,497  $25,466   $2,315   $2,056    $2299   5,917    5,303   4,589   3,038  2,433  2,184
Second quarter .   29,728   28,651   25,612    2,526    2,038    2,200   5,867    5,452   4,961   3,088  2,630  2,402
Third quarter...   31,046   28,256   26,652    2,714    2,174    2,542   5,930    5,578   5,222   3,069  2,750  2,498
Fourth quarter..   31,212   28,367   27,647    2,464    2,146    2,336   6,279    5,400   4,976   2,971  2,652  2,537
                 -------- -------- --------  ------   ------    ------  ------   ------  ------  ------ ------  -----
Total year ..... $121,078 $112,767 $105,277  $10,019   $8,410   $9,377  23,993   21,733  19,748  12,166 10,465  9,621
                 ======== ======== ========  =======   ======   ======  ======   ======  ======  ====== ======  =====


Consumer Services Segment


     For the year ended December 31, 2007, revenues of $15.3 million from our Shared Risk Refund program represented over 91% of our Consumer Services Segment revenues. This compares to revenues of $12.0 million, or 88% of Consumer Services revenues in 2006. Revenue growth of $3.2 million or 26.7% is a result of enrolling more patients into the program and maintaining high pregnancy success rates.


     Revenues from our Affiliate program were $1.2 million for the year 2007, which is unchanged from the prior year. Although our Affiliate program produces significant revenues on a stand alone basis, it also serves as a distribution channel for our Shared Risk Refund program and often serves as an introduction to our services for medical practices which move on to become full fertility Partners. As a result of these financial and strategic opportunities, we are dedicating resources and targeting this program for expansion in coming years.


     Pharmaceutical revenue of $0.1 million for the year ended December 31, 2007, was down approximately $0.3 million from the prior period. This decline is a result of decreasing margins due to pharmaceutical cost increases which are not able to be passed on to the consumer as a result of competitive pressures. We view these cost and pricing developments as longer- term market developments and do not expect significant improvement during 2008.

     For the year ended December 31, 2006, the revenues of the Shared Risk Refund program grew $3.6 million or 42.9% over 2005. The growth came from increased patient enrollments, higher pregnancy rates and the expansion of the program to additional Affiliated clinics.


     The 2006 revenues from our Affiliate program of $1.2 million were $0.2 million higher than 2005 due to the net addition of three clinics.


     The 2006 Pharmaceutical Revenue was $0.4 million while the 2005 revenue was $14.2 million. As previously discussed, the reduction is a result of contract changes made in 2005.


     Vein Clinics Segment


     Revenues for the year ended December 31, 2007, represent operating results since this segment was purchased on August 8, 2007. Vein clinic revenues are generally from billings to patients or their insurer for vein disease treatment services, as opposed to the service fees and reimbursed costs earned by our Fertility Centers segment. Revenues reported by VCA on a stand alone basis for the twelve months ended December 31, 2007 were $34.5 million.


     We have included the results of VCA in our financial statements since the date of acquisition, August 8, 2007 For purposes of additional analysis and to demonstrate the significant seasonality of this segment, summarized VCA quarterly data for 2007 and 2006 ( revenues and contribution in thousands) appear below:


                     Revenues, Net             Contribution            Patient Trmt Starts    Total Patient Treatments
                     -------------             ------------           --------------------    ------------------------
                    2007   2006                2007     2006             2007     2006             2007     2006
                    ----   ----                ----     ----             ----     ----             ----     ----

First quarter...   $7,404  $5,345              $266    $(428)           1,887    1,404             13,125   9,043
Second quarter .    9,155   8,395             1,158    1,875            2,162    2,142             14,032   13,261

Third quarter...    8,283   7,294            (1,704) (a) 385            1,932    1,753             12,424   12,047
Fourth quarter..    9,704   7,447               438      809            1,888    1,698             13,943   13,726
                  -------  ------               ---   ------            -----    -----             ------   ------
Total year .....  $35,546 $28,481              $158   $2,641            7,869    6,997             53,524   48,437
                  ======= =======              ====   ======            =====    =====             ======   ======

(a) Includes non-recurring expenses of $2,016,000 related to the sale of the company.


VCA operated 28 clinics at the end of 2007 and 25 at the end of 2006.


     Contribution


     For the year ended December 31, 2007, total contribution of $15.4 million was up approximately $2.6 million, or 20.7% from the same period in 2006. The accelerated contribution growth we experienced in our Fertility Centers segment in 2007 was the result of organic and acquisition growth as well as an improvement in profitability of our Partner practices. The continued growth of our Shared Risk Refund program and the acquisition of Vein Clinics of America in August 2007 were also major contributors to the improvement. Offsetting this growth to some degree, was the continuing reduction in contribution from our Pharmaceutical sales.


     For the year ended December 31, 2006, contribution growth was $0.2 million, or 2%, versus the comparable period in 2005. The contribution growth rate for the year ending December 31, 2006, versus the same period in 2005, of 2.0% was significantly affected by a contractual pricing adjustment with one of our fertility Partners which lowered our 2006 contribution by approximately $0.9 million. In the absence of this pricing adjustment, operating contribution growth in our Fertility and Consumer segments would have been 9.0%.


     A segment-by-segment discussion is presented below.

     Fertility Centers Segment


     Fertility Center contribution for the full year of 2007 increased by approximately $1.6 million, or 19.1% from the same period in the prior year. This increase is primarily attributable to the continued revenue and margin growth of our existing Fertility Centers, and our new fertility markets in Baltimore, Maryland and Orlando, Florida. Contribution growth rates for our existing Partners averaged 14.9% in 2007, versus the prior year. Our new markets entered into during the second half of 2007 generated contribution of more than $400,000.

     The 2006 Fertility Center contribution was $8.4 million, a reduction of $1.0 million from the $9.4 million reported in 2005. Despite higher revenues, the decrease was a result of reaching agreement on a contractual fee cap at one of the practices, reaching the final stage of a phased in fee reduction at three other clinics and additional general and administrative costs designed to support future revenue growth.


     Consumer Services Segment

     Contribution of $4.4 million from our Consumer Services segment in the year ending December 31, 2007, was essentially even with the $4.3 million earned in the prior year. Contribution gains from our growing Shared Risk Refund program, up $0.5 million, or 12.1%, were largely offset by continuing declines in our Pharmaceutical lines, down $0.4 million, or 71.3%. Our Pharmaceutical sales have been impacted by an unfavorable pricing and reimbursement environment and returned total contribution for the year ended December 31, 2007, of slightly over $0.1 million. Going forward we expect this segment's contribution to generally reflect only that of our Shared Risk Refund program.

     The 2006 contribution of the Shared Risk Refund program rose $1.3 million or 47.4%, to $3.9 million compared to $2.6 million for 2005. Higher volumes through increased enrollments as well as favorable pregnancy outcomes in the early treatment cycles drove this performance. Pharmaceutical contribution of $0.5 million, down $0.2 million from 2005 was caused by manufacturer price increases that could not be passed on to the consumer.


     Vein Clinics Segment

     Vein Clinics contribution was 6.9% of their revenue for the period from their acquisition on August 8, 2007 to December 31, 2007. Start up and infrastructure costs associated with our strategy of opening new clinics is impacting this segment's short-term performance. As previously disclosed, we do not expect this acquisition to be accretive to earnings until 2009.


     General and Administrative Expenses

     General and Administrative (G&A) expenses are comprised of salaries, benefits, administrative, regulatory compliance, and operational support costs which are not specifically related to individual division operations or other product offerings. These costs were approximately 68.6%, 73.7% and 79.9% of contribution for the three years ending December 31, 2007, 2006 and 2005, respectively. This declining ratio reflects our continuing efforts to actively manage G&A expenses in an effort to drive economies of scale from growth in total contribution.


     Interest

     Our previously disclosed acquisition of Vein Clinics of America resulted in a use of approximately $14 million of cash from our balance sheet in addition to $17 million of new borrowings. Despite this use of balance sheet cash, average cash balances in 2007 exceeded those of the prior year resulting in an increase in interest income of 17.1%, or $183,000, compared to the same period in 2006. Due to declining interest rates experienced in early 2008 and the expectation of even lower rates later in the year, interest income will be lower in the near-term.

     Interest income of $1.1 million for the year ended December 31, 2006 exceeded that of the prior year by 106.3%, or $0.6 million as a result of both higher average cash balances, as well as a higher level of general interest rates.

      For the year ended December 31, 2007, interest expense increased by 63.5%, or $0.4 million, from the same period in 2006. This increase is directly related to higher debt levels associated with financing our Vein Clinic acquisition, which resulted in net additional borrowings of approximately $17 million. Interest expense in the next few years will be higher as the additional $17 million of debt was only outstanding since August 8, 2007.

     For the year ended December 31, 2006, interest expense increased by 111.8%, or $0.4 million, from the same period in 2005. This decrease was the result of reduced debt level due to scheduled debt payments.


      Income tax provision

     Our provision for income tax was approximately $1.7 million, $0.5 million and $1.0 million for the three years ended December 31, 2007, 2006 and 2005 respectively, or 34.2%, 13.6% and 36.4% of pre-tax income, respectively. Our effective tax rates for all years reflect provisions for both federal and state income taxes. The lower effective tax rate for the year ended December 31, 2006 is mainly due to an $821,000 tax benefit related to the elimination of the valuation allowance on deferred tax assets. We expect the effective tax rate to approximate 38% in 2008.

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


     Off-balance Sheet Arrangements


     FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's") addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As of December 31, 2007, through the acquisition of the Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary. As such we have consolidated these vein clinic operations in our financial statements in accordance with the provisions of FIN 46R. Since we do not have any interest in the individual fertility clinics and we are not the primary beneficiary, we do not consolidate the results of the fertility clinics in our accounts. Also, since we do not have any interest in the captive insurance provider where we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts


     Liquidity and Capital Resources


     As of December 31, 2007, we had approximately $23.7 million in cash and cash equivalents on hand as compared to $32.2 million at December 31, 2006. We had negative working capital of approximately $(2.6) million, at December 31, 2007, a decrease of $14.9 million from working capital of $12.3 million as of December 31, 2006. This change reflects our use of cash in the Vein Clinics of America acquisition.

     Shared Risk Revenue and Other Patient Deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues. These deposits totaled approximately $9.7 million and $6.5 million as of December 31, 2007 and 2006, respectively. These deposits are a significant source of cash flow and represent interest-free financing for us.

     As of December 31, 2007, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements. However, we anticipate upcoming capital expenditures of approximately $5.6 million in 2008. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements.

     We believe that our current working capital level, specifically cash and cash equivalents; is at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

     In August, 2007, as part of our acquisition of Vein Clinics of America, we secured a new $25 million 5-year term loan. Our previous term loan of $7.7 million was paid off in its entirety as part of this agreement. After deducting the previous loan amount, interest and fees, our net funding from Bank of America was $17.0 million. Other features of this credit facility include a $10 million three-year revolving line of credit. As of December 31, 2007, there was no balance outstanding under this revolving line of credit.

     Each component of our amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.00% to 2.75% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable quarterly beginning November 8, 2007 and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2007, interest on the term loan was payable at a rate of approximately 7.45%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.


     Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of December 31, 2007 under the revolving line of credit the full amount of $10.0 million was available, of which none was outstanding.


     In order to mitigate the interest rate risk associated with our new term loan, we entered into an interest rate swap agreement with Bank of America in August 2007 for 50% of the loan amount. The effect of this swap transaction was to effectively fix the interest rate on our term loan at 5.39% plus the applicable margin for the life of the loan.


     Our Bank of America credit facility is collateralized by substantially all of our assets. As of December 31, 2007, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.


     Significant Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations and other commercial commitments at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                       Payments Due by Period (000's omitted)

                                      Total     Less than 1 year      1 - 3 years    4 - 5 years    After 5 years
                                 -------------- ----------------      -----------    -----------    -------------

Notes Payable.................       $ 25,082           $3,584           $10,784         $10,714        $    --
Capital lease obligations.....            378               77               268              33             --
Operating leases..............         62,652            9,402            24,375          13,355         15,520
FertilityPartners capital and
    other obligations.........          5,600            5,600
VCA physician deferred
    compensation..............            693              124               569              --             --
                                      -------          -------           -------         -------        -------
Total contractual cash
    obligations...............        $94,405          $18,787           $35,996         $24,102        $15,520
                                      =======          =======           =======         =======        =======

                                                      Amount of Commitment Expiration Per Period

                                       Total      Less than 1 year    1 - 3 years   4 - 5 years      After 5 years
                                   -------------  ----------------    -----------   ------------    -------------

Unused lines of credit........       $ 10,000          $    --           $10,000        $     --        $    --
                                     ========          =======           =======        ========        =======

     We also have commitments to provide working capital financing to member clinics in our Fertility Centers division. A significant portion of this commitment relates to our transactions with the medical practices themselves. Our responsibilities to the these medical practices are to provide financing for their accounts receivable and to hold patient deposits on their behalf as well as undistributed physician earnings. Disbursements to the medical practices generally occur monthly. The medical practice's repayment hierarchy consists of the following:

     o We provide a cash credit to the practice for billings to patients and insurance companies;
     o We reduce the cash credit for clinic expenses that we have incurred on behalf of the practice;
     o We reduce the cash credit for the base portion of our Service Fee which relates to the Partner revenues;
     o We reduce the cash credit for the variable portion of our Service Fee which relates to the Partner earnings;
     o We disburse to the medical practice the remaining cash amount which represents the physician's undistributed earnings.

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

Recently Issued Accounting Pronouncements

         Please see Note 2 of the consolidated financial statements for a discussion on recently issued accounting pronouncements.


ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of business our interest income and expense items are sensitive to changes in the general level of interest rates. During the third quarter of 2007 we entered into a derivative transaction designed to hedge a portion of our variable interest rate term loan. As a result of this derivative transaction we have partially shielded ourselves from interest rate risks associated with that portion of this loan as the hedge instrument essentially converts that portion of the loan to a fixed rate instrument. We are currently subject to interest rate risks associated with the remaining portion of our term loan as well as our short term investments and certain advances to our fertility Partner clinics, all of which are tied to either short term interest rates, LIBOR or the prime rate. As of December 31, 2007, a one percent change in interest rates would impact our pre-tax income by approximately $100,000 annually.

ITEM 8.    Financial Statements and Supplementary Data

     See Index to Financial Statements on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

     None.

ITEM 9A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision of the Chief Executive Officer and the Chief Financial Officer and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, the evaluation of design effectiveness of controls, the testing of the operating effectiveness of the controls and a conclusion on this evaluation.


       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


       Based on our evaluation under the framework in Internal Control -- Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Amper, Politziner and Mattia, an independent registered public accounting firm, as stated in their report elsewhere in this Form 10-K.

       As permitted by the Exchange Act Rules, we did not conduct an evaluation of the effectiveness of internal controls at our Vein Clinics division as that division came into existence with the acquisition of Vein Clinics of America on August 8, 2007. The effectiveness of internal controls at the Vein Clinic division will be evaluated as of December 31, 2008.

     (b) Changes in internal controls.

       There has been no change in the Company's internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  Other Information

     None.

                                    PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

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

     The other information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2008 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the captions "Election of Directors for a Term of One Year", "Section 16 (a) Beneficial Ownership Reporting Compliance" and "Committees of the Board".

ITEM 11. Executive Compensation

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2008 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the captions "Executive Compensation", "Director Compensation" and "Compensation Committee Interlocks and Insider Participation".

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and
           Related Stockholder Matters

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2008 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption "Security Ownership".

ITEM 13. Certain Relationships, Related Transactions and Director Independence

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2008 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption "Certain Relationships and Related Transactions".

ITEM 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2008 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption "Independent Public Accountants".

                                     PART IV

ITEM 15.  Exhibits and Financial Statement Schedule

         (a)   (1)    Financial Statements.

               (2) The exhibits that are listed on the Index to Exhibits herein which are filed herewith as 10.33; 21; 23.2; 31.1; 31.2; 32.1; and 32.2.

         (b) Exhibits. The list of exhibits required to be filed with this Annual Report on Form 10-K is set forth in the Index to Exhibits herein.

                              FINANCIAL STATEMENTS

                              Item 8 and 15 (a)(1)

                                    Contents

                                                                          Page
INTEGRAMED AMERICA, INC.

        Reports of Independent Registered Public Accounting Firm ........  F-2
        Consolidated Balance Sheets as of December 31, 2007 and 2006.....  F-3
        Consolidated Statements of Operations for the years ended
           December 31, 2007, 2006 and 2005..............................  F-4
        Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 2007, 2006 and 2005..................  F-5
        Consolidated Statements of Cash Flows for the years ended
           December 31, 2007, 2006 and 2005..............................  F-6
        Notes to Consolidated Financial Statements.......................  F-7

FINANCIAL STATEMENT SCHEDULE

        Reports of Independent Registered Public Accounting Firms
           on Financial Statement Schedule II............................  S-1
        Valuation and Qualifying Accounts................................  S-2

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of IntegraMed America, Inc.:

We have audited the accompanying consolidated balance sheets of IntegraMed America, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2007. We have also audited IntegraMed America, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IntegraMed America, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying consolidated financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IntegraMed America, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, IntegraMed America, Inc. and subsidiaries maintained, in all material respects, effective control over financial reporting as of December 31, 2007, based on criteria established in Internal Control- Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), except that we did not perform any auditing procedures on the internal controls over financial reporting of Vein Clinics of America, Inc., a wholly-owned subsidiary of the Company acquired on August 8, 2007.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standard 123 (revised 2004) "Stock Based Compensation." As discussed in Note 13 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Interpretation (FIN) No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of statement of Financial Accounting Standards No. 109."


/s/Amper, Politziner & Mattia, P.C.

March 14, 2008
Edison, New Jersey

PART I -- FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all dollars in thousands, except share amounts)


                                                                                 December 31,  December 31,
                                                                                     2007           2006
                                                                                 ------------  ------------

                                     ASSETS
Current assets:
   Cash and cash equivalents ..................................................   $  23,740    $  32,184
   Patient and other receivables, net .........................................       5,511          445
   Deferred taxes .............................................................       4,460        2,472
   Other current assets .......................................................       4,669        2,927
                                                                                  ---------    ---------
       Total current assets ...................................................      38,380       38,028

   Fixed assets, net ..........................................................      16,912       13,900
   Intangible assets, Business Service Rights, net ............................      22,305       22,854
   Goodwill ...................................................................      29,359           --
   Trademarks .................................................................       4,492           51
   Other assets ...............................................................       1,619          689
                                                                                  ---------    ---------
       Total assets ...........................................................   $ 113,067    $  75,522
                                                                                  =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................   $   1,895    $   1,507
   Accrued liabilities ........................................................      16,679       11,850
   Current portion of long-term notes payable and other obligations ...........       3,661        1,505
   Due to Fertility Medical Practices .........................................       9,043        4,299
   Shared Risk Revenue and other Patient Deposits .............................       9,668        6,526
                                                                                  ---------    ---------
       Total current liabilities ..............................................      40,946       25,687

Deferred tax liability ........................................................       1,819        1,732
Long-term notes payable and other obligations .................................      21,799        7,269
                                                                                  ---------    ---------
       Total Liabilities ......................................................      64,564       34,688

Commitments and Contingencies

Shareholders' equity:
     Common Stock, $.01 par value - 15,000,000 shares authorized in 2007 and
       2006, respectively, 8,572,258 and 8,123,100 shares issued and
       outstanding in 2007 and 2006, respectively .............................          86           81
   Capital in excess of par ...................................................      53,890       49,245
   Other comprehensive loss ...................................................         (82)          (9)
   Treasury stock, at cost - 14,175 and 0 shares in 2007 and 2006, respectively        (165)          --
   Accumulated deficit ........................................................      (5,226)      (8,483)
                                                                                  ---------    ---------
       Total shareholders' equity .............................................      48,503       40,834
                                                                                  ---------    ---------
       Total liabilities and shareholders' equity .............................   $ 113,067    $  75,522
                                                                                  =========    =========


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)
                                   (unaudited)


                                                     For the Year ended
                                            -----------------------------------
                                               2007         2006         2005
                                            ---------    ---------    ---------

Revenues, net
   Fertility Centers ....................   $ 121,078    $ 112,767    $ 105,277
   Consumer Services ....................      16,636       13,671       23,532
   Vein Clinics .........................      14,284           --           --
                                            ---------    ---------    ---------
       Total revenues ...................     151,998      126,438      128,809

Costs of services and sales:
   Fertility Centers ....................     111,059      104,357       95,900
   Consumer Services ....................      12,267        9,348       20,421
   Vein Clinics .........................      13,304           --           --
                                            ---------    ---------    ---------
       Total costs of services and sales      136,630      113,705      116,321
                                            ---------    ---------    ---------

Contribution
   Fertility Centers ....................      10,019        8,410        9,377
   Consumer Services ....................       4,369        4,323        3,111
   Vein Clinics .........................         980           --           --
                                            ---------    ---------    ---------
       Total contribution ...............      15,368       12,733       12,488

General and administrative expenses .....      10,536        9,380        9,973
Interest income .........................      (1,256)      (1,073)        (520)
Interest expense ........................       1,136          695          328
                                            ---------    ---------    ---------
       Total other expenses .............      10,416        9,002        9,781
                                            ---------    ---------    ---------

Income before income taxes ..............       4,952        3,731        2,707
Income tax provision ....................       1,695        1,328          984
Income tax benefit ......................        --           (821)        --
                                            ---------    ---------    ---------
Net income ..............................   $   3,257    $   3,224    $   1,723
                                            =========    =========    =========

Basic and diluted net earnings per share:
   Basic earnings per share .............   $    0.39    $    0.40    $    0.23
   Diluted earnings per share ...........   $    0.39    $    0.39    $    0.22

   Weighted average shares - basic ......       8,310        8,090        7,561
                                            =========    =========    =========
   Weighted average shares - diluted ....       8,410        8,194        7,818
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




                                                           INTEGRAMED AMERICA, INC.
                                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                          (all amounts in thousands)


                                                                  Accumulated
                                    Common Stock     Capital in  Comprehensive  Deferred    Treasury Stock    Accumulated   Total
                                    Shares  Amount  Excess of Par   Income        Comp.     Shares   Amount     Deficit    Equity
                                    ------  ------  -------------   ------        ----      ------   ------     -------    ------

BALANCE AT DECEMBER 31, 2004        7,555    76       48,427           --         (293)       52      (337)    (13,430)    34,443
Stock grants issued, net               65     1          436           --         (451)       --        --          --        (14)
Stock grant compensation expense
   amortization                        --    --           --           --          390        --        --          --        390
Exercise of common stock options      385     3          855           --           --        --        --          --        858
Treasury stock transactions, net        3    --           --           --           --        81      (600)         --       (600)
Net income for the year ended 12/31/05 --    --           --           --           --        --        --       1,723      1,723
                                     ----   ---       ------          ---         ----       ---      ----      ------     ------

BALANCE AT DECEMBER 31, 2005        8,008    80       49,718           --         (354)      133      (937)    (11,707)    36,800
Reclass due to adoption of FAS 123R    --    --         (354)          --          354        --        --          --         --
Stock grants issued, net               85     1           58           --           --        --        --          --         59
Stock grant compensation expense
   amortization                        --    --          405           --           --        --        --          --        405
Exercise of common stock options      187     1          498           --           --        --        --          --        499
Amortization of common stock option
   compensation expense                --    --           87           --           --        --        --          --         87
Unrealized gain (loss) on hedging
  transaction                          --    --           --           (9)          --        --        --          --         (9)
Retirement of Treasury stock, net
   of shares issued upon exercise
   of options or issuance of
   stock grants                      (153)   (1)      (1,167)          --           --      (133)      937          --       (231)
Net income for the year ended 12/31/06 --    --           --           --           --        --        --       3,224      3,224
                                     ----   ---       ------          ---         ----       ---      ----      ------     ------

BALANCE AT DECEMBER 31, 2006       8,127     81       49,245           (9)          --        --        --      (8,483)    40,834
Stock grants issued, net              78     --           --           --           --        19      (228)         --       (228)
Stock grant compensation expense
   amortization                       --     --          558           --           --        --        --          --        558
Exercise of common stock options      35      1          154           --           --        --        --          --        155
Treasury stock transactions, net      (5)    --          (63)          --           --        (5)       63          --         --
Issuance of common stock upon
  acquisition of Vein Clinics
  of America, Inc.                   337      4        3,996           --           --        --        --          --      4,000
Unrealized gain (loss) on
  hedging transaction                 --     --           --          (73)          --        --        --          --        (73)
Net income for the year ended 12/31/07--     --           --           --           --        --        --       3,257      3,257
                                     ----   ---       ------          ---         ----       ---      ----      ------     ------

BALANCE AT DECEMBER 31, 2007       8,572    $86       53,890         $(82)       $  --        14     $(165)    $(5,226)    48,503
                                   =====    ===       ======         ====        =====       ===     ======    =======     ======

         See accompanying notes to the consolidated financial statements


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)


                                                                                            For the
                                                                                      Twelve-month period
                                                                                        Ended December 31,
                                                                                --------------------------------
                                                                                  2007        2006        2005
                                                                                -------    ---------     -------
Cash flows from operating activities:
Net income .................................................................   $  3,257    $  3,224    $  1,723
Adjustments to reconcile net income to net cash provided
    operating activities:
      Depreciation and amortization ........................................      6,450       5,705       5,454
      Deferred income tax provision ........................................        469        (799)      1,421
      Deferred or stock-based compensation .................................        558         492         390

Changes in assets and liabilities --
    Decrease (increase) in assets, net of assets acquired from VCA
      Patient and other accounts receivables ...............................       (378)         45         856
      Prepaids and other current assets ....................................       (736)       (159)       (725)
      Other assets .........................................................       (122)        (99)       (180)

    (Decrease) increase in liabilities, net of liabilities acquired from VCA
      Accounts payable .....................................................       (271)        590         398
      Accrued liabilities ..................................................        (56)      3,827         450
      Due to medical practices .............................................      4,744        (650)      1,571
      Shared Risk and other patient deposits ...............................      2,041       1,787       1,967
                                                                               --------    --------    --------
Net cash provided by operating activities ..................................     15,956      13,963      13,325

Cash flows from investing activities:
Purchase of business service rights ........................................     (2,653)         --      (3,329)
Cash paid to purchase VCA, net of cash acquired ............................    (25,409)         --          --
Purchase of other intangibles ..............................................        (40)        (12)         --
Purchase of fixed assets and leasehold improvements, net ...................     (6,222)     (3,233)     (3,968)
                                                                               --------    --------    --------
Net cash used in investing activities ......................................    (34,324)     (3,245)     (7,297)

Cash flows from financing activities:
    Proceeds from issuance of debt .........................................     25,000          --      10,000
    Debt repayments ........................................................    (15,163)     (1,382)     (5,092)
    Common Stock transactions ..............................................         87         327         285
                                                                               --------    --------    --------
Net cash provided by (used in) financing activities ........................      9,924      (1,055)      5,193
                                                                               --------    --------    --------

Net increase (decrease) in cash and cash equivalents .......................     (8,444)      9,663      11,221
Cash and cash equivalents at beginning of period ...........................     32,184      22,521      11,300
                                                                               --------    --------    --------
Cash and cash equivalents at end of period .................................     23,740      32,184      22,521
                                                                               ========    ========    ========

Supplemental Information:
     Interest paid .........................................................      1,024         695         328
     Income taxes paid .....................................................      1,130         327         165

See Note 7 for a description of the August 8, 2007 acquisition of Vein Clinics of America, Inc and the related issuance of stock.

        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

      IntegraMed America, Inc. is a specialty healthcare services company offering products and services to patients and providers in the fertility and vein care segments of the health industry.

     As of December 31, 2007, our fertility line of business encompasses two of our reporting segments and was comprised of twenty-nine contracted fertility centers in major markets across the United States, with products and services designed to support fertility center growth, products in the pharmaceutical and patient financing areas, a Shared Risk Refund program and captive insurance offerings. Twenty affiliated fertility centers purchase discrete service packages provided by us, and nine fertility centers have access to our entire portfolio of products and services under our comprehensive Partner program. All twenty-nine centers have access to our consumer services, principally pharmaceutical products, our Shared Risk Refund product and patient financing products.

     Our vein clinic division, which began operations in August, 2007, is currently comprised of 28 vein clinics in major markets, which primarily provide advanced treatment for vein diseases.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. With the acquisition of Vein Clinics of America (VCA) in the third quarter of 2007, we reorganized our service offerings into three major product lines, Fertility Centers, Consumer Services and Vein Clinics. In our Fertility Centers Segment, we derive our revenues from business service contracts with independent fertility centers. Our Consumer Services Segment derives its revenues from fees assessed to patients enrolling in our Shared Risk(R) Refund program, fees assessed to affiliated fertility clinics, and the sale of pharmaceutical products to fertility patients. Our Vein Clinics Segment, derives revenues from billings to patients and third party payers for treatment services rendered based upon the amount billed to the patient or their payer less any expected contractual allowances resulting from specified rates contained within payer contracts.

     We report the results of our clinic operations in accordance with FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's"). Since we do not have a controlling financial interest in any of the fertility medical practices to which we provide services, we do not consolidate their results. We do have a controlling financial interest in the operations of each of the vein clinics and therefore consolidate the results of those clinic operations. Accordingly, we report the revenue for patient services only from the vein clinic segment and those fertility patients who enroll in the shared risk services program (included in our consumer services segment).

   Reclassifications-

     With the addition of VCA, we have realigned the way we operate our business into three segments. As a result we have reclassified certain costs for all years presented within the three divisions to reflect this change in our operating structure and to provide a clearer view of each division's operating performance and efficiency. The result of this change is to reduce overall contribution margins and unallocated General and Administrative costs, as reported in previous periods.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Stock split effected in the form of a stock dividend  --

     In May 2007 and June 2006 we effected a 25% stock split in the form of a stock dividend, and in June 2005, we effected a 30% stock split in the form of a stock dividend. Where applicable we have restated our capital accounts, shares outstanding, weighted average shares and earnings per share calculations for all years in these financial statements and related footnotes to reflect these transactions.

   Revenue Recognition --

     Fertility Centers - Partner service fees

     Under all of our fertility Partner agreements, we receive as compensation for our services a three-part fee comprised of: (i) a tiered percentage of the fertility centers net revenues, (ii) reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center) and (iii) a either a fixed percentage, or a fixed dollar amount of the fertility centers earnings after services fees, which may be subject to further limits. All revenues from Partner contracts are recorded in the period services are rendered. Direct costs incurred by us in performing our services and costs incurred on behalf of the medical practices are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed.

     Consumer Services - Affiliate Service Fee

     Under our Affiliate agreements, we receive as compensation for our services a fixed fee dependent upon the level of service provided. All revenues and costs from Affiliate contracts are recorded in the period services are rendered.

     Consumer Services - Shared Risk Refund Program

     The Shared Risk Refund program consists of a fertility treatment package that includes a fixed number of treatment cycles for one fixed price with a significant refund if the patient does not take home a baby. We receive payment directly from consumers who qualify for the program and pay contracted fertility centers a defined reimbursement for each treatment cycle performed. Partial revenue is recorded upon the initiation of treatment, with remaining revenues recorded upon patient's becoming pregnant. A reserve based on historic outcomes is maintained for potentially refundable amounts if patients do not take home a baby. Expenses related to the program are recorded as incurred.

     Consumer Services - Pharmaceutical Sales

     Revenues and related expenses from pharmaceutical sales are recorded upon shipment to customers. Prior to October 1, 2005, these revenues represented the actual sales value of the pharmaceuticals sold and we recorded cost of sales equal to the product cost. Subsequent to October 1, 2005 and as a result of an amendment to our agreement with the supplier of these products, our revenues are comprised of marketing fees related to these pharmaceutical sales, and we not longer have a cost of sales component. These marketing fees approximate our previous contribution from those pharmaceutical sales and services, and are shown on a "net" rather than "gross" basis. As a result, as of October 1, 2005, we no longer record pharmaceutical sales, the related cost of sales and other costs related to pharmaceutical distribution. As anticipated, this change has resulted in a significant decrease in pharmaceutical revenues and cost of sales; however (assuming the same volume of pharmaceutical products is distributed) contribution from operations and income before income taxes, as well as net income, has been virtually unaffected by this contract change.

     Consumer Services - Patient Financing

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


     Vein Clinics - Patient Revenues and Accounts Receivable and Allowance for
       Uncollectible Accounts

     Our relationship with the individual medical practices comprising our vein care division meets the test for consolidation under FIN 46 "Consolidation of Variable Interest Entities". Among these tests is the fact that we hold a controlling financial interest in the medical practices, we are the primary beneficiary of the results of the practices and we are obligated to absorb any losses of the practices. As a result of these relationships, we consolidate the medical practice's patient revenues in our financial statements. These revenues are derived from the treatment of individual patients and revenue is recognized when the services are performed, net of estimated contractual allowances and estimated uncollectible accounts.

     The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. Payment arrangements include prospectively determined rates for reimbursed cost and discounted charges. Net patient service revenue is reported at the estimated net realizable amounts from patients and third-party payors.

     A summary of the payment arrangements with major third-party payors follows:

     o Medicare: All outpatient services related to Medicare beneficiaries are paid based on a fixed physician fee schedule per service which is updated annually.

     o Other: Estimates for contractual allowances under managed care health plans are based primarily on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

     Approximately 19%, of gross patient revenues of the Vein Clinics Division for the year ended December 31, 2007, related to services rendered to patients covered by the Medicare program.

     Laws and regulations governing the Medicare program are complex and subject to interpretation. Management believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation.


     Our accounts receivable are primarily comprised of patient and third-party receivables arising from services provided by our vein care division. Receivables due from third-party payers are carried at an estimated collectible value determined by the original charge for the service provided, less an estimate for contractual allowances or discounts provided to the third-party payers. Receivables due directly from patients are carried at the original charge for the service provided less an estimated allowance for uncollectible amounts. Contractual allowance and uncollectible reserve amounts are determined based on historical collection performance data and are reviewed and adjusted monthly as necessary.

   Vein Clinics - Deferred Compensation Arrangements

     The Professional Corporations providing medical services at the clinics have entered into employment agreements with physicians at clinic sites providing for deferred compensation to be accumulated over a physician's first five years of employment. Accumulated balances are paid out during the years following this term. These obligations are funded in physician designated investment accounts and are recorded as accrued liabilities. At December 31, 2007, these obligations totaled $693,000.

     The deferred compensation at December 31, 2007 is payable in future years are as follows (000's omitted):

              2008...........................................    $124
              2009...........................................     236
              2010...........................................     171
              2011...........................................     162
              2012...........................................      --
              Thereafter.....................................      --
                                                                 ----
              Total payments.................................    $693
                                                                 ====

   Intangible and Long-Lived Assets -

     Our intangible assets are comprised of Business Service Rights associated with our fertility Partner contracts, Goodwill associated with our acquisition of Vein Clinics of America, Inc., and Trademarks also principally associated with our Vein Clinic acquisition.

     Business service rights represent payments we made for the right to service certain fertility centers. We amortize our non-refundable Business Service Rights on a straight-line basis over the life of the underlying contract, usually ten to twenty five years. Our refundable Business Service Rights are not amortized as they are contractually collectable from the medical practice upon termination of the underlying contract. Our Goodwill and Trademark assets associated with the Vein Clinics of America, Inc. acquisition are deemed to have indefinite lives and are therefore not amortized.

     We test all of our intangible and long-lived assets for impairment on a regular basis in accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If we record an impairment loss, it may have a material adverse effect on our results of operations for the year in which the impairment is recorded. As of December 31, 2007, none of our long lived assets were deemed to be impaired.

   Use of Estimates -

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The use of estimates and assumptions in the preparation of the accompanying consolidated financial statements is primarily related to the determination of net accounts receivable and reserves for estimated refunds due to pregnancy loss in our Shared Risk Refund Program.

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

   Stock based employee compensation --

     Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" (APB 25"), and related interpretations and disclosure provisions of Statement of Accounting Standards SFAS 123 "Accounting For Stock-Based Compensation". Under this pronouncement, no compensation expense related to stock option plans was reflected as a charge to our earnings as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for non-vested restricted stock grants was recorded based on its market value on the date of grant and was charged to earnings ratably over the vesting period. Upon the grant of non-vested restricted stock, deferred compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period.

     On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" ("SFAS 123R") which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values.

     We currently account for our stock option plans under the provisions of Financial Accounting Standard (FAS) 123 (revised 2004), "Accounting for Stock-Based Compensation", and FAS 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure". Under the Prospective transition method we selected, fair value accounting is applied to all new stock grants and modifications to old grants since January 1, 2003, with footnote disclosure of pro-forma net income and EPS for any pre-adoption grants, as demonstrated in the table below. Since no options have been granted in the years ended December 31, 2007, 2006 or 2005, there are no new compensatory charges to be recorded. However, under the provisions of these standards, we did record a pre-tax charge to income of approximately $87,000 during the year ended December 31, 2006, relating to the options issued in 2002, which became fully vested during 2006. As of December 31, 2007, there was no unamortized stock compensation expense related to stock options.

     The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation at the beginning of 2005. (000's omitted, except per share amounts):

                                                         For the
                                                   twelve-month period
                                                    ended December 31,
                                                ---------------------------
                                                 2007      2006      2005
                                                ------   -------   --------
Net Income, as reported ....................   $ 3,257   $ 3,224   $   1,723

Less:  Stock-based compensation
determined under the fair value based method
net of related tax effects .................      --        --          (176)
                                               -------   -------   ---------

Pro forma net income .......................   $ 3,257   $ 3,224   $   1,547
                                               =======   =======   =========

Earnings per share:
     Basic-as reported .....................   $  0.39   $  0.40   $    0.23
                                               =======   =======   =========
     Basic-pro forma .......................   $  0.39   $  0.40   $    0.20
                                               =======   =======   =========

     Diluted-as reported ...................   $  0.39   $  0.39   $    0.22
                                               =======   =======   =========
     Diluted-pro forma .....................   $  0.39   $  0.39   $    0.20
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


     During  the years  ended  December  31,  2007,  2006 and  2005,  we issued restricted stock grants to selected officers and members of the Board of Directors. These stock grants vest over a three, five or ten year period for officers, with grants to directors vesting immediately. These grants are valued at the closing market price on the date granted with the associated compensation expense is recognized ratably over the applicable period. Compensation expense recognized in connection with the restricted stock grants for the years ended December 31, 2007, 2006 and 2005 was $558,000, $405,000 and $390,000
respectively. At December 31, 2007, the remaining unamortized stock compensation expense for stock grants was $1,176,000 which will be recognized over a weighted average life of 4.1 years.

   Concentrations of credit risk --

     Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of trade receivables from patients and third-party payers which totaled approximately $12.2 million and $0.5 million as of December 31, 2007 and 2006 respectively. Our related reserves for uncollectible accounts and contractual allowances totaled $6.7 million and $0 as of December 31, 2007 and 2006 respectively. The increase in receivables and related reserves is wholly related to our acquisition of Vein Clinics of America, Inc., in the third quarter of 2007.

   Income taxes --

     We account for income taxes utilizing the asset and liability approach in accordance with Financial Accounting Standards No. 109, "Accounting For Income Taxes" (FAS 109). Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The income tax provision is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in our deferred tax assets and liabilities. (See Note
13).

   Earnings per share --

     We determine earnings per share in accordance with Financial Accounting Standards No. 128) "Earnings Per Share" (FAS 128) Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares, and potential common shares, outstanding during the reporting period. (See Note 14)

   Fair value of financial instruments --

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

     As of December 31, 2007 and 2006, the carrying amount of our long-term liabilities approximates the fair value of such instruments based upon our best estimate of interest rates that would be available to us for similar debt obligations with similar maturities.

   New accounting pronouncements --

Recently Issued Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for us on January 1, 2008. We do not anticipate any significant impact to our financial position or results of operations as a result of applying this statement.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for us on January 1, 2008. We do not anticipate any significant impact to our financial position or results of operations as a result of applying this statement.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51Fair Value Measurements." The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements concerning a noncontrolling interest, sometimes called a minority interest, included in the equity of a subsidiary. The Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We do not anticipate any significant impact to our consolidated financial statements as a result of applying this statement.

     In December 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1, "Accounting for Collaborative Arrangements." EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-1 will be adopted in 2009. We are in the process of evaluating the impact, if any, of adopting EITF 07-1 on our financial statements.

NOTE 3 -- SEGMENT INFORMATION:

     We follow the requirements contained in Statement of Financial Accounting Standards (SFAS) No.131, "Disclosures about Segments of an Enterprise and Related Information", with respect to identifying and reporting business segments. This statement requires that segment reporting reflect our organizational structure, major revenue sources, lines of responsibility and senior management's perspective of an organization. With the acquisition of Vein Clinics of America (VCA) during the third quarter of 2007, we reorganized our service offerings into three major product lines: Fertility Centers, Consumer Services and Vein Clinics. Each of the operating segments includes an element of overhead specifically associated with it. Such overhead costs were previously reported as General and Administrative costs, and have been reclassified in all periods presented to conform with our restructuring of the business units.

Performance by segment, for the three years ended December 31 2007, 2006 and 2005 are presented below (000's omitted):

                                           Fertility       Consumer       Vein
                                            Centers        Services      Clinics    Corp G&A   Consolidated
                                            -------        --------      -------    --------   ------------
For the Year ended December 31, 2007
     Revenues ..........................   $ 121,078     $  16,636    $  14,284    $    --      $ 151,998
     Cost of Services ..................     111,059        12,267       13,304         --        136,630
                                           ---------     ---------    ---------    ---------    ---------
     Contribution ......................      10,019         4,369          980         --         15,368
     Operating Margin ..................         8.3%         26.3%         6.9%        --           10.1%

     General and administrative ........        --            --           --         10,536       10,536
     Interest (income) expense, net ....        (203)         --              2           81         (120)
                                           ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .   $  10,222     $   4,369    $     978    $ (10,617)   $   4,952
                                           =========     =========    =========    =========    =========
     Depreciation expense included above   $   4,003     $       3    $     255    $     846    $   5,107
     Capital expenditures, net .........   $   4,654     $    --      $     906    $     662    $   6,222
     Total assets ......................   $  42,586     $     888    $  44,786    $  24,807    $ 113,067


                                           Fertility      Consumer         Vein
                                            Centers       Services        Clinics     Corp G&A    Consolidated
                                            -------       --------        -------     --------    ------------
For the Year ended December 31, 2006
     Revenues ..........................   $ 112,767     $  13,671     $      --     $    --      $ 126,438
     Cost of Services ..................     104,357         9,348            --          --        113,705
                                           ---------     ---------     -----------   ---------    ---------
     Contribution ......................       8,410         4,323            --          --         12,733
     Operating Margin ..................         7.5%         31.6%           --          --           10.1%

     General and administrative ........        --            --              --         9,380        9,380
     Interest (income) expense, net ....        (279)         --              --           (99)        (378)
                                           ---------     ---------     -----------   ---------    ---------
     Income (loss) before income taxes .   $   8,689     $   4,323     $      --     $  (9,281)   $   3,731
                                           =========     =========     ===========   =========    =========
     Depreciation expense included above   $   3,594     $       2     $      --     $     614    $   4,210
     Capital expenditures, net .........   $   2,158     $    --       $      --     $   1,075    $   3,233
     Total assets ......................   $  41,458     $     995     $      --     $  33,069    $  75,522

For the Year ended December 31, 2005
     Revenues ..........................   $ 105,277     $  23,532     $      --     $    --      $ 128,809
     Cost of Services ..................      95,900        20,421            --          --        116,321
                                           ---------     ---------     -----------   ---------    ---------
     Contribution ......................       9,377         3,111            --          --         12,488
     Operating Margin ..................         8.9%         13.2%           --          --            9.7%

     General and administrative ........        --            --              --         9,973        9,973
     Interest (income) expense, net ....        (347)           (6)           --           161         (192)
                                           ---------     ---------     -----------   ---------    ---------
     Income (loss) before income taxes .   $   9,724     $   3,117     $      --     $ (10,134)   $   2,707
                                           =========     =========     ===========   =========    =========
     Depreciation expense included above   $   3,538     $    --       $      --     $     421    $   3,959
     Capital expenditures, net .........   $   3,097     $    --       $      --     $     871    $   3,968
     Total assets ......................   $  41,207     $   2,434     $      --     $  22,992    $  66,633

NOTE 4 -- SIGNIFICANT SERVICE CONTRACTS:

     For the years ended December 31, 2007, 2006, and 2005 the following fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

                                           Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2007      2006       2005         2007      2006       2005
                                        -------   ------     ------       -------   ------     ------
     R.S.C. of New England..........      8.9      10.7        9.6         10.3       11.5      12.8
     Fertility Centers of Illinois..     18.9      21.9       20.3         14.4       15.4      13.7
     Shady Grove Fertility Center...     21.1      22.6       21.1         19.2       18.0      25.4

NOTE 5 -- FIXED ASSETS, NET:

     Fixed assets, net at December 31, 2007 and 2006 consisted of the following (000's omitted):
                                                            2007         2006
                                                           ------      -------

   Furniture, office and computer equipment...........     17,158      $10,199
   Medical equipment..................................      6,686        5,635
   Leasehold improvements.............................     19,091       16,000
   Construction in progress...........................        148            3
   Assets under capital leases........................         --          810
                                                          -------      -------
     Total............................................     43,083       32,647
   Less -- Accumulated depreciation and amortization..    (26,171)     (18,747)
                                                          -------      -------
                                                          $16,912      $13,900
                                                          =======      =======

     Our fixed assets are depreciated on a straight line basis. We generally assign useful lives of five years to assets classified as furniture, fixtures, office and medical equipment. Assets classified as computer hardware and software are generally assigned a three year useful life and leasehold improvements are depreciated over the lesser of their useful life, or the term of the lease.

     Depreciation expense on fixed assets for the years ended December 31, 2007 and 2006 was $5,107,000, and $4,210,000, respectively. Assets under capital leases primarily consisted of computer and medical equipment. Accumulated amortization related specifically to capital leases at December 31, 2007 and 2006 was $59,000 and $745,000, respectively.

     During the year ended December 31, 2007, we sold a variety of fixed assets with an original cost of $756,000 to one of our Partner clinics. No gain or loss was recorded on this transaction as the sales value was equal to the assets net book value of $514,000.

NOTE 6 -- BUSINESS SERVICE RIGHTS:

     Business Service Rights, net at December 31, 2007 and 2006 consisted of the following (000's omitted):

                                                     2007         2006
                                                    -------     -------

     Business Service rights, net...............    $33,255     $32,644
     Less accumulated amortization..............    (10,950)     (9,790)
                                                    -------     -------
         Total..................................    $22,305     $22,854
                                                    =======     =======

     For the twelve months ended December 31, 2007 and 2006, amortization expense related to our Business Service Rights totaled approximately $1.3 million and $1.5 million, respectively. We amortize our non-refundable Business Service Rights over the life of the applicable contract. Refundable Business Service Rights, which totaled approximately $5.2 million as of December 31, 2007, are not amortized because the amount of the business service rights are repaid to us in the event of termination of the contract.

     Amortization expense of our Business Service Rights in future years are as follows (000's omitted):

              2008...........................................   1,297
              2009...........................................   1,296
              2010...........................................   1,295
              2011...........................................   1,295
              2012...........................................   1,295
              Thereafter.....................................  10,652
                                                              -------
              Total payments................................. $17,130
                                                              =======
     .
     We do test our Business Service Rights for impairment on a regular basis in accordance with FAS 144 "Accounting for the Impairment and Disposal of Long-Lived Assets". To date, no impairment charges have been recognized.

NOTE 7 - ACQUISITION OF VEIN CLINICS OF AMERICA, INC.:

     On August 8, 2007, IntegraMed acquired 100 percent of the outstanding common shares of Vein Clinics of America, Inc. (VCA). Established in 1981, the physicians of Vein Clinics of America believe that pursuing excellence in the treatment of vein disorders requires a full-time commitment. With this acquisition we will also become the country's leading provider of services to the vein disease segment in the health care market. At the date of the acquisition, Vein Clinics operated 27 clinics in 11 states. This acquisition is also expected to generate operational efficiencies in the form of cost reductions through economies of scale and resource sharing opportunities for both organizations. Purchase accounting principles in accordance with FAS 141-

"Business Combinations" were applied and accordingly, only the results of VCA operations subsequent to its acquisition are included in the accompanying financial statements.

     The goodwill of $29.4 million arising from this acquisition consists largely of the market potential expected from the operations and enhanced resources of VCA. All of this goodwill was assigned to VCA's vein care operations, with none of the goodwill expected to be deductible for income tax purposes.

     The following table summarizes the consideration paid for VCA and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (000's omitted):

     Consideration Paid
              Cash..............................................    $23,971
              Common Stock (1)..................................      4,000
         Fair value of total consideration......................     27,971

         Acquisition related costs and tax adjustments..........      1,020
                                                                    -------
         Total acquisition consideration including
              costs to be allocated.............................    $28,991
                                                                    =======

     Recognized amounts of identifiable assets acquired and liabilities assumed

         Financial assets (cash, receivables and
              prepaid expenses).................................    $ 5,641
         Inventories............................................        564
         Fixed assets...........................................      1,840
         Other assets...........................................        165
         Trademarks.............................................      4,400
         Financial liabilities (payables and deferred revenue)..     (1,928)
         Accrued liabilities and physician compensation.........     (4,266)
         Debt ..................................................     (6,784)
                                                                     ------
         Total identifiable assets (liabilities) at
            estimated fair value................................       (368)
         Goodwill...............................................     29,359
                                                                     ------
         Total acquisition related costs allocated..............    $28,991
                                                                    =======

(1) Comprised of 336,700 shares of IntegraMed common stock valued as of the average closing price for the ten trading days ending on the third trading day immediately preceding the acquisition date.

     In addition to the total consideration of $29.0 million described above, additional contingent consideration may be payable to the sellers based on VCA's operating performance for the years ended December 31, 2007, and 2008. This additional consideration takes the form of independent annual Earn-Out payments and is based on a multiple of VCA's EBITDA above stated thresholds, subject to reduction based on new clinic openings as further described in the underlying purchase agreement. As of December 31, 2007 there was no additional consideration payable for the year ended December 31, 2007. The potential of incurring additional contingent payments for the year ended December 31, 2008 and their expected fair value of that payment, if any, is unknown.

     The fair value of the financial assets acquired includes receivables with an estimated collectable value of $4.5 million, and mutual fund investments held for the benefit of various physicians of $0.6 million. The funds held for the benefit of physicians are pursuant to a non-qualified deferred compensation plan. A corresponding liability has been recorded for the future payment of these funds.

     The fair value of the acquired identifiable intangible trademark of $4.4 million represents the fair value assigned to the Vein Clinic's trade name. This trademark is not amortized as it is deemed to have an indefinite life.

     The fair value of the financial liabilities includes patient deposits and unapplied funds totaling $1.1 million. This balance represents funds received from patients prior to the performance of vein treatment services and potential patient refunds of balances collected in excess of treatment fees.

     The following pro forma data reflects the consolidated revenue and earnings of IntegraMed America, Inc, and Subsidiaries had the VCA acquisition date been January 1, 2005(000's omitted):

                                                                                 Basic
                                                                               Earnings
                                                       Revenue    Net Income    per share
                                                       -------    ----------    ---------

Supplemental pro forma for 01/01/2007 to 12/31/2007     172,101     3,676         $0.44
Supplemental pro forma for 01/01/2006 to 12/31/2006     154,919     3,710         $0.44
Supplemental pro forma for 01/01/2005 to 12/31/2005     153,971       529         $0.07


     We test our goodwill for impairment in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." This test consists of a two-step process. The first step is to identify potential impairment by comparing the fair value of the underlying asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying amount, the intangible asset is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the intangible with the carrying amount of that intangible. If the implied fair value is less than the carrying amount, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the intangible over its implied fair value. To date we have not recorded any impairment losses.

NOTE 8 -- TRADEMARKS AND OTHER INTANGIBLES, NET:

     Trademarks and other intangibles, net at December 31, 2007 and 2006 consisted of the following trademark items (000's omitted)

                                                           2007         2006
                                                          ------       -----

          Fertility Centers ..........................       $92        $ 51
          Vein Clinics of America (VCA)...............     4,400          --
                                                          ------        ----
              Total...................................    $4,492        $ 51
                                                          ======        ====

     We do not amortize our trademarks as they have an indefinite useful life. We do test our trademarks for impairment on a regular basis in accordance with FAS 144 "Accounting for the Impairment and Disposal of Long-Lived Assets". To date, no impairment charges have been recognized.

     NOTE 9 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 2007 and 2006 consisted of the following (000's omitted):

                                                                      2007         2006
                                                                     ------       ------

         Accrued payroll......................................       $4,286       $4,100
         Accrued employee incentives and benefits.............        3,062        2,745
         Accrued vacation.....................................          300           --
         Accrued physician incentives (VCA)...................        2,542           --
         New physician recruitment............................          103           50
         Accrued costs on behalf of medical practices.........        1,884          830
         Accrued rent.........................................          892          827
         Accrued professional fees............................          390          491
         Accrued insurance ...................................          196          109
         Reserves for estimated Shared Risk patient refunds...          953          705
         Accrued federal and state taxes......................          424           89
         Other accrued taxes..................................          350          757
         Other (1)............................................        1,297        1,147
                                                                    -------      -------
         Total accrued liabilities............................      $16,679      $11,850
                                                                    =======      =======

         (1) Individually represents less than 5% of total accrued liabilities.

NOTE 10 - DUE TO MEDICAL PRACTICES:

     Due to Medical Practices is comprised of the net amounts owed by us to fertility medical practices contracted as Partners. This balance is comprised of amounts due to us by the medical practices for funds which we advanced for use in financing their accounts receivable, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.
     As of December 31, 2007 and December 31, 2006, Due to Medical Practices was comprised of the following balances (000's omitted):
                                                          2007         2006
                                                         ------      --------

       Advances to Partners..........................   $(15,585)   $(12,732)
       Undistributed Physician Earnings..............      6,338       2,839
       Physician practice patient Deposits...........     18,290      14,192
                                                          ------      ------
       Due to Medical Practices, net.................     $9,043      $4,299
                                                          ======      ======

NOTE 11 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

      Debt at December 31, 2007 and 2006 consisted of the following (000's omitted):

                                                           2007         2006
                                                           -----       ------

         Note payable to bank............................. $25,000     $8,690
         Derivative Fair valuation adjustment.............      82          9
         Obligations under capital lease..................     378         75
                                                           -------     ------

         Total notes payable and other obligations........ $25,460     $8,774
         Less -- Current portion..........................  (3,661)    (1,505)
                                                           -------     ------

         Long-term notes payable and other obligations.... $21,799     $7,269
                                                           =======     ======

   Note payable to Bank --

     In August, 2007, as part of our acquisition of Vein Clinics of America, we secured a new $25 million 5-year term loan. Our previous term loan of $7.7 million was paid off in its entirety as part of this agreement. After deducting the previous loan amount, interest and fees, our net funding from Bank of America was $17.0 million. Other features of this credit facility include a $10 million three-year revolving line of credit. Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of December 31, 2007 under the revolving line of credit the full amount of $10.0 million was available, of which none was outstanding.


     Each component of our amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.00% to 2.75% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable quarterly beginning November 8, 2007 and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2007, interest on the term loan was payable at a rate of approximately 7.45%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.


     In order to mitigate the interest rate risk associated with our new term loan, we entered into an interest rate swap agreement with Bank of America in August 2007 for 50% of the loan amount, or $12.5 million. The effect of this swap transaction was to effectively fix the interest rate on our term loan at 5.39% plus the applicable margin for the life of the loan. See Note 12.


     Our Bank of America credit facility is collateralized by substantially all of our assets. As of December 31, 2007, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

   Debt Maturities --

     At December 31, 2007, aggregate note payments, including capital lease obligation payments, in future years were as follows (000's omitted):


         2008...........................................   3,661
         2009...........................................   3,717
         2010...........................................   3,667
         2011...........................................   3,667
         2012...........................................  10,748
         Thereafter.....................................      --
                                                         -------
         Total payments................................. $25,460
                                                         =======

   Leases --

     Our capital lease obligation relates to medical equipment acquired for certain vein care clinics.

     We maintain operating leases for our corporate headquarters and for medical office space for our Partner and our vein clinic centers. We also have operating leases covering certain medical equipment. Aggregate rental expense under operating leases was approximately $10.7 million, $9.3 million, and $8.0 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

     At December 31, 2007, the minimum lease payments for assets under capital and non-cancelable operating leases in future years were as follows (000's omitted):

                                                    Capital     Operating
                                                    -------     ---------

     2008....................................        $101        $9,402
     2009....................................          95         8,728
     2010....................................         109         8,092
     2011....................................         102         7,555
     2012....................................          33         7,126
     Thereafter..............................          --        21,749
                                                     ----       -------
     Total minimum lease payments............        $440       $62,652
                                                                =======
     Less -- Amount representing interest....          62
                                                     ----
     Present value of minimum lease payments         $378
                                                     ====


NOTE 12 - INTEREST RATE HEDGING TRANSACTION:

     In the normal course of business we are exposed to the risk that our earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments.


     During the second quarter of 2006 we entered into an interest rate swap agreement designed to hedge the risks associated with our floating rate debt. During the third quarter of 2007, this agreement was terminated and a new agreement was negotiated as part of our new bank term loan. As a result of these agreements, our net income includes financing costs associated with these transactions of approximately $14,000, $13,000 and $0 in the years ending December 31, 2007, 2006 and 2005, respectively. We expect to record additional financing costs associated with this swap agreement of approximately $240,000 over the coming twelve months, given current interest rate forecasts. The additional financing costs associated with the swap agreement are expected to be offset by lower interest rate charges on the underlying term loan. In addition to the costs included in our reported net income, this hedge also generated un-recognized loss of approximately $73,000, $9,000 and $0 in the years ending December 31, 2007, 2006 and 2005, respectively which is reported as part of our comprehensive income.


     We deem this hedge to be highly effective as it shares the same valuation, termination date and amortization schedule as the underlying debt subject to the hedge. In addition the swap transaction was structured such that the change in fair value of the swap inversely mimics the hedged item. As of December 31, 2007, we had no other hedge or derivative transactions.


The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):

                                                                     For the twelve-month period ending
                                                                                December 31,
                                                                    ------------------------------------
                                                                      2007          2006         2005
                                                                    --------       -------      --------

       Net income as reported...................................     $3,257         $3,224        $1,723
       Net un-recognized gain (loss) on derivative transactions.        (73)            (9)           --
                                                                    -------         ------        ------

       Total comprehensive income...............................    $ 3,184         $3,215        $1,723
                                                                    =======         ======        ======

NOTE 13 -- INCOME TAXES:

     The provision for income taxes consisted of the following (000's omitted):

                                                                      For the years ended December 31,
                                                                    -----------------------------------
                                                                      2007           2006        2005
                                                                    --------        ------      -------
       Current taxes:
         Federal................................................     $1,049           $811       $ (393)
         State..................................................        391            575            37
                                                                     ------         ------       -------
           Total current tax expense (benefit)..................     $1,440         $1,386       $ (356)
                                                                     ------         ------       -------

       Deferred taxes:
         Federal................................................       $414          $(506)       $1,176
         State..................................................       (159)          (373)          164
                                                                     ------         ------       -------
           Total deferred tax expense (benefit).................       $255          $(879)       $1,340
                                                                     ------         ------       -------

       Total tax provision......................................     $1,695           $507          $984
                                                                     ======           ====          ====

     The financial statement income tax provision differed from income taxes determined by applying the statutory federal income tax rate to the financial statement income before income taxes for the years ended December 31, 2007, 2006 and 2005 primarily as a result of the following (000's omitted):

                                                                      For the years ended December 31,
                                                                     ------------------------------------
                                                                       2007         2006           2005
                                                                     --------     --------        -------

       Provision at U.S. federal statutory rate...............       $1,684        $1,268         $  948
       State income taxes, net of federal tax effect..........          121           133            138
       Non-deductible expenses................................           62            57             60
       Tax-exempt interest income.............................         (199)         (129)            --
       Adjustment to deferred tax assets......................           --           (53)           257
       Change in Fin 48 liability.............................           27            --             --
       Other  ................................................           --            (1)            --
       Change in deferred tax asset valuation allowance.......           --          (768)          (419)
                                                                     ------          ----           ----
       Income tax expense.....................................       $1,695          $507           $984
                                                                     ======          ====           ====

     Significant components of the deferred tax assets (liabilities) at December 31, 2007 and 2006 were as follows (000's omitted):
                                                           December 31,
                                                       -------------------
                                                        2007         2006
                                                       ------       ------
     Deferred tax assets
         Net operating loss carry forwards..........    $109       $1,091
         Tax credit carry-forwards..................      --          173
         Temporary book to tax differences..........   4,407        3,286
                                                       -----        -----
             Total deferred tax assets..............   4,516        4,550
                                                       -----        -----

     Deferred tax liabilities
         Depreciation and amortization..............  (1,613)      (3,746)
         Other......................................     (58)         (64)
                                                      ------       ------
             Total deferred tax liabilities.........  (1,671)      (3,810)
                                                      ------       ------
     Net deferred tax asset.........................  $2,845      $   740
                                                      ======      =======

     At December 31, 2007, we had Federal net operating loss carry forwards of approximately $1.2 million, which expire in 2009 through 2026. A portion of this net operating loss carry-forward is limited under Internal Revenue code Section 382 due to an ownership change occurring in 1997.

     We assess the realizability of our deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results in order to determine the proper amount, if any, required for a valuation allowance. As a result of this assessment, we believe that it is more likely than not, given the weight of available evidence, that all of our deferred tax assets will be realized. We will continue to assess the realizability of our deferred tax assets at each interim and annual balance sheet date in order to determine the proper amount, if any, required for a valuation allowance. As of December 31, 2006, we concluded that we no longer require a valuation allowance against our deferred tax assets.

     Effective January 1, 2007, we adopted Financial Accounting Standards Board
(FASB) Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have a material impact on our financial statements.

     We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2004 through 2007 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2003 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations.

     A reconciliation of the unrecognized tax benefits for the year ended December 31, 2007 follows:

                                                       Unrecognized Tax Benefits
                                                      -------------------------
                                                            (000s omitted)

Balance as of January 1, 2007                                     $122
            Additions for current year tax positions                39
            Additions for prior year tax positions                  --
            Reductions for prior year tax positions                 (3)
            Reductions related to expirations of statute
                of limitations                                     (11)
            Additional interest                                      2
                                                                 -----
Balance as of December 31, 2007                                  $ 149
                                                                 =====

     As of December 31, 2007, all of the unrecognized tax benefits could affect our tax provision and effective tax rate.

     In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense and penalties related to income taxes are included in the income tax expense line of our condensed consolidated statement of operations. For the year ended December 31, 2007, we recognized $2,000 for interest expense related to uncertain tax positions. As of December 31, 2007 and 2006, we had recorded liabilities for interest expense related to uncertain tax positions in the amounts of $15,000 and $13,000, respectively. We made no accrual for penalties related to income tax positions.

     We are currently undergoing a routine audit of our 2005 tax return by the Internal Revenue Service. We have received a notice of proposed adjustment which finds disagreement with our deduction for bad debts on accounts receivable. We disagree with the agent's position and will pursue all avenues available to us to sustain our position as we believe we have meritorious claims to the deduction. In the event the IRS sustains their position, additional taxes of approximately $450,000 would be imposed for 2005 and 2006. In addition, we would need to write-off approximately $650,000 of deferred tax assets. As a result, the tax provision, in the period if and when it becomes more likely than not that the IRS will prevail, will increase by approximately $1,100,000 causing net income for that period to be reduced by the same amount.

NOTE 14 - EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2007, 2006 and 2005 is a follows (000's omitted, except for per share amounts):

                                                                      For the years ended December 31,
                                                                      -------------------------------
                                                                        2007       2006       2005
                                                                      --------    ------    -------
     Numerator
     Net Income...............................................        $3,257      $3,224     $1,723
                                                                      ======      ======     ======
     Denominator
     Weighted average shares outstanding......................         8,310       8,090      7,561
     Effect of dilutive options and warrants..................           100         104         257
                                                                      ------    --------    --------
     Weighted average shares and dilutive potential
       Common shares..........................................         8,410       8,194       7,818
                                                                       =====       =====     =======
     Basic earnings per common share .........................        $ 0.39     $  0.40    $  0.23
                                                                      ======     =======    =======
     Diluted earnings per common share .......................        $ 0.39     $  0.39    $  0.22
                                                                      ======     =======    =======


     For the years ended December 31, 2007, 2006 and 2005, there were no outstanding options to purchase shares of common stock which were excluded from the computation of the diluted earnings per share amount as the exercise price of all outstanding options was less than the average market price of the shares of common stock.

     As of December 31, 2007, there were no outstanding warrants to purchase shares of common stock. For the year ended December 31, 2006 and 2005, there were no outstanding warrants to purchase shares of common stock which were excluded from the computation of the diluted earnings per share amount as the exercise price of all outstanding warrants were less than the average market price of the shares of common stock.

NOTE 15 -- SHAREHOLDERS' EQUITY:

     During 2007, 2006 and 2005, we issued approximately 78,000, 106,000 and 81,000 shares, respectively, of restricted common stock as deferred compensation to several officers and directors with an aggregate value of $956,000, $887,000 and $437,000 respectively. These shares were valued at their fair value on the date of grant, and are amortized to expense over their vesting period.

     During 2006, we received approximately 19,000 shares of our common stock in consideration for the exercise of common stock options on behalf of various officers and individuals. These shares were received in lieu of cash for the exercise price of the options pursuant to terms allowed under our stock option plans. As of the dates the underlying options were exercised, these shares were valued at approximately $187,000 and were accounted for as Treasury Stock.

     Our Board of Directors has authorized the retirement of common stock held as Treasury Shares on a periodic basis. As such we retired approximately 5,000 and 191,000 shares of Treasury Stock during the years ended December 31, 2007 and 2006 respectively. As of December 31, 2007 there were approximately 5,000 shares of common stock held as Treasury shares.

     In May 2007 and June 2006 we effected a 25% stock split in the form of a stock dividend, and in June 2005, we effected a 30% stock split in the form of a stock dividend. Where applicable we have restated our capital accounts, shares outstanding, weighted average shares and earnings per share calculations for all years in these financial statements and related footnotes to reflect these transactions.

     As of December 31, 2007 and 2006, there were no warrants to purchase common stock outstanding. As of December 31, 2005, warrants to purchase approximately 28,400 shares of common stock were outstanding at a weighted average exercise price of $3.55.

NOTE 16 -- STOCK-BASED EMPLOYEE COMPENSATION:

     We currently have three stock option plans which have been previously approved by the stockholders. Under the 1992 Incentive and Non-Incentive Stock Option Plan (the "1992 Plan"), the 2000 Long-term Compensation Plan (the "2000 Plan") and the 2007 Long-term Compensation Plan (the "2007 Plan"), 500,000, 700,000 and 500,000 shares ,subject to adjustment, of common stock, respectively, were reserved for issuance of incentive and non-incentive stock options and stock grants. The 1992 Plan expired in May 2002, and no further awards may be made under that plan. Under the 2000 and 2007 Plans, stock options and stock grants may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to the our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of grant. The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions. Under all of our plans, options expire three months from the date of the holder's termination of employment or twelve months in the event of disability or death. As of December 31, 2007, there were 583,813 shares available for granting under these Plans.

     We account for our stock option plans under the provisions of Financial Accounting Standard (FAS) 123 (revised 2004), "Accounting for Stock-Based Compensation", and FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Under the Prospective transition method we selected, fair value accounting is applied to all new stock grants and modifications to old grants since January 1, 2003, with footnote disclosure of pro-forma net income and EPS for any pre-adoption grants as required. Since no options have been granted, or modifications made, in the years ended December 31, 2007, 2006 or 2005, no fair value calculations or assumptions are presented.

     Stock option activity, under the 1992, 2000 and 2007 Plans combined, is summarized as follows:

                                                                        Number of
                                                                        shares of
                                                                      Common Stock
                                                                        underlying     Weighted Average
                                                                          options       exercise price
                                                                      -------------    ----------------

     Options outstanding at December 31, 2004.........................    844,066            $2.11
     Granted..........................................................         --            $0.00
     Exercised........................................................   (445,938)           $2.02
     Canceled.........................................................     (6,950)           $2.86
                                                                          -------
     Options outstanding at December 31, 2005.........................    391,178            $2.22
     Granted..........................................................         --            $0.00
     Exercised........................................................   (240,721)           $2.12
     Canceled.........................................................     (4,063)           $2.94
                                                                          -------
     Options outstanding at December 31, 2006.........................    146,394            $2.35
     Granted..........................................................         --            $0.00
     Exercised........................................................    (42,146)           $2.38
     Canceled.........................................................     (2,029)           $2.94
                                                                          -------
     Options outstanding at December 31, 2007.........................    102,219            $2.33
                                                                          =======

     Options exercisable at:
          December 31, 2005...........................................    373,648            $2.18
          December 31, 2006...........................................    146,394            $2.35
          December 31, 2007...........................................    102,219            $2.33

     As of December 31, 2007, stock options outstanding and exercisable by price range were as follows:

                     OPTIONS OUTSTANDING AND EXERCISABLE
  ------------------------------------------------------------------------
                         Outstanding    Weighted-Average
     Range of               as of           Remaining     Weighted-Average
  Exercise Prices        12/31/2006     Contractual Life   Exercise Price
  ---------------        ----------     ----------------   --------------

   $0.00 - $2.55             72,954            2.8              $2.08
   $2.56 - $4.00             29,265            4.3              $2.95
                            -------            ---              -----
                            102,219            3.2              $2.33
                            =======

     The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was approximately $100,000 and $499,000 respectively.

     The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2007, 2006 and 2005 was approximately $238,000, $344,000, and
$816,000, respectively. As of December 31, 2007, all outstanding options were fully vested and no compensation costs related to these options is expected to be recognized in future years.

     During the years ended December 31 2007, 2006 and 2005, we also issued restricted stock grants to selected company officers and unrestricted stock grants to members of the Board of Directors. These stock grants vest over a three or ten year period for company officers, and immediately for members of the Board of Directors. These grants are valued at the closing market price on the date granted with the associated compensation expense recognized ratably over the vesting period, which approximates the estimated service period. As of December 31, 2006, there was approximately $1,176,000 of unrecognized compensation costs related to stock granted under the plan. This cost is expected to be recognized over a weighted average period of 4.1 years.

     We recorded approximately $558,000 of share-based compensation costs as General and Administrative expenses for the year ended December 31, 2007, with a related income tax benefit recognized of approximately $190,000. No compensation costs were capitalized as part of the cost of an asset.

NOTE 17 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data 2007, 2006 and 2005 (in thousands, except per share data) appear below:

                                                                                                     Diluted Net
                          Revenues, Net              Contribution               Net Income         Income Per Share (1)
                    ---------------------       ---------------------     ----------------------  --------------------
                    2007    2006     2005       2007     2006    2005     2007     2006     2005    2007   2006  2005
                    ----    ----     ----       ----     ----    ----     ----     ----     ----    ----   ----  ----

First quarter...  $32,384  $30,434  $31,963   $3,140   $3,046   $2,828    $615     $476     $314   $0.07  $0.05 $0.04
Second quarter .   34,012   31,809   32,197    3,772    3,048    2,966     817      533      467    0.10   0.07  0.06
Third quarter...   40,312   31,854   33,956    4,453    3,358    3,347     961      582      478    0.11   0.07  0.06
Fourth quarter..   45,290   32,341   30,693    4,003    3,281    3,347     864    1,633      464    0.10   0.20  0.06
                   ------   ------   ------    -----    -----    -----     ---    -----   ------   -----  ----- -----
Total year ..... $151,998 $126,438 $128,809  $15,368  $12,733  $12,488  $3,257   $3,224   $1,723   $0.39  $0.39 $0.22
                 ======== ======== ========  =======  =======  =======  ======   ======   ======   =====  ===== =====

(1) The sum of the quarterly earnings per share may not equal the full year earnings per share as the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

NOTE 18 -- COMMITMENTS AND CONTINGENCIES:

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

   Employment Agreements

         We have an employment agreement with Jay Higham to serve as President and Chief Executive Officer that became effective January 1, 2006. The employment agreement provides for Mr. Higham to receive an annual salary of $275,000, subject to increases, among other benefits. Pursuant to the agreement, the Company may terminate Mr. Higham's employment without cause on thirty days' notice, in which event Mr. Higham will receive, as severance pay, twelve months' base salary payable, plus Mr. Higham's annual bonus, without regard to the condition precedents established under the bonus plan, in a lump sum.

         The employment agreement further provides that in the event that within one year after a "Change of Control" (as defined therein) of the Company, Mr. Higham's employment is terminated by Mr. Higham for "Good Reason" (as defined therein) or by the Company without cause, Mr. Higham will be paid a lump sum amount equal to his base salary for a 24-month period following termination, plus twice the full amount of Mr. Higham's annual bonus based on his then current salary, without regard to the condition precedents established for the bonus payment. Based on this change of control provision, if there had been a change of control of the Company in 2007 and Mr. Higham's employment had terminated effective December 31, 2007, either for "Good Reason" by Mr. Higham or without cause by us, Mr. Higham would be entitled to termination pay equal to $600,000 representing his then annualized base salary for 24-months, plus $390,000 representing twice the amount to which he was eligible under our Executive Incentive Compensation Plan for 2007.

         We have an employment agreement with Kush K. Agarwal to serve as President of our subsidiary, Vein Clinics of America, Inc. effective August 8, 2007. Pursuant to the employment agreement, Mr. Agarwal will serve as President and Chief Executive Officer of VCA and will receive an initial annual base salary of $250,000, will be eligible for consideration for grants of equity in IntegraMed, and will be entitled to participate in other benefits.

         We may terminate Mr. Agarwal's employment at any time for any reason or for no reason with 30 days written notice. If we terminate Mr. Agarwal's employment without cause or Mr. Agarwal terminates for good reason then Mr. Agarwal is entitled to a lump sum amount equal to his base salary for a period of three months. If, following a change of control (as defined in the Employment Agreement), the Employment Agreement is terminated by Mr. Agarwal for good reason or by us without cause, then Mr. Agarwal is entitled to a lump sum amount equal to his base salary for a period of twelve months and his bonus for the year in which termination occurs, in addition to any accrued but unpaid base salary or expenses. If Mr. Agarwal's employment had been terminated effective December 31, 2007, either for "Good Reason" by Agarwal or without cause by us, Mr. Agarwal would be entitled to termination pay equal to $62,500 representing his then annualized base salary for 3 months.

     We have also entered into indemnification and change in control severance agreements with certain of our management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation. Our minimum aggregate commitment under these agreements at December 31, 2007 was approximately $2.9 million.

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

   Insurance --

     As of December 31, 2007 and December 31, 2006, we and our affiliated fertility and vein care centers were insured with respect to medical malpractice risks on a claims made basis. We believe, either through this captive insurance company, or on the open market, we will be able to obtain renewal coverage for both our fertility and vein care physicians in the future. We are not aware of any claims against us or our affiliated medical practices, which would expose us, or our affiliated medical practices to liabilities in excess of insured amounts.

     As of December 31, 2007, and December 31, 2006, we also carried policies to insure against liability, theft, property loss, business interruption and a variety of other business risks. We also maintain an appropriate insurance reserve to cover estimated deductible amounts should a claim be filed under our policies.

NOTE 19 -- RELATED PARTY TRANSACTIONS:

     In accordance with our Partner agreement with Shady Grove, Michael J. Levy, M.D., an employed shareholder physician of the P.C., became a member of our Board of Directors in March 1998. In 2004, Dr. Levy became an advisory director and was no longer a voting member of the Board of Directors. The medical practice at Shady Grove paid us service fees of $2,916,000 $2,572,000 and $3,603,000 in 2007, 2006 and 2005, respectively.

     In accordance with our Partner agreement with FCI (the Illinois practice), Aaron Lifchez, M.D., an employed shareholder physician of FCI, became a member of our Board of Directors in August 1997. In 2004, Dr. Lifchez became an advisory director and was no longer a voting member of the Board of Directors. The medical practice FCI paid us service fees of $2,649,000, $2,413,000 and $2,200,000 in 2007, 2006 and 2005, respectively.

     The Company has a Consulting Agreement with its Chairman of the Board. The agreement provides for compensation of $125,000 per year and expires at December 31, 2008.

NOTE 20 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
             TRANSACTIONS:

     Transactions related to common stock, principally arising from the receipt of shares related to stock grants or option exercises, disclosed on our Consolidated Statements of Cash Flows are comprised of the following (000's omitted):
                                                              For the
                                                        Twelve Months ended
                                                    -------------------------
                                                    2007       2006      2005
                                                    ----       ----      ----

   Exercise of common stock options..............     35        499        858
   Tax benefit related to stock transactions.....     67         59         --
   Treasury Stock, net and other.................    (67)      (231)      (573)
                                                    ----       ----       ----
                                                      35        327        285
                                                    ====       ====       ====

     Income tax payments of $1,130,000, 327,000 and $165,000 were paid in the years ended December 31, 2007, 2006 and 2005, respectively.

     Interest paid in cash during the years ended December 31, 2007, 2006 and 2005 amounted to $1,024,000, $695,000 and $328,000, respectively. Interest income received during the years ended December 31, 2007, 2006 and 2005 amounted to approximately $1,256,000, $1,073,000 and $520,000, respectively.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders of IntegraMed America, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 14, 2008 appearing in the 2007 Annual Report to Shareholders of IntegraMed America, Inc. (which report and consolidated financial statement are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 8 and 15 (a) (1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/Amper, Politziner & Mattia, P.C.

Edison, New Jersey
March 14, 2008

                                                                    SCHEDULE II


                            INTEGRAMED AMERICA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended December 31, 2007, 2006, 2005



                                                  Balance at
                                                   Beginning                                     End of
                                                   of Period      Additions     Deductions       Period
                                                   ---------      ---------     ----------       ------
Year Ended December 31, 2007
   Allowance for doubtful accounts receivable....        $13        $3,524 (1)      $151         $3,386
   Shared Risk Pregnancy Loss Reserve............        281           462           340            403

Year Ended December 31, 2006
   Allowance for doubtful accounts receivable....       $116          $(72)          $31            $13
   Shared Risk Pregnancy Loss Reserve............        293           143           155            281
   Deferred Tax Valuation Allowance..............        768            --           768             --

Year Ended December 31, 2005
   Allowance for doubtful accounts receivable....       $159           $45           $88           $116
   Shared Risk Pregnancy Loss Reserve............        171           137            15            293
   Deferred Tax Valuation Allowance..............      1,187            --           419            768

(1)      Includes $3,224 acquired in connection with the Vein Clinics of America, Inc. transaction.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTEGRAMED AMERICA, INC.

Dated:  March 14, 2008

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

      Signature                                  Title                Date
      ---------                                  -----                ----

/s/   JAY HIGHAM
------------------------------
      Jay Higham                  President and Chief Executive Officer and
                                  Director
                                  (Principal Executive Officer)   March 14, 2008

/s/   JOHN W. HLYWAK, JR
------------------------------
      John W. Hlywak, Jr.         Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)             March 14, 2008

/s/   KUSH K. AGARWAL
------------------------------
      Kush K. Agarwal             Director                        March 14, 2008

/s/   GERARDO CANET
      Gerardo Canet               Director                        March 14, 2008

/s/   SARASON D. LIEBLER
------------------------------
      Sarason D. Liebler          Director                        March 14, 2008

/s/   WAYNE R. MOON
------------------------------
      Wayne R. Moon               Director                        March 14, 2008

/s/   LAWRENCE J. STUESSER
------------------------------
      Lawrence J. Stuesser        Director                        March 14, 2008

/s/   ELIZABETH E. TALLETT
------------------------------
      Elizabeth E. Tallett        Director                        March 14, 2008

/s/   YVONNE S. THORNTON, M.D.
------------------------------
      Yvonne S. Thornton, M.D.    Director                        March 14, 2008

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

3.2 (e)    --  Copy of By-Laws of Registrant  (as Amended on September 25, 2007)
               filed as Exhibit with identical  exhibit  number to  Registrant's
               Quarterly  Report on Form 10-Q for the period ended September 30,
               2007.

3.2 (f)    --  Copy of By-Laws of  Registrant  (as Amended  December  11,  2007)
               filed as Exhibit with identical  exhibit  number to  Registrant's
               Form 8-K dated December 11, 2007.

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

10.1       --  Stock Purchase Agreement, dated as of August 8, 2007 by and among
               IntegraMed, Acquisition, the Sellers named therein, the Guarantors named therein and VCA filed as Exhibit with identical number to Registrant's Report on Form 8-K dated August 8, 2007.

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

10.3       --  Voting  agreement,  dated as of  August  8,  2007,  by and  among
               IntegraMed, the D. Brian McDonagh, M.D. Trust Dated May 1, 2004 and the Kush K. Agarwal Living Trust filed as Exhibit with identical number to Registrant's Report on Form 8-K dated August 8, 2007.

10.4       --  Employment  Agreement,  dated  as  of  August  8,  2007,  between
               IntegraMed and Kush Agarwal filed as Exhibit with identical number to Registrant's Report on Form 8-K dated August 8, 2007.

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

10.8       --  Copy of Business  Service  Agreement dated August 30, 2007 by and between IntegraMed America and Center for Reproductive Medicine filed as Exhibit with identical exhibit number to Registrant's Form 8-K dated September 6, 2007.

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

10.22 a)   --  Service Agreement between IntegraMed America, Inc. and
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

10.23 (i)  --  Amendment No. 9 to Service Agreement between IntegraMed  America,
               Inc. and Shady Grove Fertility Reproductive Science Center, P.C. dated March 22, 2007 filed as Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2007.

10.24      --  Commitment letter with Fleet Bank, National  Association filed as
               Exhibit with identical number to Registrant's Quarterly Report on form 10-Q for the period ended June 30, 1998.

10.24(a)   --  Loan Agreement dated September 11, 1998 between IntegraMed
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

10.24 (m)  --  Second Amended and Restated Loan Agreement, dated as of
               August 8, 2007, by and among IntegraMed and the Bank filed as Exhibit with identical number to Registrant's Report on Form 8-K dated August 8, 2007.


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

10.32(a)   --  Submanagement Agreement dated January 1, 2005 between
               Reproductive Partners Inc. and IntegraMed America, Inc. filed as
               Exhibit with identical number to registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2005.

10.33      --  Copy of Registrant's 2007 Long-Term Compensation Plan

14.1       --  Code of Ethics filed as Exhibit with identical  exhibit number to
               Registrant's Statement on Form 10-K for the year ended December 31, 2003.

14.2       --  Code of Ethics

21         --  List of Subsidiaries

23.1       --  Consent of PricewaterhouseCoopers LLP

23.2       --  Consent of Amper, Politziner & Mattia, P.C.

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