Form 10-Q
period 2008-03-31
INTEGRAMED AMERICA INC
filed 2008-05-09
CIK 885988

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large Accelerated Filer  |_|          Accelerated Filer        |X|
         Non-Accelerated Filer    |_|          Smaller Reporting Company|_|


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|


     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 21, 2008 was 8,569,192.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            PAGE

PART I -     FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

                Consolidated Balance Sheets at March 31, 2008 and
                  December 31, 2007...........................    3

                Consolidated Statements of Operations for the three-month
                   period ended March 31, 2008 and 2007 ......................4

                Consolidated Statements of Shareholders' Equity for the
                   three-month period ended March 31, 2008 ...................5

                Consolidated Statements of Cash Flows for the three-month
                   period ended March 31, 2008 and 2007 ......................6

                Notes to Consolidated Financial Statements ................ 7-13

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................. 14-21

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 22

    Item 4.  Controls and Procedures......................................... 22


PART II -    OTHER INFORMATION

    Item 1.  Legal Proceedings............................................... 23

    Item 1A. Risk Factors.................................................... 23

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..... 23

    Item 3.  Defaults Upon Senior Securities................................. 23

    Item 4.  Submission of Matters to a Vote of Security Holders............. 23

    Item 5.  Other Information............................................... 23

    Item 6.  Exhibits ....................................................... 23

SIGNATURES              ..................................................... 24

CERTIFICATIONS PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002.......................................EXHIBITS

CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002.......................................EXHIBITS

PART I -- FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all dollars in thousands, except share amounts)

                                     ASSETS
                                                                               March 31,  December 31,
                                                                              ----------  -----------
                                                                                 2008        2007
                                                                              ----------  -----------
                                                                             (unaudited)

Current assets:
   Cash and cash equivalents ...............................................   $  15,439    $  23,740
   Patient and other receivables, net ......................................       6,194        5,511
   Deferred taxes ..........................................................       4,069        4,460
   Other current assets ....................................................       6,086        4,669
                                                                               ---------    ---------
       Total current assets ................................................      31,788       38,380

   Fixed assets, net .......................................................      16,672       16,912
   Intangible assets, Business Service Rights, net .........................      21,981       22,305
   Goodwill ................................................................      29,400       29,359
   Trademarks ..............................................................       4,567        4,492
   Other assets ............................................................       1,699        1,619
                                                                               ---------    ---------
       Total assets ........................................................   $ 106,107    $ 113,067
                                                                               =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $   1,803    $   1,895
   Accrued liabilities .....................................................      13,409       16,679
   Current portion of long-term notes payable and other obligations ........       3,689        3,661
   Due to Fertility Medical Practices ......................................       5,329        9,043
   Shared Risk Revenue Patient Deposits ....................................       9,815        9,668
                                                                               ---------    ---------
       Total current liabilities ...........................................      34,045       40,946

Deferred and other tax liabilities .........................................       1,570        1,819
Long-term notes payable and other obligations ..............................      21,053       21,799
                                                                               ---------    ---------
       Total Liabilities ...................................................      56,668       64,564

Commitments and Contingencies

Shareholders' equity:
     Common Stock, $.01 par value - 15,000,000 shares authorized in 2008 and
       2007, respectively, 8,569,192 and 8,572,258 shares
       issued and outstanding in 2008 and 2007, respectively ...............          86           86
   Capital in excess of par ................................................      54,223       53,890
   Other comprehensive income ..............................................        (275)         (82)
   Treasury stock, at cost - 1,958 and 14,175 shares in 2008 and 2007,
     respectively ..........................................................         (24)        (165)
   Accumulated deficit .....................................................      (4,571)      (5,226)
                                                                               ---------    ---------
       Total shareholders' equity ..........................................      49,439       48,503
                                                                               ---------    ---------
       Total liabilities and shareholders' equity ..........................   $ 106,107    $ 113,067
                                                                               =========    =========


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                  For the
                                                            three-month period
                                                              ended March 31,
                                                            -------------------
                                                             2008         2007
                                                            ------       ------
                                                                (unaudited)


Revenues, net
   Fertility Centers ....................................   $ 32,746   $ 29,092
   Consumer Services ....................................      4,065      3,292
   Vein Clinics .........................................      8,842       --
                                                            --------   --------
       Total revenues ...................................     45,653     32,384
                                                            --------   --------

Costs of services and sales:
   Fertility Centers ....................................     30,442     26,822
   Consumer Services ....................................      2,944      2,467
   Vein Clinics .........................................      8,520       --
                                                            --------   --------
       Total costs of services and sales ................     41,906     29,289
                                                            --------   --------

Contribution
   Fertility Centers ....................................      2,304      2,270
   Consumer Services ....................................      1,121        825
   Vein Clinics .........................................        322       --
                                                            --------   --------
       Total contribution ...............................      3,747      3,095
                                                            --------   --------

General and administrative expenses .....................      2,363      2,396
Interest income .........................................       (161)      (335)
Interest expense ........................................        440        119
                                                            --------   --------
       Total other expenses .............................      2,642      2,180
                                                            --------   --------

Income before income taxes ..............................      1,105        915
Income tax provision ....................................        450        300
                                                            --------   --------
Net income ..............................................   $    655   $    615
                                                            ========   ========

Basic and diluted net earnings per share of Common Stock:
   Basic earnings per share .............................   $   0.08   $   0.08
   Diluted earnings per share ...........................   $   0.08   $   0.07

   Weighted average shares - basic ......................      8,563      8,136
   Weighted average shares - diluted ....................      8,641      8,241


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)
                                   (unaudited)



                                                                        Accumulated
                                      Common Stock       Capital in    Comprehensive  Treasury Stock   Accumulated     Total
                                     Shares   Amount    Excess of Par     Income     Shares   Amount     Deficit      Equity
                                     ------   ------    -------------  ------------- ------   ------   -----------    ------

BALANCE AT DECEMBER 31, 2007         8,572      $86      $53,890            $(82)     14    $(165)     $(5,226)     $48,503
Stock award amortization                 -        -          161               -       -        -            -          161
Exercise of common stock options        11        1          337               -      (2)     (24)           -          314
Gain (loss) on hedging transaction       -        -            -            (193)      -        -            -         (193)
Treasury stock transactions, net       (14)      (1)        (165)              -     (14)     165            -           (1)
Net income for the three months
   ended March 31, 2008                  -     $  -      $     -          $    -       -     $  -      $   655      $   655
                                    ------      ---      -------          ------      --     ----      -------      -------

BALANCE AT MARCH 31, 2008            8,569      $86      $54,223           $(275)     (2)    $(24)     $(4,571)     $49,439
                                    ======      ===      =======           =====      ==     ====      =======      =======



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                              For the
                                                                                        three-month period
                                                                                          ended March 31,
                                                                                        -------------------
                                                                                           2008       2007
                                                                                        ---------   -------
                                                                                             (unaudited)
Cash flows from operating activities:
    Net income ......................................................................   $    655    $    615
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .................................................      1,795       1,508
      Deferred income tax provision .................................................       (249)        (20)
      Deferred stock-based compensation .............................................        161         110

Changes in assets and liabilities --
    Decrease (increase) in assets
         Patient and other accounts receivable ......................................       (683)       (118)
         Prepaids and other current assets ..........................................     (1,026)       (142)
         Other assets ...............................................................       (388)         62
    (Decrease) increase in liabilities
         Accounts payable ...........................................................        (92)       (710)
         Accrued liabilities ........................................................     (3,270)     (1,479)
         Due to medical practices ...................................................     (3,714)        921
         Shared Risk and Vein Clinics patient deposits ..............................        147       1,546
                                                                                        --------    --------
Net cash (used in) provided by operating activities .................................     (6,664)      2,293

Cash flows from investing activities:
    Cash paid to purchase VCA, net of cash acquired .................................        (41)       --
    Purchase of other intangibles ...................................................        (75)       --
    Purchase of fixed assets and leasehold improvements, net ........................     (1,231)     (1,150)
                                                                                        --------    --------
Net cash used in investing activities ...............................................     (1,347)     (1,150)

Cash flows from financing activities:
    Debt repayments .................................................................       (911)       (375)
    Common Stock transactions, net ..................................................        621          44
                                                                                        --------    --------
Net cash used in financing activities ...............................................       (290)       (331)
                                                                                        --------    --------

Net increase (decrease) in cash .....................................................     (8,301)        812
Cash and cash equivalents at beginning of period ....................................     23,740      32,184
                                                                                        --------    --------
Cash and cash equivalents at end of period ..........................................   $ 15,439    $ 32,996
                                                                                        ========    ========

Supplemental Information:
     Interest paid ..................................................................   $    366    $    119
     Income taxes paid ..............................................................   $    612    $    325



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2008, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America's Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 -- BASIS OF PRESENTATION


With the acquisition of Vein Clinics of America, Inc. (VCA), in the third quarter of 2007, we reorganized our service offerings into three major product lines: Fertility Centers, Consumer Services and Vein Clinics. Each of these operating segments includes an element of overhead with their Cost of Services which is specifically associated with that segment's operation. Their overhead costs had previously been reported as General and Administrative costs. The result of this change is to reduce overall contribution margins and unallocated General and Administrative costs, as reported in previous periods. We believe this presentation provides a clearer view of each division's performance and operating efficiency. All periods disclosed in this filing have been restated to reflect this new presentation.

The following pro forma data reflects the consolidated revenue and earnings of IntegraMed America, and Subsidiaries had the VCA acquisition date been January 1, 2007 (000's omitted, except per share amounts):
                                                                       Basic
                                                                      Earnings
                                                 Revenue  Net Income  per share
                                                 -------  ----------  ---------

Supplemental pro forma for the three-month
period ended March 31, 2007.......................$39,784    $795      $0.09

NOTE 3 -- COMMON SHARES OUTSTANDING:

All common share numbers reported herein reflect the 25% stock split effected in the form of a stock dividend declared by the Board of Directors on March 19, 2007 and paid on May 4, 2007.

NOTE 4 -- EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month period ended March 31, 2008 and 2007 is as follows (000's omitted, except for per share amounts):

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                                                               For the
                                                         three-month period
                                                           ended March 31,
                                                         --------------------
                                                          2008         2007
                                                         ------      --------

Numerator
Net Income............................................    $  655       $  615

Denominator
Weighted average shares outstanding (basic)...........     8,563        8,136
Effect of dilutive options and warrants...............        78          105
                                                        --------      -------
Weighted average shares and dilutive potential
     Common shares (diluted)..........................     8,641        8,241
                                                          ======       ======
Basic earnings per share..............................   $  0.08      $  0.08
                                                         =======      =======
Diluted earnings per share............................   $  0.08      $  0.07
                                                         =======      =======

For the three-month periods ended March 31, 2008 and 2007, there were 15,845 and 0, respectively, outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of these outstanding options were greater than the average market price of the shares of Common Stock.

NOTE 5 -- SEGMENT INFORMATION:

We currently report three major operating divisions and a Corporate office that provides shared services.

Our Fertility Centers Division is comprised of a provider network of nine (as of March, 2008) contracted fertility centers located in major markets across the United States. We offer products and services to these providers designed to support the fertility centers' growth. This division also supports a Council of Physicians and Scientists, as well as ARTIC, a captive insurance company which provides malpractice insurance to member physicians.

Our Consumer Services Division offers products directly to fertility patients. The division's Shared Risk(R) Refund and financing programs are designed to make the treatment process easier and more affordable for patients. As of March 31, 2008, the division maintained a contracted network of 21 independent fertility clinics under its Affiliate program which is designed to distribute the division's products and services to a wider group of patients than just those serviced by our Fertility Center locations. The division also offers fertility medications directly to patients via a competitively priced mail-order pharmacy.


Our Vein Clinics Division, formed on August 8, 2007, with the purchase of Vein Clinics of America, Inc., provides business and management services to a network of 29 (as of March, 2008) clinics located in 11 states which specialize in the treatment of vein disease and disorders.


We also maintain a Shared Services group within the Corporate office. In addition to their corporate responsibilities, this group assists the Fertility centers, Consumer Services and Vein Clinics Divisions with administrative services such as finance, accounting, human resources and purchasing support; access to capital for financing clinic operations and expansion; traditional marketing and sales support; internet marketing and website support and integrated information systems.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Performance by segment, for the three-month periods ended March 31, 2008 and 2007 are presented below.

                                                   Fertility       Consumer     Vein
                                                    Centers        Services     Care     Corp G&A     Consolidated
                                                   ---------       --------     -----    --------     ------------
For the three months ended March 31, 2008
     Revenues......................................  $32,746       $4,065       $8,842     $    -      $45,653
     Cost of Services..............................   30,442        2,944        8,520          -       41,906
                                                     -------       ------       ------                 -------
     Contribution..................................    2,304        1,121          322          -        3,747
     Operating margin..............................      7.0%        27.6%         3.6%       0.0%         8.2%

     General and Administrative....................        -            -            -      2,363        2,363
     Interest, net.................................      (66)           -           (1)       346          279
                                                     -------       ------      -------    -------     --------
     Income before income taxes....................  $ 2,370       $1,121      $   323    $(2,709)    $  1,105
                                                     =======       ======      =======    =======     ========

     Depreciation expense included above...........  $ 1,051      $     1      $   183    $   236     $  1,471
     Capital Expenditures..........................  $   665      $     -      $   448    $   119     $  1,232
     Total Assets..................................  $41,459      $   794      $45,172    $18,682     $106,107

For the three months ended March 31, 2007
Revenues...........................................  $29,092       $3,292      $     - $        -     $ 32,384
     Cost of Services..............................   26,822        2,467            -          -       29,289
                                                     -------       ------       ------                 -------
     Contribution..................................    2,270          825            -          -        3,095
     Operating margin..............................      7.8%        25.1%         0.0%       0.0%         9.6%

     General and Administrative....................        -            -            -      2,396        2,396
     Interest, net.................................      (63)           -            -       (153)        (216)
                                                     -------       ------       ------                 -------
     Income before income taxes....................  $ 2,333      $   825       $    -   $ (2,243)   $     915
                                                     =======      =======       ======   ========    =========

     Depreciation expense included above...........  $   931       $    1       $    -    $   202      $ 1,134
     Capital Expenditures..........................  $   968       $    -       $    -    $   182      $ 1,150
     Total Assets..................................  $40,645       $1,373       $    -    $34,156      $76,174


NOTE 6- INTANGIBLE ASSETS:

Business Service Rights consist of fees and expenses paid in conjunction with service contracts associated with our Fertility Centers Partner program. These service contracts typically have ten to twenty five year initial lives with the associated service fees on some contracts refundable upon contract termination. We amortize our non-refundable Business Service Rights over the life of their applicable contract. Refundable Service Rights, which totaled approximately $5.2 million as of March 31, 2008, are not amortized because these funds will be returned to us upon contract termination.

Goodwill consists of amounts paid related to the acquisition of Vein Clinics of America in excess of the fair value of net assets and liabilities acquired. Contingent consideration payments, if any, related to earn out provisions of this acquisition are not included in the value presented as they are not estimable at this time. Such payments, if any, will be paid 50% in cash and 50% in stock and will result in an adjustment to goodwill. Currently, no contingent earn out provisions have been met and no payments are due.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Trademarks are comprised of valuations assigned to assets associated with the Vein Clinics acquisition as well as costs associated with our trademark and service mark rights.


We test all our individual intangible assets for impairment on a regular basis. To date no impairment has been incurred and therefore no impairment charges have been recognized in our financial statements.


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

As of March 31, 2008 and December 31, 2007, Due to Medical Practices was comprised of the following balances (000's omitted):
                                                          2008          2007
                                                      ---------      ---------
                                                     (unaudited)

       Advances to Practice.......................     $(17,606)      $(15,585)
       Undistributed Physician Earnings...........        1,217          6,338
       Physician Practice Patient Deposits........       21,718         18,290
                                                      ---------      ---------
       Due to Medical Practices, net..............    $   5,329      $   9,043
                                                      =========      =========

NOTE 8 - STOCK-BASED EMPLOYEE COMPENSATION:

We currently have three stock option plans which have been previously approved by the stockholders. All three plans are described more fully in Note 16 of the financial statements in our most recent Annual Report on Form 10-K. Under the 1992 Incentive and Non-Incentive Stock Option Plan (the "1992 Plan"), the 2000 Long-term Compensation Plan (the "2000 Plan") and the 2007 Long-term Compensation Plan (the "2007 Plan"), 500,000, 700,000 and 500,000 shares ,subject to adjustment, of common stock, respectively, were reserved for issuance of incentive and non-incentive stock options and stock grants. The 1992 Plan expired in May 2002, and no further awards may be made under that plan. Under the 2000 and 2007 Plans, stock options and stock grants may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of grant. The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions. Under all of our plans, options expire three months from the date of the holder's termination of employment or twelve months in the event of disability or death. As of March 31, 2008, there were 567,968 shares available for granting under these Plans.

The following table sets forth information about the weighted-average fair value of options granted in the first quarter of 2008, and 2007 and the assumptions used for each grant:

                                                         For the
                                                   three-month period
                                                    ended March  31,
                                                   ---------------------
                                                     2008         2007
                                                   ---------    --------
Fair value of options granted..................      $11.20       N/A
Dividend yield.................................        0.0%       N/A
Expected volatility...........................        52.8%       N/A
Risk free interest rate........................        4.2%       N/A
Expected term in years.........................        6.25       N/A

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

We recognize compensation cost for stock option plans over the vesting period based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock.

Stock option activity under these plans is summarized below:

                                                  Number of
                                                  shares of
                                                Common Stock
                                                  underlying    Weighted Average
                                                    options      exercise price
                                                -------------   ----------------

     Options outstanding at December 31, 2007...    102,219           $2.33
     Granted....................................     15,845          $11.20
     Exercised..................................     (3,048)          $2.03
     Canceled...................................         --           $0.00
                                                    -------
     Options outstanding at March 31, 2008......    115,016           $3.56

     Options exercisable at:
          December 31, 2007.....................    102,219           $2.33
          March 31, 2008........................     99,171           $2.34

The intrinsic value (difference between exercise price and current value of our common stock) of exercisable options at December 31, 2007 and March 31, 2008 was $973,000 and $739,000, respectively.

For the three month periods ended March 31, 2008 and 2007, we recorded a charge to earnings to recognize compensation expense of $4,000 and $0, respectively, related to the value of outstanding stock options. As of March 31, 2008, we had approximately $95,000 of unrecognized compensation costs related to stock options which will be recognized over their vesting period.

We also issue restricted stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers generally vests over a period of three to five years. Our General and Administrative expense includes compensation costs recognized in connection with these restricted stock grants of $157,000 and $111,000 for the three-month periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008, we had approximately $924,000 of unrecognized compensation costs related to stock grants which will be recognized over their vesting period.

NOTE 9 -- INTEREST RATE HEDGING TRANSACTION:

In the normal course of business we are exposed to the risk that our earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments.

In conjunction with our term loan agreement, executed during the third quarter of 2007, we entered into an interest rate swap agreement on a portion of that loan. This swap agreement is designed to hedge risks associated with a portion of our principle floating rate debt.

As a result of this agreement, our net income for the three months ended March 31, 2008, included additional financing costs of approximately $44,000, and we expect to record additional financing costs of approximately $120,000 to $150,000 related to the swap agreement over the remainder of 2008, given current interest rate forecasts (these financing costs are expected to be offset by lower interest rates on that portion of the underlying term loan not participating in the swap). In addition to the costs included in our reported

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

net income, this hedge also generated a non-recognized loss of approximately $275,000 as of March 31, 2008 which is reported as part of our comprehensive income.

The interest rate swap agreement is designed to hedge approximately 50% of our outstanding term loan. We deem this hedge to be highly effective as it shares the same termination date and amortization schedule as the underlying debt subject to the hedge and the change in fair value inversely mimics the appropriate portion of the hedged item. As of March 31, 2008, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):

                                                              For the
                                                        three-month period
                                                             March 31,
                                                       -------------------
                                                        2008         2007
                                                       ------       -----

Net income as reported..............................   $ 655        $ 615
Net loss on derivative transactions.................    (193)         (11)
                                                       -----        -----

Total comprehensive income..........................   $ 462        $ 604
                                                       =====        =====

NOTE 10-- LITIGATION:

From time to time, we are party to legal proceedings in the ordinary course of business. As of March 31, 2008, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 11 -- RECENT ACCOUNTING STANDARDS:

SFAS No. 141R, Business Combinations

The objective of this revised Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

  a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree

  b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase

  c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.


This statement is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS No. 141R could have on our consolidated financial statements.

SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements

 In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income;

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years after December 15, 2008. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years after November 15, 2008. We are currently evaluating the impact that SFAS No. 161 will have on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and with IntegraMed America Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.

Forward Looking Statements

This Form 10-Q and discussions and/or announcements made by or on behalf of us, contain certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to the following factors: our ability to acquire additional fertility Partner agreements or open additional vein clinics, our ability to raise additional debt and/or equity capital to finance future growth, the loss of significant Partner agreement(s), the profitability or lack thereof at fertility centers or vein clinics serviced by us, increases in overhead due to expansion, the exclusion of fertility services or vein care from insurance coverage, government laws and regulation regarding health care, changes in managed care contracting, and the timely development of and acceptance of new fertility or vein treatment technologies and techniques. We are under no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements whether as a result of new information, future events or otherwise.

Business Overview

IntegraMed America is a specialty healthcare services company offering products and services to patients and providers in the fertility and vein segments of the healthcare industry. We deliver these products and services through three main operating divisions.

Our Fertility Centers Division is a provider network comprised of nine (as of March, 2008) contracted fertility centers, located in major markets across the United States. IntegraMed offers products and services to these providers designed to support the fertility center's growth. All fertility Partners also have full access to our Consumer Services offerings (described below). The division also supports a Council of Physicians and Scientists, and a captive insurance company which provides malpractice insurance to member physicians.

Our Consumer Services Division offers products directly to fertility patients. The division's Shared Risk Refund and financing programs are designed to make the treatment process easier and more affordable for patients. The division maintains a contracted network of 21 independent fertility clinics under its Affiliate program which are designed to distribute the division's products and services to a wider group of patients than those serviced by our Fertility Center locations. The division also offers fertility medications directly to patients through a competitively priced mail-order pharmacy.

Our Vein Clinics Division was formed on August 8, 2007, with the purchase of Vein Clinics of America, Inc. The Vein Clinics Division provides business and management services to a network of 29 (as of March, 2008) clinics located in 11 states which specialize in the treatment of vein disease and disorders.

The primary elements of our business strategy include:

  o Expanding our network of fertility and vein clinics into new major markets;
  o Increasing sales of Shared Risk Refund and treatment financing products to fertility patients;
  o Increasing revenues and profits at contracted fertility centers and consolidated vein clinics; and
  o Leveraging corporate general and administrative costs over a larger base of operations.

The business strategy of our Fertility Centers Division is to leverage our deep expertise and commitment to improved fertility center performance by providing the best value-specific offerings designed to manage and grow the center within the context of a long-term relationship. The business strategy of our Consumer Services Division is to provide products and services that make obtaining high quality fertility treatment easier and more affordable for patients. The business strategy of the Vein Clinics Division is provide technologically advanced care for varicose vein disease to an underserved population through the opening of additional clinics, and growing and increasing productivity and profitability at each clinic.


Major Events Impacting Financial Condition and Results of Operations

2008

Subsequent Events

On April 1, 2008, we entered into an Affiliate services contract with OU Physicians Reproductive Health in Oklahoma City, OK. As a result of this agreement, OU Physicians Reproductive Health provides another opportunity for our Consumer Services Division to distribute their product offerings in support of this successful fertility center.

On April 24, 2008, we entered in to a Business Services Agreement to supply a complete range of business, marketing and facility services to the Southeastern Fertility Centers, P.A., located near Charleston, South Carolina. Under the terms of this 25-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of the practice's earnings. We also committed up to $0.6 million to fund any necessary capital needs of the practice.

On April 29, 2008, we announced the opening of a new Vein Clinic treatment center in Alexandria, VA. This represents the 30th clinic in our Vein Clinics division and will provide focused vein care treatment solutions to the metropolitan area.

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

Also on August 8, 2007 we entered into an amended loan agreement with Bank of America. The new term loan is in the amount of $25 million (the proceeds of which were applied to repay our original term loan and finance in part the Vein Clinics of America, Inc. transaction). Interest on the new term loan is at LIBOR plus 2% to 2.75% depending upon the level of the ratio of consolidated debt to EBITDA. The loan agreement also contains provisions for a revolving line of credit in the amount of $10 million. Interest on the revolver is at LIBOR plus 1.5% to 2.5% depending on the level of the ratio of consolidated debt to EBITDA. As of March 31, 2008, no amounts were drawn on the revolver.

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


Results of Operations

The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the three-month periods ended March 31, 2008 and 2007:

                                                          For the
                                                    Three-month period
                                                      Ended March 31,
                                                --------------------------
                                                   2008             2007
                                                ---------         --------
                                                        (unaudited)
       Revenues, net
           Fertility Centers...................    71.7%            89.8%
           Consumer Services...................     8.9%            10.2%
           Vein Care Services..................    19.4%             0.0%
                Total Revenues.................   100.0%           100.0%

       Cost of services and sales
           Fertility Centers...................    66.7%            82.8%
           Consumer Services...................     6.4%             7.6%
           Vein Care Services..................    18.7%             0.0%
           Total cost of services and sales....    91.8%            90.4%

       Contribution
           Fertility Centers...................     5.0%             7.0%
           Consumer Services...................     2.5%             2.6%
           Vein Care Services..................     0.7%             0.0%
                Total contribution.............     8.2%             9.6%

       General and administrative expenses.....     5.2%             7.4%
       Interest income.........................    (0.4)%           (1.0)%
       Interest expense........................     1.0%             0.4%
                Total other expenses...........     5.8%             6.8%

       Income before income taxes..............     2.4%             2.8%
       Income tax (benefit) provision..........     1.0%             0.9%
       Net income     .........................     1.4%             1.9%

Three Months  Ended March 31, 2008  Compared to the Three Months
  Ended March 31, 2007

Revenues

For the three months ended March 31, 2008, total revenues of $45.7 million increased approximately $13.3 million, or 41%, from the same period in 2007. Approximately $8.8 million of our increased revenues came from our Vein Clinics division, which was acquired in the third quarter of 2007, with the remaining increase attributable to our existing Fertility Centers and Consumer Services divisions. Our Fertility Centers revenue increased approximately $3.7 million as a result of growth within the underlying medical practices, the addition of one new Partner arrangement and the expansion of the Shady Grove contract in mid-2007. Our Consumer Services segment experienced increased revenues of $0.8 million, primarily driven by growth in its Shared Risk Refund program.

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

During the first quarter of 2008, Fertility Center revenues increased by $3.7 million or 12.6% from the same period in 2007. Our new fertility Partner contract, acquired in the third quarter of 2007, was responsible for $1.3 million of the increase. The remaining growth among our existing centers is mainly attributed to increased patient revenues driven by effective marketing programs, and higher contribution margins resulting from an increased focus on expense management and operational efficiencies.

The table below illustrates the components of Fertility Centers revenue in relation to the physician practice financials for the first three months of 2008 compared to 2007:

                                                             For the
                                                          Three months
                                                         Ended March 31,
                                                       -------------------
                                                        2008         2007
                                                       ------       ------
                                                           (unaudited)
                                                      Providers   Providers
              Physician Financials
(a) Patient revenue ...............................   $ 43,749    $ 38,862
(b) Cost of services ..............................     29,764      26,385
(c) Base service fee ..............................      2,036       1,829
                                                      --------    --------
(d) Practice contribution (a-b-c) .................     11,949      10,648
(e) Physician compensation ........................     10,697       9,472
(f) IntegraMed additional fee .....................      1,251       1,176

              IntegraMed Financials
(g) IntegraMed gross revenue (b+c+f) ..............     33,051      29,390
(h) Amortization of business service rights .......       (324)       (372)
(i) Other revenue .................................         19          74
                                                      --------    --------
(k) IntegraMed fertility services revenue (g+h+i+j)   $ 32,746    $ 29,092
                                                      ========    ========

Consumer Services Segment

Revenues from our Shared Risk Refund program accounted for over 92% of our Consumer Services Segment revenues during the first quarter of 2008, up from 88% for the same period in 2007. Patients enrolled in the Shared Risk Refund program pay us an upfront fee (deposit) in return for up to six treatment cycles. The non-refundable portion of the fee is recognized as revenue at the completion of the first treatment. The remainder is recognized at the time of a treatment outcome (clinical pregnancy) or issued as a refund if all treatment options fail. The two main factors that impact Shared Risk revenue (and contribution) are:

  o The number of patients enrolled and receiving treatment
  o Pregnancy success rates

On a quarter versus quarter basis the Shared Risk Refund program continued to experience significant growth. Revenue of $3.7 million in the first three months of 2008 was up $0.8 million, or 27.6% from the same period in the prior year. This growth is primarily due to improvement in success rates.

Our Affiliate program generated revenues of $283,000 during the first quarter of 2008, versus $317,000 in the same period in the prior year. As of March 31, 2008, this network was comprised of 21 independent fertility clinics compared to 22 clinics on March 31, 2007. One clinic left the Affiliate program and transitioned into a Partner clinic in our Fertility Centers Division during the third quarter of 2007. We have an on-going program designed to attract independent unaffiliated fertility centers to join our network.

Pharmaceutical revenue was $34,000 for the three months ended March 31, 2008, compared to $57,000 during the same period in the prior year. This segment of our Consumer offerings continues to experience decreasing margins due to pharmaceutical cost increases which are not able to be passed on to the consumer.

Vein Clinics Segment

Revenues for the three months ended March 31, 2008 were $8.8 million. This compares to revenues of $7.4 million generated in the first three months of 2007 by VCA on a stand alone basis, prior to our acquisition of this business segment. Revenues in this segment are generally from billings to patients or their insurer for vein disease treatment services.

Contribution

Our 2008 first quarter contribution of $3.7 million increased 19% from the first quarter of 2007. A segment-by-segment discussion is presented below.

Fertility Centers Segment

Fertility Center contribution of $2.3 million in the first quarter of 2008 was essentially even with that of the prior year. First quarter margins in 2008 of 7.0% were down from 7.8% in 2007. Although revenue for the first quarter of 2008 increased by $3.7 million or 12.6% from the same period in 2007, and our Partner locations experienced a 13.5% increase in new patient volume during this period, margin growth has been tempered by additional division level infrastructure investments which were previously disclosed and are designed to support new acquisitions, such as the one in the third quarter of 2007 and the one recently announced in Charleston, S.C.

Consumer Services Segment

Contribution from our Consumer Services segment grew by $296,000 or 35.9% in the first quarter of 2008, compared to the same period in the prior year. This growth was driven by our Shared Risk Refund program in which applications for enrollment increased by 11.3% from the same period in the prior year and pregnancy success rates rose to 47% in the first three months of 2008 versus the 35% in 2007. Current success rates of 47% represent the high end of the expected success range while the prior year success rates were at the lower end of the range.

During the first quarter of 2008 we also contracted with two new fertility centers to be participating providers in our Affiliate program which should translate into increased Shared Risk volume in the coming months.

Vein Clinics Segment

For the first quarter of 2008, contribution from our Vein Clinics division was $322,000, or 3.6% of revenues. This compares to contribution of $267,000, or 3.6% of revenues in the prior year. The first quarter is traditionally the slowest quarter for this business segment. The historic core of this segment's operations are in the Upper Mid-West, which experienced an unusually severe winter season this year. In addition to seasonality factors, 2008 contribution was also impacted by infrastructure additions designed to support our accelerated new clinic opening plans. This segment opened three clinics in 2007, has opened one new clinic to date in 2008, and expects to open three additional clinics before the end of 2008. We plan to open five to six new clinics in 2009.

We have also begun to extract benefits from the integration of VCA's administrative functions with our Corporate Shared Services group. Efficiencies in the areas of legal, finance, information technology and human resources are expected to generate additional cost savings as 2008 progresses.

General and Administrative Expenses

General and Administrative (G&A) expenses are comprised of salaries and benefits, administrative, regulatory compliance, and operational support costs defined as our Shared Services group, which are not specifically related to individual clinical operations or other product offerings. These costs totaled $2.4 million in the first quarter of 2008, approximately even with the same period in 2007. G&A expenses were 63.1% of contribution for the first quarter of 2008, down substantially from 77.4% during the same period in 2007. We continue to actively manage G&A expenses in an effort to drive economies of scale from growth in total contribution.

Interest

Net interest expense in the first quarter of 2008 totaled $279,000, compared to net interest income of $216,000, during the same period in the prior year. The $495,000 change in net interest income/expense is primarily the planned result of utilizing cash on hand and additional borrowings as the principal means of financing our acquisition of VCA. If one compares the increased financing costs to the contribution by our Vein Clinics division during the first quarter of 2008, the acquisition was dilutive, as expected. We expect subsequent quarters to show accretion in this business segment but still maintain that our Vein Clinics acquisition will be neutral to slightly accretive over the first eighteen months since acquisition.

In addition to the impact of financing the VCA transaction, lower market interest rates, versus a year ago, have reduced the return on our current cash balances.

Income Tax Provision

Our provision for income tax was approximately $0.5 million for the three months ended March 31, 2008, or 40.7% of pre-tax income. This is compared to approximately $0.3 million for the three months ended March 31, 2007, or 32.8% of pre-tax income. Our effective tax rates for 2008 and 2007 reflect provisions for both current and deferred federal and state income taxes. The higher effective tax rate for the three months ended March 31, 2008 is mainly due to a decrease in tax-exempt interest income projected for the year 2008 compared with 2007.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2004 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2003 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations.

Off-balance Sheet Arrangements

FASB Interpretation No. 46 (Revised) "Consolidation of Variable Interest Entities" (FIN 46R) addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As of March 31, 2008, as a result of the acquisition of the Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary, therefore the adoption of FIN 46R has required us to consolidate such vein clinic operations in our financial statements. Since we do not have any interest in the individual fertility clinics where we are not the primary beneficiary, we do not consolidate the results of the fertility clinics in our accounts. Also, since we do not have any significant interest in the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts

Liquidity and Capital Resources

As of March 31, 2008, we had approximately $15.4 million in cash and cash equivalents on hand as compared to $23.7 million at December 31, 2007. Additionally, we had a working capital deficit of approximately $2.3 million, at March 31, 2008, an improvement of $0.3 million from the working capital deficit of $2.6 million as of December 31, 2007. Cash balances decreased from December 31, 2007 levels primarily due to payments of accrued earnings to physicians as well as payments on other accrued liabilities in the normal course of business.

Shared Risk Refund patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future Shared Risk revenues. These deposits totaled approximately $9.8 million and $9.7 million as of March 31, 2008 and December 31, 2007, respectively. These deposits are a significant source of cash flow and represent interest-free financing for us.

As of March 31, 2008, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements. However, we anticipate upcoming capital expenditures of approximately $4.4 million for the remainder of 2008. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements. We believe that working capital, specifically cash and cash equivalents, remain at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

In August, 2007, as part of our acquisition of Vein Clinics of America, we secured a new $25 million five-year term loan. Our previous term loan of $7.7 million was paid off in its entirety as part of this agreement. After deducting the previous loan amount, interest and fees, our net funding from Bank of America was $17.0 million. Other features of this credit facility include a $10 million five-year revolving line of credit.

Each component of our amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.00% to 2.75% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans became payable quarterly beginning November 8, 2007 and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of March 31, 2008, interest on the term loan was payable at a rate of 5.62%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.

Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of March 31, 2008 under the revolving line of credit the full amount of $10.0 million was available, of which none was outstanding.

In order to mitigate the interest rate risk associated with our new term loan, we entered into an interest rate swap agreement with Bank of America in August 2007 for 50% of the loan amount. The effect of this swap transaction was to effectively fix the interest rate on our term loan at 5.39% plus the applicable margin for the life of the loan.

Our Bank of America credit facility is collateralized by substantially all of our assets. As of March 31, 2008, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at March 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.


                                                        Payments Due by Period (000's omitted)

                                          Total       Less than 1 Year   1-3 Years       4-5 Years      After 5 Years
                                          -----       ----------------   ---------       ---------      -------------

Notes payable.........................    $24,107           $3,571         $ 7,143        $13,393           $     -
Capital lease obligations.............        360               79             175            106                 -
Operating leases......................     60,427            9,386          16,535         14,314            20,192
                                          -------           ------         -------        -------           -------
Total contractual cash
     obligations......................    $84,894          $13,036         $23,853        $27,813           $20,192
                                          =======          =======         =======        =======           =======

                                          Total       Less than 1 year   1-3 Years       4-5 Years      After 5 Years
                                          -----       ----------------   ---------       ---------      -------------

Unused lines of credit................    $10,000          $10,000     $        -      $        -        $       -


We also have commitments to provide working capital financing to member clinics in our Fertility Centers division. A significant portion of these commitments relate to our transactions with the medical practices themselves. Our responsibilities to the these medical practices are to provide financing for their accounts receivable and to hold patient deposits as well as undistributed physician earnings on their behalf. Disbursements to the medical practices generally occur monthly. The medical practice's repayment hierarchy consists of the following:

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

New Significant Accounting Policies

There have been no changes to any of our accounting policies disclosed in our most recent Annual Report on Form 10-K.


New Accounting Pronouncements

Please see Note 11 of the consolidated financial statements for a discussion on recently issued accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. During the third quarter of 2007 we entered into a derivative transaction designed to hedge 50% of our variable rate term loan. As a result of this derivative transaction we have successfully shielded ourselves from a portion of the interest rate risks associated with our term loan. We are currently subject to interest rate risks associated with our short term investments and certain advances to our Fertility clinics, both of which are tied to either short term interest rates or the prime rate. As of March 31, 2008, a one percent change in interest rates would impact our pre-tax income by approximately $100,000 annually.


Item 4. Controls and Procedures


(a) Evaluation of disclosure controls and procedures


Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of March 31, 2008 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.


As permitted by Section 404 of the Sarbanes-Oxley Act, we have elected to defer until the end of fiscal year 2008 the assessment of the effectiveness of internal control over financial reporting for the newly acquired Vein Clinics of America, Inc, subsidiary. We are in the process of reviewing the internal control system in place, documenting controls and making enhancements where needed.


(b) Changes in internal controls


There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II -         OTHER INFORMATION


     Item 1.      Legal Proceedings.

                  From time to time, we are party to legal proceedings in the ordinary course of business. As of March 31, 2008, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

     Item 1A.     Risk Factors

                  There have been no material changes from the risk factors previously disclosed in our Form 10K as of December 31, 2007.

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

                  None.


     Item 3.      Defaults Upon Senior Securities.

                  None.

     Item 4.      Submission of Matters to Vote of Security Holders.

                  None.

     Item 5.      Other Information.

                  None.

     Item 6.      Exhibits.

                  See Index to Exhibits on Page 25.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTEGRAMED AMERICA, INC.
                                        (Registrant)




Date:    May 9, 2008                    By:/s/:  John W. Hlywak, Jr.
                                                 -------------------
                                                 John W. Hlywak, Jr.
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                            Exhibit


10.34      --     Business Service Agreement between  IntegraMed  America,  Inc.
                  and Southeastern Fertility Centers, P.A. dated April 24, 2008.

31.1       --     CEO  Certification  Pursuant  to  Rule  13a-14(a)  as  Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2008.

31.2       --     CFO  Certification  Pursuant  to  Rule  13a-14(a)  as  Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2008.


32.1       --     CEO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2008.

32.2       --     CFO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2008.