Form 10-Q
period 2008-06-30
INTEGRAMED AMERICA INC
filed 2008-08-06
CIK 885988

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2008

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


     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 21, 2008 was 8,668,376.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            PAGE
PART I -     FINANCIAL INFORMATION

    Item 1.  Financial Statements

                Consolidated Balance Sheets at June 30, 2008 and
                   December 31, 2007......................................... 3

                Consolidated Statements of Operations for the three- and
                   six-month periods ended June 30, 2008 and 2007 ........... 4

                Consolidated Statement of Shareholders' Equity for the
                   six-month period ended June 30, 2008 ..................... 5

                Consolidated Statements of Cash Flows for the six-month
                   period ended June 30, 2008 and 2007 ...................... 6

                Notes to Condensed Consolidated Financial Statements ...... 7-14

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................. 15-23

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk... 23-24

    Item 4.  Controls and Procedures........................................  24


PART II -    OTHER INFORMATION

    Item 1.  Legal Proceedings..............................................  25

    Item 1A. Risk Factors...................................................  25

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....  25

    Item 3.  Defaults Upon Senior Securities................................  25

    Item 4.  Submission of Matters to a Vote of Security Holders............  25

    Item 5.  Other Information..............................................  25

    Item 6.  Exhibits ......................................................  25

SIGNATURES              ....................................................  26

CERTIFICATIONS PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002...................................... EXHIBITS


CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002...................................... EXHIBITS

PART I -- FINANCIAL INFORMATION

Item 1.          Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all dollars in thousands, except share amounts)

                                     ASSETS

                                                                                 June 30,   December 31,
                                                                                   2008         2007
                                                                               ----------   ------------
                                                                               (unaudited)

Current assets:
   Cash and cash equivalents .................................................   $  22,271    $  23,740
   Patient and other receivables, net ........................................       6,396        5,511
   Deferred taxes ............................................................       3,335        4,460
   Other current assets ......................................................       5,379        4,669
                                                                                 ---------    ---------
       Total current assets ..................................................      37,381       38,380

   Fixed assets, net .........................................................      17,545       16,912
   Intangible assets, Business Service Rights, net ...........................      22,607       22,305
   Goodwill ..................................................................      29,478       29,359
   Trademarks ................................................................       4,586        4,492
   Other assets ..............................................................       1,799        1,619
                                                                                 ---------    ---------
       Total assets ..........................................................   $ 113,396    $ 113,067
                                                                                 =========    =========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................................   $   2,855    $   1,895
   Accrued liabilities .......................................................      16,456       16,679
   Current portion of long-term notes payable and other obligations ..........       3,778        3,661
   Due to Fertility Medical Practices ........................................       7,325        9,043
   Shared Risk Revenue Patient Deposits ......................................      10,609        9,668
                                                                                 ---------    ---------
       Total current liabilities .............................................      41,023       40,946

Deferred and other tax liabilities ...........................................       1,535        1,819
Long-term notes payable and other obligations ................................      20,385       21,799
                                                                                 ---------    ---------
       Total liabilities .....................................................      62,943       64,564

Commitments and Contingencies

Shareholders' equity:
   Common Stock, $.01 par value - 15,000,000 shares authorized in 2008 and
       2007, respectively, 8,668,376 and 8,572,258 shares
       issued and outstanding in 2008 and 2007, respectively .................          87           86
   Capital in excess of par ..................................................      54,399       53,890
   Accumulated other comprehensive income (loss) .............................        (221)         (82)
   Treasury stock, at cost - 22,682 and 14,175 shares in 2008 and 2007,
     respectively ............................................................        (212)        (165)
   Accumulated deficit .......................................................      (3,600)      (5,226)
                                                                                 ---------    ---------
       Total shareholders' equity ............................................      50,453       48,503
                                                                                 ---------    ---------
       Total liabilities and shareholders' equity ............................   $ 113,396    $ 113,067
                                                                                 =========    =========

   See accompanying notes to the condensed consolidated financial statements.



                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)
                                   (unaudited)


                                                                 For the                 For the
                                                           three-month period       six-month period
                                                             ended June 30,          ended June 30,
                                                           -------------------      -------------------
                                                             2008        2007         2008        2007
                                                           -------     -------      --------    -------

Revenues, net
   Fertility Centers ....................................   $ 35,051    $ 29,727    $ 67,797    $ 58,819
   Consumer Services ....................................      4,707       4,285       8,772       7,577
   Vein Clinics .........................................     10,062        --        18,904        --
                                                            --------    --------    --------    --------
       Total revenues ...................................     49,820      34,012      95,473      66,396
                                                            --------    --------    --------    --------

Costs of services, net:
   Fertility Centers ....................................     34,481      27,246      62,923      54,068
   Consumer Services ....................................      3,343       3,038       6,287       5,505
   Vein Clinics .........................................      9,349        --        17,869        --
                                                            --------    --------    --------    --------
       Total costs of services and sales ................     45,173      30,284      87,079      59,573
                                                            --------    --------    --------    --------

Contribution
   Fertility Centers ....................................      2,570       2,481       4,874       4,751
   Consumer Services ....................................      1,364       1,247       2,485       2,072
   Vein Clinics .........................................        713        --         1,035        --
                                                            --------    --------    --------    --------
       Total contribution ...............................      4,647       3,728       8,394       6,823
                                                            --------    --------    --------    --------

General and administrative expenses .....................      2,735       2,690       5,098       5,086
Interest income .........................................        (68)       (359)       (229)       (694)
Interest expense ........................................        365         158         805         277
                                                            --------    --------    --------    --------
       Total other expenses .............................      3,032       2,489       5,674       4,669
                                                            --------    --------    --------    --------

Income before income taxes ..............................      1,615       1,239       2,720       2,154
Income tax provision ....................................        644         422       1,094         722
                                                            --------    --------    --------    --------
Net income ..............................................   $    971    $    817    $  1,626    $  1,432
                                                            ========    ========    ========    ========

Basic and diluted net earnings per share of Common Stock:
   Basic earnings per share .............................   $   0.11    $   0.10    $   0.19    $   0.18
   Diluted earnings per share ...........................   $   0.11    $   0.10    $   0.19    $   0.17

   Weighted average shares - basic ......................      8,600       8,155       8,570       8,147
   Weighted average shares - diluted ....................      8,684       8,253       8,652       8,246

   See accompanying notes to the condensed consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)
                                   (unaudited)


                                                                        Accumulated                                   Total
                                      Common Stock       Capital in    Comprehensive Treasury Stock    Accumulated  Shareholders'
                                     Shares   Amount    Excess of Par  Income (loss) Shares   Amount     Deficit      Equity
                                     ------   ------    -------------  ------------  ------   ------   -----------  ------------

BALANCE AT DECEMBER 31, 2007         8,572      $86      $53,890           $ (82)     14    $(165)     $(5,226)     $48,503
Stock awards issued, net                99        1           (1)              -       -        -            -            -
Stock award amortization                 -        -          378               -       -        -            -          378
Exercise of common stock options        11        1          297               -      (2)     (24)           -          274
Gain (loss) on hedging transaction       -        -            -            (139)      -        -            -         (139)
Treasury stock transactions, net       (14)      (1)        (165)              -     (35)     (23)           -         (189)
Net income for the six months
   ended June 30, 2008                   -      $ -      $     -           $   -       -    $   -      $ 1,626      $ 1,626
                                     --------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2008             8,668      $87      $54,399           $(221)    (23)   $(212)     $(3,600)     $50,453
                                     ======================================================================================


   See accompanying notes to the condensed consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)
                                                                                              For the
                                                                                         six-month period
                                                                                          ended June 30,
                                                                                         -------------------
                                                                                           2008       2007
                                                                                         --------   --------
                                                                                             (unaudited)
Cash flows from operating activities:
    Net income ......................................................................   $  1,626    $  1,432
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .................................................      3,623       3,017
      Deferred income tax provision .................................................       (284)        (20)
      Stock-based compensation ......................................................        378         225

Changes in assets and liabilities --
    Decrease (increase) in assets
         Patient and other accounts receivable ......................................       (885)         25
         Prepaids and other current assets ..........................................        415         324
         Other assets ...............................................................       (180)         38
    (Decrease) increase in liabilities
         Accounts payable ...........................................................        960        (745)
         Accrued liabilities ........................................................       (223)       (378)
         Due to medical practices ...................................................     (1,718)      1,534
         Shared Risk and other patient deposits .....................................        941       1,951
                                                                                        --------    --------
Net cash provided by operating activities ...........................................      4,653       7,403

Cash flows from investing activities:
    Purchase of business service rights .............................................       (950)       (500)
    Cash paid to purchase VCA .......................................................       (119)       --
    Purchase of other intangibles ...................................................        (94)        (37)
    Purchase of fixed assets and leasehold improvements, net ........................     (3,608)     (2,094)
                                                                                        --------    --------
Net cash used in investing activities ...............................................     (4,771)     (2,631)

Cash flows from financing activities:
    Proceeds from issuance of debt ..................................................        380        --
    Debt repayments .................................................................     (1,816)       (751)
    Common Stock transactions, net ..................................................         85          62
                                                                                        --------    --------
Net cash (used in) in financing activities ..........................................     (1,351)       (689)
                                                                                        --------    --------

Net increase (decrease) in cash and cash equivalents ................................     (1,469)      4,083
Cash and cash equivalents at beginning of period ....................................     23,740      32,184
                                                                                        --------    --------
Cash and cash equivalents at end of period ..........................................   $ 22,271    $ 36,267
                                                                                        ========    ========

Supplemental Information:
     Interest paid ..................................................................   $    472    $    263
     Income taxes paid ..............................................................   $    736    $    517



   See accompanying notes to the condensed consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2008, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America's Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 -- BASIS OF PRESENTATION

With the acquisition of Vein Clinics of America, Inc. ("VCA"), in the third quarter of 2007, we reorganized our service offerings into three major product lines: Fertility Centers, Consumer Services and Vein Clinics. Each of these operating segments includes an element of overhead with their Cost of Services which is specifically associated with that segment's operation. Their overhead costs had previously been reported as General and Administrative costs. The result of this change is to reduce overall contribution margins and unallocated General and Administrative costs, as reported in previous periods. We believe this presentation provides a clearer view of each division's performance and operating efficiency. All periods disclosed in this filing have been restated to reflect this new presentation.

The following pro forma data reflects the consolidated revenue and earnings of IntegraMed America, and subsidiaries had the VCA acquisition date been January 1, 2007, and had investments to position the revenue cycle management, financial management, marketing and sales and regional management infrastructure to provide for sustainable growth not been immediately implemented: (000's omitted, except per share amounts):

Supplemental pro forma results of operations for the three and six-month periods ended June 30, 2007

                                        For the                   For the
                                     three months               six months
                                  ended June 30, 2007       ended June 30, 2007
                                  -------------------       -------------------

Revenue...............................  $43,167                    $82,951
Net Income............................  $ 1,581                    $ 2,380
Basic Earnings per share..............  $  0.19                    $  0.29


NOTE 3 -- COMMON SHARES OUTSTANDING:

All common share numbers reported herein reflect the 25% stock split effected in the form of a stock dividend declared by the Board of Directors on March 19, 2007 and paid on May 4, 2007 .

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4 -- EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2008 and 2007 is as follows (000's omitted, except for per share amounts):

                                                     For the                     For
                                                three-month period         six-month period
                                                  ended June 30,            ended June 30,
                                                ------------------       -------------------
                                                  2008     2007           2008       2007
                                                --------  -------        ------     --------
Numerator
Net Income ...................................   $  971   $  817          $1,626   $1,432

Denominator
Weighted average shares outstanding (basic) ..    8,600    8,155           8,570    8,147
Effect of dilutive options and warrants ......       84       98              82       99
                                                 ------   ------          ------   ------
Weighted average shares and dilutive potential
     Common shares (diluted) .................    8,684    8,253           8,652    8,246
Basic earnings per share .....................   $ 0.11   $ 0.10          $ 0.19   $ 0.18
                                                 ======   ======          ======   ======
Diluted earnings per share ...................   $ 0.11   $ 0.10          $ 0.19   $ 0.17
                                                 ======   ======          ======   ======

For the three and six month periods ended June 30, 2008 there were 118,525 and 123,252, respectively, outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of these outstanding options were greater than the average market price of the shares of Common Stock.

For the three and six month periods ended June 30, 2007 there were no outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of all outstanding options were less than the average market price of the shares of Common Stock.

NOTE 5 -- SEGMENT INFORMATION:

We currently report three major operating divisions and a corporate office that provides shared services.

Our Fertility Centers Division is comprised of a provider network of 10 contracted fertility centers located in major markets across the United States. We offer products and services to these providers designed to support the fertility centers' growth. This division also supports a Council of Physicians and Scientists, as well as ARTIC, a captive insurance company which provides malpractice insurance to member physicians.

Our Consumer Services Division offers products directly to fertility patients. The division's Shared Risk(R) Refund and financing programs are designed to make the treatment process easier and more affordable for patients. As of June 30, 2008, the division maintained a contracted network of 22 independent fertility clinics under its Affiliate program which is designed to distribute the division's products and services to a wider group of patients than just those serviced by our Fertility Center locations. The division also offers fertility medications directly to patients via a competitively priced mail-order pharmacy.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Our Vein Clinics Division, formed on August 8, 2007, with the purchase of VCA, provides business and management services to a network of 31 (as of June, 2008) clinics located in 11 states which specialize in the treatment of vein disease and disorders.


We also maintain a Shared Services group within the Corporate office. In addition to their corporate responsibilities, this group assists the Fertility Centers, Consumer Services and Vein Clinics Divisions with administrative services such as finance, accounting, human resources and purchasing support; access to capital for financing clinic operations and expansion; traditional marketing; internet marketing and website support and integrated information systems.

Performance by segment, for the three and six-month periods ended June 30, 2008 and 2007 are presented below.

                                          Fertility     Consumer     Vein
                                           Centers      Services    Clinics    Corp G&A     Consolidated
                                           -------      --------    -------    --------     ------------
For the three months ended June 30, 2008
     Revenues ..........................   $ 35,051     $  4,707    $ 10,062    $   --       $ 49,820
     Cost of Services ..................     32,481        3,343       9,349        --         45,173
                                           --------     --------    --------    --------     --------
     Contribution ......................      2,570        1,364         713        --          4,647
     Operating margin ..................        7.3%        29.0%        7.1%        0.0%         9.3%

     General and Administrative ........       --           --          --         2,735        2,735
     Interest, net .....................        (43)        --             3         337          297
                                           --------     --------    --------    --------     --------
     Income before income taxes ........   $  2,613     $  1,364    $    710    $ (3,072)    $  1,615
                                           ========     ========    ========    ========     ========

     Depreciation expense included above   $  1,114     $   --      $    190    $    200     $  1,504
     Capital Expenditures ..............   $  2,053     $   --      $    150    $    174     $  2,377
     Total Assets ......................   $ 43,101     $    932    $ 45,658    $ 23,705     $113,396

For the six-months ended June 30, 2008
     Revenues ..........................   $ 67,797     $  8,772    $18,904 $       --       $ 95,473
     Cost of Services ..................     62,923        6,287      17,869        --         87,079
                                           --------     --------    --------    --------     --------
     Contribution ......................      4,874        2,485       1,035        --          8,394
     Operating margin ..................        7.2%        28.3%        5.5%        0.0%         8.8%

     General and Administrative ........       --           --          --         5,098        5,098
     Interest, net .....................       (109)        --             2         683          576
                                           --------     --------    --------    --------     --------
     Income before income taxes ........   $  4,983     $  2,485    $  1,033    $ (5,781)    $  2,720
                                           ========     ========    ========    ========     ========

     Depreciation expense included above   $  2,191     $      1    $    373    $    410     $  2,975
     Capital Expenditures ..............   $  2,718     $   --      $    597    $    293     $  3,608
     Total Assets ......................   $ 43,101     $    932    $ 45,658    $ 23,705     $113,396

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                           Fertility     Consumer      Vein
                                            Centers      Services    Clinics   Corp G&A     Consolidated
                                            -------      --------    -------   --------     ------------

For the three months ended June 30, 2007
     Revenues...........................   $ 29,727     $  4,285    $      -    $      -     $ 34,012
     Cost of Services...................     27,246        3,038           -           -       30,284
                                           --------     --------    --------    --------     --------
     Contribution.......................      2,481        1,247           -           -        3,728
     Operating margin...................        8.3%        29.1%        0.0%        0.0%        11.0%

     General and Administrative.........          -            -           -       2,690        2,690
     Interest, net......................        (53)           -           -        (148)        (201)
                                           --------     --------    --------    --------     --------
     Income before income taxes.........   $  2,534      $ 1,247    $      -    $ (2,542)    $  1,239
                                           ========     ========    ========    ========     ========

     Depreciation expense included above   $    973     $      -    $      -    $    217     $  1,190
     Capital Expenditures...............   $    797     $      -    $      -    $    147     $    944
     Total Assets.......................   $ 40,724     $    789    $      -    $ 36,049     $ 77,562

For the six-months ended June 30, 2007
     Revenues...........................   $ 58,819     $  7,577    $      -    $      -     $ 66,396
     Cost of Services...................     54,068        5,505           -           -       59,573
                                           --------     --------    --------    --------     --------
     Contribution.......................      4,751        2,072           -           -        6,823
     Operating margin...................        8.1%        27.3%        0.0%        0.0%        10.3%

     General and Administrative.........          -            -           -       5,086        5,086
     Interest, net......................       (116)           -           -        (301)        (417)
                                           --------     --------    --------    --------     --------
Income before income taxes..............   $  4,867     $  2,072    $      -    $ (4,785)    $  2,154
                                           ========     ========    ========    ========     ========

     Depreciation expense included above   $  1,904     $      1    $      -    $    419     $  2,324
     Capital Expenditures...............   $  1,765     $      -    $      -    $    329     $  2,094
     Total Assets.......................   $ 40,724     $    789    $      -    $ 36,049     $ 77,562

NOTE 6- INTANGIBLE ASSETS:

Business Service Rights consist of fees and expenses paid in conjunction with service contracts associated with our Fertility Centers Partner program. These service contracts typically have ten to twenty five year initial lives with the associated service fees on some contracts refundable upon contract termination. We amortize our non-refundable Business Service Rights over the life of their applicable contract. Refundable Service Rights, which totaled approximately $6.1 million as of June 30, 2008, are not amortized because these funds will be returned to us upon contract termination.

Goodwill consists of amounts paid related to the acquisition of VCA in excess of the fair value of net assets and liabilities acquired. Contingent consideration payments, if any, related to earn out provisions of this acquisition are not included in the value presented as they are not estimable at this time. Such payments, if any, will be paid 50% in cash and 50% in stock and will result in an adjustment to goodwill. Currently, no contingent earn out provisions have been met and no payments are due.

Trademarks are comprised of valuations assigned to assets associated with the VCA acquisition as well as costs associated with our trademark and service mark rights.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

We test all our individual intangible assets for impairment on a regular basis. To date no impairment has been incurred and therefore no impairment charges have been recognized in our financial statements.


NOTE 7 - DUE TO MEDICAL PRACTICES:

Due to Fertility Medical Practices is comprised of the net amounts owed by us to medical practices contracted as Fertility Centers. We do not consolidate the results of the Fertility Centers into our accounts. This balance is comprised of amounts due to us by the medical practices for funds, which we advanced with full recourse for use in financing their accounts receivable, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

As of June 30, 2008 and December 31, 2007, Due to Medical Practices was comprised of the following balances (000's omitted):

                                               June 30, 2008  December 31, 2007
                                               -------------  -----------------
                                                 (unaudited)

       Advances to Practice....................... $(18,560)       $(15,585)
       Undistributed Physician Earnings...........    3,211           6,338
       Physician Practice Patient Deposits........   22,674          18,290
                                                   --------       ---------
       Due to Medical Practices, net..............$   7,325       $   9,043
                                                  =========       =========

NOTE 8 - STOCK-BASED EMPLOYEE COMPENSATION:

We currently have three stock option plans which have been previously approved by the stockholders. All three plans are described more fully in Note 16 of the financial statements in our most recent Annual Report on Form 10-K. Under the 1992 Incentive and Non-Incentive Stock Option Plan (the "1992 Plan"), the 2000 Long-term Compensation Plan (the "2000 Plan") and the 2007 Long-term Compensation Plan (the "2007 Plan"), 500,000, 700,000 and 500,000 shares ,subject to adjustment, of common stock, respectively, were reserved for issuance of incentive and non-incentive stock options and stock grants. The 1992 Plan expired in May 2002, and although some options are still outstanding, no further awards may be made under that plan. Under the 2000 and 2007 Plans, stock options and stock grants may be awarded to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of award, with stock grants generally vesting in three to five years. The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions. Under all of our plans, options expire three months from the date of the holder's termination of employment or twelve months in the event of disability or death. As of June 30, 2008, there were 356,784 shares available for granting under these plans. We recognize compensation cost for stock option plans over the vesting period based on the fair value of the option as of the date of the grant.

The following table sets forth information about the weighted-average fair value of options granted during the periods below, and the assumptions used for each grant:

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                               For the               For the
                                                            three months           six months
                                                           ended June 30,        ended June 30,
                                                          ---------------        ----------------
                                                          2008       2007         2008       2007
                                                          ----       ----         ----       ----

         Fair Value of Options...................         $8.06       N/A         $8.45       N/A
         Dividend yield..........................          0.0%       N/A          0.0%       N/A
         Expected volatility.....................         51.7%       N/A         51.8%       N/A
         Risk free interest rate.................          4.0%       N/A          4.0%       N/A
         Expected term in years..................          6.31       N/A          6.30       N/A

Stock option activity under these plans is summarized below:

                                                  Number of
                                                  Shares of
                                                 Common Stock
                                                  Underlying   Weighted Average
                                                    Options     Exercise Price
                                                  ----------   ----------------

    Options outstanding as of December 31, 2007....  102,219        $  2.33
    Stock awards (granted).........................  127,844        $  8.45
    Awards exercised...............................      133         $46.52
    Awards cancelled...............................        -
                                                   ---------
    Options outstanding as of June 30, 2008........  229,930        $  5.71
                                                     =======

    Options exercisable at:
         December 31, 2007.........................  102,219        $  2.33
         June 30, 2008.............................  102,085        $  2.27

The intrinsic value (difference between exercise price and current value of our common stock) of exercisable options at December 31, 2007 and June 30, 2008 was $973,000 and $721,000, respectively.

For the three and six month periods ended June 30, 2008, we recorded a charge to earnings to recognize compensation expense of $4,000 and $6,000, respectively, related to the value of outstanding stock options. There was no compensation expense related to stock options in the comparable periods of 2007. As of June 30, 2008, we had approximately $731,000 of unrecognized compensation costs related to stock options which will be recognized over their vesting period.

We also issue restricted stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers generally vests over a period of three to five years. Our General and Administrative expense includes compensation costs recognized in connection with these restricted stock grants of $216,000 and $367,000 for the three and six month periods ended June 30, 2008, respectively, and $115,000 and $225,000 for the three and six month periods ended June 30, 2007. As of June 30, 2008, we had approximately $1.7 million of unrecognized compensation costs related to stock grants which will be recognized over their vesting period.

NOTE 9 -- INTEREST RATE HEDGING TRANSACTION:

In the normal course of business we are exposed to the risk that our earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

In conjunction with our term loan agreement, executed during the third quarter of 2007, we entered into an interest rate swap agreement on a portion of that loan. This swap agreement is designed to hedge risks associated with a portion of our principle floating rate debt.

As a result of this agreement, our net income for the three and six-months ended June 30, 2008, included additional financing costs of approximately $71,000 and $115,000, respectively, and we expect to record additional financing costs of approximately $250,000 related to the swap agreement over the next twelve months, given current interest rate forecasts (these financing costs are expected to be offset by lower interest rates on that portion of the underlying term loan not participating in the swap). In addition to the costs included in our reported net income, this hedge also generated a non-recognized income of approximately $54,000 for the second quarter of 2008, and a non-recognized loss of $221,000 as of June 30, 2008 which is reported as part of our accumulated other comprehensive income (loss).

The interest rate swap agreement is designed to hedge approximately 50% of our outstanding term loan. We deem this hedge to be highly effective as it shares the same termination date and amortization schedule as the underlying debt subject to the hedge and the change in fair value inversely mimics the appropriate portion of the hedged item. As of June 30, 2008, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):

                                                     For the              For the
                                               three-month period   six-month period
                                                  ended June 30,      ended June 30,
                                               ------------------   -----------------
                                                 2008      2007       2008      2007
                                               --------  --------   -------   -------

Net income as reported .....................   $   971   $   817   $  1626    $ 1,432
Net income/(loss) on derivative transactions        54         5      (139)        (6)
                                               -------   -------   -------    -------

Total comprehensive income .................   $ 1,025   $   822   $ 1,487    $ 1,426
                                               =======   =======   =======    =======

NOTE 10-- LITIGATION:

From time to time, we are party to legal proceedings in the ordinary course of business. As of June 30, 2008, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 11 -- RECENT ACCOUNTING STANDARDS:

SFAS No. 141R, Business Combinations

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141R establishes principles and requirements for how the acquirer:

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

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

This statement is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS No. 141R could have on our consolidated financial statements.

SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements
----------------------------------------------------------------------------

 In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years after December 15, 2008. We are currently evaluating the impact that SFAS No. 160 and believe it will have no material impact on our consolidated financial statements.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities
-----------------------------------------------------------------------------

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years after November 15, 2008. We are currently evaluating the impact that SFAS No. 161 and believe it will have no material impact on our consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this report and with IntegraMed America Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Business Overview

IntegraMed America is a leading provider of specialty healthcare services in emerging, technology-focused segments. The company currently operates in two healthcare sectors - the fertility care and varicose vein treatment segments. The company supports its operations with an established infrastructure of clinical and business information systems, marketing, facilities and operations management, finance and accounting, human resources, legal support, risk management and quality assurance. The company is organized into three operating divisions.

Our Fertility Centers Division is comprised of ten contracted fertility centers, located in major markets across the United States. Each contracted center is comprised of multiple physicians and locations and are typically the number one or two provider group in the markets served.

The strategy of the Fertility Centers Division is to support long term growth, attract and retain new patients, enable provision of superior care, and increase efficiency of contracted fertility centers. The Fertility Center division is contracted with fertility centers comprised of 82 physicians and PhD scientists performing 13% of total US IVF volume.

Our Consumer Services Division offers treatment financing programs directly to fertility patients. The division's Shared Risk Refund and traditional credit financing programs are designed to make the treatment process easier and more affordable for patients. The division maintains provider contracts with the Fertility Centers division as well as a network of 22 independent fertility clinics under its Affiliate program. The division also offers fertility medications directly to patients through a competitively priced mail-order pharmacy.

The strategy of the Consumer Services division is to increase the size of the Affiliate provider network, increase the number of Shared Risk Refund contracts sold to patients, maintain excellent pregnancy success rates for patients enrolled in the program, expand the offerings of the Shared Risk Refund program to additional patients who currently do not qualify for the current program, and build new products and services that can be sold directly to consumers of specialty health care services.

Our Vein Clinics Division was formed on August 8, 2007, with the purchase of Vein Clinics of America, Inc. The Vein Clinics Division provides business and management services to a network of 31 clinics located in 11 states which specialize in the treatment of vein disease and disorders.

The strategy of the Vein Clinics division is to provide technologically advanced care for varicose vein disease to underserved populations across the US, increase the volume, productivity and profits of existing vein clinics, open new vein clinics in markets currently being served by the company, open new vein clinics in markets currently not served by the company, and support anticipated growth with a solid business management infrastructure.

The Company seeks to support its operating divisions with Shared Services that can be leveraged across the operations. Included in the Shared Services infrastructure are information systems, finance and administration, human resources, legal services and investor relations.

Major Events Impacting Financial Condition and Results of Operations

2008
----

On June 23, 2008, we announced that we entered into a new Affiliate services contract with the University of North Carolina ("UNC") School of Medicine's Department of Obstetrics and Gynecology in Chapel Hill, North Carolina. As an Affiliate, UNC School of Medicine's Department of Obstetrics and Gynecology receives distribution rights to IntegraMed's consumer products and services. In addition, UNC School of Medicine's Department of Obstetrics and Gynecology has the right to receive other products and services uniquely designed to support the business needs of successful, high-growth fertility centers.

On June 5, 2008, we announced the opening of a new Vein Clinic location in Marietta, Georgia. This clinic is IntegraMed's fourth vein clinic in Georgia and this newly completed, state-of-the-art clinic, outfitted with the latest in laser and other vein treatment technologies is uniquely positioned to deliver the highest level of patient care available in the area.

On April 29, 2008, we announced the opening of a new Vein Clinic treatment center in Alexandria, Virginia. This addition to our Vein Clinics Division will provide focused vein care treatment solutions to the Washington, D.C. metropolitan area.

On April 24, 2008, we entered into a Business Services Agreement to supply a complete range of business, marketing and facility services to the Southeastern Fertility Centers, P.A., located near Charleston, South Carolina. Under the terms of this 25-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of the practice's earnings. We also committed up to $0.6 million to fund any necessary capital needs of the practice.

On April 1, 2008, we entered into an Affiliate services contract with OU Physicians Reproductive Health in Oklahoma City, Oklahoma. As a result of this agreement, OU Physicians Reproductive Health provides another opportunity for our Consumer Services Division to distribute their product offerings in support of this successful fertility center.

Subsequent Events
-----------------

On July 9, 2008 we entered into a Business Services Agreement to provide business, marketing and facility services to Arizona Reproductive Medicine Specialists in Phoenix, Arizona. Under the terms of this 25 year agreement, IntegraMed will phase in full implementation of its services over time.

2007
----

On August 29, 2007, we entered in to a Business Services Agreement to supply a complete range of business, marketing and facility services to the Center for Reproductive Medicine in Orlando, Florida. The Center for Reproductive Medicine is a fertility practice comprised of four physicians. Under the terms of this 25-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of the Center for Reproductive Medicine's earnings. We also committed up to $1.0 million to fund any necessary capital needs of the practice.

On August 8, 2007, we acquired all of the outstanding stock of Vein Clinics of America, Inc.(VCA) for a total cost of approximately $29 million in cash and common stock. The results of VCA are included in our financial statements from the date of the acquisition.

Also on August 8, 2007 we entered into an amended loan agreement with Bank of America. The new term loan is in the amount of $25 million (the proceeds of which were applied to repay our original term loan and finance in part the VCA transaction). Interest on the new term loan is at our option, at the prime rate or at LIBOR plus 2% to 2.75% depending upon the level of the ratio of consolidated debt to earnings before interest, taxes depreciation and amortization ("EBITDA"). The loan agreement also contains provisions for a revolving line of credit in the amount of $10 million. Interest on the revolver is at LIBOR plus 1.5% to 2.5% depending on the level of the ratio of consolidated debt to EBITDA. As of June 30, 2008, no amounts were drawn on the revolver.

Effective July 1, 2007, we expanded the Shady Grove Fertility Center Partner Service arrangement with the addition of the Fertility Center of the Greater Baltimore Medical Center ("Center") in Baltimore, Maryland where we will provide a full range of business, marketing and facility services. Under the terms of this agreement, we purchased the assets of the Center from Greater Baltimore Medical Center and have committed additional resources to support further growth and development of the Center. Under the terms of this agreement, we will be paid service fees comprised of reimbursed costs of services and a fixed percentage of revenues, plus an additional fixed amount of the Center's earnings.

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

Results of Operations

The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statements of operations for the three and six month periods ended June 30, 2008 and 2007:


                                                  For the                For the
                                             three-month period     six-month period
                                               ended June 30,         ended June 30,
                                              ------------------    -----------------
                                                2008      2007      2008      2007
                                              --------  --------    ----     ------
                                                 (unaudited)           (unaudited)
Revenues, net
    Fertility Centers ....................      70.4%     87.4%     71.0%     88.6%
    Consumer Services ....................       9.4%     12.6%      9.2%     11.4%
    Vein Care Services ...................      20.2%      0.0%     19.8%      0.0%
         Total Revenues ..................     100.0%    100.0%    100.0%    100.0%

Cost of services and sales
    Fertility Centers ....................      65.2%     80.1%     65.9%     81.4%
    Consumer Services ....................       6.7%      8.9%      6.6%      8.3%
    Vein Care Services ...................      18.3%      0.0%     18.7%      0.0%
         Total Costs of services and sales      90.7%     89.0%     91.2%     89.7%

Contribution
    Fertility Centers ....................       5.2%      7.3%      5.1%      7.2%
    Consumer Services ....................       2.7%      3.7%      2.6%      3.1%
    Vein Care Services ...................       1.4%      0.0%      1.1%      0.0%
         Total Contribution ..............       9.3%     11.0%      8.8%     10.3%

General and administrative expenses ......       5.5%      7.9%      5.3%      7.7%
Interest income ..........................      (0.1)%    (1.0)%    (0.2)%    (1.0)%
Interest expense .........................       0.7%      0.5%      0.8%      0.4%
         Total other expenses ............       6.1%      7.4%      5.9%      7.1%

Income before income taxes ...............       3.2%      3.6%      2.9%      3.2%
Income tax provision .....................       1.3%      1.2%      1.1%      1.0%
Net income ...............................       1.9%      2.4%      1.8%      2.2%


Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months
 Ended June 30, 2007
------------------------------------------------------------------------------

Revenues
--------

For the three months ended June 30, 2008, total revenues of $49.8 million increased approximately $15.8 million, or 47%, from the same period in 2007. Approximately $10.0 million of this increase came from our Vein Clinics Division, which was acquired in the third quarter of 2007, with the remaining increase attributable to our existing Fertility Centers and Consumer Services Divisions. Our Fertility Centers revenue increased approximately $5.3 million, or 17.9%, as a result of growth within legacy medical practices, the addition of two new Partner arrangements and the expansion of the Shady Grove contract in mid-2007. Our Consumer Services segment experienced increased revenues of $0.4 million, or 9.8%, primarily driven by growth in its Shared Risk Refund program.

For the six months ended June 30, 2008, total revenues $95.5 million increased approximately $29.1 million, or 44%, from the same period in 2007. Approximately $18.9 million of this increase was derived from our Vein Clinics Division, with the remaining increase attributable to our existing Fertility Centers and Consumer Services operations. Our Fertility Centers revenue increased approximately $9.0 million, or 15.3%, as a result of growth within the underlying medical practices and the addition of three new Partner agreements. Our Consumer Services segment experienced increased revenues of $1.2 million, or 15.8%, through the continued expansion of its Shared Risk Refund program.


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

The components of our revenue from each of the fertility centers are:

o A Base Service fee calculated as a percentage of patient revenue as reported by the center (this percentage varies from 6% down to 3% depending on the level of patient revenues);

o Cost of Services equal to reimbursement for the expenses which we advanced to the center during the month (representing substantially all of the expenses incurred by the practice) and;

o Our Additional fees which represent our share of the net income of the center (which varies from 10% to 20% or a fixed amount depending on the underlying center).

In addition to these revenues generated from our Fertility Centers, we often receive miscellaneous other revenues related to providing services to medical practices. From the total of our revenues, we subtract the annual amortization of our Business Service Rights, which are the rights to provide Business Services to each of the centers.

During the second quarter of 2008, Fertility Center revenues increased by $5.3 million or 17.9% from the same period in 2007. Our two newest stand-alone fertility center contracts, one acquired in the third quarter of 2007, the other during the second quarter of 2008, were responsible for $2.3 million of the increase. The remaining growth among our existing centers is mainly attributed to an increased number of patient visits and patient treatment cycles.

Fertility center revenue for the six months ended June 30, 2008 versus the six months ended June 30, 2007 increased approximately $9.0 million, or 15.3%. Approximately $3.6 million of this increase was derived from the two new stand-alone contracts with the remainder $5.4 million generated based on organic patient growth at our legacy centers.

The table below illustrates the components of Fertility Centers revenue in relation to the physician practice financials for the first three and six months of 2008 compared to 2007:

                                                             For the               For the
                                                       three month period      six-month period
                                                         ended June 30,          ended June 30,
                                                       ------------------     -------------------
                                                        2008        2007       2008         2007
                                                       ------      ------     ------       ------
                                                           (unaudited)               (unaudited)
                                                      Providers   Providers  Providers    Providers
                     Physician Financials
(a) Patient revenue ...............................   $ 48,515    $ 41,666    $ 92,264    $ 80,528
(b) Cost of services ..............................     31,740      26,782      61,504      53,167
(c) Base service fee ..............................      2,201       1,924       4,237       3,753
                                                      --------    --------    --------    --------
(d) Practice contribution (a-b-c) .................     14,574      12,960      26,523      23,608
(e) Physician compensation ........................     13,201      11,677      23,898      21,149
(f) IntegraMed additional fee .....................      1,374       1,306       2,625       2,482

              IntegraMed Financials
(g) IntegraMed gross revenue (b+c+f) ..............     35,315      30,012      68,366      59,402
(h) Amortization of business service rights .......       (324)       (321)       (648)       (693)
(i) Other revenue .................................         60          36          79         110
                                                      --------    --------    --------    --------
(k) IntegraMed fertility services revenue (g+h+i+j)   $ 35,051    $ 29,727    $ 67,797    $ 58,819
                                                      ========    ========    ========    ========


Consumer Services Segment

Revenues from our Shared Risk Refund program accounted for approximately 93% of our Consumer Services segment revenues during the second quarter and first six months of 2008, up from 91% and 90% for the same periods in 2007, respectively. Patients enrolled in the Shared Risk Refund program generally pay us an upfront fee (deposit) in return for up to six treatment cycles. The non-refundable portion of the fee is recognized as revenue at the completion of the first treatment. The remainder is recognized at the time of a treatment outcome (clinical pregnancy) or issued as a refund if all treatment options fail. The two main factors that impact Shared Risk revenue (and contribution) are:

o   The number of patients enrolled and receiving treatment
o   Pregnancy success rates

On both a quarterly and year to date basis the Shared Risk Refund program continued to experience significant growth. Revenue of $4.3 million in the second quarter of 2008 was up $0.5 million, or 12% from the same period in the prior year. For the six months ended June 30, 2008, revenue from the Shared Risk Refund program increased $1.3 million, or 19%, from the same period in 2007. Applications by prospective patients to join the program grew by 23% and 17% for the three and six months ended June 30, 2008, respectively, versus the same periods in the prior year.

Our Affiliate program generated revenues of $304,000 during the second quarter of 2008, versus $321,000 in the same period in the prior year. Our Affiliate program generated revenues of $587,000 during the first six months of 2008 as compared to $638,000 for the first six months of 2007. Our two newest fertility practices, located in Orlando, Florida and Mount Pleasant, South Carolina, transitioned from the Affiliate program into full fertility clinic contracts the third quarter of 2007 and second quarter of 2008, respectively. With their conversion from Affiliate to fertility clinic, earnings from these practices are now reflected in the Fertility Centers segment of our business. As of June 30, 2008, our Affiliate network was comprised of 22 independent fertility clinics compared to 21 clinics on June 30, 2007. We have an on-going program designed to attract independent unaffiliated fertility centers to join our Affiliate network.

Pharmaceutical revenue was $34,000 and $68,000 for the three and six months ended June 30, 2008, compared to $68,000 and $105,000 during the same periods in the prior year. This segment of our Consumer offerings continues to experience decreasing margins due to pharmaceutical cost increases which are not able to be passed on to the consumer.

Vein Clinics Segment

Revenues for the three and six months ended June 30, 2008 were $10.1 million and $18.9 million, respectively. This compares to revenues of $9.2 million and $16.6 million generated in the second quarter and first six months of 2007 by VCA on a stand alone basis, prior to our acquisition of this business segment. Revenues in this segment are generally from billings to patients or their insurer for vein disease treatment services with this patient revenue consolidated directly into our financials.

Contribution
------------

Our 2008 second quarter contribution of $4.6 million increased 25% from the same period in 2007. Contribution increased from $6.8 million in the first six months of 2007 to $8.4 million for the first six months of 2008, or an increase of 23%. A segment-by-segment discussion is presented below.

Fertility Centers Segment

Comparing the second quarters and first six months of 2008 to 2007, Fertility Center contribution grew 3.5% from $2.5 million to $2.6 million. Second quarter margins in 2008 of 7.3% were down from 8.3% in 2007. For the first six months of 2008, Fertility Center contribution was $4.9 million as compared to $4.8 million during the same period in 2007, an increase of 2.6%. Although revenue increased for the second quarter and first six months of 2008 by $5.3 million and $9.0 million, respectively, and our fertility center locations experienced a 13.5% increase in new patient volume during this period, margin growth has been tempered by additional division level infrastructure investments which were previously disclosed and are designed to support continuing growth and new acquisitions. The bulk of these investments have already been absorbed into the division support structure and we expect increased contribution and margins in future quarters as a result.


Consumer Services Segment

Contribution from our Consumer Services segment grew by $117,000 or 9.4% in the second quarter of 2008, compared to the same period in the prior year. This growth was driven by our Shared Risk Refund program in which applications for enrollment increased by 23.0% from the same period in the prior year and pregnancy success rates rose by 15.9% versus the second quarter of 2007. On a six month basis, contribution is up 20%, or $413,000, based on higher patient activity and success rates of 47% versus 41% during the same period in 2007. Current success rates of 47% represent the high end of the expected success range while the prior year success rates were at the lower end of the range.

During the second quarter of 2008 we also contracted with one new fertility center to be a participating provider in our Affiliate program which should translate into increased Shared Risk volume in the coming months.


Vein Clinics Segment

For the second quarter of 2008, contribution from our Vein Clinics Division was $713,000, or 7.1% of Vein Clinic revenues. This compares to contribution of $1.2 million, or 12.7% of revenues in the same period in the prior year. For the first six months of 2008, Vein Clinic contribution of $1.0 million or 5.5% of revenue compares to $1.4 million or 8.6% of revenue in the first six months of 2007. The first quarter is traditionally the slowest quarter for this business segment. The historic core of this segment's operations are in the Upper Mid-West, which experienced an unusually severe winter season this year versus last year hampering our six month comparison. In addition to seasonality factors, 2008 contribution was also impacted by infrastructure additions designed to support our accelerated new clinic opening plans. This segment opened three clinics in all of 2007, and has opened three new clinics in 2008 to date, with plans to open one more clinic before the end of the current year. As with the Fertility Centers Division, most of the investments in division level resources for the Vein Clinics have already been absorbed into their cost structure and will enable us to accelerate new clinic openings in a controlled and predictable manner with five or six new clinics planned for 2009.

We have also begun to extract benefits from the integration of VCA's administrative functions with our Corporate Shared Services group. Efficiencies in the areas of legal, finance, information technology and human resources are expected to generate additional cost savings as 2008 progresses, with additional synergistic opportunities continuing to be evaluated.

General and Administrative Expenses
-----------------------------------

General and Administrative ("G&A") expenses are comprised of salaries and benefits, administrative, regulatory compliance, and operational support costs defined as our Shared Services group, which are not specifically related to individual clinical operations or other product offerings. These costs totaled $2.7 million in the second quarter of 2008, and $5.1 million for the first six months of 2008, approximately even with the same periods in 2007. G&A expenses were 58.9% of contribution for the second quarter of 2008, down substantially from 72.2% during the same period in 2007. For the first six months of 2008, G&A expenses were 60.7% of contribution, as compared to 74.5% during the same period in 2007. We continue to actively manage G&A expenses in an effort to leverage our Support Services group and extract economies of scale from within the organization.

Interest
--------

Net interest expense in the second quarter of 2008 totaled $297,000, compared to net interest income of $201,000, during the same period in the prior year. Net interest expense was $576,000 for the first six months of 2008 as compared to net interest income of $417,000 in the first six months of 2007. The change in net interest income/expense is primarily the planned result of utilizing cash on hand and additional borrowings as the principal means of financing our acquisition of VCA. As expected, if one compares the increased financing costs to the contribution by our Vein Clinics Division over the first six months of 2008, the acquisition was slightly dilutive after taking into account the shares issued during the transaction. We expect subsequent quarters to show accretion in this business segment but still maintain that our Vein Clinics acquisition will be neutral to slightly accretive over the next six to nine months.

In addition to the impact of financing the VCA transaction, lower market interest rates, versus a year ago, have reduced the return on our current cash balances.

Income Tax Provision
--------------------

Our provision for income tax was approximately $1.1 million for the six months ended June 30, 2008, or 40.2% of pre-tax income. This is compared to approximately $0.7 million, or 33.5%, of pre-tax income during the same period in the prior year. For the second quarter of 2008, the income tax provision was approximately $0.6 million, or 39.9% of pre-tax income, compared to $0.4 million, or 34.0% of pre-tax income in the second quarter of 2007. Our effective tax rates for 2008 and 2007 reflect provisions for both current and deferred federal and state income taxes. The higher effective tax rates for the periods ended June 30, 2008 are mainly due to a decrease in tax-exempt interest income projected for 2008 compared with 2007. The effective income tax rate for the six months ended June 30, 2008 also includes additional interest for tax exposure items of approximately $11,000, which is treated as a discrete item.

Effective January 1, 2007, we adopted Financial Accounting Standards Board
(FASB) Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have a material impact on our financial statements. As of June 30, 2008, the total gross unrecognized tax benefits were approximately $246,000, and the total unrecognized tax benefits (net of federal effect) were approximately $179,000, all of which would impact our effective tax rate if recognized. Interest on unrecognized tax benefits as of June 30, 2008 was approximately $26,000. We anticipate that approximately $30,000 of our net unrecognized tax benefits will become recognized over the next year due to expirations in the statute of limitations.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2004 through 2007 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2003 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations.

Off-balance Sheet Arrangements

FASB Interpretation No. 46 (Revised) "Consolidation of Variable Interest Entities" (FIN 46R) addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As of June 30, 2008, as a result of the acquisition of the VCA we have interests in the individual vein clinics, where we are the primary beneficiary, therefore the adoption of FIN 46R has required us to consolidate such vein clinic operations in our financial statements. Since we do not have any interest in the individual fertility clinics and we are not the primary beneficiary, we do not consolidate the results of the fertility clinics in our accounts. Also, since we do not have any significant interest in the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.

Liquidity and Capital Resources

As of June 30, 2008, we had approximately $22.3 million in cash and cash equivalents on hand as compared to $23.7 million at December 31, 2007. Additionally, we had a working capital deficit of approximately $3.6 million, at June 30, 2008, an increase of $1.0 million in the working capital deficit of $2.6 million as of December 31, 2007. Cash balances decreased from December 31, 2007 levels primarily due to investments in fixed assets and leasehold improvements, the purchase of additional business service rights and scheduled debt repayments. We expect to build cash balances over the remainder of the current year due to better timing of payments to vendors and a reduction in the pace of capital expenditures.

Shared Risk Refund patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future Shared Risk revenues. These deposits totaled approximately $10.6 million and $9.7 million as of June 30, 2008 and December 31, 2007, respectively. These deposits are a significant source of cash flow and represent interest-free financing for us.

As of June 30, 2008, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements. However, we anticipate upcoming capital expenditures of approximately $2.6 million for the remainder of 2008. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements. We believe that working capital, specifically cash and cash equivalents, remain at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

In August, 2007, as part of our acquisition of VCA, we secured a new $25 million five-year term loan. Our previous term loan of $7.7 million was paid off in its entirety as part of this agreement. After deducting the previous loan amount, interest and fees, our net funding from Bank of America was $17.0 million. Other features of this credit facility include a $10 million five-year revolving line of credit.

Each component of our amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.00% to 2.75% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans became payable quarterly beginning November 8, 2007 and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of June 30, 2008, interest on the term loan was payable at a rate of 5.42%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.

Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of June 30, 2008 under the revolving line of credit the full amount of $10.0 million was available, of which none was outstanding.

In order to mitigate the interest rate risk associated with our new term loan, we entered into an interest rate swap agreement with Bank of America in August 2007 for 50% of the loan amount. The effect of this swap transaction was to effectively fix the interest rate on our term loan at 5.39% plus the applicable margin for the life of the loan.

Our Bank of America credit facility is collateralized by substantially all of our assets. As of June 30, 2008, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at June 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.


                                                        Payments Due by Period (000's omitted)

                                          Total       Less than 1 Year   1-3 Years       4-5 Years      After 5 Years
                                          -----       ----------------   ---------       ---------      -------------

Notes payable.........................    $23,816           $3,888         $10,904        $ 9,024           $     -
Interest on notes payable.............      1,274              198             589            487                 -
Capital lease obligations.............        347               80             185             82                 -
Operating leases......................     63,026           10,709          16,874         14,314            21,015
                                          -------           ------         -------        -------           -------
Total contractual cash
     obligations......................    $88,463          $14,875         $28,552        $24,021           $21,015
                                          =======          =======         =======        =======           =======

                                          Total       Less than 1 year   1-3 Years       4-5 Years      After 5 Years
                                          -----       ----------------   ---------       ---------      -------------

Unused lines of credit................    $10,000          $10,000         $    -         $     -           $    -

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


We are also responsible for the collection of the fertility center accounts receivables, which we finance with full recourse. We continuously fund these needs from our cash flow from operations, the collection of prior months' receivables and deposits from patients in advance of treatment. If delays in repayment are incurred, which have not as yet been encountered, we could draw on our existing working capital line of credit. We also make payments on behalf of the Partner for which we are reimbursed in the short-term. Other than these payments, as a general course, we do not make other advances to the medical practice. We have no other funding commitments to the Partner.

New Significant Accounting Policies

There have been no changes to any of our accounting policies disclosed in our most recent Annual Report on Form 10-K.


New Accounting Pronouncements

Please see Note 11 of the consolidated financial statements contained in this quarterly report on Form 10Q for a discussion on recently issued accounting pronouncements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. During the third quarter of 2007 we entered into a derivative transaction designed to hedge 50% of our variable rate term loan. As a result of this derivative transaction we have successfully shielded ourselves from a portion of the interest rate risks associated with our term loan. We are currently subject to interest rate risks associated with our short term investments and certain advances to our fertility clinics, both of which are tied to either short term interest rates or the prime rate. As of June 30, 2008, a one percent change in interest rates would impact our pre-tax income by approximately $100,000 annually.


Item 4. Controls and Procedures


(a) Evaluation of disclosure controls and procedures


Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of June 30, 2008 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.


As permitted by Section 404 of the Sarbanes-Oxley Act, we have elected to defer until the end of fiscal year 2008 the assessment of the effectiveness of internal control over financial reporting for the newly acquired VCA subsidiary. We are in the process of reviewing the internal control system in place, documenting controls and making enhancements where needed.


(b) Changes in internal controls


There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II -         OTHER INFORMATION


     Item 1.      Legal Proceedings.

                  From time to time, we are party to legal proceedings in the ordinary course of business. As of June 30, 2008, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

     Item 1A.     Risk Factors

                  There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

                  None.


     Item 3.      Defaults Upon Senior Securities.

                  None.

     Item 4.      Submission of Matters to Vote of Security Holders.

                  At an Annual Stockholders Meeting held on May 13, 2008, the following matters were acted upon by the stockholders with the indicated votes thereon:

                  Proposal 1 -- Election of Directors
                  -----------------------------------

                  Director                   Votes For   Votes Withheld
                  --------                   ---------   --------------

                  Kush K. Agarwal            5,321,310        1,322,554
                  Gerardo Canet              5,348,928        1,294,936
                  Jay Higham                 5,358,817        1,285,047
                  Sarason D. Liebler         5,556,177        1,087,687
                  Wayne R. Moon              6,510,105          133,759
                  Lawrence J. Stuesser       6,510,105          133,759
                  Elizabeth E. Tallett       6,508,556          135,308
                  Yvonne Thornton, M.D.      6,549,009           94,855



     Item 5.      Other Information.

                  None.

     Item 6.      Exhibits.

                  See Index to Exhibits on Page 27.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTEGRAMED AMERICA, INC.
                                  (Registrant)




Date:    August 6, 2008           By:/s/:  John W. Hlywak, Jr.
                                           -------------------
                                           John W. Hlywak, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                  Exhibit


3.2 (G) --  Copy of By-laws of Registrant (as Amended on June 6, 2008)

31.1    --  CEO Certification  Pursuant to Rule 13a-14(a) as Adopted Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002 dated August 6, 2008.

31.2    --  CFO Certification  Pursuant to Rule 13a-14(a) as Adopted Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002 dated August 6, 2008.


32.1    --  CEO Certification Pursuant to 18 U.S.C. ss. 1350 as Adopted Pursuant
            to Section  906 of the  Sarbanes-Oxley  Act of 2002 dated  August 6,
            2008.

32.2    --  CFO Certification Pursuant to 18 U.S.C. ss. 1350 as Adopted Pursuant
            to Section  906 of the  Sarbanes-Oxley  Act of 2002 dated  August 6,
            2008.