Form 10-Q
period 2008-09-30
INTEGRAMED AMERICA INC
filed 2008-11-07
CIK 885988

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

                For the quarterly period ended September 30, 2008

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

         Large Accelerated Filer |_|         Accelerated Filer         |X|
         Non-Accelerated Filer   |_|         Smaller Reporting Company |_|


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|


     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on October 20, 2008 was 8,645,694.

===============================================================================

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            PAGE
PART I -       FINANCIAL INFORMATION

    Item 1.    Financial Statements

                  Consolidated Balance Sheets at September 30, 2008 and
                     December 31, 2007....................................... 3

                  Consolidated Statements of Operations for the three- and
                     nine- month periods ended September 30, 2008 and 2007 ...4

                  Consolidated Statement of Shareholders' Equity for the
                     nine-month period ended September 30, 2008 ..............5

                  Consolidated Statements of Cash Flows for the three-and
                     nine-month periods ended September 30, 2008 and 2007 ....6

                  Notes to Condensed Consolidated Financial Statements ....7-15

    Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................. 16-25

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk... 25

    Item 4.    Controls and Procedures...................................... 25


PART II -      OTHER INFORMATION

    Item 1.    Legal Proceedings............................................ 26

    Item 1A.   Risk Factors................................................. 26

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.. 26

    Item 3.    Defaults Upon Senior Securities.............................. 26

    Item 4.    Submission of Matters to a Vote of Security Holders.......... 26

    Item 5.    Other Information............................................ 26

    Item 6.    Exhibits .................................................... 26

SIGNATURES              .................................................... 27

CERTIFICATIONS PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002......................... EXHIBITS


CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002...................... EXHIBITS

PART I -- FINANCIAL INFORMATION
Item 1.          Financial Statements


                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all amounts in thousands, except share amounts)


                                                      September 30, December 31,
                                                      ------------  -----------
                                                         2008         2007
                                                      ------------  -----------
                                                       (unaudited)
ASSETS
   Current assets:
   Cash and short term investments ..................   $  22,446    $  23,740
   Patient and other receivables, net ...............       6,746        5,511
   Deferred taxes ...................................       3,258        4,460
   Other current assets .............................       6,239        4,669
                                                        ---------    ---------
   Total current assets .............................      38,689       38,380

   Fixed assets, net ................................      16,321       16,912

   Intangible assets, Business Service Rights, net ..      22,283       22,305
   Goodwill .........................................      29,478       29,359
   Trademarks .......................................       4,602        4,492
   Other assets .....................................       1,942        1,619
                                                        ---------    ---------
   Total assets .....................................   $ 113,315    $ 113,067
                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
    Accounts payable .................................   $   2,482    $   1,895
    Accrued liabilities ..............................      16,047       16,679
    Current portion of long-term notes payable and
         other obligations ...........................       3,776        3,661
    Due to Fertility Medical Practices ...............       7,018        9,043
    Shared Risk Revenue patient deposits .............      11,062        9,668
                                                         ---------    ---------
    Total current liabilities ........................      40,385       40,946

    Deferred and other tax liabilities ...............       1,443        1,819
    Long-term notes payable and other obligations ....      19,424       21,799
                                                         ---------    ---------
    Total Liabilities ................................      61,252       64,564

    Commitments and Contingencies

    Shareholders' equity:
    Common Stock, $.01 par value - 15,000,000
    shares authorized in 2008 and 2007, respectively,
    8,668,375 and 8,572,258 shares issued and
    outstanding in 2008 and 2007, respectively .......          87           86
    Capital in excess of par .........................      54,813       53,890
    Other comprehensive income/(loss) ................        (178)         (82)
    Treasury stock, at cost - 22,682 and 14,175 shares
    in 2008 and 2007, respectively ...................        (211)        (165)
    Accumulated deficit ..............................      (2,448)      (5,226)
                                                         ---------    ---------
    Total shareholders' equity .......................      52,063       48,503
                                                         ---------    ---------
    Total liabilities and shareholders' equity .......   $ 113,315    $ 113,067
                                                         =========    =========

   See accompanying notes to the condensed consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)
                                   (unaudited)

                                                                For the                   For the
                                                       three-month period ended   nine-month period ended
                                                             September 30,              September 30,
                                                       ------------------------   -----------------------
                                                         2008            2007       2008           2007
                                                       ---------     ----------   ----------   ----------
Revenues, net

       Fertility Centers ............................   $  36,505    $  31,046    $ 104,302    $  89,866
       Consumer Services ............................       5,421        4,579       14,193       12,155
       Vein Clinics .................................      10,360        4,687       29,264        4,687
                                                        ---------    ---------    ---------    ---------
       Total Revenues ...............................      52,286       40,312      147,759      106,708
                                                        ---------    ---------    ---------    ---------

Costs of services and sales
       Fertility Centers ............................      33,762       28,332       96,685       82,312
       Consumer Services ............................       3,993        3,368       10,280        8,873
       Vein Clinics .................................       9,468        4,159       27,337        4,159
                                                        ---------    ---------    ---------    ---------
       Total Costs of services and sales ............      47,223       35,859      134,302       95,344
                                                        ---------    ---------    ---------    ---------

Contribution
       Fertility Centers ............................       2,743        2,714        7,617        7,554
       Consumer Services ............................       1,428        1,211        3,913        3,282
       Vein Clinics .................................         892          528        1,927          528
                                                        ---------    ---------    ---------    ---------
       Total contribution ...........................       5,063        4,453       13,457       11,364
                                                        ---------    ---------    ---------    ---------

General and administrative expenses .................       2,853        2,850        7,951        8,024
Interest income .....................................         (95)        (294)        (324)        (988)
Interest expense ....................................         403          328        1,208          605
                                                        ---------    ---------    ---------    ---------
       Total other expenses .........................       3,161        2,884        8,835        7,641
                                                        ---------    ---------    ---------    ---------

Income before income taxes ..........................       1,902        1,569        4,622        3,723
Income tax provision ................................         750          608        1,844        1,330
                                                        ---------    ---------    ---------    ---------
Net Income ..........................................   $   1,152    $     961    $   2,778    $   2,393
                                                        =========    =========    =========    =========

Basic and diluted earnings per share of Common Stock:
       Basic earnings per share .....................   $    0.13    $    0.11    $    0.32    $    0.29
       Diluted earnings per share ...................   $    0.13    $    0.11    $    0.32    $    0.29

Weighted average shares - basic .....................       8,648        8,389        8,607        8,228
Weighted average shares - diluted ...................       8,714        8,487        8,685        8,330


   See accompanying notes to the condensed consolidated financial statements.


                             INTEGRAMED AMERICA, INC
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)
                                   (Unaudited)

                                                                   Accumulated Other
                                      Common Stock     Capital in    Comprehensive   Treasury Stock     Accumulated      Total
                                   Shares   Amount   Excess of Par     Income       Shares     Amount     Deficit        Equity
                                  -------   ------  -------------  ---------------- ------     ------   -----------     -------

 Balance at December 31, 2007     8,572      $86       $53,890          ($82)        14        ($165)       ($5,226)      $48,503

 Issuance of common stock             -        -             -             -          -            -              -             -

 Stock awards issued, net            99        1            (1)            -          -            -              -             -

 Stock award amortization             -        -           618             -          -            -              -           618

 Exercise of common stock
 options                             11        1           470             -         (2)         (23)             -           448

 Unrealized gain (loss) on
 hedging transaction                  -        -             -           (96)         -            -              -           (96)

 Treasury stock transactions,
 net                                  -        -             -             -        (21)        (188)             -          (188)

 Retirement of treasury
 stock                             (14)      (1)          (164)            -        (14)         165              -             -

Net income for the nine
 months ended September 30,
 2008                                -        -              -             -          -            -          2,778         2,778
                                 ------------------------------------------------------------------------------------------------
Balance at September 30, 2008     8,668      $87       $54,813         ($178)       (23)       ($211)       ($2,448)      $52,063
                                 ================================================================================================

   See accompanying notes to the condensed consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                            For the                  For the
                                                      Three Month Period        Nine Month Period
                                                      Ended September 30,      Ended September 30,
                                                    -----------------------  -----------------------
                                                       2008        2007          2008       2007
                                                    ----------   ----------  ---------- ------------
                                                        (Unaudited)              (Unaudited)

Cash flows from operating activities:
Net income........................................... $  1,152    $    961  $  2,778    $  2,393
Adjustments to reconcile net income to net cash
provided
     operating activities:
        Depreciation and amortization................    1,836       1,665       5,459       4,682
        Deferred income tax provision................      (92)       --          (376)        (20)
        Deferred or stock-based compensation.........      239         133         617         358
Change in assets and liabilities -
     Decrease (increase) in assets
        Patient and other accounts receivable........     (350)       (596)     (1,235)       (571)
        Prepaids and other current assets............     (783)        732        (368)      1,056
        Other assets.................................     (143)        784        (323)        822
     (Decrease) increase in liabilities
        Accounts payable.............................      (373)        892         587         147
        Accrued liabilities..........................      (409)       (578)       (632)       (956)
        Due to medical practices.....................      (307)      2,495      (2,025)      4,029
        Shared Risk and Vein Clinic patient deposits.       453         175       1,394       2,126
                                                       --------    --------    --------    --------
Net cash provided by operating activities............     1,223       6,663       5,876      14,066

Cash flows from investing activities:
Purchase of business service rights..................     --        (2,153)       (950)     (2,653)
Cash paid to purchase VCA, net of cash acquired......     --       (23,442)       (119)    (23,442)
Purchase of other intangibles........................      (16)         33        (110)         (4)
Purchase of fixed assets and leasehold
improvements, net ...................................     (288)     (2,119)     (3,896)     (4,213)
                                                      --------    --------    --------    --------
Net cash used in investing activities                     (304)    (27,681)     (5,075)    (30,312)

Cash flows from financing activities:
Proceeds from issuance of debt.......................     --        25,000         380      25,000
Principle repayments on debt.........................     (920)    (14,381)     (2,736)    (15,132)
Common Stock transactions, net.......................      176        --           261          62
                                                      --------    --------    --------    --------
Net cash provided by (used in) financing activities..     (744)     10,619      (2,095)      9,930
                                                      --------    --------    --------    --------


Net increase (decrease) in cash......................      175     (10,399)     (1,294)     (6,316)
Cash and cash equivalents at beginning of period.....   22,271      36,267      23,740      32,184
                                                      --------    --------    --------    --------
Cash and cash equivalents at end of period........... $ 22,446    $ 25,868    $ 22,446    $ 25,868
                                                      ========    ========    ========    ========

Supplemental
Information
     Interest Paid................................... $    540    $     51    $  1,012    $    314
     Income Tax Paid................................. $    747    $    125    $  1,483    $    642



   See accompanying notes to the condensed consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 -- INTERIM RESULTS:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2008, and the results of operations and cash flows for the interim periods presented. Operating results for the interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America's Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 -- BASIS OF PRESENTATION

Our service offerings are organized into three major product lines: Fertility Centers, Consumer Services and Vein Clinics. Each of these operating segments includes an element of overhead with their Cost of Services which is specifically associated with that segment's operation. Their overhead costs had previously been reported as General and Administrative costs. The result of this change is to reduce overall contribution margins and unallocated General and Administrative costs, as reported in previous periods. We believe this presentation provides a clearer view of each division's performance and operating efficiency. All periods disclosed in this filing have been restated to reflect this new presentation.

The following pro forma data reflects the consolidated revenue and earnings of IntegraMed America, and subsidiaries had the Vein Clinics of America (VCA) acquisition date been January 1, 2007(000's omitted, except per share amounts):

Supplemental pro forma results of operations for the three and nine-month periods ended September 30, 2007

                                              For the              For the
                                        three months ended    nine months ended
                                        September 30, 2007   September 30, 2007
                                        ------------------   ------------------

     Revenue      ........................    $43,860                $126,812
     Net Income (loss)....................      $(219)                 $2,317
     Basic Earnings per share.............     $(0.03)                  $0.27

During the quarter ended September 30, 2007 a number of one-time items were recorded prior to our acquisition of VCA. These items included $961,000 in management bonuses, $427,000 of financing fees and debt prepayment penalties as well as various other asset and liability adjustments which served to reduce their net income and therefore the amounts reflected in the pro forma net income
(loss) for the above periods..

NOTE 3 -- COMMON SHARES OUTSTANDING:

All common share numbers reported herein reflect the 25% stock split effected in the form of a stock dividend declared by the Board of Directors on March 19, 2007 and paid on May 4, 2007.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4 -- EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2008 and 2007 is as follows (000's omitted, except for per share amounts):

                                                                        For the                   For the
                                                                  three-month period         nine-month period
                                                                  ended September 30,        ended September 30,
                                                                   2008         2007          2008        2007
                                                                ---------    ---------       ------     --------

Numerator
Net Income..................................................       $1,152         $961       $2,778     $2,393

Denominator
Weighted average shares outstanding (basic).................        8,648        8,389        8,607      8,228
Effect of dilutive options and warrants.....................           66           98           78        102
                                                                 --------     --------     --------  ---------
Weighted average shares and dilutive potential Common
  Shares....................................................        8,714        8,487        8,685      8,330

Basic earnings per share....................................        $0.13        $0.11        $0.32      $0.29
Diluted earnings per share..................................        $0.13        $0.11        $0.32      $0.29

For the three and nine month periods ended September 30, 2008 there were 127,845 and 15,845, respectively, outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of these outstanding options were greater than the average market price of the shares of Common Stock.

For the three and nine month periods ended September 30, 2007 there were no outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of all outstanding options were less than the average market price of the shares of Common Stock.

NOTE 5 -- SEGMENT INFORMATION:

We currently report three major operating divisions and a corporate office that provides shared services.

Our Fertility Centers Division is comprised of a provider network of 11 contracted fertility centers located in major markets across the United States. We offer products and services to these providers designed to support the fertility centers' growth. This division also supports a Council of Physicians and Scientists, as well as ARTIC, a captive insurance company which provides malpractice insurance to member physicians.

Our Consumer Services Division offers products directly to fertility patients. The division's Shared Risk(R) Refund and financing programs are designed to make the treatment process easier and more affordable for patients. As of September 30, 2008, the division maintained a contracted network of 22 independent fertility clinics under its Affiliate program which is designed to distribute the division's products and services to a wider group of patients than just those serviced by our Fertility Center locations. The division also offers fertility medications directly to patients via a competitively priced mail-order pharmacy.


Our Vein Clinics Division, formed on August 8, 2007, with the purchase of VCA, provides business and management services to a network of 30 clinics located in 11 states which specialize in the treatment of vein disease and disorders.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

Performance by segment, for the three and nine-month periods ended September 30, 2008 and 2007 are presented below (000's omitted, except percentages).

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

IntegraMed America
Segment Information

                                               Fertility      Consumer       Vein
                                                Centers       Services       Clinics     Corp G&A    Consolidated
                                               ----------     ---------     --------    ----------  -------------
For the three months ended September 30, 2008
        Revenues ............................   $  36,505     $   5,421    $  10,360    $       0     $  52,286
        Cost of Services ....................      33,762         3,993        9,468         --          47,223
                                                ---------     ---------    ---------    ---------     ---------
        Contribution ........................       2,743         1,428          892         --           5,063
        Operating margin ....................         7.5%         26.3%         8.6%         0.0%          9.7%

        General and Administrative ..........        --            --           --          2,853         2,853
        Interest, Net .......................         (45)         --              4          349           308
                                                ---------     ---------    ---------    ---------     ---------
        Income before income taxes ..........   $   2,788     $   1,428    $     888    ($  3,202)    $   1,902
                                                =========     =========    =========    =========     =========

        Depreciation expense included above .   $   1,018     $       1    $     193    $     295     $   1,507
        Capital Expenditures ................   $      37     $       0    $     104    $     147     $     288
        Total Assets ........................   $  37,533     $     371    $  46,603    $  28,808     $ 113,315


For the nine months ended September 30, 2008

        Revenues ............................   $ 104,302     $  14,193    $  29,264    $       0     $ 147,759
        Cost of Services ....................      96,685        10,280       27,337         --         134,302
                                                ---------     ---------    ---------    ---------     ---------
        Contribution ........................       7,617         3,913        1,927         --          13,457
        Operating margin ....................         7.3%         27.6%         6.6%         0.0%          9.1%

        General and Administrative ..........        --            --           --          7,951         7,951
        Interest, Net .......................        (154)         --              6        1,032           884
                                                ---------     ---------    ---------    ---------     ---------
        Income before income taxes ..........   $   7,771     $   3,913    $   1,921    ($  8,983)    $   4,622
                                                =========     =========    =========    ========      =========

        Depreciation expense included above .   $   3,235     $       2    $     566    $     679     $   4,482
        Capital Expenditures ................   $   2,755     $       0    $     701    $     440     $   3,896
        Total Assets ........................   $  37,533     $     371    $  46,603    $  28,808     $ 113,315


For the three months ended September 30, 2007

        Revenues ............................   $  31,046     $   4,579    $   4,687    $       0     $  40,312
        Cost of Services ....................      28,332         3,368        4,159         --          35,859
                                                ---------     ---------    ---------    ---------     ---------
        Contribution ........................       2,714         1,211          528         --           4,453
        Operating margin ....................         8.7%         26.4%        11.3%         0.0%         11.0%

        General and Administrative ..........        --            --           --          2,850         2,850
        Interest, Net .......................         (44)         --              2           76            34
                                                 --------     ---------    ---------    ---------     ---------
        Income before income taxes ..........   $   2,758     $   1,211    $     526    ($  2,926)    $   1,569
                                                =========     =========    =========    =========     =========

        Depreciation expense included above .   $   1,023     $       1    $      90    $     226     $   1,340
        Capital Expenditures ................   $   1,469     $       0    $     373    $     277     $   2,119
        Total Assets ........................   $  43,362     $     840    $  42,302    $  24,278     $ 110,782


For the nine months ended September 30, 2007

        Revenues ............................   $  89,866     $  12,155    $   4,687    $       0     $ 106,708
        Cost of Services ....................      82,312         8,873        4,159         --          95,344
                                                ---------     ---------    ---------    ---------     ---------
        Contribution ........................       7,554         3,282          528         --          11,364
        Operating margin ....................         8.4%         27.0%        11.3%         0.0%         10.6%

        General and Administrative ..........        --            --           --          8,024         8,024
        Interest, Net .......................        (159)         --              2         (226)         (383)
                                                ---------     ---------    ---------    ---------     ---------
        Income before income taxes ..........   $   7,713     $   3,282    $     526    ($  7,798)    $   3,723
                                                =========     =========    =========    =========     =========

        Depreciation expense included above .   $   2,927     $       2    $      90    $     645     $   3,664
        Capital Expenditures ................   $   3,235     $       0    $     373    $     605     $   4,213
        Total Assets ........................   $  43,362     $     840    $  42,302    $  24,278     $ 110,782

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6 - CASH AND SHORT TERM INVESTMENTS:

Cash and short term investments consist of cash and short term marketable securities. To the extent that cash balances exceed short term operating needs, excess cash is invested in short term interest bearing instruments. It is our policy to restrict our investments to investment quality securities with fixed maturity dates and principle amounts. The composition of our cash and short term investments is as follows (000's omitted):

                                       September 30,      December 31,
                                           2008               2007
                                       ----------------  -----------------
                                        (unaudited)

Cash                                           $15,935            $22,156
Money market funds                                 120                118
Certificates of deposit                          1,400              1,400
Short term commercial paper                      4,969                  0
Accrued interest income                             22                 66
                                       ----------------  -----------------

Total cash and short term investments          $22,446            $23,740
                                       ================  =================


As of both September 30, 2008 and December 31, 2007, our Certificates of Deposits were comprised of one certificate held by Bank of America, our primary bank. As of September 30, 2008, this certificate had a maturity date of October 14, 2008 and yield of 3.40%. As of December 31, 2007, the maturity date and yield were January 18, 2008 and 5.04% respectively.

As of September 30, 2008, our Short term commercial paper holdings were comprised of one ninety-day security with a maturity date of November 11, 2008 and yield of 2.72%.

NOTE 7- INTANGIBLE ASSETS:

Business Service Rights consist of fees and expenses paid in conjunction with service contracts associated with our Fertility Centers Partner program. These service contracts typically have ten to twenty five year initial lives with the associated service fees on some contracts refundable upon contract termination. We amortize our non-refundable Business Service Rights over the life of their applicable contract. Refundable Service Rights, which totaled approximately $6.1 million as of September 30, 2008, are not amortized because these funds will be returned to us upon contract termination.

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

NOTE 8 - DUE TO MEDICAL PRACTICES:

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

As of September 30, 2008 and December 31, 2007, Due to Fertility Medical Practices was comprised of the following balances (000's omitted):

                                                 September 30, 2008    December 31, 2007
                                                 ------------------    ----------------
                                                  (unaudited)

 Advances to Practice for Accounts Receivables..    $(18,640)             $(15,585)
 Undistributed Physician Earnings...............       1,761                 6,338
 Physician Practice Patient Deposits............      23,897                18,290
                                                      ------                -------
 Due to Medical Practices, net..................      $7,018                $9,043
                                                      ======                ======


NOTE 9 - STOCK-BASED EMPLOYEE COMPENSATION:

We currently have three stock option plans which have been previously approved by the stockholders. All three plans are described more fully in Note 16 of the financial statements in our most recent Annual Report on Form 10-K. Under the 1992 Incentive and Non-Incentive Stock Option Plan (the "1992 Plan"), the 2000 Long-term Compensation Plan (the "2000 Plan") and the 2007 Long-term Compensation Plan (the "2007 Plan"), 500,000, 700,000 and 500,000 shares ,subject to adjustment, of common stock, respectively, were reserved for issuance of incentive and non-incentive stock options and stock grants. The 1992 Plan expired in May 2002, and although some options are still outstanding, no further awards may be made under that plan. Under the 2000 and 2007 Plans, stock options and stock grants may be awarded to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of award, with stock grants generally vesting in three to five years. The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions. Under all of our plans, options expire three months from the date of the holder's termination of employment or twelve months in the event of disability or death. As of September 30, 2008, there were 356,784 shares available for granting under these plans. We recognize compensation cost for stock option plans over the vesting period based on the fair value of the option as of the date of the grant.

The following table sets forth information about the weighted-average fair value of options granted during the periods below, and the assumptions used for each grant:

                                      For the               For the
                                three months ended     nine months ended
                                   September 30,         September 30,
                                ------------------    -------------------
                                 2008       2007      2008       2007
                                 ----       ----      ----       ----

   Fair Value of Options......  N/A          N/A      $8.45        N/A
   Dividend yield.............  N/A          N/A       0.0%        N/A
   Expected volatility........  N/A          N/A      51.8%        N/A
   Risk free interest rate....  N/A          N/A       4.0%        N/A
   Expected term in years.....  N/A          N/A       6.30        N/A

Stock option activity under these plans is summarized below:

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                              Number of
                                              shares of
                                            Common Stock
                                             underlying       Weighted average
                                              options         exercise price
                                            ----------      -------------------

Options outstanding as of December 31, 2007    102,219         $   2.33
Stock awards (granted) .....................   127,845         $   8.45
Awards exercised ...........................     3,048         $   2.03
Awards cancelled ...........................         0
                                               -------
Options outstanding as of September 30, 2008   227,016         $   5.78

Options exercisable at:
      December 31, 2007 ....................   102,219         $   2.33
      September 30, 2008 ...................    99,171         $   2.34

The intrinsic value (difference between exercise price and current value of our common stock) of exercisable options at December 31, 2007 and September 30, 2008 was $973,000 and $461,000, respectively.

For the three and nine month periods ended September 30, 2008, we recorded a charge to earnings to recognize compensation expense of $47,000 and $57,000, respectively, related to the value of outstanding stock options. There was no compensation expense related to stock options in the comparable periods of 2007. As of September 30, 2008, we had approximately $684,000 of unrecognized compensation costs related to stock options which will be recognized over their vesting period.

We also issue restricted stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers generally vests over a period of three to five years. Our General and Administrative expense includes compensation costs recognized in connection with these restricted stock grants of $179,000 and $556,000 for the three and nine month periods ended September 30, 2008, respectively, and $133,000 and $358,000 for the three and nine month periods ended September 30, 2007. As of September 30, 2008, we had approximately $1.5 million of unrecognized compensation costs related to stock grants which will be recognized over their vesting period.

NOTE 10 -- INTEREST RATE HEDGING TRANSACTION:

In the normal course of business we are exposed to the risk that our earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments.

In conjunction with our term loan agreement, executed during the third quarter of 2007, we entered into an interest rate swap agreement on a portion of that loan. This swap agreement is designed to hedge interest rate risks associated with a portion of our term loan.

As a result of this agreement, our net income for the three and nine-months ended September 30, 2008 included additional financing costs of approximately $73,000 and $188,000, respectively, and we expect to record additional financing costs of approximately $250,000 related to the swap agreement over the next twelve months, given current interest rate forecasts (these financing costs are expected to be offset by lower interest rates on that portion of the underlying term loan not participating in the swap). In addition to the costs included in

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

our reported net income, this hedge also generated a non-recognized gain of approximately $43,000 during the third quarter of 2008, and a non-recognized loss of $178,000 for the nine months ended September 30, 2008, which is reported as part of our accumulated other comprehensive income (loss).

The interest rate swap agreement is designed to hedge approximately 50% of our outstanding term loan. We deem this hedge to be highly effective as it shares the same termination date and amortization schedule as the underlying debt subject to the hedge and the change in fair value inversely mimics the appropriate portion of the hedged item. As of September 30, 2008, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):

                                                     For the              For the
                                               three-month period    nine-month period
                                               ended September 30,   ended September 30,
                                               ------------------    -------------------
                                                2008       2007       2008      2007
                                               -------   --------   -------    ---------

Net income as reported .....................   $ 1,152   $   961    $ 2,778    $ 2,393
Net income/(loss) on derivative transactions        43       (17)       (96)       (14)
                                               -------   -------    -------    -------

Total comprehensive income .................   $ 1,195   $   944    $ 2,682    $ 2,379
                                               =======   =======    =======    =======


NOTE 11-- LITIGATION:

From time to time, we are party to legal proceedings in the ordinary course of business. As of September 30, 2008, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 12 -- RECENT ACCOUNTING STANDARDS:

SFAS No. 141R, Business Combinations

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141R establishes principles and requirements for how the acquirer:

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

SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years after December 15, 2008. We currently believe that SFAS No. 160 will have no material impact on our consolidated financial statements.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and
(c) how derivative instruments and related hedge items affect an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years after November 15, 2008. We currently believe that SFAS No. 161 will have no material impact on our consolidated financial statements.

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

Business Overview

IntegraMed America is a leading provider of specialty healthcare services in emerging, technology-focused segments. The company currently operates in two healthcare sectors, fertility care and vein treatment. The company supports its operations with an established and extensive infrastructure of clinical and business resources, with operations organized into three divisions.

The Fertility Centers Division is comprised of 11 contracted fertility centers, located in major markets across the United States. Each contracted center is composed of a multi-physician practice with multiple clinical locations covering their service area. These centers are typically the number one or two provider group in the markets served.

The strategy of the Fertility Centers Division is to support the long term growth of contracted centers by attracting and retaining new patients, expanding market share, enabling superior clinical and patient care, and increasing the operational efficiency of the fertility center.

In addition to its Shared Risk Refund program, our Consumer Services Division also coordinates treatment financing between fertility patients and a third-party financing company. In exchange for coordinating this financing, we receive a broker fee with the third-party financing company bearing the credit risk. These two offerings are designed to make the treatment process easier and more affordable for patients. The division maintains provider contracts with the Fertility Centers Division as well as a network of 22 independent fertility clinics under its Affiliate program. The division also offers fertility medications directly to patients through a competitively priced mail-order pharmacy.

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

Our Vein Clinics Division was formed on August 8, 2007, with the purchase of Vein Clinics of America, Inc. ("VCA"). The Vein Clinics Division currently provides business and management services to a network of 30 clinics located in 11 states which specialize in the treatment of vein disease and disorders.

The strategy of the Vein Clinics Division is to provide technologically advanced care for vein disease to underserved populations across the U.S., increase the volume, productivity and profits of existing vein clinics, open new vein clinics in markets currently being served by the company, open new vein clinics in markets currently not served by the company, and support anticipated growth with a solid business management infrastructure.

We also seek to support our operating divisions with Shared Services that can be leveraged across the operations. Included in the Shared Services infrastructure are information systems, finance and administration, human resources, legal services and investor relations.

Major Events Impacting Financial Condition and Results of Operations

2008

On July 9, 2008, we entered into a Business Services Agreement to provide limited business services to Arizona Reproductive Medicine Specialists in Phoenix, Arizona. Under the terms of this 25 year agreement, our service fees are initially comprised of a fixed percentage of the fertility practice's net revenue. We also have the exclusive option at any point during the life of the contract to expand our service offerings into a complete range of business, marketing and financial services at which time our fees will also include a fixed percentage of the fertility practice's earnings.

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

On June 5, 2008, we announced the opening of a new Vein Clinic location in Marietta, Georgia. This clinic is IntegraMed's fourth vein clinic in Georgia and this newly completed, state-of-the-art clinic, outfitted with the latest in laser and other vein treatment technologies is positioned to deliver the highest level of patient care available in the area.

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

2007

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

On August 8, 2007, we acquired all of the outstanding stock of VCA for a total cost of approximately $29 million in cash and common stock. The results of VCA are included in our financial statements from the date of the acquisition.

Also on August 8, 2007 we entered into an amended loan agreement with Bank of America. The new term loan is in the amount of $25 million (the proceeds of which were applied to repay our original term loan and finance in part the VCA transaction). Interest on the new term loan is at our option, at the prime rate or at LIBOR plus 2% to 2.75% depending upon the level of the ratio of consolidated debt to earnings before interest, taxes depreciation and amortization ("EBITDA"). The loan agreement also contains provisions for a revolving line of credit in the amount of $10 million. Interest on the revolver is at LIBOR plus 1.5% to 2.5% depending on the level of the ratio of consolidated debt to EBITDA. As of September 30, 2008, no amounts were drawn on the revolver.

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

Results of Operations

The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statements of operations for the three and nine month periods ended September 30, 2008 and 2007:


                                                    For the          For the
                                                  three-month       nine-month
                                                  period ended     period ended
                                                  September 30,    September 30,
                                                 --------------   --------------
                                                 2008   2007      2008    2007
                                                 ----   ----      ----    ----
                                                 (unaudited)      (unaudited)


Revenues, net

         Fertility Centers ...............      69.8%    77.0%    70.6%    84.2%
         Consumer Services ...............      10.4%    11.4%     9.6%    11.4%
         Vein Clinics ....................      19.8%    11.6%    19.8%     4.4%
                                               -----    -----    -----    -----
         Total Revenues ..................     100.0%   100.0%   100.0%   100.0%
                                               -----    -----    -----    -----

Cost of services, net
         Fertility Centers ...............      64.6%    70.3%    65.4%    77.1%
         Consumer Services ...............       7.6%     8.4%     7.0%     8.3%
         Vein Clinics ....................      18.1%    10.3%    18.5%     3.9%
                                                -----    -----    -----    -----
         Total Costs of services and sales      90.3%    89.0%    90.9%    89.4%
                                                -----    -----    -----    -----

Contribution
         Fertility Centers ...............       5.2%     6.7%     5.2%     7.1%
         Consumer Services ...............       2.7%     3.0%     2.6%     3.1%
         Vein Clinics ....................       1.7%     1.3%     1.3%     0.5%
                                                -----    -----    -----    -----
         Total contribution ..............       9.7%    11.0%     9.1%    10.6%
                                                -----    -----    -----    -----

General and administrative expenses ......       5.5%     7.1%     5.4%     7.5%
Interest income ..........................      -0.2%    -0.7%    -0.2%    -0.9%
Interest expense .........................       0.8%     0.8%     0.8%     0.6%
                                                -----    -----    -----    -----
         Total other expenses ............       6.0%     7.2%     6.0%     7.2%
                                                -----    -----    -----    -----

Income before income taxes ...............       3.6%     3.9%     3.1%     3.5%
Income tax (benefit) provision ...........       1.4%     1.5%     1.2%     1.2%
                                                -----    -----    -----    -----
Net Income ...............................       2.2%     2.4%     1.9%     2.2%
                                                =====    =====    =====    =====

Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007
--------------------------------------------------------------------------------

Revenues
--------

For the three months ended September 30, 2008, total revenues of $52.3 million increased approximately $12.0 million, or 30%, from the same period in 2007. Although all divisions experienced increased revenue growth, approximately $5.7 million of this increase came from our Vein Clinics Division, which was acquired during the third quarter of 2007, and therefore does not include a full comparative period in the prior year.

The remaining increase in revenue is attributable to our Fertility Centers and Consumer Services Divisions. Our Fertility Centers revenue increased approximately $5.5 million, or 18%, as a result of organic growth within existing medical practices and the addition of two new practices, one in August 2007 and one in April 2008. Our Consumer Services segment experienced increased revenues of $0.8 million, or 18%, primarily driven by the continued growth of its Shared Risk Refund program.

For the nine months ended September 30, 2008, total revenues of $147.8 million increased approximately $41.1 million, or 38%, from the same period in 2007. Approximately $24.6 million of this increase was derived from our Vein Clinics Division, with the remaining increase attributable to our Fertility Centers and Consumer Services operations. Our Fertility Centers revenue increased approximately $14.5 million, or 16%, as a result of growth within existing medical practices and the previously mentioned two new practice agreements. Our Consumer Services segment experienced increased revenues of $2.0 million, or 17%, through the continued expansion of its Shared Risk Refund program.

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

In addition to these revenues generated from our Fertility Centers, we often receive miscellaneous other revenues related to providing services to medical practices. From the total of our revenues, we subtract the annual amortization of our Business Service Rights, which were amounts paid for the rights to provide Business Services to each of the centers.

During the third quarter of 2008, Fertility Center revenues increased by $5.5 million or 17.6% from the same period in 2007. Our two newest stand-alone fertility center contracts, one acquired in the third quarter of 2007, the other during the second quarter of 2008, were responsible for $2.4 million of the increase. The remaining growth among our more mature fertility centers totaled $3.1 million, and represents an increase of 10.0% over prior year levels due mainly to continued strong patient demand and good operational execution.

Fertility center revenue for the nine months ended September 30, 2008 versus the nine months ended September 30, 2007 increased approximately $14.4 million, or 16.1%. Approximately $6.0 million of this increase was derived from the two new stand-alone contracts with the remaining $8.5 million, representing an increase of 9.5%, generated based on organic revenue growth at our legacy centers.

The table below illustrates the components of the Fertility Centers revenue in relation to the physician practice patient billings for the third quarter and the first nine months of 2008 compared to the same periods in 2007:

                                                          For the                    For the
                                                     three-month period          nine-month period
                                                     ended September 30,        ended September 30,
                                                    --------------------        -------------------
                                                     2008          2007         2008          2007
                                                    ------        ------        ----         ------
                                                          (unaudited)            (unaudited)

                                                    Providers    Providers     Providers    Providers
               Physician Financials
(a) Patient revenue .............................   $  50,709    $  43,084    $ 142,973    $ 123,612
(b) Cost of services ............................      32,939       27,776       94,442       80,943
(c) Base service fee ............................       2,318        1,972        6,555        5,725
                                                    ---------    ---------    ---------    ---------
(d) Practice contribution (a-b-c) ...............      15,452       13,336       41,976       36,944
(e) Physician compensation ......................      13,914       12,026       37,813       33,175
(f) IntegraMed additional fee ...................       1,538        1,288        4,163        3,770

              IntegraMed Financials

(g) IntegraMed gross revenue (b+c+f) ............      36,795       31,036      105,160       90,438
(h) Amortization of business service rights .....        (324)        (325)        (972)      (1,018)
(i) Other revenue ...............................          34          335          114          446
                                                    ---------    ---------    ---------    ---------
(j) IntegraMed fertility services revenue (g+h+i)   $  36,505    $  31,046    $ 104,302    $  89,866
                                                    =========    =========    =========    =========

Consumer Services Segment

Revenues from our Shared Risk Refund program accounted for approximately 94% and 93% of our Consumer Services segment revenues during the third quarter and first nine months of 2008, respectively, up from 93% and 91% for the same periods in 2007, respectively. Patients enrolled in the Shared Risk Refund program generally pay us an upfront fee (deposit) in return for up to nine treatment cycles. The non-refundable portion of the fee is recognized as revenue at the completion of the first treatment. The remainder is recognized at the time of a positive treatment outcome (clinical pregnancy) or issued as a refund if all treatment options fail. The two main factors that impact Shared Risk Refund revenue (and contribution) are:

   o  The number of patients enrolled and receiving treatment; and
   o  Pregnancy success rates

On both a quarterly and year to date basis the Shared Risk Refund program continued to experience significant growth with patient enrollments up 24.3% and 8.3% respectively. Shared Risk Refund revenue of $5.1 million in the third quarter of 2008 was up $0.9 million, or 20% from the same period in the prior year. For the nine months ended September 30, 2008, Shared Risk Refund revenue increased $2.1 million, or 19%, from the same period in 2007. Average pregnancy success rates also improved to 45.6% from 38.7% for the nine months ended September 30, 2008 and 2007, respectively.

Our Affiliate program generated revenues of $307,000 during the third quarter of 2008, about even with the same period in the prior year. For the first nine months of 2008, Affiliate revenues totaled $894,000, down from $945,000 for the same period in the prior year. The majority of this drop in revenue is directly attributable to our two newest fertility practices, located in Orlando, Florida and Mount Pleasant, South Carolina, which transitioned from the Affiliate program into full fertility clinic contracts during the third quarter of 2007 and second quarter of 2008, respectively. With their conversion from Affiliate to fertility clinic, earnings from these practices are now reflected in the Fertility Centers segment of our business. As of September 30, 2008, our Affiliate network was comprised of 22 independent fertility clinics as compared to 20 clinics on September 30, 2007. We have an on-going program designed to attract independent unaffiliated fertility centers to join our Affiliate network, as well as on-going efforts to transition Affiliate clinics to the longer and more extensive full fertility center contracts.

Pharmaceutical revenue was $17,000 and $86,000 for the three and nine months ended September 30, 2008, respectively, compared to $30,000 and $135,000, respectively, during the same periods in the prior year. This segment of our Consumer Services offerings continues to experience decreasing margins due to pharmaceutical cost increases which are not able to be passed on to the consumer.

Vein Clinics Segment

Revenues for the three and nine months ended September 30, 2008 were $10.4 million and $29.3 million, respectively. This compares to revenues of $8.2 million and $24.8 million generated in the third quarter and first nine months of 2007, respectively, by VCA on a stand alone basis, prior to our acquisition of this business segment. Revenues in this segment are generated from billings to patients or their insurer for vein disease treatment services with this patient revenue stream consolidated directly into our financials.

Pro forma stand-alone comparative results for VCA for the three and nine months ended September 30, are presented below (000's):

                        For the three months       For the nine months
                         ended September 30,        ended September 30,
                        --------------------       --------------------
                         2008         2007          2008          2007
                        -------     --------       ------       -------

Revenue                $10,360       $8,235       $29,264       $24,791

Operating income          $892      ($1,381)       $1,927          $408


During the quarter ended September 30, 2007 a number of one-time items were recorded prior to our acquisition of VCA. These items included $961,000 in management bonuses, $427,000 of financing fees and debt prepayment penalties as well as various other asset and liability adjustments.


Contribution

Our 2008 third quarter contribution of $5.1 million increased $0.6 million, or 14% from the same period in 2007. Contribution increased from $11.4 million in the first nine months of 2007, to $13.5 million for the first nine months of 2008, or an increase of 18%. A segment-by-segment discussion is presented below.

Fertility Centers Segment

Fertility Center contribution of $2.7 million for the third quarter of 2008 and $7.6 million for the first nine months of 2008 grew 1% from prior year levels. Although this segment experienced revenue growth of 18% and 16% for the three and nine-month periods ended September 30, 2008, respectively, versus the same periods in the prior year, margin growth was tempered by additional division level infrastructure investments. These investments, which totaled $0.9 million during the first nine months in 2008, are designed to support continuing growth and new acquisitions within this segment. Excluding this additional infrastructure, contribution from operations grew $1.0 million, or 13%, for the nine months ended September 30, 2008, versus the year earlier period. Approximately $0.6 million of this contribution came from our previously mentioned two newest stand-alone fertility centers with the remaining centers generating contribution growth of $0.4 million.

Consumer Services Segment

Contribution from our Consumer Services segment grew by $218,000, or 18% in the third quarter of 2008, compared to the same period in the prior year. This growth was driven by our Shared Risk Refund program in which applications for enrollment in the third quarter of 2008 increased by 26.0% from the same period in the prior year and average pregnancy success rates rose by 4.7 percentage points versus the third quarter of 2007. On a nine month basis, contribution is up 19%, or $631,000, based upon the previously mentioned higher patient activity and success rates versus 2007. Current year to date average success rates of 45.6% represent the high end of the expected success range while the prior year success rates were at the lower end of the range.

During the third quarter of 2008 we also contracted with one new fertility center to be a participating provider in our Affiliate program which should translate into increased Shared Risk volume in the coming months.

Vein Clinics Segment

For the third quarter of 2008, contribution from our Vein Clinics Division was $892,000, or 8.6% of Vein Clinic revenues. Contribution of $528,000, or 11.3% of revenues in the third quarter of 2007 is not directly comparable as this business segment was acquired during the third quarter of 2007, and therefore does not include results for the full period. For the first nine months of 2008, Vein Clinic's contribution totaled $1.9 million or 6.6% of revenues. During the third quarter of 2008, we opened one additional Vein Clinic, bringing to five the total opened in 2008 and we are on track to open two additional clinics before the end of the current year. As with the Fertility Centers Division, most of the division level infrastructure for the Vein Clinics have already been absorbed into their cost structure and will enable us to accelerate new clinic openings in a controlled and predictable manner in future quarters.

We are also benefiting from efficiencies as we integrate VCA's administrative functions with our Corporate Shared Services group, and we continue to evaluate additional opportunities for consolidation and savings.

General and Administrative Expenses
-----------------------------------

General and Administrative ("G&A") expenses are comprised of salaries and benefits, administrative, regulatory compliance, and operational support costs defined as our Shared Services group, which are not specifically related to individual clinical operations or other divisional operations. These costs totaled $2.9 million in the third quarter of 2008, and $8.0 million for the first nine months of 2008, approximately even with the same periods in 2007. We continue to actively manage G&A expenses in an effort to leverage our Support Services group and extract economies of scale from within the organization. We measure our success by relating G&A costs to operating contribution. For the third quarter of 2008, G&A expenses were 56.3% of contribution, down substantially from 64.0% during the same period in 2007. For the first nine months of 2008, G&A expenses were 59.1% of contribution, as compared to 70.6% during the same period in 2007.

Interest
--------

Net interest expense for the third quarter of 2008 totaled $308,000, compared to net interest expense of $34,000 during the same period in the prior year. Net interest expense was $884,000 for the first nine months of 2008 as compared to net interest income of $383,000 in the first nine months of 2007. The change in net interest income/expense for both the quarter and nine-month period is primarily a result of utilizing cash on hand and additional borrowings as the principal means of financing our acquisition of VCA in August 2007. A reduction in the general level of interest rates as well as a slow-down in various credit markets has also contributed to a reduction in our interest income. Subject to interest rate fluctuations, we anticipate interest expense to decrease gradually in the coming quarters as scheduled debt repayments reduce our outstanding principle.

Income Tax Provision
--------------------

Our provision for income tax was approximately $1.8 million for the nine months ended September 30, 2008, or 39.9% of pre-tax income. This is compared to approximately $1.3 million, or 35.7%, of pre-tax income during the same period last year. For the third quarter of 2008, our income tax provision was approximately $0.8 million, or 39.4% of pre-tax income, compared to $0.6 million, or 38.8% of pre-tax income in the third quarter of 2007. Our effective tax rates for 2008 and 2007 reflect provisions for both current and deferred federal and state income taxes. The higher effective tax rate for the nine months ended September 30, 2008 is mainly due to a decrease in tax-exempt interest income projected for the year compared with 2007. The effective income tax rate for the three months ended September 30, 2008 includes additional interest for tax exposure items, a reduction of our FIN No. 48 (as defined below) liability due to the completion of an IRS examination resulting in no changes to the returns examined, and the impact of tax versus provision reconciliations due to the filing of our tax returns.

Effective January 1, 2007, we adopted Financial Accounting Standards Board
(FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN No. 48"), which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have a material impact on our financial statements. As of September 30, 2008, the total gross unrecognized tax benefits were approximately $208,000, and the total unrecognized tax benefits (net of federal effect) were approximately $142,000, all of which would impact our effective tax rate if recognized. Interest on unrecognized tax benefits as of September 30, 2008 was approximately $29,000. We do not anticipate that any of our net unrecognized tax benefits will become recognized over the next year due to expirations in the statute of limitations.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, only our 2007 tax year remains open for examination by the tax authorities due to the recent completion of an IRS examination. For state tax purposes, our 2003 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations.

Off-balance Sheet Arrangements

FASB Interpretation No. 46 (Revised) "Consolidation of Variable Interest Entities" ("FIN No. 46R") addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As of September 30, 2008, as a result of the acquisition of VCA we have interests in the individual vein clinics, where we are the primary beneficiary, therefore the adoption of FIN No. 46R has required us to consolidate such vein clinic operations in our financial statements. Since we do not have any interest in the individual fertility clinics and we are not the primary beneficiary, we do not consolidate the results of the fertility clinics in our accounts. Also, since we do not have any significant interest in the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our financials.

Liquidity and Capital Resources

As of September 30, 2008, we had approximately $22.4 million in cash and short term investments on hand as compared to $23.7 million at December 31, 2007. Additionally, we had a working capital deficit of approximately $1.7 million, at September 30, 2008, an improvement of $0.9 million from the working capital deficit of $2.6 million as of December 31, 2007. Cash balances decreased from December 31, 2007 levels primarily due to physician draw downs of undistributed earnings, investments in fixed assets and leasehold improvements, higher working capital balances associated with increased revenues and scheduled debt repayments. We expect cash balances to remain stable or increase modestly over the remainder of the current year due to enhanced cash management practices and a reduction in the pace of capital expenditures.

Shared Risk Refund patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues. These deposits totaled approximately $11.1 million and $9.7 million as of September 30, 2008 and December 31, 2007, respectively. These deposits are a significant source of cash flow and represent a source of interest-free financing for us.

As of September 30, 2008, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements. However, we anticipate upcoming capital expenditures of approximately $1.0 million for the remainder of 2008. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements. We believe that working capital, specifically cash and cash equivalents, remain at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

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

Each component of our amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.00% to 2.75% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans became payable quarterly beginning November 8, 2007 and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of September 30, 2008, interest on the term loan was payable at a rate of 4.97%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.

Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of September 30, 2008 under the revolving line of credit the full amount of $10.0 million was available, of which none was outstanding.

In order to mitigate the interest rate risk associated with our new term loan, we entered into an interest rate swap agreement with Bank of America in August 2007 for 50% of the loan amount. The effect of this swap transaction was to effectively fix the interest rate on this portion of our term loan at 5.39% plus the applicable margin for the life of the loan.

Our Bank of America credit facility is collateralized by substantially all of our assets. As of September 30, 2008, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at September 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.


                                                                Payments Due by Period (000's omitted)

                                     Total         Less than 1 year        1 - 3 years          4 - 5 years          After 5 years
                                    -------        ----------------        -----------          -----------          -------------

Notes payable                       $22,879            $  3,695              $19,089             $     95              $      0
Capital lease obligations               321                  81                  240                    0                     0
Interest on notes payable             1,154                 188                  961                    5                     0
Operating leases                     66,276              11,525               17,511               15,120                22,120
                                ---------------------------------------------------------------------------------------------------
Total contractual cash
  obligations                       $90,630             $15,489              $37,801              $15,220               $22,120
                                ===================================================================================================

                                     Total         Less than 1 year        1 - 3 years          4 - 5 years          After 5 years
                                    -------        ----------------        -----------          -----------          -------------
Unused lines of credit              $10,000             $     0              $10,000              $     0               $     0
                                ===================================================================================================

We also have commitments to provide working capital financing to clinics in our Fertility Centers Division. A significant portion of these commitments relate to our transactions with the medical practices themselves. Our responsibilities to these medical practices are to provide financing for their accounts receivable and to hold patient deposits as well as undistributed physician earnings on their behalf. Disbursements to the medical practices generally occur monthly. The medical practice's repayment hierarchy consists of the following:

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


We are also responsible for the collection of the fertility center accounts receivables, which we finance with full recourse. We continuously fund these needs from our cash flow from operations, the collection of prior months' receivables and deposits from patients in advance of treatment. If delays in repayment are incurred, which have not as yet been encountered, we could draw on our existing working capital line of credit. We also make payments on behalf of the clinics for which we are reimbursed in the short-term. Other than these payments, as a general course, we do not make other advances to the medical practice. We have no other funding commitments to the fertility clinics.

New Significant Accounting Policies

There have been no changes to any of our accounting policies disclosed in our most recent Annual Report on Form 10-K.

New Accounting Pronouncements

Please see Note 12 of the consolidated financial statements contained in this quarterly report on Form 10Q for a discussion on recently issued accounting pronouncements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. During the third quarter of 2007 we entered into a derivative transaction designed to hedge 50% of our variable rate term loan. As a result of this derivative transaction we have successfully shielded ourselves from a portion of the interest rate risks associated with our term loan. We are currently subject to interest rate risks associated with our short term investments and certain advances to our fertility clinics, both of which are tied to either short term interest rates or the prime rate. As of September 30, 2008, a one percent change in interest rates would impact our pre-tax income by approximately $100,000 annually.


Item 4. Controls and Procedures


(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of September 30, 2008 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.


As permitted by Section 404 of the Sarbanes-Oxley Act, we have elected to defer until the end of fiscal year 2008 the assessment of the effectiveness of internal control over financial reporting for the newly acquired VCA subsidiary. We have reviewed the internal control system in place at VCA, documented controls and are now making enhancements where needed.

(b) Changes in internal controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II -         OTHER INFORMATION


     Item 1.      Legal Proceedings.

                  From time to time, we are party to legal proceedings in the ordinary course of business. As of September 30, 2008, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

     Item 1A.     Risk Factors

                  In addition to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007, the recent financial crisis affecting the banking system, financial markets and other financial institutions may have an impact on our future operations. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key payers resulting in delayed cash flows, reduced revenues due to the inability of patients to obtain credit to finance treatment and higher financing costs associated with maintaining our liquidity.

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

                  None.


     Item 3.      Defaults Upon Senior Securities.

                  None.

     Item 4.      Submission of Matters to Vote of Security Holders.

                  None.

     Item 5.      Other Information.

                  None.

     Item 6.      Exhibits.

                  See Index to Exhibits on Page 28

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTEGRAMED AMERICA, INC.
                                  (Registrant)




Date:    November 7, 2008          By:/s/   John W. Hlywak, Jr.
                                            -------------------
                                            John W. Hlywak, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                               Exhibit
--------                             -------

31.1   --   CEO Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to
            Section  302 of the  Sarbanes-Oxley  Act of 2002 dated  November  7,
            2008.

31.2   --   CFO Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to
            Section  302 of the  Sarbanes-Oxley  Act of 2002 dated  November  7,
            2008.


32.1   --   CEO  Certification  Pursuant  to 18  U.S.C.  ss.  1350,  as  Adopted
            Pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of 2002 dated
            November 7, 2008.

32.2   --   CFO  Certification  Pursuant  to 18  U.S.C.  ss.  1350,  as  Adopted
            Pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of 2002 dated
            November 7, 2008.