Form 10-K
period 2008-12-31
INTEGRAMED AMERICA INC
filed 2009-03-31
CIK 885988

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

                   For the fiscal year ended December 31, 2008
                                       OR

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

                               ------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer____           Accelerated Filer __X__
Non-Accelerated Filer (Do not check if a smaller reporting company)___ Smaller Reporting Company ___ .

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ____  No __X__

     Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $61.9 million on June 30, 2008 based on the closing sales price of the Common Stock on such date.

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding was approximately 8,760,300 on March 17, 2009.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 2008 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

                                EXPLANATORY NOTE

      From June 2008 through March 2009, the annual 2007 and the 2008 periodic interim reports of IntegraMed America, Inc. and Subsidiaries (the "Company," "IntegraMed," "we," "us" or "our") were the subject of a standard comment and review process by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission ("SEC"). The Staff review prompted a review of the Company's revenue recognition policy for the Attain IVF program. As a result, the Company restated its prior financial statements with respect to the timing of revenue recognition for a portion of the revenue related to its Attain IVF program (formerly "Shared Risk Refund Program") within its Consumer Services Division. This restatement does not impact the cash flows from operations of this program or the ultimate profits to be recognized, only the timing of the revenue recognition for a portion of the fees that we collect from our customer. See "Management's Discussion and Analysis-Major Events Impacting Financial Condition and Results of Operations- 2008" and Note 2 to the consolidated financial statements.

      During the course of management's evaluation of the effectiveness of the Company's internal control over financial reporting, management did not believe it had a material weakness in the Company's internal control over financial reporting as it relates to the restatement. The application of generally accepted accounting principles to the Company's Attain IVF program's multiple element revenue arrangement is complex and management's interpretation of the applicable authoritative literature related to the timing of the recognition of the fair value of revenue for the non-refundable portion of the Attain IVF program fees differed from that of the SEC which caused us to re-evaluate the Company's revenue recognition policies. The re-evaluation resulted in a restatement discussed above. As stated above, this restatement does not impact the cash flows from operations of this program or the ultimate profits to be recognized, only the timing of the revenue recognition for a portion of the fees that we collect from our customers. See "Item 9A. Controls and Procedures."

                                     PART I

ITEM 1.  Business

Overview -

     IntegraMed America is a specialty healthcare services company that was incorporated in Delaware on June 4, 1985 and celebrated its sixteenth year as a publicly traded company in 2008. The Company is the leading operator of fertility centers and vein clinics in the United States and provides treatment financing programs for patients of these treatment facilities whose insurance does not cover the particular procedure. The Company is organized into three operating divisions and a Corporate office that provides shared support services.

     The Fertility Centers Division provides business and management services to a network comprised of 11 contracted fertility centers in our Partner program, located in 13 major markets across the United States. These 11 contracted centers are among the largest fertility clinics in the United States accounting for approximately 15% of total U.S. IVF procedures performed. This division does not provide nor is it responsible to provide direct or indirect medical services or treatments to patients. The division's business model is designed to offer contracted products and services to independent medical providers which are intended to support their fertility center's operations and growth. All fertility Partners also have full access to our Consumer Services offerings (described below). The division also supports a Council of Physicians and Scientists, for leading fertility providers as well as a captive insurance company (ARTIC - Assisted Reproductive Technology Insurance Company) which provides malpractice insurance to affiliated fertility practices and their physicians.

     The Consumer Services Division offers services directly to fertility patients. This division is not in itself a provider of direct or indirect medical services to patients, however, in its Attain IVF program, it is responsible for the provision of treatment to patients which it subcontracts to affiliated fertility clinics. This division maintains a contracted network of 22 independent medical providers under its Affiliate program which are designed to distribute the division's products and services to a wider group of patients than those serviced by our Partner fertility centers. These 22 contracted fertility centers are also among the largest tier of clinics in the U.S. collectively providing an additional 8% of total U.S. IVF procedures.

     In late 2008, the Consumer Services division re-launched its successful Shared Risk Refund program under the name "Attain IVF". This re-branding was done to reflect advantages offered by the program beyond its basic risk sharing features and to position the program in a leadership role among smaller, similar programs offered by other providers. As described in more detail below, Attain IVF is an offer of packaged pricing for a set of treatments with a potential for a refund.


     Our Vein Clinics Division, which was formed on August 8, 2007, with the purchase of Vein Clinics of America, Inc., provides business and management services to a network of 32 clinics located in 12 states. These clinics provide specialized treatment for patients suffering from vein diseases and disorders. This division is not in itself a provider of direct or indirect medical services or treatments to patients. The division's business model is designed to offer services and support to contracted medical practices which provide medical treatment to patients. The Vein Clinics Division provides business and management services to our network of vein treatment clinics and is not responsible for the provision of medical care. However, since we are the primary beneficiary and obligor of their operations, we consolidate the clinics and include patient revenue and related expenses in our financial statements.


     The Shared Services group within the corporate office assists the fertility centers, consumer services and vein clinic divisions with administrative services such as finance, accounting, human resources, legal and purchasing support; access to capital for financing clinic operations and expansion; traditional marketing and sales support; internet marketing and website support and integrated information systems.

     We evaluate whether we should report the results of our clinical operations in which we have management services contracts in accordance with FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's"). Among other factors, we evaluate whether we are the primary obligor or beneficiary of the results of operations of the clinics. Since we do not have a controlling financial interest in any of the fertility medical practices to which we provide services, we do not consolidate their results. We do have a controlling financial interest in the operations of each of the vein clinics and therefore consolidate the results of those clinic operations. Accordingly, we report the revenue for patient services only from the vein clinic segment pursuant to the requirements of FIN 46R.

     We also maintain a website at www.integramed.com to provide information to the general public and our shareholders on our products, resources and services, along with general information on IntegraMed and its management, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 914-253-8000, by an e-mail request from our Investor Information web page at www.integramed.com, or through the SEC's website by clicking the direct link from our website at www.integramed.com or directly from the SEC's website at www.sec.gov. You may also read and copy any materials we filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.


Our Industries of Focus --

     Reproductive Medicine

     Reproductive medicine encompasses the medical discipline that focuses on male and female reproductive systems and processes. There are many reasons why couples have difficulty conceiving, and accurate identification of a specific cause of infertility can be time consuming, expensive and requires access to specialized diagnostic and treatment services. Reproductive endocrinologists are specialized physicians who perform these more sophisticated medical and surgical fertility diagnoses and treatments. Reproductive endocrinologists generally have completed a minimum of four years of residency training in obstetrics and gynecology and have at least two years of additional training in an approved subspecialty fellowship program. The fertility services market is highly fragmented among providers in each major local market as well as on a national basis.

     Conventional fertility services include diagnostic tests performed on both the female and male. Depending on the results of the diagnostic tests performed, treatment options may include, among others, fertility drug therapy, artificial insemination and fertility surgeries to correct anatomical problems. According to recent industry estimates, approximately 10% of women of reproductive age, or more than 6 million women, have an infertility-related medical appointment annually. Procedures that require gametes (sperm and eggs) to be handled in vitro (outside the body) are classified as Assisted Reproductive Technology, or "ART", services. Current types of ART services include in vitro fertilization, or IVF, frozen embryo transfers, donor egg programs as well as other more specialized treatments. IVF represents the most frequently employed form of ART with current techniques used in connection with IVF services including intracytoplasmic sperm injection, or ICSI, assisted hatching, cryopreservation of embryos, pre-implantation genetic diagnosis (PGD), and blastocyst culture and transfer.

     According to publications from the Harvard Business School Press, the annual expenditures relating to fertility services are approximately $3 billion.

     While demand for advanced reproductive medicine and treatment is highly correlated with larger demographic trends, we believe the market will continue to grow in the future for the following reasons:

     o The quality of treatment is improving, increasing pregnancy success rates;
     o Improvements in embryo culture media and implantation rates are leading to the capability of reducing high order multiple pregnancies - one of the greatest risk factors in this industry;
     o With improving pregnancy rates, the cost of treatment is decreasing thereby making these services more affordable;
      o Public policy initiatives including legislative mandates for insurance coverage are producing a more favorable reimbursement climate; and
     o Demand for reproductive medical services is increasing through greater public awareness and acceptance of these treatments.

     While overall market growth has moderated recently, in line with a demographic trough of couples of family bearing age, we are well positioned to benefit from an industry in the early stages of consolidation. IntegraMed's fertility centers have experienced faster growth than their competitors due to economies of scale and the ability to leverage our infrastructure. Recently, numerous market conditions in this industry produce business opportunities for us, including:

     o The high level of specialized skills and technology required for comprehensive patient treatment;
     o The capital-intensive nature of acquiring and maintaining state-of-the-art medical equipment, laboratory and clinical facilities;
     o The need to develop and maintain specialized management information systems to meet the increasing demands of technological advances, patient monitoring and third-party payers;
     o The high cost of treatment with inadequate insurance benefits in most markets;
      o The need for seven-days-a-week service to respond to patient needs and to optimize the outcomes of patient treatments; and
      o Increasing competition among medical providers specializing in fertility treatment and the resulting need for sophisticated marketing efforts;

Overview of our Business Strategy for the Fertility Centers Division

   (i) We Plan to Enter into Additional Fertility Partner Contracts


     The eleven fertility centers participating in our Partner program are entitled to our full suite of products and services. Recruitment into our Partner program has traditionally been focused on fertility centers currently participating as Affiliates in our provider network. As Affiliates, practices have become familiar with the offerings we provide and our commitment to customer service; also, we have had a chance to assess a practice's commitment to growth and utilization of our services. Partner practices are also recruited from outside the pool of existing Affiliates; to be considered, non-Affiliate candidates need to meet a stringent set of criteria. As of December 31, 2008, we had full Partner contracts with eleven leading fertility centers, in thirteen major markets, which in turn employ and/or contract with individual physicians. In addition, we also pursue in-market mergers with other providers operating within markets serviced by our Partner centers.

     When establishing a Partner contract, we typically acquire the assets of a fertility center, enter into a long-term comprehensive business service agreement with the center and assume most administrative and financial functions of the center. In addition, we also typically require that the fertility center enter into long-term employment agreements containing non-compete provisions with all key physicians and that each physician shareholder of the medical practice enter into a personal responsibility agreement with us. Typically, the fertility center contracting with us is a professional corporation in which the key physicians are the shareholders.

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

     Partner contracts generally obligate us to pay a fixed sum for the exclusive right to service the fertility center. These agreements are typically for terms of 10 to 25 years and may contain early termination clauses coupled with fertility center obligations upon termination. Generally, no shareholder of a contracted fertility center may assign his/her interest in the fertility center without IntegraMed's written consent.

     Under all eleven current Partner agreements, we receive as compensation for our services a three-part fee comprised of: (i) a tiered percentage of net revenues generally between 3% and 6%; (ii) reimbursed costs of services (costs incurred in providing services to a fertility center and any costs paid on behalf of the fertility center); and (iii) either a fixed amount or a percentage of the center's earnings, which currently ranges from 10% to 20%, but may be subject to limits.

     (ii)We Plan to Increase Revenues and Profits at Contracted Partners

     Given our fee structure as described above, we have a significant incentive to assist in the profitable growth of each Partner. To achieve this objective we:

     o Help them formulate and execute longer-term planning activities, such as investment/development via facility build-out and in-market mergers with other practices and planning and budgeting support;

     o Put in place products and services that help them attract and retain patients, including the offerings included in our Affiliate program - e.g., access to the Attain IVF Program, internet marketing, patient financing, etc., - along with proven field sales programs and direct-to-consumer advertising capabilities and resources;

     o Enable them to enhance their ability to provide superior care via usage of our ARTworks Clinical application which provides electronic medical record, workflow management and decision support functionality, along with clinical risk management auditing services;

     o Enhance their operating efficiency through the implementation of an infrastructure focused on improved accounts receivables management along with business continuity and other financial, IT, human resource, legal and procurement support that leverages our economies of scale and expertise in these areas.

     (iii) We Plan to Grow Current Ancillary Services for the Fertility Centers


     Thirteen years ago we established the Council of Physicians and Scientists, or the Council, comprised mostly of representatives from our fertility network, to bring together leaders in reproductive medicine and embryology with the goal of promoting a high quality clinical environment throughout the network. The Council meets regularly and conducts bi-monthly teleconferences on topics related to improving infertility diagnosis, treatment and success rates.

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

     The entry point for fertility centers participating in our provider network is usually as an Affiliate center. Included in this level of participation is access to our Attain IVF Program, patient financing programs and marketing support activities.

     While the primary value proposition of the Affiliate offerings is to help practices improve their ability to attract and retain patients, the offerings can also be used to improve operational efficiency and support the provision of superior care. We provide access to these programs on an exclusive basis in each defined market area to the Affiliated clinic.


     (ii) We Plan to Increase Penetration of our Attain IVF Program

     Currently, many health plan sponsors provide limited coverage for the diagnosis and treatment of infertility. Because patients seeking fertility treatment often have other gynecological symptoms, health plans may cover diagnostic expenses even when infertility treatment itself is not a covered benefit. As we continuously seek to increase the number of patients being treated by our provider clinics, our Attain IVF program, which is offered directly to consumers, has been designed to offer attractive financial options to prospective patients.

     The division's Attain IVF program serves as a patient recruitment and case management vehicle where the patient contracts with us to provide the medical treatment described below. We contract the obligation of patient treatment by arranging with affiliated fertility clinics for the provision of patient care. This program is designed to make the treatment process easier for patients by providing a continuum of care over an extended period, if necessary. The Attain IVF program achieves this objective by offering the following services:


      o Patient recruitment via internet web portals and search engines; in-clinic educational materials; in-clinic contact with fertility experts and on-line contact with patient service specialists.

     o Educating patients as to the benefits of various treatment options offered by its network of contracted medical providers which have been tailored to appeal to patients at various stages of their reproductive lives and with various medical conditions.

     o Explaining the financial costs and patient responsibilities of the various treatment plans.

     o Educating patients as to the various financing options offered by the program and helping to arrange third-party financing of treatment cycles when requested.

     o Coordinating an initial medical assessment required for entry into the program.

     o Contracting treatment with an Affiliated medical provider for all treatment cycles used by the patient

     o   Provide  on-going  case  management,   treatment  plan  monitoring  and
         evaluation services.

     Patients enrolling in the Attain IVF program can select from various treatment and financing options which are designed to appeal to patients at different stages of their reproductive lives and with different financial needs and resources. The basic Attain IVF business model is designed to offer patients multiple fertility treatment cycles by contracted fertility centers, for one fixed price paid up front, with a significant refund if treatment is unsuccessful (generally defined as not bringing home a baby after the final treatment is delivered). Under this innovative financial program, we receive payments directly from consumers who qualify for the program and we are obligated to provide them a set of treatment cycles. We discharge this obligation by subcontracting to and paying contracted fertility centers a defined reimbursement for each treatment performed. The benefit to providers is increased patient volume and patient retention, and the benefit to consumers is the opportunity for multiple treatment cycles with a significant financial refund should the treatments be unsuccessful.

     We receive payment directly from consumers who qualify for the program. By contract 30% of the enrollment fee is non-refundable (for the non-donor option) and is recognized ratably (on a fair value basis) as revenue over the course of the patient's treatment cycles. If the patient achieves pregnancy prior to the completion of the last available cycle, then the remaining unamortized portion of the non-refundable fee is immediately recognized as income. The remaining 70% of the revenue is recorded upon the patient becoming pregnant and achieving a fetal heartbeat. We are able to record this income at the time of pregnancy as we have substantially completed our fertility obligation to the patient and we can accurately estimate the amount of expenses or refunds that will become due if there is a pregnancy loss. We are able to make these estimates for pregnancy loss based upon reliable Company specific data with respect to the large homogeneous population we have served for more than seven years. Expenses prior to pregnancy related to the program are recorded as incurred. All of the amounts shown on the balance sheet in the accompanying financial statements as "Attain IVF deferred revenue and Other Patient Deposits" consist of unrecognized program enrollment/service fees and potentially refundable contract amounts for enrolled patients who have not had a successful pregnancy outcome and deposits received from patients who have not yet commenced treatment under the program.

     Due to the characteristics of the program, we assume the risk for a patient's treatment cost in excess of their enrollment fee should initial treatment cycles be unsuccessful. In order to moderate and manage this risk, we have developed a sophisticated statistical model and case management program in which Attain IVF patients are medically pre-approved prior to enrollment in the program. We also continuously review their clinical criteria as they undergo treatment. If, while undergoing treatment, a patient's clinical response falls outside our criteria for participation in the Attain IVF program, we have the right to remove that individual from the program, with an applicable refund to the patient. To date, our case management process has been effective in managing the risks associated with our Attain IVF program within expected limits.

Vein Disease

     Phlebology is the medical specialty concerned with the treatment of vein diseases. Common venous diseases and their symptoms can take many forms including;

     o Varicose veins - which are caused when small valves designed to allow blood to flow in only one direction fail or leak. This causes blood to flow backwards under the force of gravity and pool inside the vein;
     o Spider veins - which are very small varicose veins. They are thin, threadlike veins that lie close to the skin's surface and are commonly red or purple in appearance. Spider veins can be hormonally induced and are often associated with pregnancy and menstruation;
     o Venous Leg Ulcer - non-healing open wounds that are caused by venous pump failure. It usually occurs near the inside of the ankle, but can be found anywhere below the knee. It can occur with or without visible varicose veins;

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

     Although there are both surgical as well as non-surgical treatment protocols for vein disease, we specialize in non-surgical care. Conventional vein care treatment under both protocols usually begins with an ultrasound assisted mapping to determine the extent of the disease, generally followed by a surgical or non-surgical treatment protocol. Historically the most common surgical treatment has been a procedure referred to as vein stripping, which is the surgical removal of surface veins, generally done as an outpatient procedure performed while the patient is under general anesthesia. More recent non-surgical treatments include Endovenous Laser Treatment (ELT) and Sclerotherapy. ELT is a quick, minimally invasive laser treatment which involves no hospitalization or complicated surgery. With ELT, a small optical fiber is inserted through a needle into the varicose vein under ultrasound guidance. The laser is activated and, as the optic fiber is removed from the vein, it heats and closes the vein. Once the vein is closed, the blood that was circulating through the vein is naturally rerouted to other healthy veins. Over time, the varicose vein is absorbed by the body. Sclerotherapy (from the Greek "skleros" meaning hard) involves injecting abnormal veins with a solution called a sclerosant. This seals the vein off from the rest of the vein network in the leg, allowing the body to naturally redirect the blood flow to healthy veins. A typical sclerotherapy treatment may last for 15 to 20 minutes and will consist of multiple microinjections.

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

     Numerous market conditions in this industry produce business opportunities for us, including:

     o The level of specialized skills required for comprehensive patient treatment;
     o Favorable sociological trends including a growing demographic wave from an aging population;
     o The need to develop and maintain specialized management information systems to meet the increasing demands of patient billing and third-party payers;
     o The current fragmented nature of the market, which is comprised of numerous smaller, independent providers, allowing the opportunity for market consolidation;
     o   New laser and medical technology

An Overview of Our Business Strategy for the Vein Clinics Division

     Our business strategy is to develop a national network of high quality managed vein clinics. Currently, our vein clinics division is the largest managed network of vein disease treatment centers in the United States with 33 clinics as of February 2009. The primary elements of our business strategy for this division include:

     o Developing and maintaining an infrastructure that supports sustained growth;
     o   Scheduled openings of new vein clinics in targeted markets;
     o   Attracting and retaining consumers in need of vein treatment;
     o   Increasing revenues and profitability at existing clinics.

(i) Develop and Maintain an Infrastructure that Supports Sustained Growth

During 2008, we opened five new vein centers for a total of 32 clinics as of the end of that year. In January 2009, we opened one new center in Cincinnati, and anticipate opening at least four additional centers during the balance of 2009. Since our acquisition of Vein Clinics of America (VCA) in August 2007, we have made significant investments in this division's infrastructure which have been designed to support and sustain this level of growth in future years. These investments include:

o Physician Recruiting and Training - The business model for VCA depends on being able to identify, recruit and train new physicians to staff new clinics. We have invested in additional professional personnel as well as other recruiting and training assets to support scaled growth in the future.

o Regional Management - We have established a regional management infrastructure to manage the day to day operations of the expanding VCA clinical network and anticipate continued investment in regional management talent as our clinic base expands.
o Revenue Cycle Management - Over the past several years the market for vein care has undergone a shift from private out of pocket payment by patients to an environment where most treatment is covered by insurance. This shift has caused us to make heavy investments in physician credentialing, working capital, improved billing and collections personnel, systems and procedures. These investments will continue as the business grows.
o New Clinic Development - With our planned roll-out of new clinic openings, we are making investments in personnel and procedures for identifying opportunities and opening new clinics in existing and new markets.
o Marketing and Sales - Historically, due to the overwhelming self pay environment for vein care, most marketing has been based on a consumer advertising model. With the shift to third party reimbursement, as noted above, we are shifting our marketing focus to rely more heavily on physician referral relationships. This shift will require investments in physician marketing assets and personnel.
o Quality Assurance and Risk Management - As our vein clinic network grows in size, we will need to continue to invest in standardized approaches to quality assurance and risk management.

(ii)     Open New Vein Clinics in Targeted Markets

We expect to make use of the enhanced infrastructure described above by opening new clinics at a more rapid and sustained pace. Demographic analysis and past experience suggests that the vein clinics business can support one clinic per million population in major metropolitan markets. The new clinic development plan includes:

o Developing new clinics in markets where we already have existing clinics that have not been fully penetrated to take advantage of existing investments in regional management, managed care contracts, personnel and marketing capabilities.
o Identifying attractive new markets in states that already have a VCA clinic location to take advantage of regional management, personnel and other infrastructure assets.
o Identifying attractive markets in new states contiguous to existing markets to leverage off existing regional and clinical management.

(iii) Attract and retain consumers in need of vein treatment

Non-surgical varicose vein treatment, which VCA pioneered, is still a relatively new approach to treatment. As such, success in this business requires us to be able to attract and retain patients to existing and new vein clinic locations. We continue to invest in consumer advertising, internet advertising and physician referral development.

(iv)     Increase Revenues and Profitability at Existing Clinics

The Vein Clinics Division long term success will be dependent on ensuring that established clinics increase revenues and profitability. The regional management team is focused on this goal through scheduling efficiencies, patient conversion, yield management and productivity improvements.

Shared Services

     We provide the following support for our operating divisions-

     (i) Administrative Services


     Our administrative services include: (i) accounting and financial services, such as billing and collections, accounts payable, payroll, and financial reporting and planning; (ii) recruiting, hiring, training and supervising all non-medical personnel; and (iii) purchasing of supplies, pharmaceuticals, equipment, legal services and insurance.


   (ii) Access to Capital

     We provide our Fertility Partners and vein clinics with a significant competitive advantage through immediate access to capital for funding accounts receivable, expansion and growth. We are also able to offer physician providers in our network rapid access to the latest technologies and facilities in order for them to provide a full spectrum of services and compete effectively for patients in the marketplace. For example, we have built new clinical facilities housing state of the art fertility laboratories for several Partners, which enable them to expand their offerings to include a number of services, which they had previously outsourced and have acquired state of the art ultrasound and laser technology for our vein clinics.


   (iii) Traditional Marketing and Sales

     Our marketing department specializes in the development of sophisticated marketing and sales programs that give contracted clinics access to business-building techniques designed to facilitate growth and development. In today's highly competitive health care environment, marketing and sales are essential for growth and success. While these marketing and sales efforts are often too expensive for many individual physician practices, affiliation with us provides access to significantly greater marketing and sales capabilities than would otherwise be available. Our marketing services focus on revenue and referral enhancement, relationships with local physicians, media and public relations.

     (iv)  Internet Marketing and Website support

     We operate industry leading web portals which (i) allow visitors access to educational material concerning infertility and vein care issues; (ii) provide links to our fertility Partner and Affiliate practices; (iii) provide links to our vein care centers; (iv) allow prospective patients to request fertility and vein care appointments or follow-up contact, and (v) allow prospective patients to request information on our Attain IVF program and apply for treatment financing.

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

Employees

     As of February 12, 2009, we have 1,202 employees. Of these, 969 are employed by our Fertility Centers division, 13 by our Consumer Services division, 185 by our Vein Clinics division and 35 are employed at our corporate headquarters, including 6 who are executive management. Of these employees, 131 persons at our divisions are employed on a part-time basis and 103 are employed on a per diem basis. We are not a party to any collective bargaining agreement and we believe that our employee relationships are good.

Segment Information

     We follow the requirements contained in Statement of Financial Accounting Standards (SFAS) No.131, "Disclosures about Segments of an Enterprise and Related Information", with respect to identifying and reporting business segments. This statement requires that segment reporting reflect our organizational structure, major revenue sources, line's of responsibility and senior management's perspective of the organization. With the acquisition of Vein Clinics of America (VCA) in the third quarter of 2007, we reorganized our service offerings into three major product lines: Fertility Centers, Consumer Services and Vein Clinics. Each of these operating segments includes an element of overhead within Cost of Services specifically associated with it. Such overhead costs were previously reported as General and Administrative costs. Such costs were reclassified in all periods presented to better reflect the operating results of our segments (000's omitted):


                                                 Fertility       Consumer       Vein
                                                  Centers        Services     Clinics(1)   Corp G&A   Consolidated
                                                -----------      --------     ----------   --------   -----------
For the Year ended December 31, 2008
     Revenues ................................   $ 138,440     $  19,013    $  39,950    $    --      $ 197,403
     Cost of Services ........................     128,224        14,331       37,299         --        179,854
                                                 ---------     ---------    ---------    ---------    ---------
     Contribution ............................      10,216         4,682        2,651         --         17,549
     Operating Margin ........................         7.4%         24.6%         6.6%        --            8.9%

     General and administrative ..............           0             0            0       10,654       10,654
     Interest (income) expense, net ..........        (181)            0            8        1,353        1,180
                                                 ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .......   $  10,397     $   4,682    $   2,643    $ (12,007)   $   5,715
                                                 =========     =========    =========    =========    =========
     Depreciation expense included above .....   $   4,327     $       3    $     761    $     898    $   5,989
     Capital expenditures, net ...............   $   4,053     $    --      $   1,057    $     585    $   5,695
     Total assets ............................   $  36,885     $     331    $  46,750    $  37,477    $ 121,443


For the Year ended December 31, 2007, restated

     Revenues ................................   $ 121,078     $  15,804    $  14,284    $    --      $ 151,166
     Cost of Services ........................     111,059        12,325       13,304         --        136,688
                                                 ---------     ---------    ---------    ---------    ---------
     Contribution ............................      10,019         3,479          980         --         14,478
     Operating Margin ........................         8.3%         22.0%         6.9%        --            9.6%

     General and administrative ..............        --            --           --         10,536       10,536
     Interest (income) expense, net ..........        (203)         --              2           81         (120)
                                                 ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .......   $  10,222     $   3,479    $     978    $ (10,617)   $   4,062
                                                 =========     =========    =========    =========    =========
     Depreciation expense included above .....   $   4,003     $       3    $     255    $     846    $   5,107
     Capital expenditures, net ...............   $   4,654     $    --      $     906    $     662    $   6,222
     Total assets ............................   $  42,586     $     888    $  44,786    $  25,912    $ 114,172


For the Year ended December 31, 2006, restated

     Revenues ................................   $ 112,767     $  13,051    $    --      $    --      $ 125,818
     Cost of Services ........................     104,357         9,412         --           --        113,769
                                                 ---------     ---------    ---------    ---------    ---------
     Contribution ............................       8,410         3,639         --           --         12,049
     Operating Margin ........................         7.5%         27.9%        --           --            9.6%

     General and administrative ..............        --            --           --          9,380        9,380
     Interest (income) expense, net ..........        (279)         --           --            (99)        (378)
                                                 ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .......   $   8,689     $   3,639    $    --      $  (9,281)   $   3,047
                                                 =========     =========    =========    =========    =========
     Depreciation expense included above .....   $   3,594     $       2    $    --      $     614    $   4,210
     Capital expenditures, net ...............   $   2,158     $    --      $    --      $   1,075    $   3,233
     Total assets ............................   $  41,458     $     995    $    --      $  33,870    $  76,323



     (1) Acquired August 8, 2007.

Significant Service Contracts --

     For the years ended December 31, 2008, 2007, and 2006, the following contracted fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

                                           Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2008      2007       2006         2008      2007       2006
                                        -------   ------     ------       -------   ------     ------
     R.S.C. of New England..........      7.2       9.0       10.7          9.1       11.0      12.2
     Fertility Centers of Illinois..     16.1      19.0       22.0         13.3       15.3      16.3
     Shady Grove Fertility Center...     17.9      21.2       22.7         16.1       20.3      19.0

     Under all of our fertility Partner agreements, we receive as compensation for our services a three-part fee comprised of: (i) a tiered percentage of the fertility centers net revenues, (ii) reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center) and (iii) either a fixed percentage, or a fixed dollar amount of the fertility centers earnings after services fees, which may be subject to further limits.

     The third tier of our fee structure with these significant contracts contains provisions as follows:

      o R.S.C. of New England - a fixed annual percentage of the center's earnings.

      o Fertility Centers of Illinois - a fixed percentage of the center's earnings subject to a fixed dollar amount as an upper boundary and a fixed dollar amount as a lower boundary subject to a fixed percentage of the center's earnings limitation.

      o Shady Grove Fertility Center - a fixed dollar amount of the center's earnings subject to a fixed percentage of the center's earnings limitation.

A complete listing of our fertility Partner contracts and vein clinic locations is presented below.

Fertility Partner contracts:

                                                                                  Year             Remaining
                                                                                  Contract         Contract     No. of   No. of
No.      Name                                                   State             Acquired         Years        MD's     PhD's
---      ----                                                   -----             --------         -----        ----     -----

1.       Arizona Reproductive Medicine Specialists, Ltd.        AZ                July 2008            25          4         1
2.       Southeastern Fertility Centers, P.A.                   SC                April 2008           24          2         1
3.       Center for Reproductive Medicine, P.A.                 FL                August 2007          23          5         1
4.       Reproductive Partners Medical Group, Inc.              CA                January 2005         21          9         0
5.       Seattle Reproductive Medicine, Inc., P.S.              WA                January 2004         10          7         1
6.       Reproductive Endocrine Associates of Charlotte, P.C.   NC                September 2003       10          6         0
7.       Northwest Center for Infertility & Reproductive        FL                April 2002            8          6         1
         Endocrinology
8.       Shady Grove Fertility Reproductive Science Center,     MD, VA & DC       March 1998           14         21         2
         P.C.
9.       Fertility Centers of Illinois, S.C.                    IL                August 1997          13         11         2
10.      Bay Area Fertility & Gynecology Medical Group, Inc.    CA                January 1997         13          5         1
11.      MPD Medical Associates (MA), P.C.                      MA, NH & RI       July 1988             3          7         1


Vein Clinic locations:

No. Location Date Clinic Opened No. Location Date Clinic Opened

1.       Pittsburgh, PA            December 2008                  17.    Knoxville, TN               March 2001
2.       Skokie, IL                December 2008                  18.    Raleigh, NC                 March 2000
3.       Marietta, GA              June 2008                      19.    Greensboro, NC              January 2000
4.       Alexandria, VA            April 2008                     20.    Madison, WI                 March 1999
5.       Milwaukee, WI             March 2008                     21.    Rockville, MD               November 1998
6.       Boca Raton, FL            February 2008                  22.    Charlotte, NC               February 1998
7.       Sterling, VA              December 2007                  23     Orland Park, IL             November 1996
8.       Ft. Lauderdale, FL        July 2007                      24.    Gurnee, IL                  September 1995
9.       St. Louis, MO             January 2007                   25.    Fairfax, VA                 March 1992
10,      Merrillville, IN          August 2006                    26.    Overland Park, KS           April 1991
11.      Kansas City, MO           June 2006                      27.    Owings Mills, MD            July 1990
12.      West Palm Beach, FL       December 2005                  28.    Buffalo Grove, IL           August 1989
13.      Alpharetta, GA            October 2005                   29     Atlanta, GA                 June 1988
14.      Naperville, IL            September 2004                 30.    Oak Brook, IL               Pre-1985
15.      Lawrenceville, GA         September 2001                 31.    Chicago, IL                 Pre-1985
16.      Indianapolis, IN          April 2001                     32.    Schaumburg, IL              Pre-1985

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


     Cost containment measures and general healthcare reform - Cost containment measures instituted by healthcare insurers and any general healthcare reform could affect our ability to receive revenue from the use of our services. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third-party coverage on our business. In addition, fundamental reforms in the healthcare industry continue to be considered, however we cannot predict if any such reforms will be adopted and what impact these proposals might have on the demand for our services.

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


     Third-party payers - A significant portion of our fertility partner and vein clinic revenue depends upon reimbursements to the underlying physician practices from third-party payers. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third parties are systematically challenging prices charged for medical treatment. They may deny reimbursement if they determine that a prescribed treatment is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Further, although third parties may approve reimbursement, such approvals may be under terms and conditions that discourage use of our services, even if our services are safer or more effective than the alternatives. Disruption of these relationships, whether in the form of changes to reimbursement contracts, loss of reimbursement contracts, solvency issues on the part of the payers, or in the case of our vein clinics, changes in Medicare reimbursement, may lower our revenues and therefore affect our cash flows and financial position.


     Reliance on third party vendors - Our fertility and vein care clinics rely on a limited number of third-party vendors that produce medications and supplies vital to patient treatment. Should any of these vendors experience a supply shortage, it may have an adverse impact on our operations. To date, no shortage or disruption has been experienced.


     State and Federal laws - Our business practices may be found to be in violation of State or Federal laws. These include, but are not limited to, Federal and State Anti-Kickback Laws, Federal and State Self-Referral Laws, Federal Stark Law, False Claim Laws, Federal and State Controlled Substances laws, HIPAA (Health Insurance Portability and Accountability Act) regulations, Medicare regulations and Anti-Trust Laws. Remedial efforts could result in a discontinuance of portions of our business or burdensome compliance efforts. The laws and regulations in this area are extremely complex and subject to interpretation. Many aspects of our business have not been the subject of federal or state regulatory review. Accordingly, there is no assurance that our operations have been in compliance at all times with all such laws and regulations. In addition, there is no assurance that a court or regulatory authority will not determine that our past, current or future operations violate applicable laws or regulations. If our operations were determined to violate laws or regulations, it could have a material adverse effect on our business, financial condition and operating results. In addition, state corporate practice of medicine laws vary from state to state. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on our business, financial condition and operating results.

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

     Liability insurance - Providing health care services entails a substantial risk of medical malpractice and similar claims. While we do not engage in the practice of medicine, or assume responsibility for compliance with regulatory requirements directly applicable to physicians, we do require our affiliated medical practices to maintain medical malpractice insurance. However, in the event that services provided at one of our centers results in injury or other adverse effects, we are likely to be named as a party in any legal proceeding. Although we currently maintain liability insurance that we believe is adequate, successful malpractice claims could exceed the limits of our insurance and could have a material adverse effect on our business. Moreover, there is no assurance that we will be able to obtain such insurance on commercially reasonable terms in the future or that such insurance will provide adequate coverage against potential claims. In addition, a malpractice claim asserted against us could be costly to defend, could consume management resources and could adversely affect our reputation and business, regardless of the merit or eventual outcome of such claim. In addition, in connection with our acquisition of the assets of fertility centers, we may also assume some of the center's liabilities. Therefore, an entity may assert claims against us for events related to the fertility center prior to its becoming a Partner practice. We maintain insurance coverage related to these risks that we believe is adequate as to the risks and amounts, although there is no assurance that any successful claims will not exceed applicable policy limits. A portion of our insurance coverage is provided by a captive insurance company, therefore the availability of coverage, should it be needed, is subject to a host of risks.

     Intellectual property risks - Trade secrets and other proprietary information which are not protected by patents are critical to our business. We attempt to protect our trade secrets by entering into confidentiality agreements with employees, third parties and consultants. However, these agreements can be breached. Even if we prove the breach, there may not be adequate remedy available to us.


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

     Financial results - Our quarterly results and stock price may fluctuate over time based on our business risk factors, seasonal influences, market expectations or other factors over which we have limited control. Other environmental financial factors over which we have limited or no control but which may impact our operations include the stability of the underlying financial system, health of the credit markets and government fiscal and monetary policies. In addition changes to financial variables over which we do exercise some control, such as dividend policy, stock dilution, banking and credit facilities, etc., may be perceived differently by different stakeholders, and thereby influence our stock price.

     Compliance with debt covenants - Our term loan agreement with the bank requires that we maintain certain leverage and fixed charge ratios and minimum levels of EBITDA. The agreement also contains customary covenants related to dividends, acquisitions and additional indebtedness. There is no guarantee that we will ccontinue to achieve compliance with these requirements.

     Macroeconomic Events - Recent worldwide events in the financial and credit markets have reduced the availability of liquidity and credit to fund the operation and expansion of many business operations. This shortage of liquidity and credit, combined with recent substantial losses in worldwide equity markets, could lead to a material adverse effect on our business, financial condition and results of operations. Our ability to access the capital markets may be severely restricted at a time when we may have need, to access those markets, which could have a negative impact on our growth plans, our flexibility to react to changing economic and business conditions, and our ability to refinance existing debt. The financial and credit crisis could also have an impact on the lenders under our credit facilities, causing them to fail to meet their obligations to us. In addition, our levels of elective procedures and our ability to collect accounts receivable, due to the effects of higher unemployment and reductions in commercial managed care enrollment, may be materially impacted if the current economic environment continues.

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

ITEM 1B. Unresolved Staff Comments


     We believe that we have complied with all the requests of the SEC staff in this filing, but have not yet received the "no further comment" communications.


ITEM  2. Properties

     Our headquarters and executive offices are located in Purchase, New York, where we occupy approximately 18,500 square feet under a lease expiring in 2012. Future lease payments will approximate $51,100 per month.

     We also lease or sublease locations for our fertility centers and vein clinics. Costs associated with the fertility agreements are reimbursed to us as part of our fee agreement with the applicable clinic whereas costs associated with vein clinic locations are not reimbursed.

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

                                                   Common Stock
                                                -----------------
                                                 High        Low
                                                -----      ------
         2007
         First Quarter........................  12.53      10.42
         Second Quarter.......................  13.18      10.53
         Third Quarter........................  12.69       9.68
         Fourth Quarter.......................  15.05      10.68

         2008
         First Quarter........................  12.00       8.30
         Second Quarter.......................  10.32       6.79
         Third Quarter........................   8.20       5.77
         Fourth Quarter.......................   7.08       4.30

      On March 20, 2009, there were approximately 115 holders of record of the Common Stock and approximately 1,600 beneficial owners of shares registered in nominee or street name.

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

                                                                                  Number of securities
                                                                                  remaining available for
                               Number of Securities                               future issuance under
                               to be issued upon           Weighted-average       equity compensation plans
                               exercise of                 exercise price of      (excluding securities
      Plan Category            outstanding options         outstanding options    reflected in column (a)
      -------------            -------------------         -------------------    -----------------------
                                       (a)                       (b)                        (c)
     Equity compensation
      plans approved by
      security holders........    227,016                      $5.78                   214,869

      Equity compensation
      plans not approved
      by security holders.....         --                        --                         --
                                  -------                     ------                   --------

         Total................    227,016                      $5.78                   214,869
                                  =======                      =====                   =======

     During 2008, 2007 and 2006, we issued approximately 99,000, 78,000 and 106,000 shares, respectively, of restricted common stock as deferred compensation to several of our officers and directors with an aggregate value of

$899,000 $956,000 and $887,000 respectively. These shares were valued at their fair value on the date of grant, and are amortized to expense over their vesting period, which approximates the service period.


     During 2008, we also issued approximately 128,000 incentive stock options to certain members of our management team. These options have a ten year life, vest over four years and had a fair value at date of grant of approximately $741,000.

     During 2007 and 2006, we issued 1,628,907 and 1,291,368 shares respectively, of Common Stock as a stock split effected in the form of a stock dividend to our then current stockholders. The additional shares represent splits at 25% for each year. The issuance of these shares had no direct financial impact on our results of operations or financial position and did not alter the market capitalization of our common shares outstanding. All earnings per share amounts were restated to reflect the splits.


     In 2007, the Company issued an aggregate of 336,700 shares of unregistered restricted shares of Common Stock in reliance of Section 4(2) of the Securities Act of 1933 to Kush K. Agarwal and Brian D. McDonagh in connection with the Company's acquisition of Vein Clinics of America, Inc. on August 8, 2007. These shares had a market value of $4 million on the date of issuance.

Performance Graph

      The following graph compares the cumulative 5-year total return provided to shareholders on IntegraMed America, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2003 and its relative performance is tracked through 12/31/2008.


      [GRAPHIC OMITTED][GRAPHIC OMITTED]



-------------------------------------------------------------------------------
                             12/03    12/04    12/05    12/06    12/07   12/08
-------------------------------------------------------------------------------

IntegraMed America, Inc.    100.00   187.52   275.83   391.93   374.35  219.73
NASDAQ Composite            100.00   110.08   112.88   126.51   138.13   80.47
NASDAQ Health Services      100.00   127.29   135.26   141.82   142.06  100.14


      The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.  Selected Financial Data -

      The following selected financial data (for the years ended December 31, 2008, 2007, 2006, 2005 and 2004) are derived from our consolidated financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. Financial information for our Vein Care division is included only for the period subsequent to its August 8, 2007 acquisition. Earnings per share and average share values for the years 2006, 2005, and 2004 have been restated to reflect the 25% stock split effected in the form of a stock dividend declared in March 2007, the 25% stock split effected in the form of a stock dividend declared in May 2006, and the 30% stock split effected in the form of a stock dividend declared in May 2005. These results reflect the impact of the restatement of the timing of the revenue recognition of our Attain IVF program, as described in Note 2 to the consolidated financial statements and accordingly the data for 2004, 2005, 2006 and 2007 have been restated.


Statement of Operations Data:

                                                                           December 31,
                                                  --------------------------------------------------------------
                                                     2008         2007         2006         2005          2004
                                                  --------     --------     ---------     ---------    ---------
                                                             (in thousands, except per share amounts)

Revenues, net ................................   $  197,403   $  151,166    $  125,818    $  128,215    $  107,304
Costs of services incurred ...................      179,854      136,688       113,769       116,385        97,605
                                                 ----------   ----------    ----------    ----------    ----------
Contribution .................................       17,549       14,478        12,049        11,830         9,699
General and administrative expenses ..........       10,654       10,536         9,380         9,973         8,065
Total other (income) expense, net ............        1,180         (120)         (378)         (192)           36
                                                 ----------   ----------    ----------    ----------    ----------
Income before taxes ..........................        5,715        4,062         3,047         2,049         1,598
Provision for income taxes ...................        2,226        1,391           263           744           642
                                                 ----------   ----------    ----------    ----------    ----------
Net income ...................................        3,489        2,671         2,784         1,305           956
Net income applicable to Common
   Stock .....................................   $    3,489   $    2,671    $    2,784    $    1,305    $      956
                                                 ==========   ==========    ==========    ==========    ==========

Basic EPS....................................$         0.40   $     0.32    $     0.34    $     0.17    $     0.13
                                                 ==========   ==========    ==========    ==========    ==========
Diluted EPS..................................$         0.40   $     0.32    $     0.34    $     0.17    $     0.13
                                                 ==========   ==========    ==========    ==========    ==========

Weighted average shares - basic ..............        8,618        8,310         8,090         7,561         7,219
                                                 ==========   ==========    ==========    ==========    ==========
Weighted average shares  - diluted ...........        8,691        8,410         8,194         7,818         7,549
                                                 ==========   ==========    ==========    ==========    ==========

Balance Sheet Data:

                                                                           December 31,
                                                 -------------------------------------------------------------
                                                  2008         2007            2006         2005         2004
                                                 ------      --------       ---------     --------     -------
                                                                          (in thousands)


Working capital (1)..........................   $(3,958)      $(4,570)       $10,973       $5,721 $     1,157
Total assets ................................   121,443       114,172         76,323       67,190      54,119
Total indebtedness...........................    30,219        25,460          8,774       10,147       5,239
Accumulated deficit..........................    (3,691)       (7,180)        (9,851)     (12,636)    (13,940)
Shareholders' equity.........................    50,753        46,549         39,466       35,871      33,933

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

Business Overview

     IntegraMed is a specialty healthcare services company offering products and services to patients and providers in the fertility and vein segments of the healthcare industry. We deliver these products and services through three main operating divisions.

     Our Fertility Centers division is a provider network comprised of eleven contracted fertility centers, referred to as our Partner Program, located in major markets across the United States. IntegraMed offers products and services to these providers designed to support the fertility center's growth. All fertility Partners also have full access to our Consumer Services offerings (described below). The division also supports a Council of Physicians and Scientists, for fertility providers as well as ARTIC, a captive insurance company which provides malpractice insurance to member physicians.

     The Consumer Services division offers products directly to fertility patients. The division's Attain IVF program and financing products are designed to make the treatment process easier and more affordable for patients. The division maintains a contracted network of 22 independent fertility clinics under its Affiliated program which are designed to distribute the division's products and services to a wider group of patients than those serviced by our Partner locations.

     Our Vein Clinics division began operations on August 8, 2007, with the purchase of Vein Clinics of America, Inc. The Vein Clinics division currently operates a network of 32 clinics (33 as of January 2009) located in 12 states, which specialize in the treatment of vein disease and disorders.

The primary elements of our business strategy include:

     o   Expanding  our network of  fertility  and vein  clinics  into new major markets;
     o Increasing the number and value of Consumer Service packages purchased by Affiliates in our network;
     o Entering into additional Partner contracts with Affiliated and non-Affiliated fertility centers;
     o   Opening new vein treatment clinics;
     o Increasing revenues and profits at contracted fertility centers and consolidated vein clinics;
     o Increasing sales of Attain IVF and treatment financing products to fertility patients; and
     o Leveraging corporate general and administrative costs over a larger base of operations.

     The business strategy of our Fertility Centers segment is to leverage our deep expertise and commitment to improved fertility center performance by providing the best value-specific offerings designed to manage and grow the center within the context of a long-term relationship. The business strategy of our Consumer Segment is to provide products and services that make obtaining high quality fertility treatment easier and more affordable for patients. The business strategy of the Vein Clinic segment is to provide technologically advanced care for vein disease to an underserved population through the opening of additional clinics, growing each of the clinics and achieving higher productivity and profitability at each clinic.


Major events impacting financial condition and results of operations

2008


      From June 2008 through March 2009, the annual 2007 and the 2008 periodic interim reports of IntegraMed America, Inc. and Subsidiaries were the subject of a standard comment and review process by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission ("SEC"). The application of generally accepted accounting principles to the Company's Attain IVF program's multiple element revenue arrangements is complex and management's interpretation of the applicable authoritative literature related to the timing of the recognition of the fair value of revenue for the non-refundable portion of the Attain IVF program fees differed from that of the SEC which caused us to re-evaluate the Company's revenue recognition policies. As a result, the Company restated its prior financial statements with respect to the timing of revenue recognition for its Attain IVF program (formerly Shared Risk Refund program) within its Consumer Services Division. Our previous revenue recognition policy had generally recognized the non-refundable patient fees (generally 30% of the contract amount) as revenue upon the completion of the first treatment cycle. We now recognize the non-refundable fees based on the relationship of the fair value of each treatment to the total fair value of the treatment package available to each patient. We also recognize a "warranty reserve" representing the estimated cost of services to be provided in the event a qualified patient miscarries. This restatement does not impact the cash flows from operations of this program or the ultimate profits to be recognized, only the timing of the revenue recognition for a portion of the fees that we collect from our customers. See Note 2 to the consolidated financial statements.



On December 17, 2008, we announced the opening of a new Vein Clinic location in Skokie, Illinois. This clinic represents IntegraMed's ninth vein care clinic in the greater Chicago metropolitan area and will benefit from the significant operational and marketing leverage we have developed in that market.

On December 8, 2008, we announced the opening of a new Vein Clinic location in Monroeville, Pennsylvania. This clinic is IntegraMed's first vein clinic in Pennsylvania and is designed to provide state of the art vein care to patients in the greater Pittsburgh area.

On July 9, 2008, we entered into a Business Services Agreement to provide discrete business services to Arizona Reproductive Medicine Specialists, based in Phoenix, Arizona. Under the terms of this 25 year agreement, our service fees are initially comprised of a fixed percentage of the fertility practice's net revenue. We also have the exclusive option at any point during the life of the contract to expand our service offerings into a complete range of business, marketing and financial services at which time our fees will also include a fixed percentage of the fertility practice's earnings.

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

On April 24, 2008, we entered into a Business Services Agreement to supply a complete range of business, marketing and facility services to the Southeastern Fertility Centers, P.A., located in Mount Pleasant, South Carolina. Under the terms of this 25-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of the practice's earnings. We also committed up to $0.6 million to fund any necessary capital needs of the practice.

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

Results of Operations


As discussed above, the Company herein is restating its prior financial statements with respect to revenue recognition for its Attain IVF program (formerly Shared Risk Refund program) within its Consumer Services Division. All of the financial data discussed herein, has been restated for this issue.

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the years ended December 31, 2008, 2007 and 2006 (for comparability purposes, the tax benefit for 2006 is omitted):



                                                 2008    2007       2006
                                               ------- -------    -------
Revenues, net:
    Fertility Centers ....................      70.1%     80.1%     89.6%
    Consumer Services ....................       9.6%     10.5%     10.4%
    Vein Clinics .........................      20.3%      9.4%      0.0%
                                               -----     -----     -----
       Total revenues ....................     100.0%    100.0%    100.0%

Costs of services incurred:
    Fertility Centers ....................      65.0%     73.5%     82.9%
    Consumer Services ....................       7.2%      8.1%      7.5%
    Vein Clinics .........................      18.9%      8.8%      0.0%
                                               -----     -----     -----
       Total costs of service ............      91.1%     90.4%     90.4%

Contribution:
    Fertility Centers ....................       5.1%      6.6%      6.7%
    Consumer Services ....................       2.4%      2.4%      2.9%
    Vein Clinics .........................       1.4%      0.6%      0.0%
                                               -----     -----     -----
       Total contribution ................       8.9%      9.6%      9.6%


General and administrative expenses ......       5.4%      7.0%      7.5%
Interest income ..........................       (.2)%     (.8)%     (.9)%
Interest expense .........................        .8%       .7%       .6%
                                               -----     -----     -----
       Total other expenses ..............       6.0%      6.9%      7.2%


Income from operations before income taxes       2.9%      2.7%      2.4%
Income tax provision .....................       1.1%      0.9%      0.9%
                                               -----     -----     -----
Net income ...............................       1.8%      1.8%      1.5%
                                               =====     =====     =====

Revenues

     For the year ended December 31, 2008, total revenues of $197.4 million increased approximately $46.2 million, or 30.6% from the same period in 2007. We experienced year-over-year organic revenue increases in both of our fertility business segments. Our Fertility Centers revenue increased as a result of growth within our existing medical practices, as well as the addition of two new Partner arrangements and the full year of results of a Partner added in the third quarter of 2007. Expansion continued in our Consumer Services segment, driven by the continued expansion of its Attain IVF program. In addition to our fertility segments, our performance for the twelve months ended December 31, 2008, included full year results from our Vein Clinics division which was purchased on August 8, 2007.


     For the year ended December 31, 2007, total revenues of $151.2 million increased approximately $25.3 million, or 20.1% from the same period in 2006.Our Fertility Centers revenue increased as a result of growth within the underlying medical practices, the addition of one new Partner arrangement and the expansion of the Shady Grove contract in 2007. Expansion continued in our Consumer Services segment, driven by the growth of its Attain IVF program. In addition to growth within these two segments, on August 8, 2007, we acquired Vein Clinics of America, Inc. This leading provider of vein disease treatment became our third operating segment and contributed $14.3 million to our 2007 revenues.
A segment-by-segment discussion is presented below.

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


     Fertility Center revenues in the year ended December 31, 2008, increased by $17.4 million or 14.3% from the same period in 2007. This compares to an increase of $8.3 million, or 7.4% for the year ended December 31, 2007 versus 2006. During both years, growth was largely attributable to same center year-over-year growth in our network of underlying medical practices. Influencing this growth is our focus on increasing patient revenues through effective multi-faceted marketing programs, as well as our continued focus on expense management which drives operational efficiency and higher contribution margins. Revenues for the year ended December 31, 2008, also benefited from (a) the inclusion of a new fertility Partner in Mount Pleasant, South Carolina which contributed $3.5 million to our net revenue since its addition in April 2008;
(b) full year results from our Orlando, Florida Partner added in September 2007, and (c) the full year impact from the expansion of Shady Grove into the Baltimore, Maryland market in July 2007.


In July 2008, we also entered into a twenty-five year contract with an established fertility clinic based in Phoenix, Arizona. Under the terms of this agreement we will phase in the implementation of our full suite of Partner services over time. Under this arrangement, our fees are currently calculated as a fixed percentage of the clinics revenues with an option to expand into our standard three-tiered fee structure, in line with expanded Partner services, based upon the center meeting certain performance targets.

     The table below illustrates the components of the Fertility Centers segment revenue in relation to the physician practice financials for 2008, 2007 and 2006 (000's omitted):


                                                                  Twelve Months Ending December 31,
                                                                2008            2007           2006
                                                              ---------      ---------       --------


                   Physician Financials
     (a)   Patient revenue..................................   $192,380       $168,653       $152,632
     (b)   Cost of services.................................    125,156        109,132        102,625
     (c)   Base service fee.................................      8,798          7,791          7,170
                                                               --------       --------        -------
     (d)   Practice contribution (a-b-c)....................     58,426         51,730         42,837
     (e)   Physician compensation...........................     52,863         46,678         38,577
     (f)   IntegraMed additional fee........................      5,563          5,052          4,260



                   IntegraMed Financials
(g)      IntegraMed gross revenue (b+c+f)...................    139,517        121,975        114,055
(h)      Amortization of business service rights............     (1,300)        (1,343)        (1,495)
(i)      Other revenue......................................        223            446            207
                                                               --------       --------        -------
(j)      IntegraMed fertility services revenue (g+h+i)......   $138,440       $121,078       $112,767
                                                                =======        =======        =======

     (i) Other revenue includes administrative fees we receive from ARTIC, the captive insurance company, fees from the Phoenix fertility center noted above as well as other miscellaneous fees.

     The following summarized quarterly data for 2008, 2007 and 2006 is presented for additional analysis and demonstration of the slight seasonality of the fertility division. The volumes in the first quarter of each year are typically lower than the balance of the year as many patients do not wish to prepare for the IVF procedure in the last month of the year, resulting in fewer IVF ready patients in January and February. Contributing to the lower volumes are voluntary laboratory closures at year-end at several of our labs in order to undergo normal maintenance (in thousands, except New Patient Visits and IVF Cases Completed).

                   Revenues, Net (000's)        Contribution (000's)       New Patient Visits    IVF Cases Completed
                   ---------------------        --------------------       ------------------    -------------------
                  2008     2007     2006       2008     2007    2006     2008    2007   2006     2008   2007  2006
                  ----     ----     ----       ----     ----    ----     ----    ----   ----     ----   ----  ----

First quarter...  32,746  $29,092   $27,497   2,304   $2,315   $2,059   6,765   5,917   5,303   3,141  3,038  2,433
Second quarter .  35,051   29,728    28,648   2,570    2,526    2,031   7,093   5,867   5,452   3,314  3,088  2,630
Third quarter...  36,505   31,046    28,256   2,743    2,714    2,174   7,186   5,930   5,578   3,474  3,069  2,750
Fourth quarter..  34,138   31,212    28,366   2,599    2,464    2,146   7,173   6,279   5,400   3,219  2,971  2,652
                  ------   ------    ------   -----    -----    -----   -----   -----   -----   -----  -----  -----
Total year .....$138,440 $121,078  $112,767 $10,216  $10,019   $8,410  28,217  23,993  21,733  13,148 12,166 10,465
                ======== ========  ======== =======  =======   ======  ======  ======  ======  ============= ======

Consumer Services Segment


     For the year ended December 31, 2008, revenues of $17.6 million from our Attain IVF Program represented approximately 92.6% of our Consumer Services segment revenues. This compares to revenues of $14.4 million, or slightly over 91.1% of Consumer Services revenues in 2007. Revenue growth in the Attain IVF program of $3.2 million, or 22.2%, in 2008 was the result of enrolling more patients into the program and increasing patient through-put by maintaining, high pregnancy success rates. Similarly, Attain IVF revenue growth of $2.9 million, or 25.2%, in 2007 versus 2006 was also attributable to expanded enrollments relative to the earlier year, coupled with high pregnancy rates. Over the past four years, enrollments in our Attain IVF Program have grown at a compound annual rate of 32.8%, while pregnancy success rates have either been maintained or increased. Since our customers in the Attain IVF program prepay for their suite of services, and a significant portion of the fees received by us are not recognized until the patient achieves pregnancy, our Attain IVF deposits and Deferred Revenue balance continues to grow each year as the number of enrolled patients grow.


     The following summarized Consumer Services segment quarterly data for 2008, 2007 and 2006 is presented for additional analysis and demonstration of the growth of enrollments and pregnancies in our Attain IVF program.

                     Revenues, Net (000's)      Contribution (000's)           Enrollments           Pregnancies
                     ---------------------      --------------------           -----------           -----------
                    2008   2007     2006       2008     2007    2006       2008   2007  2006     2008   2007  2006
                    ----   ----     ----       ----     ----    ----       ----   ----  ----     ----   ----  ----

First quarter...   $4,024  $3,084   $2,904    1,066     $603     $635        212   250    159     167    114    111
Second quarter .    4,611   4,059    2,991    1,254    1,007    1,132        280   241    194     189    167    113
Third quarter...    5,152   4,365    3,379    1,145      982      950        307   247    227     217    173    134
Fourth quarter..    5,226   4,296    3,777    1,217      887      922        250   222    207     205    183    150
                    -----   -----    -----    -----      ---      ---        ---   ---    ---     ---    ---    ---
Total year .....  $19,013 $15,804  $13,051   $4,682   $3,479   $3,639      1,049   960    787     778    637    508
                  ======= =======  =======   ======   ======   ======      =====   ===    ===     ===    ===    ===

     Revenues from our Affiliate program were $1.2 million for the year 2008, which is approximately unchanged from the years ended December 31, 2007 and 2006. Although our Affiliate program produces significant revenues on a stand alone basis, the primary value of the twenty two enrolled clinics as of December 31, 2008, is to serve as a distribution channel for our Attain IVF program and as an introduction to our services for medical practices which move on to become full fertility Partners. During 2008, four independent fertility clinics joined our Affiliate program and two left in Partner related transactions for a net increase of two clinics. For the year ended December 31, 2007, our Affiliate program had a net reduction of one clinic as one practice moved up to our Partner program.


     Pharmaceutical revenue of $0.2 million for the year ended December 31, 2008, was approximately equal to the prior period in 2007, and down slightly from $0.4 million in 2006. Our pharmaceutical revenues are comprised of marketing support fees we earn based upon underlying product margin as reported by a third-party pharmaceutical distributor. Over the past several years we have seen flat or declining revenues due to pharmaceutical cost increases which the distributor has been unable to pass on to the consumer as a result of competitive pressures. We view these pricing and margin developments as longer-term structural elements within the pharmaceutical market do not expect significant improvement during 2009. As such we are anticipating not renewing our contract with the third-party distributor when it expires in 2009.


     Vein Clinics Segment


     Revenues for the year ended December 31, 2008, were approximately $40.0 million versus partial year revenues of $14.3 million in 2007. Revenues for the year ended December 31, 2007, represent operating results only since this segment was purchased on August 8, 2007.


     Vein clinic revenues are generally from billings to patients or their insurer for vein disease treatment services, as opposed to the service fees and reimbursed costs earned by our Fertility Centers segment. For comparable purposes, revenues reported by VCA on a stand alone basis for the twelve months ended December 31, 2007 were $34.5 million.


     As of December 31, 2008, revenues at established clinics opened one year or more rose by $2.2 million, or 6.6%, to $35.9 million from $33.7 million for the full twelve months of 2007. During 2008 we also opened our planned five new clinics, for a total of 32 as of December 31, 2008, versus three clinics opened in 2007, as we continued to successfully execute our expansion plans.


     We have included the results of VCA in our financial statements since the date of its acquisition on August 8, 2007. For purposes of additional analysis and to demonstrate the significant seasonality of this segment, summarized VCA quarterly data for 2008 and 2007 (revenues and contribution in thousands) appear below:

                     Revenues, Net             Contribution                New Patients         Total Procedures
                     -------------             ------------               -------------         ----------------
                     2008   2007               2008     2007             2008     2007           2008     2007
                    ----    ----               ----     ----             ----     ----           ----     ----

First quarter...   $8,842  $7,404              $322     $266            1,208    1,114         15,559   13,778
Second quarter .   10,062   9,155               713    1,158            1,572    1,382         19,116   15,448
Third quarter...   10,360   8,283               892   (1,704) (a)       1,500    1,266         17,739   14,296
Fourth quarter..   10,686   9,704               724      438            1,187    1,127         18,885   15,814
                   ------    ----            ------      ---            -----    -----         ------   ------
Total year .....  $39,950 $34,546            $2,651     $158            5,467    4,889         71,299   59,336
                  =======  ======            ======     ====            =====    =====         ======  =======

(a)      Includes non-recurring expenses of $2,016,000 related to the sale of the company.


VCA operated 32 clinics at the end of 2008, 28 clinics at the end of 2007 and 25 at the end of 2006.

     Contribution


     For the year ended December 31, 2008, total contribution of $17.5 million was up approximately $3.1 million, or 21.2% from the same period in 2007. Increased contribution in our Fertility Centers segment in 2008 was the result of the increased profitability in our platform of existing clinics as well as the addition of acquisition related results. The continued growth of our Attain IVF program and full year results from our Vein Clinics segment were also major contributors to the improvement.

     For the year ended December 31, 2007, contribution growth was $2.4 million, or 20.2%, versus the comparable period in 2006. The increase in contribution in 2007, versus 2006, was fueled mainly by organic growth in our Fertility Centers division coupled with partial year results from our Vein Care division acquired in August 2007. Contribution results for our Consumer Division in 2007 were essentially even with 2006, as growth in our Attain IVF program was offset by declining fees from pharmaceutical sales.


     A segment-by-segment discussion is presented below.


     Fertility Centers Segment

       Fertility Center contribution of $10.2 million for the year ended December 31, 2008, increased approximately $0.2 million, or 2.0%, from prior year levels. Although this segment experienced revenue growth of 14.3% in 2008, versus the prior year, margin growth was tempered by additional division level infrastructure investments. These investments, which totaled $1.2 million during 2008, were designed to support continuing growth and new acquisitions within this segment. Excluding this additional infrastructure, contribution from operations grew $1.4 million, or 11.5%, for the twelve months ended December 31, 2008, versus the year earlier period. Approximately $0.8 million of the increase in contribution came from our new fertility Partners with the remaining centers generating contribution growth of $0.6 million versus the prior year.

     Fertility Center contribution for the year 2007 increased approximately $1.6 million, or 19.1% from the same period in the prior year. This increase was primarily attributable to the continued revenue and margin growth of our existing Fertility Centers, and entry into new fertility markets in Baltimore, Maryland and Orlando, Florida. Contribution growth rates for our existing Partners averaged 14.9% in 2007, versus the prior year. The new markets entered into during the second half of 2007 generated contribution of more than $400,000.

     Consumer Services Segment

     Contribution from our Consumer Services segment grew by $1.2 million to $4.7 million for the twelve months ended December 31, 2008 versus a contribution of $3.5 million in the year earlier period. This growth was driven by our Attain IVF Program in which the two key profitability metrics (i.e., the number of patients receiving treatment and pregnancy success rates) showed year-over-year improvement in 2008 versus 2007.

     Contribution from both our Affiliate and Pharmaceutical programs in 2008, were on par with results in 2007. Although our Affiliate program grew by a net of two fertility practices during 2008, the underlying value of this program is to serve as a distribution channel for our Attain IVF and patient financing products as well as a source of future Partner programs. Also, as noted previously, the market for pharmaceutical products in which we participate has been subject to external pricing pressures which have restricted revenues and profitability.

     For the year ended December 31, 2007, contribution of $3.5 million from our Consumer Services segment was down slightly from the $3.6 million earned in the prior year. While enrollments in our Attain IVF program grew in 2007 versus 2006, pregnancy rates during 2007 were at the low end of our expected range and impacted the amount of revenue recognized as we record the bulk of our revenue at the time of pregnancy.


     Contribution from our Pharmaceutical line, down $0.4 million, or 71.3% was due to a previously mentioned unfavorable pricing and reimbursement environment.

     Vein Clinics Segment

     For the year ended December 31, 2008, contribution from our Vein Clinics Division of $2.7 million was up $1.7 million from reported 2007 results. Year versus year comparisons for this segment are not directly comparable as 2007 results only include contribution generated since this segment was acquired in August 2007. During the fourth quarter of 2008, this segment generated contribution of $724,000, as compared to $438,000 in the fourth quarter of 2007. This improved performance is attributed to (a) enhanced efficiency and retention at the clinic operational level; (b) improvements in revenue cycle management;
(c) the opening of five additional clinics in 2008 versus 2007, net of associated start-up costs and (d) savings from integrating VCA's administrative functions with the Corporate Shared Services group.

     General and Administrative Expenses

     General and Administrative ("G&A") expenses are comprised of salaries and benefits, administrative, regulatory compliance, and operational support costs defined as our Shared Services group, which are not specifically related to individual clinical operations or other divisional operations. These costs totaled $10.7 million for the year 2008, $10.5 million in 2007 and $9.4 million in 2006. We measure our success by relating G&A costs to operating contribution. For twelve months ended December 31, 2008, G&A expenses were 60.7% of contribution which compares favorably to ratios of 72.7% for the same period in 2007 and 77.8% in 2006. We continue to actively manage G&A expenses in an effort to leverage our Support Services group and extract economies of scale from within the organization.


     Interest


     Net interest expense for the year ended December 31, 2008 totaled $1.2 million, compared to net interest income of $0.1 million for the year 2007, and net interest income of $0.4 million in 2006. The change in net interest income/expense for the three years ended December 31, 2008, is primarily the result of utilizing cash on hand and additional borrowings as the principal means of financing our acquisition of VCA in August 2007. This acquisition used approximately $14 million of cash from our balance sheet in addition to $17 million of new borrowings.


     Coupled with this cash outlay is a reduction in the general level of interest rates as well as a slow-down in various credit markets which has resulted in restrictions on the interest income we are able to earn on our cash balances. Subject to interest rate fluctuations, we anticipate interest expense to decrease gradually in the coming quarters as scheduled debt repayments reduce our outstanding principle balances.

     Interest income of $0.4 million for the year ended December 31, 2008 was below that of the prior year by $0.9 million, or a reduction of 69.5%, primarily as a result of lower market interest rates and conditions in the credit markets which limited investment opportunities. Interest expense of $1.6 million for the year ended December 31, 2008, exceeded that of the prior year by $0.4 million, or 37.5% primarily due to interest charges on new borrowings done in August 2008, associated with the VCA acquisition.


     For the year ended December 31, 2007, interest income increased $0.2 million, or 17.1%, from the same period in 2006, as a result of earnings on idle cash balances during the first seven months of 2007. Interest expense of $1.1 million for the year ended December 31, 2007, increased by $0.4 million from the same period in 2006, as a result of mid-year borrowings associated with the VCA acquisition.


      Income tax provision

Our provision for income tax was approximately $2.2 million, $1.4 million and $0.3 million for the three years ended December 31, 2008, 2007 and 2006 respectively, or 39.0%, 34.2% and 8.6% of pre-tax income, respectively. Our effective tax rates for all years reflect provisions for both federal and state income taxes. The low effective tax rate of 8.6% for the year ended December 31, 2006 was mainly due to an $821,000 tax benefit related to the elimination of the valuation allowance on deferred tax assets. The lower effective tax rate of 34.2% for the year ended December 31, 2007 was mainly due to benefits received from tax-exempt interest income. We expect the effective tax rate to approximate 39% in 2009.

Effective January 1, 2007, we adopted Financial Accounting Standards Board
(FASB) Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have a material impact on our financial statements.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2007 and 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. A federal income tax examination for tax years through 2006 was completed during 2008 resulting in no adjustment to our income tax liability. For state tax purposes, our 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations.

     Off-balance Sheet Arrangements

     FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's") addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As of December 31, 2008, through the acquisition of the Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary and obligor of their financial results (our contract provides for us to receive any excess or deficit profits from the vein clinics). As such we have consolidated these vein clinic operations in our financial statements in accordance with the provisions of FIN 46R. Since we do not have any financial interest in the individual fertility clinics and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit profits), we do not consolidate the results of the fertility clinics in our accounts. Also, since we do not have any interest in the captive insurance provider where we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.


     Liquidity and Capital Resources

     As of December 31, 2008, we had approximately $28.3 million in cash and cash equivalents on hand as compared to $23.7 million at December 31, 2007. We had a working capital deficit of approximately $4.0 million, at December 31, 2008, slightly improved from a deficit of $4.5 million as of December 31, 2007.


     Attain IVF deferred revenue and Other Patient Deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues and expected to be recognized as income within twelve to eighteen months.. These deposits totaled approximately $13.9 million and $12.5 million as of December 31, 2008 and 2007, respectively. These deposits are a significant source of cash flow and represent interest-free financing for us.

     As of December 31, 2008, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements. However, we anticipate upcoming capital expenditures of approximately $5.7 million in 2009. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements.

     We believe that our current working capital level, specifically cash and cash equivalents, is at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

     In August, 2007, as part of our acquisition of Vein Clinics of America, we secured a new $25 million 5-year term loan. Our previous term loan of $7.7 million was paid off in its entirety as part of this agreement. After deducting the previous loan amount, interest and fees, our net funding from Bank of America was $17.0 million. In order to mitigate the interest rate risk associated with this term loan, we also entered into an interest rate swap agreement on 50% of the principal amount. This swap transaction acts an effective hedge fixing the interest rate on half of our term loan at 5.39% plus the applicable margin for the life of the loan. Other features of this credit facility include a $10 million three-year revolving line of credit. As of December 31, 2008, there was a balance of $7.5 million outstanding under this revolving line of credit.

     Each component of our amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.00% to 2.75% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable quarterly beginning November 8, 2007 and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2008, interest on the term loan was payable at a rate of approximately 2.71%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.

     Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of December 31, 2008 under the revolving line of credit the full amount of $10.0 million was available, of which $7.5 million was outstanding.

     Our Bank of America credit facility is collateralized by substantially all of our assets. As of December 31, 2008, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

     Significant Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations and other commercial commitments at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period (000's omitted)

                                      Total     Less than 1 year      1 - 3 years    4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------

Notes Payable.................       $ 22,418           $3,768           $18,650         $    --       $     --
Line of Credit Outstanding......       $7,500           $7,500           $    --         $    --       $     --
Capital lease obligations.....            301               83               218         $    --             --
Operating leases..............         60,353            4,708            17,793          15,425         22,427
Fertility Partners capital and
    other obligations.........          5,747            5,747
Total contractual cash
    obligations...............        $96,319          $21,806           $36,661         $15,425        $22,427
                                      =======          =======           =======         =======        =======


                                                      Amount of Commitment Expiration Per Period

                                       Total      Less than 1 year    1 - 3 years   4 - 5 years      After 5 years
                                   -------------  ----------------   -------------  -------------    -------------

Unused lines of credit........       $  2,500          $    --            $2,500         $    --        $    --
                                     ========          =======            ======         =======        =======

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

Recently Issued Accounting Pronouncements

         Please see Note 3 of the consolidated financial statements for a discussion on recently issued accounting pronouncements.


ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk


     In the normal course of business our interest income and expense items are sensitive to changes in the general level of interest rates. During the third quarter of 2007 we entered into a derivative transaction designed to hedge 50% of our $25,000,000 variable interest rate term loan maturing in 2012. As a result of this derivative transaction we have partially shielded ourselves from interest rate risks associated with that portion of this loan as the hedge instrument essentially converts that portion of the loan to a fixed rate instrument, currently at 5.3% plus the applicable margin. We are currently subject to interest rate risks associated with the remaining 50% of our term loan as well as our short term investments and certain advances to our fertility Partner clinics, all of which are tied to either short term interest rates, LIBOR or the prime rate. As of December 31, 2008, a one percent change in interest rates would impact our pre-tax income by approximately $100,000 annually.


ITEM 8.    Financial Statements and Supplementary Data

     See Index to Financial Statements on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure

     None.


ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Annual Report on Internal Control Over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.

      Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control--Integrated Framework." Based on our assessment we concluded that, as of the end of the period covered by this report, the Company's internal control over financial reporting was effective based on those criteria.

      The Company's independent registered certified public accounting firm, Amper, Politziner & Mattia LLP, has audited our internal control over financial reporting as of December 31, 2008 as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

     (b) Changes in internal controls.

       There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2008 that has materially effected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

         During the course of management's evaluation of the effectiveness of the Company's internal control over financial reporting, management did not believe it had a material weakness in the Company's internal control over financial reporting as it relates to the restatement. The application of generally accepted accounting principles to the Company's Attain IVF program's multiple element revenue arrangement is complex and management's interpretation of the applicable authoritative literature related to the timing of the recognition of the fair value of revenue for the non-refundable portion of the Attain IVF program fees differed from that of the SEC which caused us to re-evaluate the Company's revenue recognition policies. This restatement does not impact the cash flows from operations of this program or the ultimate profits to be recognized, only the timing of the revenue recognition for a portion of the fees that we collect from our customers.


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


     The other information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2009 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the captions "Election of Directors for a Term of One Year", "Section 16 (a) Beneficial Ownership Reporting Compliance" and "Committees of the Board".


ITEM 11. Executive Compensation

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2009 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the captions "Executive Compensation", "Director Compensation" and "Compensation Committee Interlocks and Insider Participation".

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and
            Related Stockholder Matters

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2009 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption "Security Ownership".

ITEM 13. Certain Relationships, Related Transactions and Director Independence

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2009 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption "Certain Relationships and Related Transactions".

ITEM 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2009 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption "Independent Public Registered Accounting Firm".


                                     PART IV

ITEM 15.  Exhibits and Financial Statement Schedule

         (a) (1) Financial Statements.


             (2) The  exhibits  that are listed on the Index to Exhibits  herein which are filed  herewith  as 10.9 (b);  10.26 (a);  10.27 (a);
                 10.29 (c); 10.35; 21; 31.1; 31.2; 32.1; and 32.2.


         (b) Exhibits. The list of exhibits required to be filed with this Annual Report on Form 10-K is set forth in the Index to Exhibits herein.

                                         FINANCIAL STATEMENTS

                              Item 8 and 15 (a)(1)

                                    Contents

                                                                         Page
INTEGRAMED AMERICA, INC.

        Report of Independent Registered Public Accounting Firm ......... F-2
        Consolidated Balance Sheets as of December 31, 2008 and 2007..... F-3
        Consolidated Statements of Operations for the years ended
           December 31, 2008, 2007 and 2006.............................. F-4
        Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 2008, 2007 and 2006.................. F-5
        Consolidated Statements of Cash Flows for the years ended
           December 31, 2008, 2007 and 2006.............................. F-6
        Notes to Consolidated Financial Statements....................... F-7

FINANCIAL STATEMENT SCHEDULE

        Report of Independent Registered Public Accounting Firms
           on Financial Statement Schedule II............................ S-1
        Valuation and Qualifying Accounts................................ S-2

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of IntegraMed America, Inc.:

We have audited the accompanying consolidated balance sheets of IntegraMed America, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2008. We have also audited IntegraMed America, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IntegraMed America, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying consolidated financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IntegraMed America, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, IntegraMed America, Inc. and subsidiaries maintained, in all material respects, effective control over financial reporting as of December 31, 2008, based on criteria established in Internal Control- Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), except that we did not perform any auditing procedures on the internal controls over financial reporting of Vein Clinics of America, Inc., a wholly-owned subsidiary of the Company acquired on August 8, 2007.

As discussed in Note 2 and Note 3, the Company restated its consolidated financial statements as of December 31, 2007 and 2006 as a result of a change in its revenue recognition policy for its Attain IVF program, net of the related income tax effect.


As discussed in Note 16 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Interpretation
(FIN) No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standards No. 109."

/s/Amper, Politziner & Mattia, LLP.
March 30, 2009
Edison, New Jersey

PART I -- FINANCIAL INFORMATION
Item 1.          Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all dollars in thousands, except share amounts)


                                                                                      December 31,  December 31,
                                                                                      ------------  ------------
                                                                                          2008          2007
                                                                                      ------------  -------------
                                                                                                      (restated)

                                     ASSETS
Current assets:
   Cash and cash equivalents .......................................................   $  28,275    $  23,740
   Patient and other receivables, net ..............................................       6,681        5,511
   Deferred taxes ..................................................................       5,744        5,565
   Other current assets ............................................................       6,468        4,669
                                                                                       ---------    ---------
       Total current assets ........................................................      47,168       39,485

   Fixed assets, net ...............................................................      16,618       16,912
   Intangible assets, Business Service Rights, net .................................      21,956       22,305
   Goodwill ........................................................................      29,478       29,359
   Trademarks ......................................................................       4,442        4,492
   Other assets ....................................................................       1,781        1,619
                                                                                       ---------    ---------
       Total assets ................................................................   $ 121,443    $ 114,172
                                                                                       =========    =========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................   $   2,853    $   1,895
   Accrued liabilities .............................................................      16,676       16,941
   Current portion of long-term notes payable and other obligations ................      11,351        3,661
   Due to Fertility Medical Practices ..............................................       6,354        9,043
   Attain IVF deferred revenue and other Patient Deposits ..........................      13,892       12,465
                                                                                       ---------    ---------

       Total current liabilities ...................................................      51,126       44,005


Long-term notes payable and other obligations ......................................      18,868       21,799
Deferred and other tax liabilities .................................................         696        1,819
                                                                                       ---------    ---------
       Total Liabilities ...........................................................      70,690       67,623

Commitments and Contingencies

Shareholders' equity:
     Common Stock, $.01 par value - 15,000,000 shares authorized in 2008 and
       2007, respectively, 8,668,376 and 8,572,258 shares issued and
       outstanding in 2008 and 2007, respectively ..................................          87           86
   Capital in excess of par ........................................................      54,943       53,890
   Other comprehensive loss ........................................................        (375)         (82)
   Treasury stock, at cost - 22,682 and 14,175 shares in 2008 and 2007, respectively        (211)        (165)
   Accumulated deficit .............................................................      (3,691)      (7,180)
                                                                                       ---------    ---------
Total shareholders' equity .........................................................      50,753       46,549
                                                                                       ---------    ---------
       Total liabilities and shareholders' equity ..................................   $ 121,443    $ 114,172
                                                                                       =========    =========


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)



                                                      For the Year ended
                                             ------------------------------------
                                                2008          2007         2006
                                             -----------    ---------    ---------
                                                           (restated)   (restated)
Revenues, net
   Fertility Centers ....................   $  138,440    $  121,078    $  112,767
   Consumer Services ....................       19,013        15,804        13,051
   Vein Clinics .........................       39,950        14,284            --
                                            ----------    ----------    ----------
       Total revenues ...................      197,403       151,166       125,818
                                            ----------    ----------    ----------

Costs of services and sales:

   Fertility Centers ....................      128,224       111,059       104,357
   Consumer Services ....................       14,331        12,325         9,412
   Vein Clinics .........................       37,299        13,304            --
                                            ----------    ----------    ----------
       Total costs of services and sales       179,854       136,688       113,769
                                            ----------    ----------    ----------

Contribution
   Fertility Centers ....................       10,216        10,019         8,410
   Consumer Services ....................        4,682         3,479         3,639
   Vein Clinics .........................        2,651           980            --
                                            ----------    ----------    ----------
       Total contribution ...............       17,549        14,478        12,049

General and administrative expenses .....       10,654        10,536         9,380
Interest income .........................         (383)       (1,256)       (1,073)
Interest expense ........................        1,563         1,136           695
                                            ----------    ----------    ----------
       Total other expenses .............       11,834        10,416         9,002
                                            ----------    ----------    ----------

Income before income taxes ..............        5,715         4,062         3,047
Income tax provision ....................        2,226         1,391         1,084
Income tax benefit ......................           --            --          (821)
                                            ----------    ----------    ----------
Net income ..............................   $    3,489    $    2,671    $    2,784
                                            ==========    ==========    ==========

Basic and diluted net earnings per share:
   Basic earnings per share .............   $     0.40    $     0.32    $     0.34
   Diluted earnings per share ...........   $     0.40    $     0.32    $     0.34

   Weighted average shares - basic ......        8,618         8,310         8,090
                                            ==========    ==========    ==========
   Weighted average shares - diluted ....        8,691         8,410         8,194
                                            ==========    ==========    ==========


        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)
                                   (Restated)


                                                                      Accumulated
                                    Common Stock       Capital in    Comprehensive    Treasury Stock       Accumulated      Total
                                   Shares   Amount    Excess of Par     Income       Shares     Amount       Deficit       Equity
                                   ------   ------    -------------     ------       ------     ------       -------       ------


BALANCE AT DECEMBER 31, 2005         8,008      80       49,364             --          133     (937)        (12,635)     35,872
Stock grants issued, net                85       1           58             --           --       --              --           59
Stock grant compensation expense
   amortization                         --      --          405             --           --       --              --          405
Exercise of common stock options
   and related tax benefits            187       1          498             --           --       --              --          499
Amortization of common stock option
   compensation expense                 --      --           87             --           --       --              --           87
Unrealized loss on hedging transaction  --      --           --             (9)          --       --              --           (9)

Retirement of Treasury stock, net
   of shares issued upon exercise
   of options or issuance of stock
   grants                             (153)     (1)      (1,167)            --          (133)      937             --        (231)
Net income for the year ended 12/31/06                                                                          2,784        2,784
                                      ----     ---      -------             --                                  ------       ------


BALANCE AT DECEMBER 31, 2006         8,127       81      49,245             (9)          --       --          (9,851)        39,466
Stock grants issued, net                78       --         --              --           19     (228)             --          (228)
Stock grant compensation expense
   amortization                         --       --         558              --           --       --              --           558
Exercise of common stock options
  and related tax benefits              35        1          154             --           --       --              --           155
Treasury stock transactions, net        (5)      --          (63)            --           (5)      63              --            --
Issuance of common stock upon acquisition
  of Vein Clinics of America, Inc.     337        4        3,996             --           --       --              --         4,000
Unrealized loss on hedging transaction  --       --           --           (73)           --       --              --           (73)
Net income for the year ended 12/31/07  --       --           --             --           --       --           2,671          2,671
                                      ----     ----         ----            ---         ----     ----         -------         ------

BALANCE AT DECEMBER 31, 2007         8,572      86        53,890           (82)          14     (165)         (7,180)        46,549
Stock grants issued, net                99       1            (1)           --           --       --              --            --
Stock grant compensation expense
   amortization                         --      --           858             --           --       --              --          858
Exercise of common stock options
    and related tax benefits            11       1           360             --            2      (23)             --          338
Treasury stock transactions, net       (14)     (1)         (164)            --            7      (23)              --        (188)
Unrealized loss on hedging transaction  --      --           --           (293)          --       --               --         (293)
Net income for the year ended 12/31/08  --      --           --              --          --       --           3,489         3,489


BALANCE AT DECEMBER 31, 2008       8,668      $87      $54,943           ($375)          23    ($211)        ($3,691)     $50,753

         See accompanying notes to the consolidated financial statements

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)


                                                                                          For the
                                                                                    Twelve-month period
                                                                                    Ended December 31,
                                                                                -----------------------------
                                                                                 2008       2007        2006
                                                                                ------    --------    -------
                                                                                         (restated)   (restated)
Cash flows from operating activities:
Net income .................................................................   $  3,489    $  2,671    $  2,784
Adjustments to reconcile net income to net cash provided
    operating activities:

      Depreciation and amortization ........................................      7,288       6,450       5,705
      Deferred income tax provision ........................................     (1,068)        469        (799)
      Deferred or stock-based compensation .................................        858         558         492


Changes in assets and liabilities --
    Decrease (increase) in assets, net of assets acquired from VCA

      Patient and other accounts receivables ...............................     (1,170)       (378)         45
      Prepaids and other current assets ....................................       (643)     (1,040)       (403)
      Other assets .........................................................       (162)       (122)        (99)


    (Decrease) increase in liabilities, net of liabilities acquired from VCA

      Accounts payable .....................................................        958        (271)        590
      Accrued liabilities ..................................................     (1,421)          2       3,890
      Due to medical practices .............................................     (2,689)      4,744        (650)
      Attain IVF deferred revenue and other patient deposits ...............      1,427       2,873       2,408
                                                                               --------    --------    --------

Net cash provided by operating activities ..................................      6,867      15,956      13,963

Cash flows from investing activities:
Purchase of business service rights ........................................       (950)     (2,653)         --
Cash paid to purchase VCA, net of cash acquired ............................       (119)    (25,409)         --
Purchase of other intangibles ..............................................         50         (40)        (12)
Purchase of fixed assets and leasehold improvements, net ...................     (5,695)     (6,222)     (3,233)
                                                                               --------    --------    --------
Net cash used in investing activities ......................................     (6,714)    (34,324)     (3,245)

Cash flows from financing activities:

    Proceeds from issuance of debt .........................................      7,880      25,000          --
    Debt repayments ........................................................     (3,648)    (15,163)     (1,382)
    Common Stock transactions ..............................................        150          87         327
                                                                               --------    --------    --------

Net cash provided by (used in) financing activities ........................      4,382       9,924      (1,055)
                                                                               --------    --------    --------

Net increase (decrease) in cash and cash equivalents .......................      4,535      (8,444)      9,663
Cash and cash equivalents at beginning of period ...........................     23,740      32,184      22,521
                                                                               --------    --------    --------
Cash and cash equivalents at end of period .................................     28,275      23,740      32,184
                                                                               ========    ========    ========

Supplemental Information:
     Interest paid .........................................................      1,632       1,024         695
     Income taxes paid .....................................................      1,526       1,130         327


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

     As of December 31, 2008, our fertility line of business encompassed two of our reporting segments and was comprised of 33 contracted fertility centers in major markets across the United States, with products and services designed to support fertility center growth, assist patients with treatment financing, an Attain IVF (formerly Shared Risk Refund) program and captive insurance offerings. We offer a comprehensive array of defined business services to 11 of these contracted fertility centers under our Partner program, and a more discrete menu of services to 22 other fertility centers under our Affiliate program. All 33 centers have access to our consumer services offerings which are comprised of our Attain IVF program and patient financing products.

     In late 2008, our Consumer Services division re-launched its successful Shared Risk Refund program under the name "Attain IVF". This re-branding was done to reflect advantages offered by the program beyond its basic risk sharing features and to position the program in a leadership role among smaller, similar programs offered by other providers. We have also modified our revenue recognition model for this program as described in Note 2 and Note 3. All amounts presented for 2007 and 2006 have been restated to reflect this change in revenue recognition.

     Our vein clinic division, which began operations in August, 2007, is currently comprised of 33 (32 as of December 31, 2008) vein clinics in major markets, which primarily provide advanced treatment for vein diseases. We offer a comprehensive array of defined business services to these clinics which are designed to support their operations and growth.


NOTE 2 -- RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS:


     The accompanying 2007 and 2006 consolidated financial statements have been restated to reflect a change in the revenue recognition policy for our Attain IVF program. The 2008 data is restated as to the interim period and the full year of 2008 is shown as a comparison of the the previous and new revenue recognition methods. Our previous revenue recognition policy had generally recognized the non-refundable patient fees (generally 30% of the contract amount) as revenue upon the completion of the first treatment cycle and we now recognize the non-refundable fees based on the relationship of the relative fair value of each treatment to the total fair value of the treatment package available to each patient. We also recognize a "warranty reserve" representing the estimated cost of services to be provided in the event a qualified patient miscarries. This restatement does not impact the cash flows from the operations of this program or the ultimate profits to be recognized, only the timing of the revenue recognition for a portion of the fees that we collect from our customers.

     The cumulative effect of this change in policy as of December 31, 2008, is to defer approximately $3.5 million of revenue into 2009 which would have been recognized in 2008. Similarly we recognized a substantial amount of revenue in 2008 which had been deferred from 2007. The change in revenue on our financial statements for the years ended December 31, 2008, 2007 and 2006 is illustrated below (000's):

                                          For the twelve months ended
                                                   December 31,
                                          ---------------------------
                                           2008      2007     2006
                                          ------   -------  --------

Revenue recognized from prior year....    2,796     1,964     1,344
Revenue deferred to future year ......   (3,477)   (2,796)   (1,964)
                                         ------    ------    ------
     Net change in annual revenue.....     (681)     (832)     (620)
                                         ======    ======    ======

     Our new revenue recognition policy, as more fully described in Note 3 - "Summary of Significant Accounting Policies", changes the timing of the revenue recognition for the non-refundable fees, and aligns it more closely to the underlying treatment cycles delivered to the patient.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the timing related to revenue recognition had the following effects:


                                                         2008         2007           2006
                                                         ----         ----           ----

Revenue as reported ...............................   $ 198,084    $ 151,998    $ 126,438
Net Change in reported revenue ....................        (681)        (832)        (620)
                                                      ---------    ---------    ---------
Revenue as restated ...............................   $ 197,403    $ 151,166    $ 125,818
                                                      =========    =========    =========

Income before income taxes as reported ............   $   6,454    $   4,952    $   3,731
Net change in reported revenue ....................        (681)        (832)        (620)
Net change in reserve for medical costs ...........         (58)         (58)         (64)
                                                      ---------    ---------    ---------
Income before income taxes as restated ............   $   5,715    $   4,062    $   4,047
                                                      =========    =========    =========

Income tax provision as reported ..................   $   2,514    $   1,695    $     507
Net change in income taxes from above adjustments .        (288)        (304)        (244)
                                                      ---------    ---------    ---------
Income tax provision as restated ..................   $   2,226    $   1,391    $     263
                                                      =========    =========    =========

Net income as reported ............................   $   3,940    $   3,257    $   3,224
Summary of above adjustments ......................        (451)        (586)        (440)
                                                      ---------    ---------    ---------
Net income as restated ............................   $   3,489    $   2,671    $   2,784
                                                      =========    =========    =========

Diluted earnings per share as reported ............   $    0.45    $    0.39    $    0.39
Change in earnings per share from above adjustments       (0.05)       (0.07)       (0.05)
                                                      ---------    ---------    ---------
Diluted earnings per share as restated ............   $    0.40    $    0.32    $    0.34
                                                      =========    =========    =========

Current liabilities as reported ...................   $  47,329    $  40,946    $  25,687
Cumulative effect of restatement on liabilities ...       3,797        3,059        2,169
                                                      ---------    ---------    ---------
Current liabilities as restated ...................   $  51,126    $  44,005    $  27,856
                                                      =========    =========    =========

Shareholders' Equity as reported ..................   $  53,158    $  48,503    $  40,834
Cumulative effect of restatement on
    Shareholders' Equity ..........................      (2,405)      (1,954)      (1,368)
                                                      ---------    ---------    ---------
Shareholders' Equity as restated ..................   $  50,753    $  46,549    $  39,466
                                                      =========    =========    =========



NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of consolidation --

     The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. With the acquisition of Vein Clinics of America (VCA) in the third quarter of 2007, we reorganized our service offerings into three major product lines, Fertility Centers, Consumer Services and Vein Clinics. In our Fertility Centers Segment, we derive our revenues from business service contracts with independent fertility centers. Our Consumer Services Segment derives its revenues from fees assessed to patients enrolling in our Attain IVF Program, fees assessed to affiliated fertility clinics, and fees derived from fertility patient financing products. Our Vein Clinics Segment derives revenues from billings to patients and third party payers for treatment services rendered based upon the amount billed to the patient or their payer less any expected contractual allowances resulting from specified rates contained within payer contracts.


     We evaluate whether we should report the results of the clinical operations in which we have management service contracts in accordance with FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's"). Since we do not have a controlling financial interest in any of the fertility medical practices to which we provide services, and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit of profits) we do not consolidate their results. This is further supported by the

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facts that the physician owners of the clinics have the voting rights with respect to the entity and sufficient equity interests to fund their entity. We do have effective voting control and a controlling financial interest in the operations of each of the vein clinics, where we are the primary beneficiary and obligor of their financial results (our contracts provide for us to receive any excess or deficit of profits) and therefore consolidate the results of those clinic operations. Accordingly, we report the revenue for patient services only from the vein clinic segment and those fertility patients who enroll in the Attain IVF Program (included in our consumer services segment).


   Reclassifications-

     With the addition of VCA, we have realigned the way we operate our business into three segments. As a result, we have reclassified certain costs for all years presented within the three divisions to reflect this change in our operating structure and to provide a clearer view of each division's operating performance and efficiency. The result of this change is to reduce overall contribution margins and unallocated General and Administrative costs, as reported in previous periods.

   Stock split effected in the form of a stock dividend  --

     In May 2007 and June 2006, we effected a 25% stock split in the form of a stock dividend. Where applicable, we have restated our capital accounts, shares outstanding, weighted average shares and earnings per share calculations for all years in these financial statements and related footnotes to reflect these transactions.

   Revenue Recognition --

     Fertility Centers - Partner service fees

     Under all of our fertility Partner agreements, we receive as compensation for our services a three-part fee comprised of: (i) a tiered percentage of the fertility centers net revenues, (ii) reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center) and (iii) a either a fixed percentage ranging from 10% to 20%, or a fixed dollar amount (limited to $1,071,000 and $1,865,000 for the year ended December 31, 2008 at our two largest fertility centers) of the fertility centers earnings after services fees, which may be subject to further limits. All revenues from Partner contracts are recorded in the period services are rendered. Direct costs incurred by us in performing our services and costs incurred on behalf of the medical practices are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed.

     Consumer Services - Affiliate Service Fee

     Under our Affiliate agreements, we receive as compensation for our services a fixed fee dependent upon the level of service provided. All revenues and costs from Affiliate contracts are recorded in the period services are rendered.

     Consumer Services - Attain IVF Program

     The Attain IVF program consists of a fertility treatment package that includes a fixed number of treatment cycles for one fixed price with a significant refund if treatment is unsuccessful. We receive payment directly from consumers who qualify for the program and the patient contracts with us to provide the medical treatment. We discharge the obligation of patient treatment by arranging with affiliated fertility clinics for the provision of patient care. We pay contracted fertility centers a defined reimbursement for each treatment cycle performed. Since the Company is the primary obligor in the arrangement, has latitude in establishing the price, performs a portion of the contracted service, has discretion in supplier selection, the amount earned by the Company per transaction is not fixed and the patient looks to the Company as the contracting party, these arrangements qualify for gross accounting under EITF 99-19. We have revised our revenue recognition policy and have restated all periods presented to reflect the revised revenue recognition policy described below.

     By contract, a portion of the enrollment fee (generally 30%) is non-refundable and is recognized as revenue based on the relative fair value of each treatment cycle completed relative to the total fair value of the

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contracted treatment package available to the patient, following the guidance of Emerging Issues Task Force statement 00-21. The remaining revenue, which consists of the 70% refundable portion as well as any part of the 30% non-refundable portion not yet recognized as revenue, is recorded upon the patient becoming pregnant and achieving a fetal heartbeat. We are able to record income at the time of pregnancy as we have substantially completed our obligation to the patient, discharged the patient from the care of the fertility specialists, and we can accurately estimate the amount of expenses and refunds that will become due if there is a pregnancy loss. We are able to make these estimates for pregnancy loss based upon reliable Company specific data with respect to the large homogeneous population we have served for more than seven years. Expenses prior to pregnancy related to the program and principally paid to the affiliated fertility clinic are recorded as incurred.

     Accordingly, at each balance sheet date, we have established a liability for patients in the Attain IVF program for the following:

     1. Deposits for customers who have not yet begun treatment and for whom no revenue has been recognized (we expect such amounts to be recognized as income or refunded within twelve to eighteen months)

     2. Refund reserve for those patients who became pregnant, but may not deliver a baby (See Note 11)

     3. Medical costs associated with additional treatments to a patient who became pregnant, did not deliver a baby and still has additional treatments available under their treatment package. (See Note 11)

     The table below presents the balances of eachof these liabilities as of the respective dates (000's):

                                                                  December 31,
                                                             ------------------
                                                             2008          2007
                                                             -----      -------
         Deposits or refundable fees..................      $12,636     $11,254
         Refund reserve for pregnant patients.........          386         403
         Medical cost reserve.........................          321         262

     Due to the characteristics of the program, we assume the risk for a patient's treatment cost in excess of their enrollment fee should initial treatment cycles be unsuccessful. In order to moderate and manage this risk, we have developed a sophisticated statistical model and case management program in which Attain IVF patients are medically pre-approved prior to enrollment in the program. We also continuously review their clinical criteria as they undergo treatment. If, while undergoing treatment, a patient's clinical response falls outside our criteria for participation in the Attain IVF program, we have the right to remove that individual from the program, with an applicable refund to the patient. To date, our case management process has been effective in managing the risks associated with our Attain IVF program within expected limits.

     Consumer Services - Pharmaceutical Sales

     Marketing fees associated with third-party pharmaceutical sales are recorded upon shipment to customers. Our revenues for the periods presented are comprised of these marketing fees and not from the sales of actual pharmaceuticals.

     Consumer Services - Patient Financing

     A fertility treatment cycle can be an expensive process for which many patients do not have full medical insurance coverage. As a service to these patients, we can arrange financing to qualified patients of our network at rates significantly lower than credit cards and other finance companies. Our financing operations are administered by a third-party vendor and loans are made to qualified patients by an independent bank or finance organization. We are not at risk for loan losses and receive a placement fee from the lender involved. Since many financing transactions are closely associated with our Attain IVF program, financing revenues, which we receive and record at the time the loans are closed, are reported as part of that program.


   Vein Clinics - Patient Revenues and Accounts Receivable and Allowance for Uncollectible Accounts

     Our relationship with the individual medical practices comprising our vein care division meets the test for consolidation under FIN 46R "Consolidation of Variable Interest Entities". Among these tests is the fact that we hold a controlling financial interest in the medical practices, we are the primary beneficiary of the results of the practices and we are obligated to absorb any

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses of the practices. As a result of these relationships, we consolidate the medical practice's patient revenues in our financial statements. These revenues are derived from the treatment of individual patients and revenue is recognized when the services are performed, net of estimated contractual allowances.

     The medical practices have agreements with third-party payers that provide for payments at amounts different from established rates. Payment arrangements include prospectively determined rates for reimbursed cost and discounted charges. Revenue is reported at the estimated net realizable amounts from patients and third-party payers.

     A summary of the payment arrangements with major third-party payers follows:

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

     Approximately 17%, of gross patient revenues of the Vein Clinics Division for the year ended December 31, 2008, related to services rendered to patients covered by the Medicare program.

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

   Vein Clinics - Deferred Compensation Arrangements

     The Professional Corporations providing medical services at the clinics have entered into employment agreements with physicians at clinic sites providing for multi-year bonus compensation to be accumulated over a physician's first five years of employment. Accumulated balances are paid out during the years following this period, or after specific performance targets have been met. These obligations are funded in physician designated investment accounts on a quarterly basis. At December 31, 2008, these balances totaled approximately $938,000.

   Intangible and Long-Lived Assets -

     Our intangible assets are comprised of Business Service Rights associated with our fertility Partner contracts, Goodwill associated with our acquisition of Vein Clinics of America, Inc., and Trademarks, also principally associated with our Vein Clinic acquisition.

     Business service rights represent payments we made for the right to service certain fertility centers. We amortize our non-refundable Business Service Rights on a straight-line basis over the life of the underlying contract, usually ten to twenty five years. Our refundable Business Service Rights are not amortized as they are contractually reimbursable from the medical practice upon termination of the underlying contract. Our Goodwill and Trademark assets associated with the Vein Clinics of America, Inc. acquisition are deemed to have indefinite lives and are therefore not amortized.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We test all of our intangible and long-lived assets for impairment on a regular basis in accordance with FAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". If we record an impairment loss, it may have a material adverse effect on our results of operations for the year in which the impairment is recorded. As of December 31, 2008, none of our long lived assets were deemed to be impaired.

     Use of Estimates -

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The use of estimates and assumptions in the preparation of the accompanying consolidated financial statements is primarily related to the determination of net accounts receivable and reserves for estimated refunds due to pregnancy losses in our Attain IVF Program.

   Due to Medical Practices --

     Due to Medical Practices represents the net amounts owed by us by contracted medical practices in our Partner Program. This balance is comprised of amounts due to us by the medical practices for funds which we advanced for use in financing their accounts receivable, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

Cash and cash equivalents --

     Cash and cash equivalents primarily include all highly liquid debt instruments with original maturities of three months or less, recorded at cost, which approximates market.

   Concentrations of credit risk --

     Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of trade receivables from patients and third-party payers which totaled approximately $13.2 million and $12.2 million as of December 31, 2008 and 2007 respectively. Our related reserves for uncollectible accounts and contractual allowances totaled $6.5 million and $6.7 million as of December 31, 2008 and 2007 respectively.

   Income taxes --

     We account for income taxes utilizing the asset and liability approach in accordance with Financial Accounting Standards No. 109, "Accounting For Income Taxes" (FAS 109). Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The income tax provision is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in our deferred tax assets and liabilities. (See Note
16).

   Earnings per share --

     We determine earnings per share in accordance with Financial Accounting Standards No. 128) "Earnings Per Share" (FAS 128) Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares, and potential common shares, outstanding during the reporting period. (See Note 17)

   Fair value of financial instruments --

     The fair value of a financial instrument, such as a notes payable, represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial instruments that are recorded at historical cost amounts. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature.

     As of December 31, 2008 and 2007, the carrying amount of our long-term liabilities approximates the fair value of such instruments based upon our best estimate of interest rates that would be available to us for similar debt obligations with similar maturities.

   New accounting pronouncements --

Recently Issued Accounting Pronouncements


     FAS 157-3: In October 2008, The FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective for prior periods for which financial statements have not been issued. We currently believe that FAS 157-3 will not have a material impact on our consolidated financial statements.


     FAS 142-3: In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We currently believe that FAS 142-3 will have no material impact on our consolidated financial statements.

     FAS 161: In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years after November 15, 2008. We currently believe that SFAS No. 161 will have no material impact on our consolidated financial statements.

     FAS 160: In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years after December 15, 2008. We currently believe that SFAS No. 160 will have no material impact on our consolidated financial statements.

     FAS 141R: In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141R establishes principles and

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requirements for how the acquirer:

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


     This statement is effective for fiscal years beginning on or after December 15, 2008. We currently believe that SFAS No. 141R will not have a material impact on our consolidated financial statements.


     FAS 157: In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for us on January 1, 2008.


     Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. The FASB establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date and expands disclosures about financial instruments measured at fair value. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

                Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at this level are equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

                Level 2: Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data of the instrument's anticipated life. Fair value assets and liabilities that are generally included in this category are municipal bonds and certain derivatives.

                Level 3: Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Consideration is given to the risk inherent in the valuation method and the risk inherent in the inputs to the model. Generally, assets and liabilities carried at fair value and included in this category are certain derivatives.

     The adoption of this statement did not have a material impact on our consolidated financial statements.


NOTE 4 -- SIGNIFICANT SERVICE CONTRACTS:

     For the years ended December 31, 2008, 2007, and 2006, the following contracted fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

                                           Percent of Company                    Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ------------------------
                                         2008      2007      2006         2008      2007    2006
                                        -------   ------     ------       -------   ------  ------
     R.S.C. of New England..........      7.2       9.0       10.7         9.1      11.0     12.2
     Fertility Centers of Illinois..     16.1      19.0       22.0        13.3      15.3     16.3
     Shady Grove Fertility Center...     17.9      21.2       22.7        16.1      20.3     19.0

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The third tier of our fee structure with these significant contracts contains provisions as follows:

     o R.S.C. of New England - a fixed annual percentage of the center's earnings.
     o Fertility Centers of Illinois - a fixed percentage of the center's earnings subject to a fixed dollar amount as an upper boundary and a fixed dollar amount as a lower boundary subject to a fixed percentage of the center's earnings limitation.
     o Shady Grove Fertility Center - a fixed dollar amount of the center's earnings subject to a fixed percentage of the center's earnings limitation.

NOTE 5 -- SEGMENT INFORMATION:

     We follow the requirements contained in Statement of Financial Accounting Standards (SFAS) No.131, "Disclosures about Segments of an Enterprise and Related Information", with respect to identifying and reporting business segments. This statement requires that segment reporting reflect our organizational structure, major revenue sources, lines of responsibility and senior management's perspective of an organization. With the acquisition of Vein Clinics of America (VCA) during the third quarter of 2007, we reorganized our service offerings into three major product lines: Fertility Centers, Consumer Services and Vein Clinics. Each of the operating segments includes an element of overhead specifically associated with it. Such overhead costs were previously reported as General and Administrative costs, and have been reclassified in all periods presented to better reflect the operating results of our business segments.

Performance by segment, for the three years ended December 31 2008, 2007 (restated) and 2006 (restated) are presented below (000's omitted):



                                                 Fertility       Consumer         Vein
                                                  Centers        Services      Clinics(1)      Corp G&A        Consolidated

For the Year ended December 31, 2008
     Revenues..................................   $138,440        $19,013        $39,950     $        --         $197,403
     Cost of Services..........................    128,224         14,331         37,299              --          179,854
     Contribution..............................     10,216          4,682          2,651              --           17,549
     Operating Margin.........................        7.4%           24.6%          6.6%              --              8.9%

     General and administrative................          0              0              0          10,654           10,654
     Interest (income) expense, net............       (181)             0              8           1,353            1,180
     Income (loss) before income taxes.........  $  10,397       $  4,682     $    2,643       $ (12,007)      $    5,715
     Depreciation expense included above....... $    4,327    $         3      $     761     $       898       $    5,989
     Capital expenditures, net................. $    4,053      $      --       $  1,057     $       585       $    5,695
     Total assets..............................  $  36,885      $     331        $46,750       $  37,477         $121,443

For the Year ended December 31, 2007
     Revenues..................................   $121,078        $15,804        $14,284     $        --         $151,166
     Cost of Services..........................    111,059         12,325         13,304              --          136,688
     Contribution..............................     10,019          3,479            980              --           14,478
     Operating Margin.........................        8.3%           22.0%           6.9%             --              9.6%

     General and administrative................         --             --             --          10,536           10,536
     Interest (income) expense, net............       (203)            --              2              81             (120)
     Income (loss) before income taxes.........  $  10,222       $  3,479      $     978       $ (10,617)      $    4,062
     Depreciation expense included above....... $    4,003    $         3      $     255     $       846       $    5,107
     Capital expenditures, net................. $    4,654      $      --      $     906     $       662       $    6,222
     Total assets..............................  $  42,586      $     888        $44,786       $  25,912         $114,172


                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                 Fertility       Consumer         Vein
                                                  Centers        Services      Clinics(1)      Corp G&A        Consolidated

For the Year ended December 31, 2006
     Revenues..................................   $112,767        $13,051      $      --     $        --         $125,818
     Cost of Services..........................    104,357          9,412             --              --          113,769
     Contribution..............................      8,410          3,639             --              --           12,049
     Operating Margin.........................        7.5%           27.9%            --              --              9.6%

     General and administrative................         --             --             --           9,380            9,380
     Interest (income) expense, net............       (279)            --            --             (99)            (378)
     Income (loss) before income taxes......... $    8,689       $  3,639      $      --      $   (9,281)      $    3,047
     Depreciation expense included above....... $    3,594    $         2      $      --     $       614       $    4,210
     Capital expenditures, net................. $    2,158      $      --      $      --      $    1,075       $    3,233
     Total assets..............................  $  41,458      $     995      $      --       $  33,870        $  76,323


     (1) Acquired August 8, 2007.


NOTE 6 - CASH AND CASH EQUIVALENTS:

     Cash and short term investments consist of cash and short term marketable securities. To the extent that cash balances exceed short term operating needs, excess cash is invested in short term interest bearing instruments. It is our policy to restrict our investments to high-quality securities with fixed maturity dates and principle amounts. The composition of our cash and short term investments is as follows (000's omitted):


                                                      December 31,
                                                 2008             2007

         Cash ...............................   $26,807        $22,156
         Money market funds..................        58            118
         Certificates of deposit.............     1,400          1,400
         Accrued interest income.............        10             66
                                                -------        -------
           Total cash and cash equivalents...   $28,275        $23,740


NOTE 7 - PATIENT AND OTHER RECEIVABLES, NET:


     Patient and other receivables are principally comprised of gross patient and insurance receivables from our Vein Clinics segment which represent outstanding balances due for patient treatments less estimated allowances for insurance contractual agreements and uncollectible balances. Insurance contractual allowances are calculated based on recent allowance trends stratified by major payer category and uncollectible reserves are based on both historical trends and specific identification of specific accounts. For the periods ended December 31, 2008 and 2007, we believe that our receivable reserves were adequate to provide for any contractual or collection issues.

     The composition of our patient and other receivables is as follows (000's omitted):


                                                             December 31,
                                                           2008       2007

         Vein Clinic patient and insurance receivables... $12,865  $11,966
         Reserve for insurance contractual allowance ....  (3,866)  (3,339)
         Reserve for uncollectible accounts..............  (2,648)  (3,386)
              Subtotal Vein Clinic receivables, net......   6,351    5,241
         Other receivables...............................     330      270
           Total Patient and other receivables, net......  $6,681   $5,511

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -- FIXED ASSETS, NET:

    Fixed assets, net at December 31, 2008 and 2007 consisted of the following (000's omitted):

                                                          2008          2007

   Furniture, office and computer equipment............ $18,311      $17,158
   Medical equipment...................................   7,396        6,259
   Leasehold improvements..............................  21,059       19,091
   Construction in progress............................      63          148
   Assets under capital leases.........................     427          427
     Total.............................................  47,256       43,083
   Less -- Accumulated depreciation and amortization... (30,638)     (26,171)
                                                        $16,618      $16,912


     Our fixed assets are depreciated on a straight line basis. We generally assign useful lives of five years to assets classified as furniture, fixtures, office and medical equipment. Assets classified as computer hardware and software are generally assigned a three year useful life and leasehold improvements are depreciated over the lesser of their useful life, or the term of the lease.

     Depreciation expense on fixed assets for the years ended December 31, 2008 and 2007 was $5,989,000, and $5,107,000, respectively. Assets under capital lease are comprised of various medical equipment. Accumulated amortization related specifically to capital leases at December 31, 2008 and 2007 was $126,000 and $59,000, respectively.


NOTE 9 -- BUSINESS SERVICE RIGHTS, NET:


     Business Service Rights, net at December 31, 2008 and 2007 consisted of the following (000's omitted):


                                                       2008             2007

                  Business Service rights, net.......  $34,205        $33,255
                  Less accumulated amortization......  (12,249)       (10,950)
                  Total                                $21,956        $22,305
                                                       ========       =======

     Business Service Rights are negotiated one-time payments we generally make to physician practices joining our fertility Partner program. These payments are made to secure the right to provide business services to the practices for contracted terms generally ranging from ten to twenty five years. Depending upon the negotiated terms, these payments may be refundable at the termination of the contract or non-refundable. We amortize our non-refundable Business Service Rights over the life of the applicable contract. Refundable Business Service Rights, which totaled approximately $6.1 million as of December 31, 2008, are not amortized because these amounts will be repaid to us upon termination of the contract.

     For the twelve months ended December 31, 2008 and 2007, amortization expense related to our Business Service Rights totaled approximately $1.3 million and $1.3 million, respectively.

     Amortization expense of our Business Service Rights in future years are as follows (000's omitted):

                      2009.................................. $1,300
                      2010..................................  1,300
                      2011..................................  1,300
                      2012..................................  1,300
                      2013..................................  1,300
                      Thereafter............................  9,356
                                                             ------
                      Total payments........................$15,856
                                                            =======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We test our Business Service Rights for impairment on a regular basis in accordance with FAS 144 "Accounting for the Impairment and Disposal of Long-Lived Assets". To date, no impairment charges have been recognized.


NOTE 10 - GOODWILL:


     On August 8, 2007, IntegraMed acquired 100 percent of the outstanding common shares of Vein Clinics of America, Inc. (VCA). With this acquisition IntegraMed became the country's leading provider of services to the vein disease segment in the health care market. At the date of acquisition, Vein Clinics operated 27 clinics in 11 states. This acquisition also provided the opportunity for operational efficiencies in the form of cost reductions through economies of scale and resource sharing for both organizations. Purchase accounting principles in accordance with FAS 141- "Business Combinations" were applied and accordingly, only the results of VCA operations subsequent to its acquisition are included in the accompanying financial statements.

     The goodwill of $29.5 million arising from this acquisition consists largely of the market potential expected from the operations and enhanced resources of VCA. All of this goodwill was assigned to VCA's vein care operations, with none of the goodwill expected to be deductible for income tax purposes.

     The following pro forma data reflects the consolidated revenue and earnings of IntegraMed America, Inc, and Subsidiaries had the VCA acquisition date been January 1, 2006 (000's omitted):

                                                                             Basic
                                                                            Earnings
                                                      Revenue   Net Income  per share
                                                      -------   ----------  ---------

Supplemental pro forma for 01/01/2007 to 12/31/2007   $171,269   $3,090      $0.37
Supplemental pro forma for 01/01/2006 to 12/31/2006   $154,299   $3,270      $0.40

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


NOTE 11 -- TRADEMARKS:


     Trademarks and other intangibles, net at December 31, 2008 and 2007 consisted of the following trademark items (000's omitted)

                                                        2008           2007
                                                       ------        ------

                  IntegraMed America, Inc.........       $42            $92
                  Vein Clinics of America, Inc....     4,400          4,400
                                                       -----          -----
                      Total.......................    $4,442         $4,492
                                                       =====          =====

     We do not amortize our trademarks as they have an indefinite useful life. We do test our trademarks for impairment on a regular basis in accordance with FAS 144 "Accounting for the Impairment and Disposal of Long-Lived Assets". To date, no impairment charges have been recognized.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 2008 and 2007 (restated) consisted of the following (000's omitted):

                                                            2008       2007
                                                            ----       ----

  Accrued payroll....................................     $1,665     $4,286
  Accrued employee incentives and benefits...........      3,072      3,062
  Accrued vacation...................................        151        300
  Accrued physician incentives (VCA).................      2,754      2,542
  New physician recruitment..........................        113        103
  Accrued costs on behalf of medical practices.......      1,894      1,884
  Accrued rent.......................................      1,166        892
  Accrued professional fees..........................        250        390
  Accrued insurance .................................      1,246        196
  Reserves for estimated Attain IVF patient refunds..        386        405
  Reserve for Attain IVF post-pregnancy expenses.....        321        262
  Accrued federal and state taxes....................      1,780        424
  Other accrued taxes................................        300        350
  Other (1)..........................................      1,578      1,847
                                                          ------     ------
  Total accrued liabilities..........................    $16,676    $16,941
                                                         ========   ========

         (1) Individually represents less than 5% of total accrued liabilities.


NOTE 13 - DUE TO FERTILITY MEDICAL PRACTICES:


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

     While we are responsible for the management and collection of the Partner's accounts receivable, as part of the business services we provide, the credit and collection risk for these receivables remains with the medical practice. We finance the receivables with full recourse. Amounts financed relating to uncollectible accounts are recovered from the medical practice in the month uncollectible reserves are established or accounts are written-off.

As of December 31, 2008 and December 31, 2007, Due to Medical Practices was comprised of the following balances (000's omitted):


balances (000's omitted):
                                                          2008         2007
                                                        --------     --------

       Advances to Partners for receivable financing..  $(17,121)    $(15,585)
       Undistributed Physician Earnings...............     3,205        6,338
       Physician practice patient Deposits............    20,270       18,290
                                                         -------       ------
       Due to Medical Practices, net..................    $6,354       $9,043
                                                         =======       ======

Our responsibilities to the these medical practices are to provide financing for their accounts receivable and to hold patient deposits on their behalf as well as undistributed physician earnings.


We are also responsible for the collection of the Partner accounts receivables, which we finance with full recourse. We have no other funding commitments to the Partner.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- NOTES PAYABLE AND OTHER OBLIGATIONS:


      Notes payable and other obligations at December 31, 2008 and 2007 consisted of the following (000's omitted):


                                                                   2008               2007
                                                                 --------            ------

         Note payable to bank.............................       $29,309            $25,000
         Derivative Fair valuation adjustment.............           609                 82
         Obligations under capital lease..................           301                378
                                                                 -------            -------
         Total notes payable and other obligations........       $30,219            $25,460
         Less -- Current portion..........................       (11,351)            (3,661)
                                                                 -------            -------
         Long-term notes payable and other obligations....       $18,868            $21,799
                                                                 =======            =======


   Note payable to Bank --

     In August 2007, as part of our acquisition of Vein Clinics of America, we secured a new $25 million 5-year term loan. Our previous term loan of $7.7 million was paid off in its entirety as part of this agreement. After deducting the previous loan amount, interest and fees, our net funding from Bank of America was $17.0 million. Other features of this credit facility include a $10 million three-year revolving line of credit. Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of December 31, 2008 under the revolving line of credit the full amount of $10.0 million was available, of which $7.5 million was outstanding.


     Each component of our amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.00% to 2.75% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans is payable quarterly beginning November 8, 2007 and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2008, interest on the term loan was payable at a rate of approximately 2.71%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.


     In order to mitigate the interest rate risk associated with our new term loan, we entered into an interest rate swap agreement with Bank of America in August 2007 for 50% of the loan amount, or $12.5 million. The effect of this swap transaction was to effectively fix the interest rate on our term loan at 5.39% plus the applicable margin for the life of the loan. See Note 12.


     Our Bank of America credit facility is collateralized by substantially all of our assets. As of December 31, 2008, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

   Debt Maturities --

     At December 31, 2008, aggregate note payments, including capital lease obligation payments, in future years were as follows (000's omitted):

                      2009..................................  $11,351
                      2010..................................    3,861
                      2011..................................    3,868
                      2012..................................   11,139
                                                              -------
                      Total payments........................  $30,219
                                                              =======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Leases --

     Our capital lease obligation relates to medical equipment acquired for certain vein care clinics.

     We maintain operating leases for our corporate headquarters and for medical office space for our Partner and our vein clinic centers. We also have operating leases covering certain medical equipment. Aggregate rental expense under operating leases was approximately $11.5 million, $10.7 million, and $9.3 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

     At December 31, 2008, the minimum lease payments for assets under capital and non-cancelable operating leases in future years were as follows (000's omitted):
                                                 Capital     Operating

   2009....................................        $102        $9,416
   2010....................................         102         8,825
   2011....................................         102         8,520
   2012....................................          33         7,701
   2013....................................         ---         6,927
   Thereafter..............................          --        18,964
                                                 ------       ------
   Total minimum lease payments............        $339       $60,353
   Less -- Amount representing interest....          38
                                                 ------
   Present value of minimum lease payments         $301

NOTE 15 - OTHER COMPREHENSIVE LOSS:

     IntegraMed is exposed to the risk that its earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments.

     During the third quarter of 2007, we entered into a revised financing agreement with Bank of America. This agreement contained an interest rate swap provision designed to hedge risks associated with $12.5 million of our then $25.0 million term loan. As a result of this agreement, our net income for the three and twelve months ended December 31, 2008 includes additional financing costs of approximately $72,000 and $260,000 respectively, and we expect to record additional financing costs of approximately $350,000 related to the swap agreement over the coming twelve months given current interest rate forecasts (these financing costs are expected to be offset by lower interest expense on the portion of the term loan that was not hedged over this same time frame).

     In addition to the costs included in our reported net income, recording this hedge at fair value also generated a non-recognized tax-effected loss of approximately $293,000 for the twelve months ending December 31, 2008 and a tax-effected loss totaling $375,000 for the three years ended December 31, 2008, which is reported as part of our Other Comprehensive Income.

     The fair value of this hedge was calculated in accordance with SFAS No. 157
- Fair Value Measurements, utilizing Level 2 inputs of quoted prices for similar liabilities in active markets, specifically 3 month Eurodollar LIBOR rates.

     We deem this hedge to be highly effective as it shares the same termination date and amortization schedule as the underlying debt subject to the hedge and any change in fair value inversely mimics the appropriate portion of the hedged item. As of December 31, 2008, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     For the twelve-month period ending
                                                                                December 31,
                                                                       2008         2007         2006

       Net income as reported...................................     $3,489         $2,671        $2,784
       Net non-recognized loss on derivative transactions.......       (293)           (73)           (9)
                                                                    -------        -------        ------
       Total comprehensive income...............................    $ 3,196        $ 2,598        $2,775



NOTE 16 -- INCOME TAXES:
The provision for income taxes consisted of the following (000's omitted):



                                                              For the years ended December 31,
                                                                2008          2007      2006
Current taxes:
     Federal................................................    $ 2,699    $ 1,049     $  811
     State..................................................        644        391        575
                                                                -------    -------     ------
         Total current tax expense (benefit)................    $ 3,343    $ 1,440     $1,386
                                                                -------    -------     ------
Deferred taxes:
     Federal................................................    $  (903)   $   171     $ (703)
     State..................................................       (214)      (220)      (420)
         Total deferred tax expense (benefit)...............    $(1,117)   $   (49)   $(1,123)
                                                                -------    -------     ------
Total tax provision.........................................    $ 2,226    $ 1,391     $  263


     The financial statement income tax provision differed from income taxes determined by applying the statutory federal income tax rate to the financial statement income before income taxes for the years ended December 31, 2008, 2007 and 2006 primarily as a result of the following (000's omitted):


                                                                For the years ended December31,
                                                                -------------------------------
                                                                2008          2007      2006
                                                                -----       -------    -------

Provision at U.S. federal statutory rate....................    $ 1,943    $ 1,381    $ 1,036
State income taxes, net of federal tax effect...............        244         81        102
Non-deductible expenses.....................................         27         62         57
Tax-exempt interest income..................................        (14)      (199)      (129)
Adjustment to deferred tax assets ..........................         --         --        (33)
Other    ...................................................         --         39         (2)
Change in FIN 48 liability..................................         26         27         --
Change in deferred tax asset valuation allowance............         --         --       (768)
                                                                --------    -------    -------
Income tax expense..........................................    $  2,226    $ 1,391    $   263


                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Significant components of the deferred tax assets (liabilities) at December 31, 2008 and 2007 were as follows (000's omitted):


                                                             December 31,
                                                           ---------------
                                                           2008      2007
                                                           ----      ----

Deferred tax assets
     Net operating loss carry forwards................  $     --     $  109
     Temporary book to tax differences................     6,055      5,513
                                                           -----      -----
         Total deferred tax assets....................     6,055      5,622
                                                           -----      -----
Deferred tax liabilities
     Depreciation and amortization....................      (737)    (1,613)
     Other............................................       (18)       (58)
                                                           -----      -----
         Total deferred tax liabilities...............     (755)    (1,671)
                                                           -----      -----
Deferred tax asset....................................     5,300      3,951
Valuation allowance...................................        --         --
                                                           -----      -----
Net total deferred tax asset .........................    $5,300     $3,951


     The uncertainties that existed prior to December 31, 2006 related to our ability to generate sufficient taxable income to fully utilize our deferred tax asset valuation allowance related to our net operating loss (NOL) carry-forward deductions. The utilization of the NOL was further complicated by a Section 382 of the tax code limitation as a result of a change in control from ten years earlier. While in one year we could generate significant taxable earnings, our ability to utilize our NOL was capped by the Section 382 limit leaving NOLs to be realized by future taxable income. Each year future projected taxable earnings were evaluated and as it became clear that a certain amount of NOLs would be utilized we released that part of the allowance. When it became clear that projections of taxable income would be sufficient to utilize the remaining NOLs, we released the balance of the valuation allowance. At no time prior to the final release did we believe the realization of all the remaining NOL was assured.

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

     We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2007 and 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. A federal income tax examination for tax years through 2006 was completed during 2008 resulting in no adjustment to our income tax liability. For state tax purposes, our 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            A reconciliation of the unrecognized tax benefits for the years ended December 31, 2008 and 2007 follows:


                                                              Unrecognized
                                                           Tax Benefits (000s)

                                                            2008        2007

Balance as of January 1, ................................   $149      $  188
         Additions for current year tax positions........     46          39
         Additions for prior year tax positions..........     --          --
         Reductions for prior year tax positions.........    (31)         (3)
         Settlements.....................................     --         (66)
         Reductions related to expirations of statute
              of limitations.............................     --         (11)
         Additional interest.............................     11           2
                                                            ----       -----
Balance as of December 31, ..............................   $175       $ 149
                                                            ====       =====

     As of December 31, 2008 and 2007, all of the unrecognized tax benefits could affect our tax provision and effective tax rate.

     In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense and penalties related to income taxes are included in the income tax expense line of our consolidated statement of operations. For the years ended December 31, 2008 and 2007, we recognized $11,000 and $2,000, respectively, for interest expense related to uncertain tax positions. As of December 31, 2008 and 2007, we had recorded liabilities for interest expense related to uncertain tax positions in the amounts of $15,000 and $26,000, respectively. We made no accrual for penalties related to income tax positions.


NOTE 17 - EARNINGS PER SHARE:


     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2008, 2007 (restated) and 2006 (restated) is a follows (000's omitted, except for per share amounts):


                                                        For the years ended December 31,
                                                          2008        2007       2006

     Numerator
     Net Income......................................   $3,489      $2,671     $2,784
     Denominator
     Weighted average shares outstanding.............    8,618       8,310      8,090
     Effect of dilutive options and warrants.........       73         100        104
     Weighted average shares and dilutive potential
       Common shares.................................    8,691       8,410      8,194
     Basic earnings per common share ................   $ 0.40      $ 0.32    $  0.34
     Diluted earnings per common share ..............   $ 0.40      $ 0.32    $  0.34



     For the year ended December 31, 2008, options to purchase approximately 124,000 shares of common stock were excluded from the computation of diluted earnings per share as the exercise price of the options was above the average market price of the shares of common stock. For the years ended December 31, 2007 and 2006, there were no outstanding options to purchase shares of common stock which were excluded from the computation of the diluted earnings per share amount as the exercise price of all outstanding options was less than the average market price of the shares of common stock.

     For the years ended December 31, 2008, 2007 and 2006, there were no outstanding warrants to purchase shares of common stock which were excluded from the computation of the diluted earnings per share amount as the exercise price

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of any outstanding warrants were less than the average market price of the shares of common stock.


NOTE 18 -- SHAREHOLDERS' EQUITY:

     During 2008, 2007 and 2006, we issued approximately 99,000, 78,000 and 106,000 shares, respectively, of restricted common stock as deferred compensation to several officers and directors with an aggregate value of $899,000, $956,000 and $887,000 respectively. These shares were valued at their fair value on the date of grant, and are amortized to expense over their vesting period which generally is a three year period.
     During 2008, we issued incentive stock options to purchase approximately 128,000 shares of common stock to several officers of the company with an aggregate fair value of approximately $741,000 on the date of issue. These options have a term of ten years and vest ratably over a four year period.


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

     Our Board of Directors has authorized the retirement of common stock held as Treasury Shares on a periodic basis. As such we retired approximately 14,000, 5,000 and 191,000 shares of Treasury Stock during the years ended December 31, 2008, 2007 and 2006 respectively. As of December 31, 2008 there were approximately 22,000 shares of common stock held as Treasury shares.

     In May 2007 and June 2006 we effected a 25% stock split in the form of a stock dividend. Where applicable we have restated our capital accounts, shares outstanding, weighted average shares and earnings per share calculations for all years in these financial statements and related footnotes to reflect these transactions.


NOTE 19 -- STOCK-BASED EMPLOYEE COMPENSATION:


     We account for our stock based employee compensation plans under the Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses the accounting for share based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires that such transactions be accounted for using a fair value based method.

     In considering the fair value of the underlying stock when we grant options or issue restricted stock, we consider several factors including the fair values established by market transactions. Stock-based compensation includes significant estimates and judgments of when stock options might be exercised, forfeiture rates and stock price volatility. The timing of option exercises is out of our control and depends upon a number of factors including our market value and the financial objectives of the option holders. These estimates can have a material impact on our stock compensation expense but will have no impact on our cash flows.

     We currently have three stock option plans which have been previously approved by the stockholders. Under the 1992 Incentive and Non-Incentive Stock Option Plan (the "1992 Plan"), the 2000 Long-term Compensation Plan (the "2000 Plan") and the 2007 Long-term Compensation Plan (the "2007 Plan"), 500,000, 700,000 and 500,000 shares ,subject to adjustment, of common stock, respectively, were reserved for issuance of incentive and non-incentive stock options and stock grants. The 1992 Plan expired in May 2002, and although some options are still outstanding, no further awards may be made under that plan. Under the 2000 and 2007 Plans, stock options and stock grants may be awarded to employees, directors and such other persons as the Board of Directors determines

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of award, with stock grants generally vesting in three to five years. The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions. Under all of our plans, options expire three months from the date of the holder's termination of employment or twelve months in the event of disability or death. As of December 31, 2008, there were 356,784 shares available for granting under these plans. We recognize compensation cost for stock option plans over the vesting period based on the fair value of the option as of the date of the grant.

     The following table sets forth information about the weighted-average fair value of options granted during the periods below, and the assumptions used for each grant:


                                                                     For the twelve-month period ending
                                                                                December 31,
                                                                     -----------------------------------
                                                                       2008         2007         2006
                                                                       ----         ----         ----

       Fair Value of Options....................................         $8.45         N/A           N/A
       Dividend yield...........................................          0.0%         N/A           N/A
       Expected volatility......................................         51.8%         N/A           N/A
       Risk free interest rate..................................          4.0%         N/A           N/A
       Expected term in years...................................          6.3          N/A           N/A

     Our dividend yield assumptions on the underlying common stock upon which the options were granted anticipate that all earnings will be retained for use in the operation and expansion of the company and no dividends will be paid to shareholders. Our expected volatility is based on historic trading patterns of our common stock. The risk free interest rate is based on the yield of short term U.S. Treasury securities in effect at the time of the grant. The expected term of the options reflects our historic exercise and forfeiture experience with similar option grants.

Stock option activity under these plans is summarized below:


                                                   Number of
                                                   shares of
                                                 Common Stock
                                                   underlying     Weighted Average
                                                     options       exercise price
                                                  ------------    ----------------

     Options outstanding at December 31, 2005....    391,178            $2.22
     Granted.....................................         --            $0.00
     Exercised...................................   (240,721)           $2.12
     Canceled....................................     (4,063)           $2.94
     Options outstanding at December 31, 2006....    146,394            $2.35
     Granted.....................................         --            $0.00
     Exercised...................................    (42,146)           $2.38
     Canceled....................................     (2,029)           $2.94
     Options outstanding at December 31, 2007....    102,219            $2.33
     Granted.....................................    127,844            $8.45
     Exercised...................................     (3,047)           $2.68
     Options outstanding at December 31, 2008....    227,016            $5.78
     Options exercisable at:
          December 31, 2006......................    146,394            $2.35
          December 31, 2007......................    102,219            $2.33
          December 31, 2008......................     99,171            $2.34



     As of December 31, 2008, stock options outstanding and exercisable by price range were as follows:

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                         Outstanding    Weighted-Average                         Exercisable
     Range of               as of           Remaining     Weighted-Average          as of         Weighted-Average
  Exercise Prices        12/31/2008     Contractual Life   Exercise Price         12/31/2008       Exercise Price
  ---------------        ----------     ----------------   --------------         ----------       --------------

   $0.00 - $2.55             69,906            1.9              $2.09               69,906              $2.09
   $2.56 - $5.00             29,265            3.3              $2.95               29,265              $2.95
   $5.01 - $20.00           127,845            9.5              $8.45                   --                --
                            -------            ---              -----               -----               -----
                            227,016            6.3              $5.78               99,171              $2.34


     The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $57,000, $100,000 and $499,000 respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2008, 2007 and 2006 was approximately $333,000, $238,000, and $344,000, respectively.

     During the years ended December 31, 2008, 2007 and 2006, we issued restricted stock grants to selected officers and members of the Board of Directors. These stock grants vest over a three, five or ten year period for officers, with grants to directors vesting immediately. These grants are valued at the closing market price on the date granted with the associated compensation expense is recognized ratably over the applicable period.

      Compensation expense recognized in connection with stock options for the years ended December 31, 2008, 2007 and 2006 was $105,000, $0 and $0
respectively. Compensation expense recognized in connection with stock grants for the years ended December 31, 2008, 2007 and 2006 was $753,000, $558,000 and $405,000 respectively. As of December 31, 2008, remaining unamortized stock compensation expense for both stock options and stock grants was approximately $2.0 million and will be recognized as follows (000's):
                                                     StockStock
                                                      Options        Grants
                                                     ----------      ------

       2009.......................................     $246          $556
       2010.......................................      246           396
       2011.......................................      145           179
       2012.......................................        0            71
       2013.......................................        0            40
       Thereafter.................................        0            79
                                                         --            ---
       Unamortized stock compensation costs.......     $637         $1,321
                                                       ====          ======


NOTE 20 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data 2008 (restated for first three quarters), 2007 (restated) and 2006 (restated) appear below (in thousands, except per share data):

                                                                                                     Diluted Net
                         Revenues, Net              Contribution               Net Income       Income Per Share (1)
                         -------------              ------------               ----------       --------------------
                    2008   2007     2006       2008     2007    2006     2008     2007     2006  2008   2007  2006
                    ----   ----     ----       ----     ----    ----     ----     ----     ----  ----   ----  ----

First quarter...  $45,611 $32,176  $30,402   $3,691   $2,918   $2,998    $621     $469     $445  $0.08  $0.06 $0.05
Second quarter .   49,725  33,786   31,638    4,538    3,532    2,861     904      659      413   0.10   0.08  0.05
Third quarter...   52,018  40,099   31,635    4,780    4,225    3,123     979      811      431   0.11   0.09  0.06
Fourth quarter..   50,049  45,105   32,143    4,540    3,803    3,067     985      732    1,495   0.11   0.09  0.18
Total year ..... $197,403$151,166 $125,818  $17,549  $14,478  $12,049  $3,489   $2,671   $2,784  $0.40  $0.32 $0.34



(1) The sum of the quarterly earnings per share may not equal the full year earnings per share as the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 -- COMMITMENTS AND CONTINGENCIES:


   Capital Leases --

     Refer to Note 12 for a summary of capital lease commitments.

   Reliance on Third Party Vendors --

     Our fertility and vein clinics are dependent on a limited number of primary third-party vendors that produce supplies and medications vital to treating infertility and vein disease. Should any of these vendors experience a supply shortage, it may have an adverse impact on the operations of our clinical locations and network members. To date, no shortage or disruption has been experienced.

   Employment Agreements

         We have an employment agreement with our President and Chief Executive Officer. Pursuant to that agreement, we may terminate the President and Chief Executive Officer's employment without cause on thirty days notice, in which event severance pay equal to twelve months' base salary plus an annual bonus, calculated without regard to the condition precedents established under the bonus plan, will be payable in a lump sum.

         The employment agreement further provides that in the event that within one year after a "Change of Control" (as defined therein) of the Company occurs, and the President and Chief Executive Officer's employment is terminated, the President and Chief Executive Officer will be paid a lump sum amount equal to their base salary for a 24-month period following termination, plus twice the full amount of their annual bonus based on their then current salary, without regard to the condition precedents established for the bonus payment. Based on this change of control provision, if there had been a change of control of the Company in 2008 and the President and Chief Executive Officer's employment had terminated effective December 31, 2008, either for "Good Reason" or without cause, then the President and Chief Executive Officer would be entitled to termination pay equal to $660,000 representing his then annualized base salary for 24-months, plus $429,000 representing twice the amount to which he was eligible under our Executive Incentive Compensation Plan for 2008.

     We have also entered into indemnification and change in control severance agreements with certain of our management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation. Our minimum aggregate commitment under these agreements at December 31, 2008 was approximately $3.2 million.

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

   Insurance --

     As of December 31, 2008 and December 31, 2007, we and our affiliated fertility and vein care centers were insured with respect to medical malpractice

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

risks on a claims made basis. We believe, either through this captive insurance company, or on the open market, we will be able to obtain renewal coverage for both our fertility and vein care physicians in the future. We are not aware of any claims against us or our affiliated medical practices, which would expose us, or our affiliated medical practices to liabilities in excess of insured amounts.

     As of December 31, 2008 and 2007, we also carried policies to insure against liability, theft, property loss, business interruption and a variety of other business risks. We also maintain an appropriate insurance reserve to cover estimated deductible amounts should a claim be filed under our policies.


NOTE 22 -- RELATED PARTY TRANSACTIONS:


     In  accordance  with our Partner  agreement  with Shady
Grove, Michael J. Levy, M.D., an employed shareholder physician of the P.C., became a member of our Board of
Directors in March 1998. In 2004, Dr. Levy became an advisory director and was no longer a voting member of the Board of Directors. The medical practice at Shady Grove paid us service fees of $3,145,000 $2,916,000 and $2,572,000 in 2008, 2007 and 2006, respectively.

     In accordance with our Partner agreement with FCI (the Illinois practice), Aaron Lifchez, M.D., an employed shareholder physician of FCI, became a member of our Board of Directors in August 1997. In 2004, Dr. Lifchez became an advisory director and was no longer a voting member of the Board of Directors. The medical practice FCI paid us service fees of $2,787,000, $2,649,000 and $2,413,000 in 2008, 2007 and 2006, respectively.


     The Company has a Consulting Agreement with its Chairman of the Board. The agreement provided for compensation of $125,000 for the twelve months ending December 31, 2008. This consulting agreement expired on December 31, 2008 and was replaced with a new one-year agreement providing for $36,000 in compensation.


NOTE 23 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
             TRANSACTIONS:

     Equity transactions related to common stock, principally arising from stock grants, option exercises and related tax benefits disclosed on our Consolidated Statements of Cash Flows are comprised of the following (000's omitted):


                                                              For the
                                                        Twelve Months ended
                                                    -------------------------
                                                    2008       2007      2006
                                                    ----       ----      ----

   Common stock options and grants...............     30         35        499
   Tax benefit related to stock transactions.....    332         67         59
   Treasury Stock, net and other.................   (211)       (67)      (231)

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders of IntegraMed America, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 30, 2009 appearing in the 2008 Annual Report to Shareholders of IntegraMed America, Inc. (which report and consolidated financial statement are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 8 and 15 (a) (1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/Amper, Politziner & Mattia, LLP.


Edison, New Jersey
March 30, 2009

                                                                   SCHEDULE II


                     INTEGRAMED AMERICA, INC.

                VALUATION AND QUALIFYING ACCOUNTS

        For the Years Ended December 31, 2008, 2007, 2006




                                                  Balance at
                                                   Beginning                                     End of
                                                   of Period      Additions     Deductions       Period

Year Ended December 31, 2008
   Allowance for doubtful accounts receivable....     $3,386        $3,613         $4,351          $2,648
   Reserve for Attain IVF refunds................        403           492            509             386
   Reserve for attain IVF medical costs..........        262           322            263             321

Year Ended December 31, 2007
   Allowance for doubtful accounts receivable....        $13        $3,524 (1)       $151          $3,386
   Reserve for Attain IVF refunds................        281           461            339             403
   Reserve for Attain IVF medical costs..........        204           291            233             262

Year Ended December 31, 2006
   Allowance for doubtful accounts receivable....       $116          $(72) (2)       $31             $13
   Reserve fir Attain IVF refunds................        293           143            155             281
   Reserve for Attain IVF medical costs..........        141           427            364             204
Deferred Tax Valuation Allowance.................        768            --            768              --


     (1) Includes $3,224 acquired in connection with the Vein Clinics of America, Inc. transaction.
     (2) Represents the reversal of unused reserves for uncollectible accounts receivable associated with our discontinuation of pharmaceutical product sales in 2005, and transition to a marketing fee arrangement with our third-party pharmaceutical distributor.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        INTEGRAMED AMERICA, INC.

Dated:  March 31, 2009

                                      By/s/JOHN W. HLYWAK, JR.
                                           --------------------------------
                                           John W. Hlywak, Jr.
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                          Title               Date
        ---------                          -----               ----



/s/   JAY HIGHAM
--------------------------
      Jay Higham                 President and Chief Executive
                                 Officer and Director
                                 (Principal Executive Officer)  March 31, 2009

/s/   JOHN W. HLYWAK, JR
--------------------------
      John W. Hlywak, Jr.        Executive Vice President
                                 and Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)            March 31, 2009

/s/   KUSH K. AGARWAL
--------------------------
      Kush K. Agarwal            Director                       March 31, 2009

/s/   GERARDO CANET
--------------------------
      Gerardo Canet              Director                       March 31, 2009

/s/   SARASON D. LIEBLER
--------------------------
      Sarason D. Liebler         Director                       March 31, 2009

/s/   WAYNE R. MOON
--------------------------
      Wayne R. Moon              Director                       March 31, 2009

/s/   LAWRENCE J. STUESSER
--------------------------
      Lawrence J. Stuesser       Director                       March 31, 2009

/s/   ELIZABETH E. TALLETT
--------------------------
      Elizabeth E. Tallett       Director                       March 31, 2009

/s/   YVONNE S. THORNTON, M.D.
-----------------------------
      Yvonne S. Thornton, M.D.   Director                       March 31, 2009

                               INDEX TO EXHIBITS

                                   Item 14(c)


                                    Exhibit
                                 Number Exhibit

3.1 (f)    --   Restated  Certificate of  Incorporation  of IntegraMed  America,
                Inc.  filed  as  exhibit  with   identical   exhibit  number  to
                Registrant's  Report on Form 10-Q for the period  ended June 30,
                2004.

32 (g)     --   Copy of By-laws of Registrant (as Amended on June 6, 2008) filed as Exhibit with identical  exhibit number to  Registrant's  Form
                10-Q for the period ended June 30, 2009.

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

10.2 (a)   --   Amendment  to  Registrant's  1992  Stock  Option  Plan  filed as
                Exhibit with identical number to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

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

10.7       --   Lease for Registrant's  executive offices relocated to Purchase,
                New York filed as Exhibit with identical exhibit number to Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1994.

10.8       --   Business Service  Agreement dated August 30, 2007 by and between
                IntegraMed America and Center for Reproductive Medicine filed as
                Exhibit with identical exhibit number to Registrant's Form 8-K dated September 6, 2007.

10.9 (b)   --   Consulting agreement between Gerardo Canet and the Company dated
                December 24, 2008

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

10.24 (m)       Second Amended and Restated Loan  Agreement,  dated as of August
                8, 2007, by and among IntegraMed and the Bank filed as Exhibit with identical number to Registrant's Report on Form 8-K dated
                August 8, 2007.

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

10.26 (a)  --   Form of Amendment to Retention Agreement between the Company and each of the  named  executive  officers  of the  Company,  dated
                December  22, 2008  relating to Section 409 (a) of the  Internal
                Revenue Code, as amended.

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

10.27(a)    --  Form of  Amendment  to  Indemnification  Agreement  between  the
                Company and each of the named executive officers of the Company, dated December 22, 2008 relating to Section 409 (a) of the
                Internal Revenue Code, as amended.

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

10.29 (c)  --   IntegraMed America, Inc. Restricted Stock Unit Agreement.

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

10.33      --   Copy of Registrant's 2007 Long-Term Compensation Plan.

10.34      --   Business Service Agreement between IntegraMed America,  Inc. and
                Southeastern Fertility Centers, P.A. dated April 24, 2008 filed as Exhibit with identical number to Registrant's Quarterly
                Report on Form 10-Q for the period ended March 31, 2008.

10.35      --   Business Service Agreement b etween IntegraMed America, Inc. and
                Arizona Reproductive Medicine Specialist, dated July 9, 2008.

14.1       --   Code of Ethics filed as Exhibit with identical exhibit number to
                Registrant's  Statement on Form 10-K for the year ended December
                31, 2003.

21         --   List of Subsidiaries

31.1       --   CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                March 31, 2009.

31.2       --   CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                March 31, 2009.

32.1       --   CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                March 31, 2009.

32.2       --   CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                March 31, 2009.