Form 10-Q
period 2009-03-31
INTEGRAMED AMERICA INC
filed 2009-05-08
CIK 885988

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

                  For the quarterly period ended March 31, 2009

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|


     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large Accelerated Filer |_|       Accelerated Filer        |X|
         Non-Accelerated Filer   |_|       Smaller Reporting Company|_|


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|



     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 28, 2009 was approximately 8,764,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            INTEGRAMED AMERICA, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                           PAGE

PART I -       FINANCIAL INFORMATION

    Item 1.    Financial Statements

                  Consolidated Balance Sheets at March 31, 2009 and
                     December 31, 2008........................................3

                  Consolidated Statement of Operations for the three-month
                     periods ended March 31, 2009 and 2008 ...................4

                  Consolidated Statements of Shareholders' Equity for the
                     three-month period ended March 31, 2009 .................5

                  Consolidated Statements of Cash Flows for the three-month
                     periods ended March 31, 2009 and 2008 ...................6

                  Notes to Consolidated Financial Statements ..............7-14

    Item 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations....................................15-24

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk... 24

    Item 4.    Controls and Procedures.......................................24


PART II -      OTHER INFORMATION

    Item 1.    Legal Proceedings............................................ 25

    Item 1A.   Risk Factors................................................. 25

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.. 25

    Item 3.    Defaults Upon Senior Securities.............................. 25

    Item 4.    Submission of Matters to a Vote of Security Holders.......... 25

    Item 5.    Other Information............................................ 25

    Item 6.    Exhibits .................................................... 25

SIGNATURES              .................................................... 26

CERTIFICATIONS PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002......................................EXHIBITS


CERTIFICATIONS PURSUANT TO 18 U.S.C ss.1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002......................................EXHIBITS

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all amounts in thousands, except share amounts)

                                     ASSETS
                                                                                March 31,   December 31,
                                                                               ---------    ------------
                                                                                  2009           2008
                                                                               ---------     -----------
                                                                              (unaudited)
Current assets:
   Cash and cash equivalents ................................................   $  24,049    $  28,275
   Patient and other receivables, net .......................................       7,261        6,681
   Deferred taxes ...........................................................       4,352        5,744
   Other current assets .....................................................       7,799        6,468
                                                                                ---------    ---------
       Total current assets .................................................      43,461       47,168

   Fixed assets, net ........................................................      17,705       16,618
   Intangible assets, Business Service Rights, net ..........................      21,632       21,956
   Goodwill .................................................................      29,478       29,478
   Trademarks ...............................................................       4,442        4,442
   Other assets .............................................................       2,897        1,781
                                                                                ---------    ---------
       Total assets .........................................................   $ 119,615    $ 121,443
                                                                                =========    =========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Accounts payable .........................................................   $   1,815    $   2,853
   Accrued liabilities ......................................................      15,161       16,676
   Current portion of long-term notes payable and other obligations .........      11,346       11,351
   Due to Fertility Medical Practices .......................................       7,331        6,354
   Attain IVF deferred revenue and other patient deposits ...................      13,867       13,892
                                                                                ---------    ---------
       Total current liabilities ............................................      49,520       51,126

Deferred and other tax liabilities ..........................................         255          696
Long-term notes payable and other obligations ...............................      17,897       18,868
                                                                                ---------    ---------
       Total Liabilities ....................................................      67,672       70,690

Commitments and Contingencies

Shareholders' equity:

     Common Stock, $.01 par value - 15,000,000 shares authorized on March 31,
         2009 and December 31, 2008, respectively, 8,763,883
       and 8,668,376 shares issued and outstanding on March 31, 2009
       and December 31, 2008, respectively ..................................          88           87
   Capital in excess of par .................................................      55,326       54,943
   Other comprehensive loss .................................................        (325)        (375)
   Treasury stock, at cost - 46,408 and 22,682 shares on March 31, in 2009
     and December 31, 2008, respectively ....................................        (375)        (211)
   Accumulated deficit ......................................................      (2,771)      (3,691)
                                                                                ---------    ---------
       Total shareholders' equity ...........................................      51,943       50,753
                                                                                ---------    ---------
       Total liabilities and shareholders' equity ...........................   $ 119,615    $ 121,443
                                                                                =========    =========


        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)


                                                                   For the
                                                             three-month period
                                                               ended March 31,
                                                             --------------------
                                                              2009         2008
                                                             -------      -------
                                                           (unaudited)   (unaudited)
                                                                          (restated)

Revenues, net

   Fertility Centers ....................................   $  36,283    $  32,746
   Consumer Services ....................................       5,226        4,023
   Vein Clinics .........................................      10,846        8,842
                                                            ---------    ---------
       Total revenues ...................................      52,355       45,611
                                                            ---------    ---------


Costs of services and sales:

   Fertility Centers ....................................      33,643       30,442
   Consumer Services ....................................       3,713        2,958
   Vein Clinics .........................................      10,092        8,520
                                                            ---------    ---------
       Total costs of services and sales ................      47,448       41,920
                                                            ---------    ---------


Contribution

   Fertility Centers ....................................       2,640        2,304
   Consumer Services ....................................       1,513        1,065
   Vein Clinics .........................................         754          322
                                                            ---------    ---------
       Total contribution ...............................       4,907        3,691
                                                            ---------    ---------

General and administrative expenses .....................       3,138        2,363
Interest income .........................................         (77)        (161)
Interest expense ........................................         297          440
                                                            ---------    ---------
       Total other expenses .............................       3,358        2,642
                                                            ---------    ---------

Income before income taxes ..............................       1,549        1,049
Income tax provision ....................................         629          428
                                                            ---------    ---------
Net income ..............................................   $     920    $     621
                                                            =========    =========


Basic and diluted net earnings per share of Common Stock:
   Basic earnings per share .............................   $    0.10    $    0.07
   Diluted earnings per share ...........................   $    0.10    $    0.07

   Weighted average shares - basic ......................       8,762        8,563
   Weighted average shares - diluted ....................       8,827        8,641


        See accompanying notes to the consolidated financial statements.



                                                  INTEGRAMED AMERICA, INC.
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                 (all amounts in thousands)
                                                         (unaudited)


                                                                        Accumulated
                                      Common Stock       Capital in    Comprehensive  Treasury Stock   Accumulated     Total
                                     Shares   Amount    Excess of Par     Income     Shares   Amount     Deficit      Equity
                                     ------   ------    -------------     ------     ------   ------     -------      ------

BALANCE AT DECEMBER 31, 2008         8,668      $87      $54,943           ($375)     23     ($211)     ($3,691)     $50,753
Stock awards granted                   142        1           (1)                     23      (164)                     (164)
Stock award amortization                                     384                                                         384
Gain on hedging transaction                                                   50                                          50
Net income for the three months
   ended March 31, 2009                                                                                     920          920
                                    ----------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2009            8,810      $88      $55,326           ($325)     46     ($375)     ($2,771)     $51,943
                                    ========================================================================================



        See accompanying notes to the consolidated financial statements.


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                            For the
                                                                                      three-month period
                                                                                        ended March 31,
                                                                                      --------------------
                                                                                         2009       2008
                                                                                      ----------   -------
                                                                                      (unaudited)  (unaudited)
                                                                                                   (restated)

Cash flows from operating activities:

    Net income ......................................................................   $    920    $    621
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .................................................      1,803       1,795
      Deferred income tax provision .................................................       (343)       (249)
      Deferred stock-based compensation .............................................        384         161


Changes in assets and liabilities --
    Decrease (increase) in assets

         Patient and other accounts receivable ......................................       (580)       (683)
         Other current assets .......................................................     (1,331)     (1,048)
         Other assets ...............................................................        165        (388)

    (Decrease) increase in liabilities

         Accounts payable ...........................................................     (1,038)        (92)
         Accrued liabilities ........................................................     (1,515)     (3,256)
         Due to medical practices ...................................................        977      (3,714)
         Attain IVF deferred revenue and other patient deposits .....................        (25)        189
                                                                                        --------    --------
Net cash used by operating activities ...............................................       (583)     (6,664)


Cash flows from investing activities:

    Cash paid to purchase VCA, net of cash acquired .................................       --           (41)
    Purchase of other intangibles ...................................................       --           (75)
    Purchase of fixed assets and leasehold improvements, net ........................     (2,566)     (1,231)
                                                                                        --------    --------

Net cash used in investing activities ...............................................     (2,566)     (1,347)

Cash flows from financing activities:

    Debt repayments .................................................................       (913)       (911)
    Common Stock transactions, net ..................................................       (164)        621
                                                                                        --------    --------
Net cash used by financing activities ...............................................     (1,077)       (290)
                                                                                        --------    --------


Net increase (decrease) in cash and cash equivalents ................................     (4,226)     (8,301)
Cash and cash equivalents at beginning of period ....................................     28,275      23,740
                                                                                        --------    --------
Cash and cash equivalents at end of period ..........................................   $ 24,049    $ 15,439
                                                                                        ========    ========

Supplemental Information:
     Interest paid ..................................................................   $    297    $    366
     Income taxes paid ..............................................................   $  2,663    $    612



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- INTERIM RESULTS:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2009, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America's Annual Report on Form 10-K for the year ended December 31, 2008.


NOTE 2 -- RESTATEMENT OF REVENUE RECOGNITION FOR ATTAIN IVF PROGRAM:

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

The Attain IVF program is a fertility treatment package which contains a fixed number of treatment cycles for one fixed price with the potential for a significant refund if treatment is unsuccessful. Our previous revenue recognition policy had recognized the non-refundable patient fees (generally 30% of the contract amount) as revenue upon the completion of the first treatment cycle. We now recognize the non-refundable fees based on the relationship of the fair value of each treatment to the total fair value of the treatment package available to each patient. Our policy of recognizing the refundable portion of the fee at the time of a clinical pregnancy is unchanged as is our policy of maintaining a reserve for refunds to patients who withdraw from the program after this refundable portion of their fee has been recognized as revenue. In conjunction with the modification of our revenue recognition policy regarding the non-refundable portion of program fees, we have also introduced and established a "warranty reserve" representing the estimated cost of subsequent treatment cycles due to the patient in the event of a miscarriage associated with a pregnancy on an earlier treatment cycle.

The impact of this change in accounting method on a growing revenue stream such as our Attain IVF program is to effectively defer net revenues into subsequent accounting periods while recognizing some medical treatment (warranty) costs sooner than they would have otherwise been recognized. This restatement does not impact the cash flows from operations of this program or the ultimate profits to be recognized, only the timing of the revenue recognition of the non-refundable portion of the fees and the cost of subsequent medical treatment. The cumulative effect of this change in method as of December 31, 2008, was to defer approximately $3.8 million of Attain IVF pre-tax earnings into subsequent accounting periods. We anticipate that these deferred earnings will be recognized in the Statement of Operations within the subsequent 18 months. The impact of this policy revision has been deemed to have an immaterial impact on our balance sheet and statement of cash flows. All financial statements, disclosures, tables and analysis have been updated to reflect this restatement.


The change in our statement of operations resulting from this change in accounting method for the three months ended March 31, 2008 is presented below (000's, except per share amounts):

                             INTEGRAMED AMERICA, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



                                       Three Months Ended March 31,
                                               Originally
                                      Restated  Reported

                                        2008     2008    Difference
                                      -------   ------   ----------


Revenues, net .....................   $45,611   $45,653   $   (42)
Cost of services and sales ........    41,920    41,906       (14)
                                      -------   -------   -------
Contribution ......................     3,691     3,747       (56)
General and administrative expenses     2,363     2,363      --
Total other expense, net ..........       279       279      --
                                      -------   -------   -------
Income before tax .................     1,049     1,105       (56)
Income tax provision ..............       428       450        22
                                      -------   -------   -------
Net income ........................   $   621   $   655   $   (34)
                                      =======   =======   =======


   Basic earnings per share.......    $ 0.07    $  0.08   $ (0.01)
   Diluted earnings per share.....    $ 0.07    $  0.08   $ (0.01)


   Weighted average shares - basic..   8,563      8,563       --
                                     =======    =======
   Weighted average shares - diluted   8,641      8,641       --
                                     =======    =======


For a complete description of our revenue recognition policy please refer to
Note 3 - "Summary of Significant Accounting Policies" contained in our Annual Report on Form 10-K for the year ended December 31, 2008.


NOTE 3 -- EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2009 and 2008 is as follows (000's omitted, except for per share amounts):

                                                     For the
                                               three-month period
                                                 ended March 31,
                                               -------------------
                                                2009         2008
                                               ------      -------
                                                          (restated)


Numerator
Net Income ...................................   $   920   $   621

Denominator
Weighted average shares outstanding (basic) ..     8,762     8,563
Effect of dilutive options and warrants ......        65        78
                                                 -------   -------
Weighted average shares and dilutive potential
     Common shares (diluted) .................     8,827     8,641
                                                 =======   =======
Basic earnings per share .....................   $  0.10   $  0.07
                                                 =======   =======
Diluted earnings per share ...................   $  0.10   $  0.07
                                                 =======   =======

For the three-month periods ended March 31, 2009 and 2008, there were 127,845 and 15,845, respectively, outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of these outstanding options were greater than the average market price of the shares of Common Stock.

NOTE 4 -- SEGMENT INFORMATION:

We currently report three major operating segments and a corporate office that provides shared services. These three operating segments reflect our organizational structure, lines of responsibility and management's perspective of the organization. Each segment includes an element of overhead costs specifically associated with its operations with the corporate shared services group responsible for support functions generic to all three segments.

Performance by segment, for the three months ended March 31 2009 and 2008 are presented below (000's omitted):

                                                      Fertility      Consumer     Vein
                                                       Centers       Services     Care      Corp G&A    Consolidated
                                                      ---------      --------    ------     --------    ------------

For the three months ended March 31, 2009

Revenues ...........................................   $ 36,283     $  5,226    $ 10,846     $   --       $ 52,355
     Cost of Services ..............................     33,643        3,713      10,092         --         47,448
                                                                    --------    --------     --------     --------
     Contribution ..................................      2,640        1,513         754         --          4,907
     Operating margin ..............................        7.3%        29.0%        7.0%         0.0%         9.4%

     General and Administrative ....................       --           --          --          3,138        3,138
     Interest, net .................................        (34)        --          --            254          220
                                                       --------     --------    --------     --------     --------
     Income before income taxes ....................   $  2,674     $  1,513    $    754     $ (3,392)    $  1,549
                                                       ========     ========    ========     ========     ========

     Depreciation expense included above ...........   $  1,058         --      $    205     $    216     $  1,479
     Capital Expenditures ..........................   $  2,221         --      $    163     $    182     $  2,566
     Total Assets ..................................   $ 37,877     $    630    $ 48,873     $ 32,235     $119,615

For the three months ended March 31, 2008 (restated)
     Revenues ......................................   $ 32,746     $  4,023    $  8,842     $   --       $ 45,611
     Cost of Services ..............................     30,442        2,958       8,520         --         41,920
                                                       --------     --------    --------     --------     --------
     Contribution ..................................      2,304        1,065         322         --          3,691
     Operating margin ..............................        7.0%        26.5%        3.6%         0.0%         8.1%

     General and Administrative ....................       --           --          --          2,363        2,363
     Interest, net .................................        (66)        --            (1)         346          279
                                                       --------     --------    --------     --------     --------
     Income before income taxes ....................   $  2,370     $  1,065    $    323     $ (2,709)    $  1,049
                                                       ========     ========    ========     ========     ========

     Depreciation expense included above ...........   $  1,051     $      1    $    183     $    236     $  1,471
     Capital Expenditures ..........................   $    665     $   --      $    448     $    119     $  1,232
     Total Assets ..................................   $ 41,459     $    794    $ 45,172     $ 19,809     $107,234


NOTE 5 - CASH AND CASH EQUIVALENTS:


Cash and cash equivalents consist of cash and short term marketable securities. To the extent that cash balances exceed short term operating needs, excess cash is invested in short term interest bearing instruments. It is our policy to restrict our investments to high-quality securities with fixed maturity dates and principle amounts. The composition of our cash and cash equivalents as of March 31, 2009 and December 31, 2008 is as follows (000's omitted):

                                   March 31,   December 31,
                                   --------    ------------
                                      2009        2008
                                      ----      -----------
                                   (unaudited)


Cash ............................   $14,553      $26,807
Money market funds ..............        58           58
Certificates of deposit .........     9,435        1,400
Accrued interest income .........         3           10
                                    -------      -------
  Total cash and cash equivalents   $24,049      $28,275
                                    =======      =======


NOTE 6 - PATIENT AND OTHER RECEIVABLES, NET:

Patient and other receivables are principally comprised of gross patient and insurance receivables from our Vein Clinics segment which represent outstanding balances due for patient treatments less estimated allowances for insurance contractual agreements and uncollectible balances. Insurance contractual allowances are calculated based on recent allowance trends stratified by major payer category and uncollectible reserves are based on both historical trends and specific identification of specific accounts. For the periods ended March 31, 2009 and 2008, we believe that our receivable reserves were adequate to provide for any contractual or collection issues.

The composition of our patient and other receivables as of March 31, 2009 and December 31, 2008 is as follows (000's omitted):


                                               March 31,      December 31,
                                              ----------     --------------
                                                 2009             2008
                                              ----------      -------------
                                              (unaudited


Vein Clinic patient and insurance receivables   $ 12,814       $ 12,865
Reserve for insurance contractual allowance .     (2,713)        (3,866)
Reserve for uncollectible accounts ..........     (3,470)        (2,648)
                                                --------       --------
     Subtotal Vein Clinic receivables, net ..      6,631          6,351
Other receivables ...........................        630            330
                                                --------       --------
  Total Patient and other receivables, net ..   $  7,261       $  6,681
                                                ========       ========



NOTE 7- INTANGIBLE ASSETS:

Business Service Rights consist of fees and expenses paid in conjunction with service contracts associated with our Fertility Centers Partner program. These service contracts typically have ten to twenty five year initial lives with the associated service fees on some contracts refundable upon contract termination. We amortize our non-refundable Business Service Rights over the life of their applicable contract. Refundable Service Rights, which totaled approximately $6.1 million as of March 31, 2009, are not amortized because these funds will be returned to us upon contract termination.

Goodwill consists of amounts paid related to the acquisition of Vein Clinics of America in excess of the fair value of net assets and liabilities acquired.


Trademarks are comprised of valuations assigned to assets associated with the Vein Clinics of America acquisition as well as costs associated with our other trademark and service mark rights. We do not amortize our trademarks as they have an indefinite useful life.



We test all our individual intangible assets for impairment on a regular basis. To date no impairment has been incurred and therefore no impairment charges have been recognized in our financial statements.




NOTE 8 - DUE TO FERTILITY MEDICAL PRACTICES:


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


As of March 31, 2009 and December 31, 2008, Due to Fertility Medical Practices was comprised of the following balances (000's omitted):

                                                      March 31,    December 31,
                                                      ---------    -----------
                                                        2009            2008
                                                      ---------    -----------
                                                     (unaudited)


       Advances to Practice.......................     $(17,074)      $(17,121)
       Undistributed Physician Earnings...........        2,932          3,205
       Physician Practice Patient Deposits........       21,473         20,270
                                                      ---------      ---------
       Due to Fertility Medical Practices, net....    $   7,331      $   6,354
                                                      =========      =========

NOTE 9 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

 Notes payable and other obligations as of March 31, 2009 and December 31, 2008 consisted of the following (000's omitted):


                                                 March 31,     December 31,
                                                ---------      ------------
                                                   2009            2008
                                                ---------      ------------
                                               (unaudited)

Term Loan ...................................   $ 20,915         $ 21,809
Revolving Line of Credit ....................      7,500            7,500
Derivative Fair valuation adjustment ........        547              609
Obligations under capital lease .............        281              301
                                                --------         --------

Total notes payable and other obligations ...   $ 29,243         $ 30,219
Less -- Current portion .....................    (11,346)         (11,351)
                                                --------         --------

Long-term notes payable and other obligations   $ 17,897         $ 18,868
                                                ========         ========

Our term loan and revolving line of credit are financed by Bank of America and are collateralized by substantially all of our assets. As of March 31, 2009 and 2008, we were in full compliance with all applicable debt covenants

NOTE 10 - STOCK-BASED EMPLOYEE COMPENSATION:


We currently have three stock option plans which have been previously approved by the stockholders. All three plans are described more fully in Note 19 of the financial statements in our most recent Annual Report on Form 10-K. Under these plans, stock options and stock grants may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of grant. The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions. Under all of our plans, options expire three months from the date of the holder's termination of employment or twelve months in the event of disability or death. As of March 31, 2009, there were 214,869 shares available for granting under these Plans.

The following table sets forth information about the weighted-average fair value of options granted in the first quarter of 2008, and the assumptions used for each grant. No options have been granted during 2009:

                                                      For the
                                                three-month period
                                                 ended March  31,
                                                -------------------
                                                  2009       2008
                                                -------    ---------

Fair value of options granted.................      -      $11.20
Dividend yield................................      -        0.0%
Expected volatility...........................      -       52.8%
Risk free interest rate.......................      -        4.2%
Expected term in years........................      -        6.25


We recognize compensation cost for stock option plans over the vesting period which approximates the service period, based on the fair value of the option as of the date of the grant.

Stock option activity for the first quarter of 2009 under these plans is summarized below:


                                                 Number of
                                                 shares of
                                               Common Stock
                                                 underlying    Weighted Average
                                                   options      exercise price
                                               -------------   ----------------

     Options outstanding at December 31, 2008..    227,016           $5.78
     Granted...................................          --             --
     Exercised.................................          --             --
     Canceled..................................          --             --
                                                   --------          -----


     Options outstanding at March 31, 2009.....    227,016           $5.78

     Options exercisable at:
          December 31, 2008....................     99,171           $2.34

          March 31, 2009.......................    103,129           $2.68

The aggregate intrinsic value (difference between exercise price and current value of our common stock) of options outstanding and exercisable as of March 31, 2009 and December 31, 2008 was approximately $425,000 and $333,000, respectively.


For the three month periods ended March 31, 2009 and 2008, we recorded a charge to earnings to recognize compensation expense of $48,000 and $4,000, respectively, related to the value of outstanding stock options. As of March 31,

2009, we had approximately $589,000 of unrecognized compensation costs related to stock options which will be recognized over their remaining vesting period, which approximates the service period.

We also issue restricted stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers generally vests over a period of three to five years. Our General and Administrative expense includes compensation costs recognized in connection with these restricted stock grants of $337,000 and $157,000 for the three-month periods ended March 31, 2009 and 2008, respectively. As of March 31, 2009, we had approximately $1,962,000 of unrecognized compensation costs related to stock grants which will be recognized over their vesting period, which approximates the service period.


NOTE 11 -- INTEREST RATE HEDGING TRANSACTION:


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


As a result of this agreement, our net income for the three months ended March 31, 2009 and 2008, included additional financing costs of approximately $68,000 and $44,000, respectively. We also expect to record additional financing costs of approximately $280,000 related to this swap agreement over the remainder of 2009, given current interest rate forecasts (these financing costs are expected to be offset by lower interest rates on the portion of the underlying term loan not covered by the interest rate swap).

In addition to the costs included in our reported net income, recording this hedge at fair value also generated a non-recognized tax effected gain of approximately $50,000 during the three months ended March 31, 2009, and a non-recognized tax-effected net loss of approximately $325,000 since its inception which is reported as part of our comprehensive income. The fair value of this hedge was calculated in accordance with SFAS No. 157 - Fair Value Measurements, utilizing Level 2 inputs of quoted prices for similar liabilities in active markets.


We deem this hedge to be highly effective as it shares the same termination date and amortization schedule as the underlying debt subject to the hedge and the change in fair value inversely mimics the appropriate portion of the hedged item. As of March 31, 2009, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):

                                                              For the
                                                        three-month period
                                                             March 31,
                                                      --------------------
                                                       2009         2008
                                                      -----       --------

                                                                 (restated)

Net income as reported...............................   $920        $ 621
Net earnings (loss) on derivative transactions.......     50         (193)
                                                      ------        -----


Total comprehensive income...........................   $970        $ 428
                                                        ====        =====

NOTE 12-- LITIGATION:


From time to time, we are party to legal proceedings in the ordinary course of business. As of March 31, 2009, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flows.


NOTE 13 -- RECENT ACCOUNTING STANDARDS:

FAS 157-2: In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FASB Statement No. 157, Fair Value Measurements, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at lease annually). Statement 157 was issued on September 15, 2006, and, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This delay is intended to allow the Board additional time to consider the effects of various implementation issues that have arisen, or may arise, from the application of Statement No.
157. FSP 157-2 defers the effective date for Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FAS 157-2 will not have a material impact on our consolidated financial statements.

EITF 07-05: In June 2008, the FASB ratified EITF (Emerging Issues Task Force) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity's own stock regardless of whether the instrument possesses derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 07-05 will not have a material impact on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and with IntegraMed America Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our Fertility Centers Division is a provider network comprised of eleven contracted fertility centers, referred to as our Partner Program, located in thirteen major markets across the United States. IntegraMed offers products and services to these providers designed to support the fertility center's growth. All fertility Partners also have full access to our Consumer Services offerings (described below). The division also supports a Council of Physicians and Scientists and a captive insurance company which provides malpractice insurance to member physicians.


Our Consumer Services Division offers products directly to fertility patients. The division's Attain IVF program and financing products are designed to make the treatment process easier and more affordable for patients. The division maintains a contracted network of 22 independent fertility clinics under its Affiliate program which are designed to distribute the division's products and services to a wider group of patients than those serviced by our Fertility Center locations


Our Vein Clinics Division provides business and management services to a network of 33 clinics located in 13 states which specialize in the treatment of vein disease and disorders.

The primary elements of our business strategy include:

   o Expanding our network of fertility and vein clinics into new major markets;
   o Increasing sales of Attain IVF and our treatment financing products to fertility patients;
   o Increasing revenues and profits at contracted fertility centers and consolidated vein clinics; and
   o Leveraging corporate general and administrative costs over a larger base of operations.

The business strategy of our Fertility Centers Division is to leverage our deep expertise and commitment to improved fertility center performance by providing the best value-specific offerings designed to manage and grow the center within the context of a long-term relationship. The business strategy of our Consumer

Services Division is to provide products and services that make obtaining high quality fertility treatment easier and more affordable for patients. The business strategy of the Vein Clinics Division is to provide technologically advanced care for varicose veins and other vein diseases to an underserved population through the opening of additional clinics, and growing and increasing productivity and profitability at each clinic.


Major Events Impacting Financial Condition and Results of Operations

2009
----

On January 20, 2009, we announced the opening of a new Vein Clinic treatment center in Cincinnati, OH. This represents the 33rd clinic in our Vein Clinics Division and our first entry into the State of Ohio and the Cincinnati market.


Subsequent Event


On April 20, 2009, we announced the opening of a new Vein Clinic treatment center in Cleveland, OH. This represents the 34th clinic in our Vein Clinics Division, our entry into the Cleveland market and expansion of our presence in the State of Ohio.

2008
----

From June 2008 through March 2009, the annual 2007 and the 2008 periodic interim reports of IntegraMed America, Inc. and Subsidiaries were the subject of a standard comment and review process by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission ("SEC"). The application of generally accepted accounting principles to the Company's Attain IVF program's multiple element revenue arrangements is complex and management's interpretation of the applicable authoritative literature related to the timing of the recognition of the fair value of revenue for the non-refundable portion of the Attain IVF program fees differed from that of the SEC which caused us to re-evaluate the Company's revenue recognition policies. As a result, the Company restated its prior financial statements with respect to the timing of revenue recognition for its Attain IVF program (formerly Shared Risk Refund program) within its Consumer Services Division. Our previous revenue recognition policy had generally recognized the non-refundable patient fees (generally 30% of the contract amount) as revenue upon the completion of the first treatment cycle. We now recognize the non-refundable fees based on the relationship of the fair value of each treatment to the total fair value of the treatment package available to each patient. We also recognize a "warranty reserve" representing the estimated cost of services to be provided in the event a qualified patient miscarries. This restatement does not impact the cash flows from operations of this program or the ultimate profits to be recognized, only the timing of the revenue recognition for a portion of the fees that we collect from our customers. All financial statements, disclosures, tables and analysis have been updated to reflect this restatement. See Note 2 to the consolidated financial statements for additional information.

Results of Operations


The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statements of operations for the three-month periods ended March 31, 2009 and 2008:


                                               For the
                                         Three-month period
                                           Ended March 31,
                                        --------------------
                                           2009      2008
                                        ---------  --------
                                            (unaudited)
Revenues, net

    Fertility Centers ..............      69.3%     71.8%
    Consumer Services ..............      10.0%      8.8%
    Vein Clinics ...................      20.7%     19.4%
                                         -----     -----

         Total Revenues ............     100.0%    100.0%
                                         -----     -----

Cost of services and sales

    Fertility Centers ..............      64.3%     66.7%
    Consumer Services ..............       7.1%      6.5%
    Vein Clinics ...................      19.3%     18.7%
                                          -----     -----
    Total cost of services and sales      90.7%     91.9%
                                          -----     -----


Contribution

    Fertility Centers ..............       5.0%      5.1%
    Consumer Services ..............       2.9%      2.3%
    Vein Clinics ...................       1.4%      0.7%
                                          -----     -----
         Total contribution ........       9.3%      8.1%
                                          -----     -----

General and administrative expenses        6.0%      5.2%
Interest income ....................      (0.1)%    (0.4)%
Interest expense ...................       0.6%      1.0%
                                          -----     -----
         Total other expenses ......       6.4%      5.8%
                                          -----     -----

Income before income taxes .........       3.0%      2.3%
Income tax provision ...............       1.2%      0.9%
                                          -----     -----
Net income .........................       1.8%      1.4%
                                          =====     =====


Three Months Ended March 31, 2009 Compared to the Three Months Ended
  March 31, 2008
---------------------------------------------------------------------

Revenues

For the three months ended March 31, 2009, total revenues of $52.4 million increased approximately $6.7 million, or 14.8%, from the same period in 2008. All three of our operating divisions reported increased revenue versus the year ago period. Our Fertility Centers revenue increased approximately $3.5 million, or 10.8%, as a result of growth within existing underlying medical practices and the addition of one new Partner arrangement in April 2008. Our Consumer Services segment experienced increased revenues of $1.2 million, or 29.9% primarily driven by growth in its Attain IVF program. Revenue in our Vein Clinics segment increased $2.0 million, or 22.7%, due to higher patient flow and the opening of five new clinics within the prior twelve months.

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

   o Cost of Services equal to reimbursement for the expenses which we advanced to the Partner practice during the month (representing substantially all of the expenses incurred by the Partner practice);

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

During the first quarter of 2009, Fertility Center revenues increased by $3.5 million or 10.8% from the same period in 2008. This increase was primarily driven by a 7.6% rise in same-center fertility revenue as well as the addition of one new Partner contract in April 2008, which was responsible for $1.2 million of our revenue growth.

The table below illustrates the components of Fertility Centers revenue in relation to the physician practice financials for the first three months of 2009 compared to 2008:

                                                               For the
                                                            Three months
                                                           Ended March 31,
                                                       ---------------------
                                                         2009         2008
                                                       --------     --------
                                                             (unaudited)
                                                      Providers      Providers
                     Physician Financials

  (a) Patient revenue...............................  $48,405        $43,749
  (b) Cost of services..............................   32,829         29,764
  (c) Base service fee..............................    2,278          2,036
                                                      -------        -------
  (d) Practice contribution (a-b-c).................   13,298         11,949
  (e) Physician compensation........................   11,885         10,697
  (f) IntegraMed additional fee.....................    1,474          1,251

                IntegraMed Financials

  (g) IntegraMed gross revenue (b+c+f)..............   36,581         33,051
  (h) Amortization of business service rights.......     (324)          (324)
  (i) Other revenue.................................       26             19
                                                      -------       --------
  (j) IntegraMed fertility services revenue (g+h+i).  $36,283       $ 32,746
                                                      =======       ========

New Patients Visits, which are an indicator of initial patient interest in fertility treatment, rose 12% in the first quarter of 2009 versus the year earlier period. Likewise, IVF Cycle volume, which is an indicator of billable charges, rose 13% during the same period. These key Fertility Center metrics are presented below:

                     --------------------------------------------------------
                       Q1 2009        Q1 2008         Change        % Change
                     --------------------------------------------------------

Revenues:             $36.283M       $32.746M        $3.537M           11%
-----------------------------------------------------------------------------
Operating Income:      $2.640M        $2.304M        $0.336M           15%
-----------------------------------------------------------------------------
New Patient Visits:     7,554          6,765           789             12%
-----------------------------------------------------------------------------
IVF Cycles:             3,533          3,141           392             13%
-----------------------------------------------------------------------------

Consumer Services Segment
-------------------------

During the first quarter of 2009, Consumer Services revenues increased by $1.2 million or 29.9% from the same period in 2008. Revenues from our Attain IVF program accounted for approximately 93.8% of our Consumer Services Segment revenues during the first quarter of 2009, up from 92.1% for the same period in 2008. Patients enrolled in the Attain IVF program pay us an upfront fee (deposit) in return for up to six treatment cycles. Any non-refundable portion of these fees are recognized as revenue based on the relative fair value of each treatment cycle completed relative to the total fair value of the contracted treatment package available to the patient. The refundable portion of the program enrollment fee is recognized as revenue when the patient becomes pregnant.


At the time of pregnancy we also establish a reserve for future medical costs should the patient miscarry and require additional contracted treatment cycles as well as a reserve for potential refunds should a patient elect to discontinue participation in the program prior to full treatment. The two main factors that impact Attain IVF financial performance are:


     o  The number of patients enrolled and receiving treatment
     o   Clinical pregnancy rates


Applications for entrance into our Attain IVF Program rose 14% and actual program enrollments increased 19% in the first quarter of 2009 versus the first quarter of 2008. These key quarter-to-quarter metrics for our Consumer Services division are presented below:



                    ---------------------------------------------------------
                      Q1 2009         Q1 2008         Change        % Change
                    ---------------------------------------------------------

Revenues:             $5.226M         $4.023M         $1.203M          30%
-----------------------------------------------------------------------------
Operating Income:     $1.513M         $1.065M         $0.448M          42%
-----------------------------------------------------------------------------
Applications:           549             481             68             14%
-----------------------------------------------------------------------------
Enrollments:            253             212             41             19%
-----------------------------------------------------------------------------


Our Affiliate program generated revenues of $315,000 during the first quarter of 2009, up 11% from revenues of $283,000 during the same period in the prior year. This increase in revenue is primarily attributable to recently implemented pricing adjustments for the program's services. As of March 31, 2009, this network was comprised of 22 independent fertility clinics, the same as in the year earlier period, which serve as a distribution channel for our Consumer Services products as well as a recruitment program for future Partner clinics.


Vein Clinics Segment
--------------------

Revenues for our Vein Clinics segment grew 22.7% to $10.8 million in the first quarter of 2009 compared to revenues of $8.8 million in the year-ago quarter.

To date in 2009, we have opened new Vein Clinics locations in Cincinnati and Cleveland, marking our entry into the state of Ohio and these two new markets. These additional clinics bring the total number of vein clinics to 34, or 5 additional operating clinics opened since the first quarter of 2008. These five new clinics accounted for $0.9 million of our $2.0 million revenue growth, with revenue from existing clinics open for longer than one year increasing $1.1 million for a same-clinic growth rate of 7.8% over the same period in the prior year. We continue to target the opening of three or four additional new vein clinics in locations across the country during the remainder of 2009, however this pace could be affected by recent challenges in physician recruitment. To address this issue we are assembling a physician recruitment task force to develop a strategy and plan to raise the profile of the vein care career opportunity to high-quality physicians across the country.

New Consultations, which are an indication of patient interest in vein care treatment, rose 59% in the first three months of 2009 relative to the year earlier period. First Leg Starts, which signifies the beginning of a billable treatment cycle rose 30% in the first quarter of 2009 versus the first quarter of 2008. These key quarter-to-quarter operational metrics for our Vein Clinics division are presented below:

                    ----------------------------------------------------------
                      Q1 2009         Q1 2008          Change        % Change
                    ----------------------------------------------------------

Revenues:             $10.846M        $8.842M          $2.004M         23%
------------------------------------------------------------------------------
Operating Income:     $0.754M         $0.322M          $0.432M         134%
------------------------------------------------------------------------------
New Consultations:     3,121           1,961            1,160          59%
------------------------------------------------------------------------------
First Leg Starts:      1,574           1,208             366           30%
------------------------------------------------------------------------------


Contribution
------------

Contribution for the first quarter of 2009 was $4.9 million, up $1.2 million or 32.9% from the year earlier period. A segment-by-segment discussion is presented below.

Fertility Centers Segment
-------------------------

Fertility Center contribution of $2.6 million in the first quarter of 2009 was up $0.3 million, or 14.6%, from the first quarter of 2008. This increase is comprised of additional contribution of $0.4 million derived from services offered to our Partner clinics less $0.1 million of related additional divisional level overhead. Our new Partner contract, acquired in April 2008, was responsible for $0.1 million of this increase in contribution. First quarter margins also improved in 2009, rising to 7.3% versus 7.0% for the first quarter of 2008, an indication of improved operational efficiency.

Consumer Services Segment
-------------------------

Contribution from our Consumer Services segment grew by $448,000 or 42% in the first quarter of 2009, compared to the same period in the prior year. This growth was driven by our previously noted19% increase in enrollments into our Attain IVF program as well as a 5.8% increase in pregnancy success during the first three months of 2009 versus the year earlier period. First quarter 2009 pregnancy success rates are at the high end of the expected range while the prior year success rates were at a slightly lower more normalized point.

Vein Clinics Segment
--------------------

For the first quarter of 2009, contribution from our Vein Clinics division of $754,000 was $432,000, or 134%, above the first quarter of 2008. This increase in contribution was the result of a 30% increase in patient treatment starts derived from our enhanced and refocused direct-to-consumer marketing outreach programs as well as the addition of five new clinics that have opened since the first quarter of 2008.

Contribution margins in our Vein Clinics segment rose to 7.0% for the three months ended March 31, 2009, versus 3.6% in the year earlier period. This increase in margins are a direct result of our increased patient flow coupled with cost containment measures at the clinical and division level.

General and Administrative Expenses
-----------------------------------

General and Administrative (G&A) expenses are comprised of salaries and benefits, administrative, regulatory compliance, and operational support costs defined as our Shared Services group, which are not specifically related to individual clinical operations or other product offerings. These costs totaled $3.1 million in the first quarter of 2009, or 64% of operating contribution relative to costs of $2.4 million during the first quarter of 2008, which also equaled 64% of contribution in the year earlier period. We continue to actively manage G&A expenses in order to obtain maximum leverage relative to total contribution.

Interest
--------

Net interest expense in the first quarter of 2009 totaled $220,000, compared to net interest expense of $279,000, during the same period in the prior year. The $59,000 reduction in net interest expense was primarily the result scheduled debt repayments which have reduced our average borrowing levels during the prior four quarters. Excluding any new financing arrangements, we expect to continue to reduce our interest expense in subsequent quarters as we make scheduled debt payments.

Income Tax Provision
--------------------

Our provision for income tax was approximately $0.6 million for the three months ended March 31, 2009, or 40.6% of pre-tax income. This is compared to approximately $0.4 million, or 40.8%, of pre-tax income during the same period last year. Our effective tax rates for 2009 and 2008 reflect provisions for both current and deferred federal and state income taxes. The effective income tax rate for the three months ended March 31, 2009 and 2008 includes additional interest for tax exposure items.

Effective January 1, 2007, we adopted Financial Accounting Standards Board
(FASB) Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have a material impact on our financial statements. As of March 31, 2009, the total gross unrecognized tax benefits were approximately $255,000, and the total unrecognized tax benefits (net of federal effect) were approximately $179,000, all of which would impact our effective tax rate if recognized. Interest on unrecognized tax benefits as of March 31, 2009 was approximately $33,000. We do not anticipate that any of our net unrecognized tax benefits will become recognized over the next year due to expirations in the statute of limitations.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2007 and 2008 tax years remain open for examination by the tax authorities due to the recent completion of an IRS examination. For state tax purposes, our 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations.


Off-balance Sheet Arrangements


FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's") addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As of March 31, 2009, through the acquisition of the Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary and obligor of their financial results (our contract provides for us to receive any excess or deficit profits from the vein clinics). As such we have consolidated these vein clinic operations in our financial statements in accordance with the provisions of FIN 46R. Since we do not have any financial interest in the individual fertility clinics and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit profits), we do not consolidate the results of the fertility clinics in our accounts. Also, since we do not have any interest in the captive insurance provider where we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.


Liquidity and Capital Resources

As of March 31, 2009, we had approximately $24.0 million in cash and cash equivalents on hand as compared to $28.3 million at December 31, 2008. We had a working capital deficit of approximately $6.1 million, at March 31, 2009, versus a deficit of $4.0 million as of December 31, 2008. This decrease in working capital from December 31, 2008 levels was primarily due to fixed asset purchases of $2.6 million and scheduled debt payments of $0.9 million in the first quarter of 2009.


Attain IVF patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future Consumer Services Division revenues. These deposits totaled approximately $12.5 million and $13.9 million as of March 31, 2009 and December 31, 2008, respectively. The decrease in deposits is a direct result of increased patient treatments, and increased revenue realization, during the first quarter of 2009 compared to the same period in the prior year. These deposits are a significant source of cash flow and represent interest-free financing for us.

As of March 31, 2009, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements. However, we anticipate upcoming capital expenditures of approximately $3.1 million for the remainder of 2009. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements. We believe that working capital, specifically cash and cash equivalents, remains at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

In August, 2007, we entered into a new financing arrangement with Bank of America and secured a $25 million five-year term loan. After deducting the outstanding balance of $7.7 million on our previous loan amount, interest and fees, our net funding from Bank of America was $17.0 million. In order to mitigate the interest rate risk associated with this term loan, we also entered into an interest rate swap agreement on 50% of the principal amount. This swap transaction acts an effective hedge fixing the interest rate on half of our term loan at 5.39% plus the applicable margin for the life of the loan. Other features of this credit facility include a $10 million five-year revolving line of credit.

Each component of our amended credit facility bears interest by reference to Bank of America's prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.00% to 2.75% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America's prime rate and do not contain an additional margin. Interest on the prime-based loans became payable quarterly beginning November 8, 2007 and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of March 31, 2009, interest on the term loan was payable at a rate of 2.75%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.

Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of March 31, 2009 under the revolving line of credit the full amount of $10.0 million was available, of which $7.5 million was outstanding.

Our Bank of America credit facility is collateralized by substantially all of our assets. As of March 31, 2009, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.


Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at March 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.


                                                        Payments Due by Period (000's omitted)

                                          Total       Less than 1 Year   1-3 Years       4-5 Years      After 5 Years
                                          -----       ----------------   ---------       ---------      -------------


Notes payable.........................    $21,462           $3,761         $17,701         $    --            $    --
Line of credit outstanding............      7,500            7,500              --              --                 --
Interest on debt......................      2,687            1,019           1,668              --                 --
Capital lease obligations.............        281               85             196              --                 --
Operating leases......................     59,177            3,531          17,793          15,425             22,428
Fertility Partners capital and
Other obligations.....................      3,181            3,181              --              --                 --
                                          -------         --------         -------         -------           --------
Total contractual cash

     obligations......................    $94,288          $19,077         $37,358         $15,425           $22,428
                                          =======          =======         =======         =======           =======


                                                      Amount of Commitment Expiration Per Period
                                                                    (000's omitted)


                                           Total      Less than 1 year    1-3 Years       4-5 Years      After 5 Years
                                           -----      ----------------    ---------       ---------      -------------


Unused lines of credit................     $2,500        $      --          $2,500       $      --          $      --
                                           ======        =========          ======       =========          =========


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


We are also responsible for the collection of the Partner accounts receivables, which we finance with full recourse. We continuously fund these needs from our cash flow from operations, the collection of prior months' receivables and deposits from patients in advance of treatment. If delays in repayment are incurred, which have not as yet been encountered, we could draw on our existing working capital line of credit. We also make payments on behalf of the Partner for which we are reimbursed in the short-term. Other than these payments, as a general course, we do not make other advances to the medical practice. We have no other funding commitments to the Partner clinics.

New Significant Accounting Policies


As disclosed in our Form 10-K for the year ended December 31, 2008, we restated our accounting policies with respect to revenue recognition for the Attain IVF program. See Note 2 for additional details. With the exception of this change, there have been no other changes to any of our accounting policies disclosed in our most recent Annual Report on Form 10-K.

New Accounting Pronouncements


Please see Note 13 of the consolidated financial statements for a discussion on recently issued accounting pronouncements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. During the third quarter of 2007 we entered into a derivative transaction designed to hedge 50% of our variable rate term loan. As a result of this derivative transaction we have successfully shielded ourselves from a portion of the interest rate risks associated with our term loan. We are currently subject to interest rate risks associated with our short term investments and certain advances to our Fertility clinics, both of which are tied to either short term interest rates or the prime rate. As of March 31, 2009, a one percent change in interest rates would impact our pre-tax income by approximately $100,000 annually.

Item 4. Controls and Procedures


(a) Evaluation of disclosure controls and procedures



Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of March 31, 2009 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.



 (b) Changes in internal controls


There were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -         OTHER INFORMATION


     Item 1.      Legal Proceedings.

                  From time to time, we are party to legal proceedings in the ordinary course of business. As of March 31, 2009, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

     Item 1A.     Risk Factors


                  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.


     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

                  None.


     Item 3.      Defaults Upon Senior Securities.

                  None.

     Item 4.      Submission of Matters to Vote of Security Holders.

                  None.

     Item 5.      Other Information.

                  Unresolved Staff comments - we believe that we have complied with all requests of the SEC Staff in this document, but have not yet received the "no further comment" communications.

     Item 6.      Exhibits.

                  See Index to Exhibits on Page 27.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INTEGRAMED AMERICA, INC.
                                           (Registrant)




Date:    May 8, 2009                       By:/s/:  John W. Hlywak, Jr.
                                                    -------------------
                                                    John W. Hlywak, Jr.
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                 Exhibit



31.1       --     CEO  Certification  Pursuant  to  Rule  13a-14(a)  as  Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2009.

31.2       --     CFO  Certification  Pursuant  to  Rule  13a-14(a)  as  Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2009.


32.1       --     CEO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2009.

32.2       --     CFO  Certification  Pursuant to 18 U.S.C.  ss. 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2009.