Form 10-K/A
period 2007-12-31
INTEGRAMED AMERICA INC
filed 2009-06-05
CIK 885988

===============================================================================


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ____            Accelerated Filer __X__
Non-Accelerated Filer (Do not check if a smaller reporting company) Smaller Reporting Company _____.

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

================================================================================

                 Explanatory Footnote Regarding Amendment No. 1



           This amendment is filed solely to amend the certifications of our principal executive officer and principal accounting officer which were filed as
Exhibit 31.1 to our Annual Report on form 10-K for the year ended December31, 2007. That exhibit, as originally filed, inadvertently omitted necessary language in paragraph number four indicating that, in addition to being responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), the officers are responsible for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f). The revised exhibit being filed with this amendment now contains the previously omitted language. No revisions have been made to the financial statements or any other disclosures contained in the Annual Report.

           This Amendment does not reflect events that have occurred after March 14, 2008, the date upon which the Annual Report on Form 10-K was originally filed with the Securities and Exchange Commission. Accordingly, this Amendment should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

                                     PART IV


      Item 15.  Exhibits, Financial Statement Schedules.

           The following exhibits are filed with this Annual Report on Form 10-K/A.

           31 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Securities and Exchange commission Rule 13a-14(a)

           32 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INTEGRAMED AMERICA, INC.

Dated:  June 5, 2009

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

              Signature                         Title                  Date
              ---------                         -----                  ----


/s/   JAY HIGHAM
-----------------------------
      Jay Higham                President and Chief Executive
                                Officer and Director
                                (Principal Executive Officer)     June 5, 2009


/s/   JOHN W. HLYWAK, JR
-----------------------------
      John W. Hlywak, Jr.       Executive Vice President
                                and Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)               June 5, 2009

/s/   KUSH K. AGARWAL
-----------------------------
      Kush K. Agarwal           Director                          June 5, 2009

/s/   GERARDO CANET
      Gerardo Canet             Director                          June 5, 2009

/s/   WAYNE R. MOON
-----------------------------
      Wayne R. Moon             Director                          June 5, 2009

/s/   LAWRENCE J. STUESSER
-----------------------------
      Lawrence J. Stuesser      Director                          June 5, 2009

/s/   ELIZABETH E. TALLETT
-----------------------------
      Elizabeth E. Tallett      Director                          June 5, 2009

/s/   YVONNE S. THORNTON, M.D.
-----------------------------
      Yvonne S. Thornton, M.D.  Director                          June 5, 2009