Form 10-K/A
period 2008-12-31
INTEGRAMED AMERICA INC
filed 2009-06-05
CIK 885988

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes ___X___   No______

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

Large Accelerated Filer  ____                       Accelerated Filer __X__
Non-Accelerated Filer (Do not check if a smaller reporting company) ____ Smaller Reporting Company ____ .

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

===============================================================================

                                EXPLANATORY NOTE


          IntegraMed America, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009 (the "Original Filing"). The Amendment only amends "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto, as well as the Report of Independent Registered Public Accounting Firm. In addition, new certifications are filed as exhibits to the Amendment. However, the Amendment sets forth the Form 10-K in its entirety. The Amendment is filed in response to comment letters the Company received from the staff of the Securities and Exchange Commission on the Original Filing.

          The Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including the Company's definitive proxy statement filed on April 15, 2009.
      None of the reported amounts in the Consolidated Balance Sheets, Statements of Operations, Statements of Shareholders' Equity or Statements of Cash Flows were changed from those originally reported.

      A list of changes made in the attached document follow:

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
Significant Contractual Obligations and Other Commercial Commitments, page 30
-----------------------------------------------------------------------------

We added interest expense on long-term debt as a line item in the table.

Consolidated Financial Statements
---------------------------------
Report of Independent Registered Public Accounting Firm, pages F-2 and F-3
--------------------------------------------------------------------------

Vein Clinics of America, Inc., which was acquired on August 8, 2007, should have been included in the scope of auditing internal controls over financial reporting for the year ended 2008. The auditor's report now covers the internal controls of Vein Clinics of America.

Notes to Consolidated Financial Statements-Note 2 - Restatement, page F-9
-------------------------------------------------------------------------

Restated income before income tax for 2006 contained a typographical error. The restated income before income tax has been corrected and is $3,047.

Note 3 - Summary of significant Accounting Policies
---------------------------------------------------
Basis of Consolidation, page F-11
---------------------------------

We have added disclosure of the rate to which the Attain IVF Program has penetrated its target market, which is the self-pay patient in Note 3, "Consumer Services- Attain IVF Program" creating a new last paragraph.

Revenue Recognition Consumer Services - Shared Risk Refund Program, page 7 and F-11
--------------------------------------------------------------------------------

We have added disclosure of the termination provisions of the Attain IVF program in Part I, Item 1, "Overview of Our Business Strategy for the Consumer Services Division", Item (ii), fifth paragraph, last sentence and in Note 3," Consumer Services- Attain IVF Program", fifth paragraph, last sentence.

We have added disclosure to state that most clinical pregnancies result in a delivery of a baby in the "Overview of Our Business Strategy for the Consumer Services Division", Item (ii), fourth paragraph, sixth line and in Note 3, "Consumer Services- Attain IVF Program", second paragraph, sixth line.

Significant Service Contracts, page 12 and F-16
-----------------------------------------------
We have added disclosure to quantify the limit imposed by the contract with respect to revenues earned based on a percentage of center's earnings in Part I,
Item 1, "Significant Service Contracts", third paragraph and in Note 4, last paragraph.


                                   ----------

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

     We receive payment directly from consumers who qualify for the program. By contract 30% of the enrollment fee is non-refundable (for the non-donor option) and is recognized ratably (on a fair value basis) as revenue over the course of the patient's treatment cycles. If the patient achieves pregnancy prior to the completion of the last available cycle, then the remaining unamortized portion of the non-refundable fee is immediately recognized as income. The remaining 70% of the revenue is recorded upon the patient becoming pregnant and achieving a fetal heartbeat (at this point of the pregnancy most patients go on to deliver a baby). We are able to record this income at the time of pregnancy as we have substantially completed our fertility obligation to the patient and we can accurately estimate the amount of expenses or refunds that will become due if there is a pregnancy loss. We are able to make these estimates for pregnancy loss based upon reliable Company specific data with respect to the large homogeneous population we have served for more than seven years. Expenses prior to pregnancy related to the program are recorded as incurred. All of the amounts shown on the balance sheet in the accompanying financial statements as "Attain IVF deferred revenue and Other Patient Deposits" consist of unrecognized program enrollment/service fees and potentially refundable contract amounts for enrolled patients who have not had a successful pregnancy outcome and deposits received from patients who have not yet commenced treatment under the program.


     Due to the characteristics of the program, we assume the risk for a patient's treatment cost in excess of their enrollment fee should initial treatment cycles be unsuccessful. In order to moderate and manage this risk, we have developed a sophisticated statistical model and case management program in which Attain IVF patients are medically pre-approved prior to enrollment in the program. We also continuously review their clinical criteria as they undergo treatment. If, while undergoing treatment, a patient's clinical response falls outside our criteria for participation in the Attain IVF program, we have the right to remove that individual from the program, with an applicable refund to the patient. To date, our case management process has been effective in managing the risks associated with our Attain IVF program within expected limits. A patient may withdraw from the program at anytime and will be issued a refund.



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

                                                  Fertility     Consumer     Vein
                                                  Centers       Services     Clinics(1)   Corp G&A   Consolidated
                                                  ---------     --------     ----------   --------   ------------
For the Year ended December 31, 2008
     Revenues ................................   $ 138,440     $  19,013    $  39,950    $    --      $ 197,403
     Cost of Services ........................     128,224        14,331       37,299         --        179,854
                                                 ---------     ---------    ---------    ---------    ---------
     Contribution ............................      10,216         4,682        2,651         --         17,549
     Operating Margin ........................         7.4%         24.6%         6.6%        --            8.9%

     General and administrative ..............           0             0            0       10,654       10,654
     Interest (income) expense, net ..........        (181)            0            8        1,353        1,180
                                                 ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .......   $  10,397     $   4,682    $   2,643    $ (12,007)   $   5,715
                                                 =========     =========    =========    =========    =========
     Depreciation expense included above .....   $   4,327     $       3    $     761    $     898    $   5,989
     Capital expenditures, net ...............   $   4,053     $    --      $   1,057    $     585    $   5,695
     Total assets ............................   $  36,885     $     331    $  46,750    $  37,477    $ 121,443

For the Year ended December 31, 2007, restated
     Revenues ................................   $ 121,078     $  15,804    $  14,284    $    --      $ 151,166
     Cost of Services ........................     111,059        12,325       13,304         --        136,688
                                                 ---------     ---------    ---------    ---------    ---------
     Contribution ............................      10,019         3,479          980         --         14,478
     Operating Margin ........................         8.3%         22.0%         6.9%        --            9.6%

     General and administrative ..............        --            --           --         10,536       10,536
     Interest (income) expense, net ..........        (203)         --              2           81         (120)
                                                 ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .......   $  10,222     $   3,479    $     978    $ (10,617)   $   4,062
                                                 =========     =========    =========    =========    =========
     Depreciation expense included above .....   $   4,003     $       3    $     255    $     846    $   5,107
     Capital expenditures, net ...............   $   4,654     $    --      $     906    $     662    $   6,222
     Total assets ............................   $  42,586     $     888    $  44,786    $  25,912    $ 114,172

For the Year ended December 31, 2006, restated
     Revenues ................................   $ 112,767     $  13,051    $    --      $    --      $ 125,818
     Cost of Services ........................     104,357         9,412         --           --        113,769
                                                 ---------     ---------    ---------    ---------    ---------
     Contribution ............................       8,410         3,639         --           --         12,049
     Operating Margin ........................         7.5%         27.9%        --           --            9.6%

     General and administrative ..............        --            --           --          9,380        9,380
     Interest (income) expense, net ..........        (279)         --           --            (99)        (378)
                                                 ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .......   $   8,689     $   3,639    $    --      $  (9,281)   $   3,047
                                                 =========     =========    =========    =========    =========
     Depreciation expense included above .....   $   3,594     $       2    $    --      $     614    $   4,210
     Capital expenditures, net ...............   $   2,158     $    --      $    --      $   1,075    $   3,233
     Total assets ............................   $  41,458     $     995    $    --      $  33,870    $  76,323

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

     The third tier of our fee structure with these significant contracts contains provisions as follows:


    o R.S.C. of New England - a fixed annual percentage of the center's earnings.
    o Fertility Centers of Illinois - a fixed percentage of the center's earnings subject to a fixed dollar amount ($1,865,000) as an upper boundary and a fixed dollar amount ($932,000) as a lower boundary subject to a fixed percentage of the center's earnings limitation.
    o Shady Grove Fertility Center - a fixed dollar amount of the center's earnings subject to a fixed percentage of the center's earnings limitation ($1,071,000 is the upper boundary and $540,000 is the lower boundary of the calculation).


A complete listing of our fertility Partner contracts and vein clinic locations is presented below.

Fertility Partner contracts:
----------------------------

                                                                                    Year             Remaining
                                                                                    Contract         Contract     No. of   No. of
  No.      Name                                                   State             Acquired         Years        MD's     PhD's
  ---      ----                                                   -----             --------         -----        ----     -----

  1.       Arizona Reproductive Medicine Specialists, Ltd.        AZ                July 2008          25          4         1
  2.       Southeastern Fertility Centers, P.A.                   SC                April 2008         24          2         1
  3.       Center for Reproductive Medicine, P.A.                 FL                August 2007        23          5         1
  4.       Reproductive Partners Medical Group, Inc.              CA                January 2005       21          9         0
  5.       Seattle Reproductive Medicine, Inc., P.S.              WA                January 2004       10          7         1
  6.       Reproductive Endocrine Associates of Charlotte, P.C.   NC                September 2003     10          6         0
  7.       Northwest Center for Infertility & Reproductive        FL                April 2002          8          6         1
           Endocrinology
  8.       Shady Grove Fertility Reproductive Science Center,     MD, VA & DC       March 1998         14         21         2
           P.C.
  9.       Fertility Centers of Illinois, S.C.                    IL                August 1997        13         11         2
  10.      Bay Area Fertility & Gynecology Medical Group, Inc.    CA                January 1997       13          5         1
  11.      MPD Medical Associates (MA), P.C.                      MA, NH & RI       July 1988           3          7         1

Vein Clinic locations:

  No.      Location                  Date Clinic Opened              No.   Location                    Date Clinic Opened
  ---      --------                  ------------------              ---   --------                    ------------------

  1.       Pittsburgh, PA            December 2008                  17.    Knoxville, TN               March 2001
  2.       Skokie, IL                December 2008                  18.    Raleigh, NC                 March 2000
  3.       Marietta, GA              June 2008                      19.    Greensboro, NC              January 2000
  4.       Alexandria, VA            April 2008                     20.    Madison, WI                 March 1999
  5.       Milwaukee, WI             March 2008                     21.    Rockville, MD               November 1998
  6.       Boca Raton, FL            February 2008                  22.    Charlotte, NC               February 1998
  7.       Sterling, VA              December 2007                  23     Orland Park, IL             November 1996
  8.       Ft. Lauderdale, FL        July 2007                      24.    Gurnee, IL                  September 1995
  9.       St. Louis, MO             January 2007                   25.    Fairfax, VA                 March 1992
  10.      Merrillville, IN          August 2006                    26.    Overland Park, KS           April 1991
  11.      Kansas City, MO           June 2006                      27.    Owings Mills, MD            July 1990
  12.      West Palm Beach, FL       December 2005                  28.    Buffalo Grove, IL           August 1989
  13.      Alpharetta, GA            October 2005                   29     Atlanta, GA                 June 1988
  14.      Naperville, IL            September 2004                 30.    Oak Brook, IL               Pre-1985
  15.      Lawrenceville, GA         September 2001                 31.    Chicago, IL                 Pre-1985
  16.      Indianapolis, IN          April 2001                     32.    Schaumburg, IL              Pre-1985

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

                                                      Common Stock
                                                  -----------------------
                                                  High               Low
                                                  -----------------------
         2007
         First Quarter......................     12.53             10.42
         Second Quarter.....................     13.18             10.53
         Third Quarter......................     12.69              9.68
         Fourth Quarter.....................     15.05             10.68

         2008
         First Quarter......................     12.00              8.30
         Second Quarter.....................     10.32              6.79
         Third Quarter......................      8.20              5.77
         Fourth Quarter.....................      7.08              4.30

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


      [GRAPHIC OMITTED][GRAPHIC OMITTED]



------------------------------------------------------------------------------
                            12/03    12/04    12/05   12/06    12/07    12/08
------------------------------------------------------------------------------

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

Statement of Operations Data:

                                                                           December 31,
                                                -------------------------------------------------------------
                                                  2008         2007           2006         2005        2004
                                                --------     --------      ---------    ---------   -------
                                                            (in thousands, except per share amounts)

Revenues, net................................  $197,403      $151,166       $125,818     $128,215    $107,304
Costs of services incurred...................   179,854       136,688        113,769      116,385      97,605
                                               --------      --------       --------     --------    --------
Contribution.................................    17,549        14,478         12,049       11,830       9,699
General and administrative expenses..........    10,654        10,536          9,380        9,973       8,065
Total other (income) expense, net............     1,180          (120)          (378)        (192)         36
                                               --------      --------       --------     --------    --------
Income before taxes..........................     5,715         4,062          3,047        2,049       1,598
Provision for income taxes...................     2,226         1,391            263           744        642
                                                -------       -------     ----------     --------- ----------
Net income...................................     3,489         2,671          2,784        1,305         956
Net income applicable to Common
   Stock ....................................  $  3,489      $  2,671       $  2,784     $  1,305        $956
                                               ========      ========       ========     ========         ===

Basic EPS....................................  $   0.40      $   0.32       $   0.34     $   0.17      $ 0.13
                                               ========      ========       ========     ========      ======
Diluted EPS..................................  $   0.40      $   0.32       $   0.34     $   0.17      $ 0.13
                                               ========      ========       ========     ========      ======

Weighted average shares - basic..............     8,618         8,310          8,090        7,561       7,219
                                                  =====         =====          =====        =====       =====
Weighted average shares  - diluted...........     8,691         8,410          8,194        7,818       7,549
                                                  =====         =====          =====        =====       =====

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


2006
----

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

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the years ended December 31, 2008, 2007 and 2006 (for comparability purposes, the tax benefit for 2006 is omitted):


                                                2008      2007      2006
                                               ------    ------    ------
Revenues, net:
  Fertility Centers ......................      70.1%     80.1%     89.6%
  Consumer Services ......................       9.6%     10.5%     10.4%
  Vein Clinics ...........................      20.3%      9.4%      0.0%
                                               -----     -----     -----
   Total revenues ........................     100.0%    100.0%    100.0%

Costs of services incurred:
  Fertility Centers ......................      65.0%     73.5%     82.9%
  Consumer Services ......................       7.2%      8.1%      7.5%
  Vein Clinics ...........................      18.9%      8.8%      0.0%
                                               -----     -----     -----
   Total costs of service ................      91.1%     90.4%     90.4%

Contribution:
  Fertility Centers ......................       5.1%      6.6%      6.7%
  Consumer Services ......................       2.4%      2.4%      2.9%
  Vein Clinics ...........................       1.4%      0.6%      0.0%
                                               -----     -----     -----
    Total contribution ...................       8.9%      9.6%      9.6%


General and administrative expenses ......       5.4%      7.0%      7.5%
Interest income ..........................       (.2)%     (.8)%     (.9)%
Interest expense .........................        .8%       .7%       .6%
                                               -----     -----     -----
       Total other expenses ..............       6.0%      6.9%      7.2%

Income from operations before income taxes       2.9%      2.7%      2.4%
Income tax provision .....................       1.1%      0.9%      0.9%
                                               -----     -----     -----
Net income ...............................       1.8%      1.8%      1.5%
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

     The table below illustrates the components of the Fertility Centers segment revenue in relation to the physician practice financials for 2008, 2007 and 2006 (000's omitted):

                                    Twelve Months Ending December 31,
                                    ---------------------------------
                                       2008       2007        2006
                                     -------    --------    --------


       Physician Financials
       --------------------
(a)   Patient revenue .............   $192,380   $168,653   $152,632
(b)   Cost of services ............    125,156    109,132    102,625
(c)   Base service fee ............      8,798      7,791      7,170
                                      --------   --------   --------
(d)   Practice contribution (a-b-c)     58,426     51,730     42,837
(e)   Physician compensation ......     52,863     46,678     38,577
(f)   IntegraMed additional fee ...      5,563      5,052      4,260

      IntegraMed Financials
      ---------------------
(g)  IntegraMed gross revenue
      (b+c+f) .................        139,517    121,975    114,055
(h)  Amortization of business
       service rights .........         (1,300)    (1,343)    (1,495)
(i)  Other revenue ............            223        446        207
                                     ---------  ---------    -------
(j)  IntegraMed fertility
       services revenue (g+h+i)      $ 138,440  $ 121,078  $ 112,767
                                     =========  =========  =========

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


     We have included the results of VCA in our financial statements since the date of its acquisition on August 8, 2007. For purposes of additional analysis and to demonstrate the significant seasonality of this segment, summarized VCA quarterly data for 2008 and 2007 (revenues and contribution in thousands) appear below:

                     Revenues, Net             Contribution                New Patients         Total Procedures
                     -------------             ------------               -------------         ----------------
                    2008   2007                2008     2007             2008     2007           2008     2007
                    ----   ----                ----     ----             ----     ----           ----     ----

First quarter...   $8,842  $7,404              $322     $266            1,208    1,114         15,559   13,778
Second quarter .   10,062   9,155               713    1,158            1,572    1,382         19,116   15,448
Third quarter...   10,360   8,283               892   (1,704) (a)       1,500    1,266         17,739   14,296
Fourth quarter..   10,686   9,704               724      438            1,187    1,127         18,885   15,814
                   ------    ----               ---      ---            -----    -----         ------   ------
Total year .....  $39,950 $34,546            $2,651     $158            5,467    4,889         71,299   59,336
                  =======  ======            ======     ====            =====    =====         ======   ======

(a) Includes non-recurring expenses of $2,016,000 related to the sale of the company.


VCA operated 32 clinics at the end of 2008, 28 clinics at the end of 2007 and 25 at the end of 2006.


     Contribution
     ------------


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

     Off-balance Sheet Arrangements
     ------------------------------

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


     Liquidity and Capital Resources
     -------------------------------

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

Payments Due by Period (000's omitted)

                                      Total     Less than 1 year      1 - 3 years    4 - 5 years    After 5 years
                                 -------------- ----------------  ----------------   -----------    -------------


Notes Payable.................       $ 22,418          $ 3,768           $18,650         $    --       $     --
Line of Credit Outstanding......       $7,500          $ 7,500           $    --         $    --       $     --
Capital lease obligations.....            301               83               218         $    --             --
Interest on debt..............          2,972            1,067             1,905
Operating leases..............         60,353            4,708            17,793          15,425         22,427
Fertility Partners capital and
    other obligations.........          5,747            5,747                --              --             --
Total contractual cash
    obligations...............        $99,291          $22,873           $38,556         $15,425        $22,427
                                      =======          =======           =======         =======        =======



                                                      Amount of Commitment Expiration Per Period

                                       Total      Less than 1 year    1 - 3 years   4 - 5 years      After 5 years
                                   -------------  ----------------   -------------  -------------    -------------

Unused lines of credit........        $ 2,500          $    --            $2,500         $    --        $    --
                                      =======          =======            ======    ============        =======


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

         (b) Exhibits. The list of exhibits required to be filed with this Annual Report on Form 10-K-A is set forth in the Index to Exhibits herein.

                              FINANCIAL STATEMENTS

                              Item 8 and 15 (a)(1)

                                    Contents

                                                                            Page
INTEGRAMED AMERICA, INC.

        Report of Independent Registered Public Accounting Firm .......  F-2-3
        Consolidated Balance Sheets as of December 31, 2008 and 2007... F-4 Consolidated Statements of Operations for the years ended
           December 31, 2008, 2007 and 2006............................  F-5
        Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 2008, 2007 and 2006................  F-6
        Consolidated Statements of Cash Flows for the years ended
           December 31, 2008, 2007 and 2006............................  F-7
        Notes to Consolidated Financial Statements.....................  F-8

FINANCIAL STATEMENT SCHEDULE

        Report of Independent Registered Public Accounting Firms
           on Financial Statement Schedule II..........................  S-1
        Valuation and Qualifying Accounts..............................  S-2

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         To the Board of Directors and
         Shareholders of


         We have audited the accompanying consolidated balance sheets of IntegraMed America, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited IntegraMed America, Inc.`s internal control over financial reporting as of , based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
         (COSO). IntegraMed America, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying consolidated financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IntegraMed America, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
         (COSO).

         As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company restated its consolidated financial statements as of December 31, 2007 and 2006 as a result of a change in its revenue recognition policy for its Attain IVF Program, net of the related income tax effect.

         As discussed in Note 15 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Interpretation (FIN) No. 48 "Accounting for Uncertainty in Income Taxes- an interpretation of Statement of Financial Accounting Standards No. 109."







         /s/Amper, Politziner & Mattia, LLP.
         Edison, New Jersey
         March 30, 2009

PART I -- FINANCIAL INFORMATION
Item 1.          Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all dollars in thousands, except share amounts)

                                                                                     December 31,    December 31,
                                                                                     ------------    ------------
                                                                                          2008          2007
                                                                                     ------------    ------------
                                                                                                     (restated)

                                     ASSETS
Current assets:
   Cash and cash equivalents .......................................................   $  28,275    $  23,740
   Patient and other receivables, net ..............................................       6,681        5,511
   Deferred taxes ..................................................................       5,744        5,565
   Other current assets ............................................................       6,468        4,669
                                                                                       ---------    ---------
       Total current assets ........................................................      47,168       39,485

   Fixed assets, net ...............................................................      16,618       16,912
   Intangible assets, Business Service Rights, net .................................      21,956       22,305
   Goodwill ........................................................................      29,478       29,359
   Trademarks ......................................................................       4,442        4,492
   Other assets ....................................................................       1,781        1,619
                                                                                       ---------    ---------
       Total assets ................................................................   $ 121,443    $ 114,172
                                                                                       =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................   $   2,853    $   1,895
   Accrued liabilities .............................................................      16,676       16,941
   Current portion of long-term notes payable and other obligations ................      11,351        3,661
   Due to Fertility Medical Practices ..............................................       6,354        9,043
   Attain IVF deferred revenue and other Patient Deposits ..........................      13,892       12,465
                                                                                       ---------    ---------
       Total current liabilities ...................................................      51,126       44,005

Long-term notes payable and other obligations ......................................      18,868       21,799
Deferred and other tax liabilities .................................................         696        1,819
                                                                                       ---------    ---------
       Total Liabilities ...........................................................      70,690       67,623

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

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)



                                                      For the Year ended
                                               ----------------------------------
                                                 2008         2007         2006
                                               -------    ----------    ---------
                                                          (restated)   (restated)
Revenues, net
   Fertility Centers ....................   $  138,440    $  121,078    $  112,767
   Consumer Services ....................       19,013        15,804        13,051
   Vein Clinics .........................       39,950        14,284            --
                                            ----------    ----------    ----------
       Total revenues ...................      197,403       151,166       125,818
                                            ----------    ----------    ----------

Costs of services and sales:
   Fertility Centers ....................      128,224       111,059       104,357
   Consumer Services ....................       14,331        12,325         9,412
   Vein Clinics .........................       37,299        13,304            --
                                            ----------    ----------    ----------
       Total costs of services and sales       179,854       136,688       113,769
                                            ----------    ----------    ----------

Contribution
   Fertility Centers ....................       10,216        10,019         8,410
   Consumer Services ....................        4,682         3,479         3,639
   Vein Clinics .........................        2,651           980            --
                                            ----------    ----------    ----------
       Total contribution ...............       17,549        14,478        12,049

General and administrative expenses .....       10,654        10,536         9,380
Interest income .........................         (383)       (1,256)       (1,073)
Interest expense ........................        1,563         1,136           695
                                            ----------    ----------    ----------
       Total other expenses .............       11,834        10,416         9,002
                                            ----------    ----------    ----------

Income before income taxes ..............        5,715         4,062         3,047
Income tax provision ....................        2,226         1,391         1,084
Income tax benefit ......................           --            --          (821)
                                            ----------    ----------    ----------
Net income ..............................   $    3,489    $    2,671    $    2,784
                                            ==========    ==========    ==========

Basic and diluted net earnings per share:
   Basic earnings per share .............   $     0.40    $     0.32    $     0.34
   Diluted earnings per share ...........   $     0.40    $     0.32    $     0.34

   Weighted average shares - basic ......        8,618         8,310         8,090
                                            ==========    ==========    ==========
   Weighted average shares - diluted ....        8,691         8,410         8,194
                                            ==========    ==========    ==========


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)
                                   (Restated)

                                                                      Accumulated
                                    Common Stock       Capital in    Comprehensive    Treasury Stock       Accumulated      Total
                                   Shares   Amount    Excess of Par     Income       Shares     Amount       Deficit       Equity
                                   ------   ------    -------------     ------       ------     ------       -------       ------

BALANCE AT DECEMBER 31, 2005        8,008       80       49,364             --          133     (937)        (12,635)      35,872
Stock grants issued, net               85        1           58             --           --       --              --           59
Stock grant compensation expense
   amortization                        --       --          405             --           --       --              --          405
Exercise of common stock options
   and related tax benefits           187        1          498             --           --       --              --          499
Amortization of common stock option
   compensation expense                --       --           87             --           --       --              --           87
Unrealized loss on hedging transaction --       --           --             (9)          --       --              --           (9)
Retirement of Treasury stock, net
   of shares issued upon exercise
   of options or issuance of
   stock grants                      (153)      (1)      (1,167)            --         (133)     937              --         (231)
Net income for the year ended 12/31/06 --       --           --             --           --       --           2,784        2,784
                                     ----      ---       ------           ----         ----     ----          ------       ------

BALANCE AT DECEMBER 31, 2006        8,127       81       49,245             (9)          --       --          (9,851)      39,466
Stock grants issued, net               78       --           --             --           19     (228)             --         (228)
Stock grant compensation expense
   amortization                        --       --          558             --           --       --              --          558
Exercise of common stock options
  and related tax benefits             35        1          154             --           --       --              --          155
Treasury stock transactions, net       (5)      --          (63)            --           (5)      63              --           --
Issuance of common stock upon acquisition
  of Vein Clinics of America, Inc.    337        4        3,996             --           --       --              --        4,000
Unrealized loss on hedging transaction --       --           --            (73)          --       --              --          (73)
Net income for the year ended 12/31/07 --       --           --             --           --       --           2,671        2,671
                                     ----     ----         ----            ---         ----     ----         -------     --------

BALANCE AT DECEMBER 31, 2007        8,572       86       53,890            (82)          14     (165)         (7,180)      46,549
Stock grants issued, net               99        1           (1)            --           --       --              --           --
Stock grant compensation expense
   amortization                        --       --          858             --           --       --              --          858
Exercise of common stock options
    and related tax benefits           11        1          360             --            2      (23)             --          338
Treasury stock transactions, net      (14)      (1)        (164)            --            7      (23)             --         (188)
Unrealized loss on hedging transaction --       --           --           (293)          --       --              --         (293)
Net income for the year ended 12/31/08 --       --           --             --           --       --           3,489        3,489
                                     ----     ----         ----            ---         ----     ----         -------     --------
BALANCE AT DECEMBER 31, 2008        8,668      $87      $54,943          ($375)          23    ($211)        ($3,691)     $50,753
                                    =====      ===      =======          =====           ==    =====         =======      =======

         See accompanying notes to the consolidated financial statements

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)

                                                                                           For the
                                                                                     Twelve-month period
                                                                                     Ended December 31,
                                                                               --------------------------------
                                                                                 2008        2007         2006
                                                                               -------      ------      -------
                                                                                          (restated)   (restated)
Cash flows from operating activities:
Net income .................................................................   $  3,489    $  2,671    $  2,784
Adjustments to reconcile net income to net cash provided
    operating activities:
      Depreciation and amortization ........................................      7,288       6,450       5,705
      Deferred income tax provision ........................................     (1,068)        469        (799)
      Deferred or stock-based compensation .................................        858         558         492

Changes in assets and liabilities --
    Decrease (increase) in assets, net of assets acquired from VCA
      Patient and other accounts receivables ...............................     (1,170)       (378)         45
      Prepaids and other current assets ....................................       (643)     (1,040)       (403)
      Other assets .........................................................       (162)       (122)        (99)

    (Decrease) increase in liabilities, net of liabilities acquired from VCA
      Accounts payable .....................................................        958        (271)        590
      Accrued liabilities ..................................................     (1,421)          2       3,890
      Due to medical practices .............................................     (2,689)      4,744        (650)
      Attain IVF deferred revenue and other patient deposits ...............      1,427       2,873       2,408
                                                                               --------    --------    --------
Net cash provided by operating activities ..................................      6,867      15,956      13,963

Cash flows from investing activities:
Purchase of business service rights ........................................       (950)     (2,653)       --
Cash paid to purchase VCA, net of cash acquired ............................       (119)    (25,409)       --
Purchase of other intangibles ..............................................         50         (40)        (12)
Purchase of fixed assets and leasehold improvements, net ...................     (5,695)     (6,222)     (3,233)
                                                                               --------    --------    --------
Net cash used in investing activities ......................................     (6,714)    (34,324)     (3,245)

Cash flows from financing activities:
    Proceeds from issuance of debt .........................................      7,880      25,000        --
    Debt repayments ........................................................     (3,648)    (15,163)     (1,382)
    Common Stock transactions ..............................................        150          87         327
                                                                               --------    --------    --------
Net cash provided by (used in) financing activities ........................      4,382       9,924      (1,055)
                                                                               --------    --------    --------

Net increase (decrease) in cash and cash equivalents .......................      4,535      (8,444)      9,663
Cash and cash equivalents at beginning of period ...........................     23,740      32,184      22,521
                                                                               --------    --------    --------
Cash and cash equivalents at end of period .................................     28,275      23,740      32,184
                                                                               ========    ========    ========

Supplemental Information:
     Interest paid .........................................................      1,632       1,024         695
     Income taxes paid .....................................................      1,526       1,130         327


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

                                    For the twelve months ended
                                             December 31,
                                    ----------------------------
                                      2008      2007      2006
                                    --------  -------   --------

Revenue recognized from prior year    2,796     1,964     1,344
Revenue deferred to future year ..   (3,477)   (2,796)   (1,964)
                                     ------    ------    ------
     Net change in annual revenue      (681)     (832)     (620)
                                     ======    ======    ======

     Our new revenue recognition policy, as more fully described in Note 3 - "Summary of Significant Accounting Policies", changes the timing of the revenue recognition for the non-refundable fees, and aligns it more closely to the underlying treatment cycles delivered to the patient.

The change in the timing related to revenue recognition had the following effects:


                                                        2008         2007         2006
                                                        ----         ----         ----

Revenue as reported ...............................   $ 198,084    $ 151,998    $ 126,438
Net Change in reported revenue ....................        (681)        (832)        (620)
                                                      ---------    ---------    ---------
Revenue as restated ...............................   $ 197,403    $ 151,166    $ 125,818
                                                      =========    =========    =========


Income before income taxes as reported ............   $   6,454    $   4,952    $   3,731
Net change in reported revenue ....................        (681)        (832)        (620)
Net change in reserve for medical costs ...........         (58)         (58)         (64)
                                                      ---------    ---------    ---------
Income before income taxes as restated ............   $   5,715    $   4,062    $   3,047
                                                      =========    =========    =========


Income tax provision as reported ..................   $   2,514    $   1,695    $     507
Net change in income taxes from above adjustments .        (288)        (304)        (244)
                                                      ---------    ---------    ---------
Income tax provision as restated ..................   $   2,226    $   1,391    $     263
                                                      =========    =========    =========

Net income as reported ............................   $   3,940    $   3,257    $   3,224
Summary of above adjustments ......................        (451)        (586)        (440)
                                                      ---------    ---------    ---------
Net income as restated ............................   $   3,489    $   2,671    $   2,784
                                                      =========    =========    =========

Diluted earnings per share as reported ............   $    0.45    $    0.39    $    0.39
Change in earnings per share from above adjustments       (0.05)       (0.07)       (0.05)
                                                      ---------    ---------    ---------
Diluted earnings per share as restated ............   $    0.40    $    0.32    $    0.34
                                                      =========    =========    =========

Current liabilities as reported ...................   $  47,329    $  40,946    $  25,687
Cumulative effect of restatement on liabilities ...       3,797        3,059        2,169
                                                      ---------    ---------    ---------
Current liabilities as restated ...................   $  51,126    $  44,005    $  27,856
                                                      =========    =========    =========

Shareholders' Equity as reported ..................   $  53,158    $  48,503    $  40,834
Cumulative effect of restatement on
    Shareholders' Equity ..........................      (2,405)      (1,954)      (1,368)
                                                      ---------    ---------    ---------
Shareholders' Equity as restated ..................   $  50,753    $  46,549    $  39,466
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

     We evaluate whether we should report the results of the clinical operations in which we have management service contracts in accordance with FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's"). Since we do not have a controlling financial interest in any of the fertility medical practices to which we provide services, and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit of profits) we do not consolidate their results. This is further supported by the facts that the physician owners of the clinics have the voting rights with respect to the entity and sufficient equity interests to fund their entity. We do have effective voting control and a controlling financial interest in the operations of each of the vein clinics, where we are the primary beneficiary and obligor of their financial results (our contracts provide for us to receive any excess or deficit of profits) and therefore consolidate the results of those clinic operations. Accordingly, we report the revenue for patient services only from the vein clinic segment and those fertility patients who enroll in the Attain IVF Program (included in our consumer services segment).

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

   Revenue Recognition --

     Fertility Centers - Partner service fees

     Under all of our fertility Partner agreements, we receive as compensation for our services a three-part fee comprised of: (i) a tiered percentage of the fertility centers net revenues, (ii) reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center) and (iii) either a fixed percentage ranging from 10% to 20%, or a fixed dollar amount (limited to $1,071,000 and $1,865,000 for the year ended December 31, 2008 at our two largest fertility centers) of the fertility centers earnings after services fees, which may be subject to further limits. All revenues from Partner contracts are recorded in the period services are rendered. Direct costs incurred by us in performing our services and costs incurred on behalf of the medical practices are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed.

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

     By contract, a portion of the enrollment fee (generally 30%) is non-refundable and is recognized as revenue based on the relative fair value of each treatment cycle completed relative to the total fair value of the contracted treatment package available to the patient, following the guidance of Emerging Issues Task Force statement 00-21. The remaining revenue, which consists of the 70% refundable portion as well as any part of the 30% non-refundable portion not yet recognized as revenue, is recorded upon the patient becoming pregnant and achieving a fetal heartbeat (most of the patients that are pregnant at this point go on to deliver a baby). We are able to record income at the time of pregnancy as we have substantially completed our obligation to the patient, discharged the patient from the care of the fertility specialists, and we can accurately estimate the amount of expenses and refunds that will become due if there is a pregnancy loss. We are able to make these estimates for pregnancy loss based upon reliable Company specific data with respect to the large homogeneous population we have served for more than seven years. Expenses prior to pregnancy related to the program and principally paid to the affiliated fertility clinic are recorded as incurred.

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

     The table below presents the balances of each of these liabilities as of the respective dates (000's):

                                                       December 31,
                                                   ---------------------
                                                   2008             2007
                                                   ----             ----

         Deposits or refundable fees............. $12,636        $11,254
         Refund reserve for pregnant patients....     386            403
         Medical cost reserve....................     321            262


     Due to the characteristics of the program, we assume the risk for a patient's treatment cost in excess of their enrollment fee should initial treatment cycles be unsuccessful. In order to moderate and manage this risk, we have developed a sophisticated statistical model and case management program in which Attain IVF patients are medically pre-approved prior to enrollment in the program. We also continuously review their clinical criteria as they undergo treatment. If, while undergoing treatment, a patient's clinical response falls outside our criteria for participation in the Attain IVF program, we have the right to remove that individual from the program, with an applicable refund to the patient. To date, our case management process has been effective in managing the risks associated with our Attain IVF program within expected limits. A patient may withdraw from the program at anytime and will be issued a refund.



     The Attain IVF Program is available to the self-pay patient. Approximately 12.9%, 11.6% and 9.6% of the self-pay patients served by our network chose to enroll in the Attain IVF Program in 2008, 2007 and 2006, respectively.


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

     The third tier of our fee structure with these significant contracts contains provisions as follows:


     o   R.S.C.  of New  England - a fixed  annual  percentage  of the  center's earnings.
     o Fertility Centers of Illinois - a fixed percentage of the center's earnings subject to a fixed dollar amount as an upper boundary ($1,865,000) and a fixed dollar amount as a lower boundary ($932,000) subject to a fixed percentage of the center's earnings limitation.
     o Shady Grove Fertility Center - a fixed dollar amount of the center's earnings subject to a fixed percentage of the center's earnings limitation ($1,071,000 is the upper boundary and $540,000 is the lower boundary of this calculation).


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

Performance by segment, for the three years ended December 31 2008, 2007 (restated) and 2006 (restated) are presented below (000's omitted):

                                           Fertility      Consumer       Vein
                                            Centers       Services     Clinics(1)   Corp G&A   Consolidated
                                            -------       --------     ----------   --------   ------------
For the Year ended December 31, 2008
     Revenues ..........................   $ 138,440     $  19,013    $  39,950    $    --      $ 197,403
     Cost of Services ..................     128,224        14,331       37,299         --        179,854
                                           ---------     ---------    ---------    ---------    ---------
     Contribution ......................      10,216         4,682        2,651         --         17,549
     Operating Margin ..................         7.4%         24.6%         6.6%        --            8.9%

     General and administrative ........           0             0            0       10,654       10,654
     Interest (income) expense, net ....        (181)            0            8        1,353        1,180
                                           ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .   $  10,397     $   4,682    $   2,643    $ (12,007)   $   5,715
                                           =========     =========    =========    =========    =========
     Depreciation expense included above   $   4,327     $       3    $     761    $     898    $   5,989
     Capital expenditures, net .........   $   4,053     $    --      $   1,057    $     585    $   5,695
     Total assets ......................   $  36,885     $     331    $  46,750    $  37,477    $ 121,443

For the Year ended December 31, 2007
     Revenues ..........................   $ 121,078     $  15,804    $  14,284    $    --      $ 151,166
     Cost of Services ..................     111,059        12,325       13,304         --        136,688
                                           ---------     ---------    ---------    ---------    ---------
     Contribution ......................      10,019         3,479          980         --         14,478
     Operating Margin ..................         8.3%         22.0%         6.9%        --            9.6%

     General and administrative ........        --            --           --         10,536       10,536
     Interest (income) expense, net ....        (203)         --              2           81         (120)
                                           ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .   $  10,222     $   3,479    $     978    $ (10,617)   $   4,062
                                           =========     =========    =========    =========    =========
     Depreciation expense included above   $   4,003     $       3    $     255    $     846    $   5,107
     Capital expenditures, net .........   $   4,654     $    --      $     906    $     662    $   6,222
     Total assets ......................   $  42,586     $     888    $  44,786    $  25,912    $ 114,172

                                           Fertility     Consumer        Vein
                                            Centers      Services      Clinics(1)   Corp G&A   Consolidated
                                            -------      --------      ----------   --------   ------------
For the Year ended December 31, 2006
     Revenues ..........................   $ 112,767     $  13,051    $      --     $    --      $ 125,818
     Cost of Services ..................     104,357         9,412           --          --        113,769
                                           ---------     ---------    -----------   ---------    ---------
     Contribution ......................       8,410         3,639           --          --         12,049
     Operating Margin ..................         7.5%         27.9%          --          --            9.6%

     General and administrative ........        --            --             --         9,380        9,380
     Interest (income) expense, net ....        (279)         --             --           (99)        (378)
                                           ---------     ---------    -----------   ---------    ---------
     Income (loss) before income taxes .   $   8,689     $   3,639    $      --     $  (9,281)   $   3,047
                                           =========     =========    ===========   =========    =========
     Depreciation expense included above   $   3,594     $       2    $      --     $     614    $   4,210
     Capital expenditures, net .........   $   2,158     $    --      $      --     $   1,075    $   3,233
     Total assets ......................   $  41,458     $     995    $      --     $  33,870    $  76,323

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

                                        December 31,
                                      ---------------
                                      2008      2007
                                      ----      ----

Cash ............................   $26,807   $22,156
Money market funds ..............        58       118
Certificates of deposit .........     1,400     1,400
Accrued interest income .........        10        66
                                    -------   -------
  Total cash and cash equivalents   $28,275   $23,740
                                    =======   =======

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

     The composition of our patient and other receivables is as follows (000's omitted):

                                                    December 31,
                                                  -----------------
                                                  2008        2007
                                                  ----        ----

Vein Clinic patient and insurance receivables   $ 12,865    $ 11,966
Reserve for insurance contractual allowance .     (3,866)     (3,339)
Reserve for uncollectible accounts ..........     (2,648)     (3,386)
                                                --------    --------
     Subtotal Vein Clinic receivables, net ..      6,351       5,241
Other receivables ...........................        330         270
                                                --------    --------
  Total Patient and other receivables, net ..   $  6,681    $  5,511
                                                ========    ========
NOTE 8 -- FIXED ASSETS, NET:

     Fixed assets, net at December 31, 2008 and 2007 consisted of the following (000's omitted):

                                                       2008       2007
                                                      ------     -------

Furniture, office and computer equipment ........   $ 18,311    $ 17,158
Medical equipment ...............................      7,396       6,259
Leasehold improvements ..........................     21,059      19,091
Construction in progress ........................         63         148
Assets under capital leases .....................        427         427
                                                    --------    --------
  Total .........................................     47,256      43,083
Less -- Accumulated depreciation and amortization    (30,638)    (26,171)
                                                    --------    --------
                                                    $ 16,618    $ 16,912
                                                    ========    ========

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

NOTE 9 -- BUSINESS SERVICE RIGHTS, NET:

     Business Service Rights, net at December 31, 2008 and 2007 consisted of the following (000's omitted):

                                                   2008           2007
                                                 -------        --------

     Business Service rights, net............    $34,205        $33,255
     Less accumulated amortization...........    (12,249)       (10,950)
                                                 --------       -------
         Total...............................    $21,956        $22,305
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

     Amortization expense of our Business Service Rights in future years are as follows (000's omitted):

          2009...........................................  $1,300
          2010...........................................   1,300
          2011...........................................   1,300
          2012...........................................   1,300
          2013...........................................   1,300
          Thereafter.....................................   9,356
                                                          -------
          Total payments................................. $15,856
                                                          =======

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

NOTE 11 -- TRADEMARKS:

     Trademarks and other intangibles, net at December 31, 2008 and 2007 consisted of the following trademark items (000's omitted)

                                                        2008           2007
                                                       ------         ------

        IntegraMed America, Inc...................        $42            $92
        Vein Clinics of America, Inc..............      4,400          4,400
                                                       ------         ------
            Total.................................     $4,442         $4,492
                                                       ======         ======

     We do not amortize our trademarks as they have an indefinite useful life. We do test our trademarks for impairment on a regular basis in accordance with FAS 144 "Accounting for the Impairment and Disposal of Long-Lived Assets". To date, no impairment charges have been recognized.

NOTE 12 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 2008 and 2007 (restated) consisted of the following (000's omitted):

                                                             2008         2007
                                                             ----         ----

    Accrued payroll....................................     $1,665       $4,286
    Accrued employee incentives and benefits...........      3,072        3,062
    Accrued vacation...................................        151          300
    Accrued physician incentives (VCA).................      2,754        2,542
    New physician recruitment..........................        113          103
    Accrued costs on behalf of medical practices.......      1,894        1,884
    Accrued rent.......................................      1,166          892
    Accrued professional fees..........................        250          390
    Accrued insurance .................................      1,246          196
    Reserves for estimated Attain IVF patient refunds..        386          403
    Reserve for Attain IVF post-pregnancy expenses.....        321          262
    Accrued federal and state taxes....................      1,780          424
    Other accrued taxes................................        300          350
    Other (1)..........................................      1,578        1,847
                                                           -------      -------
    Total accrued liabilities..........................    $16,676      $16,941
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

     As of December 31, 2008 and December 31, 2007, Due to Medical Practices was comprised of the following balances (000's omitted):

                                                            2008       2007
                                                           -------    ------

       Advances to Partners for receivable financing...... $(17,121) $(15,585)
       Undistributed Physician Earnings...................    3,205     6,338
       Physician practice patient Deposits................   20,270    18,290
                                                             ------    ------
       Due to Medical Practices, net......................   $6,354    $9,043
                                                             ======    ======

Our responsibilities to the these medical practices are to provide financing for their accounts receivable and to hold patient deposits on their behalf as well as undistributed physician earnings.

We are also responsible for the collection of the Partner accounts receivables, which we finance with full recourse. We have no other funding commitments to the Partner.

NOTE 14 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

      Notes payable and other obligations at December 31, 2008 and 2007 consisted of the following (000's omitted):

                                                          2008         2007
                                                         ------       ------

     Note payable to bank.............................   $29,309      $25,000
     Derivative Fair valuation adjustment.............       609           82
     Obligations under capital lease..................       301          378
                                                          ------       ------

     Total notes payable and other obligations........   $30,219      $25,460
     Less -- Current portion..........................   (11,351)      (3,661)
                                                         --------     --------

     Long-term notes payable and other obligations....   $18,868      $21,799
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


     In order to mitigate the interest rate risk associated with our new term loan, we entered into an interest rate swap agreement with Bank of America in August 2007 for 50% of the loan amount, or $12.5 million. The effect of this swap transaction was to effectively fix the interest rate on our term loan at 5.39% plus the applicable margin for the life of the loan. See Note 13.


     Our Bank of America credit facility is collateralized by substantially all of our assets. As of December 31, 2008, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

   Debt Maturities --

     At December 31, 2008, aggregate note payments, including capital lease obligation payments, in future years were as follows (000's omitted):

            2009........................................... $11,351
            2010...........................................   3,861
            2011...........................................   3,868
            2012...........................................  11,139
                                                             ------
            Total payments................................. $30,219
                                                            =======

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

     At December 31, 2008, the minimum lease payments for assets under capital and non-cancelable operating leases in future years were as follows (000's omitted):

                                                         Capital     Operating
                                                         -------     ---------

          2009....................................        $102        $9,416
          2010....................................         102         8,825
          2011....................................         102         8,520
          2012....................................          33         7,701
          2013....................................          --        6,927
          Thereafter..............................          --        18,964
                                                         -----       -------
          Total minimum lease payments............        $339       $60,353
                                                                     =======
          Less -- Amount representing interest....          38
                                                          ----
          Present value of minimum lease payments         $301
                                                          ====

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

The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):


                                                                     For the twelve-month period ending
                                                                                December 31,
                                                                     -----------------------------------
                                                                       2008         2007           2006
                                                                     -------       ------        -------

       Net income as reported...................................     $3,489         $2,671        $2,784
       Net non-recognized loss on derivative transactions.......       (293)           (73)           (9)
                                                                    -------        -------        ------
       Total comprehensive income...............................    $ 3,196        $ 2,598        $2,775
                                                                    =======        =======        ======

NOTE 16 -- INCOME TAXES:
The provision for income taxes consisted of the following (000's omitted):

                                               For the years ended December 31,
                                               -------------------------------
                                                 2008       2007        2006
                                               -------     ------      -------

Current taxes:
     Federal ................................   $ 2,699    $ 1,049    $   811
     State ..................................       644        391        575
                                                -------    -------    -------
         Total current tax expense (benefit)    $ 3,343    $ 1,440    $ 1,386
                                                -------    -------    -------

Deferred taxes:
     Federal ................................   $  (903)   $   171    $  (703)
     State ..................................      (214)      (220)      (420)
                                                -------    -------    -------
         Total deferred tax expense (benefit)   $(1,117)   $   (49)   $(1,123)
                                                -------    -------    -------

Total tax provision .........................   $ 2,226    $ 1,391    $   263
                                                =======    =======    =======


     The financial statement income tax provision differed from income taxes determined by applying the statutory federal income tax rate to the financial statement income before income taxes for the years ended December 31, 2008, 2007 and 2006 primarily as a result of the following (000's omitted):

                                                                 For the years ended December31,
                                                              ---------------------------------
                                                                2008          2007      2006
                                                              ---------    ---------  ---------

Provision at U.S. federal statutory rate....................    $ 1,943    $ 1,381    $ 1,036
State income taxes, net of federal tax effect...............        244         81        102
Non-deductible expenses.....................................         27         62         57
Tax-exempt interest income..................................        (14)      (199)      (129)
Adjustment to deferred tax assets ..........................         --         --        (33)
Other    ...................................................         --         39         (2)
Change in FIN 48 liability..................................         26         27         --
Change in deferred tax asset valuation allowance............         --         --        (768)
                                                                -------    -------    --------
Income tax expense..........................................    $ 2,226    $ 1,391    $    263
                                                                =======    =======    ========

     Significant components of the deferred tax assets (liabilities) at December 31, 2008 and 2007 were as follows (000's omitted):

                                              December 31,
                                           ------------------
                                              2008      2007
                                           --------  --------
Deferred tax assets
     Net operating loss carry forwards    $  --      $   109
     Temporary book to tax differences      6,055      5,513
                                          -------    -------
         Total deferred tax assets ....     6,055      5,622
                                          -------    -------

Deferred tax liabilities
     Depreciation and amortization ....      (737)    (1,613)
     Other ............................       (18)       (58)
                                          -------    -------
         Total deferred tax liabilities      (755)    (1,671)
                                          -------    -------

Deferred tax asset ....................     5,300      3,951
Valuation allowance ...................      --         --
                                          -------    -------

Net total deferred tax asset ..........   $ 5,300    $ 3,951
                                          =======    =======

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

            A reconciliation of the unrecognized tax benefits for the years ended December 31, 2008 and 2007 follows:
                                                               Unrecognized
                                                            Tax Benefits (000s)

                                                             2008          2007
                                                             ----          ----

Balance as of January 1, .................................   $149        $  188
         Additions for current year tax positions.........     46            39
         Additions for prior year tax positions...........     --            --
         Reductions for prior year tax positions..........    (31)           (3)
         Settlements......................................     --           (66)
         Reductions related to expirations of statute
              of limitations..............................     --           (11)
         Additional interest..............................     11             2
                                                             ----         -----
Balance as of December 31, ...............................   $175         $ 149
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


NOTE 17 - EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2008, 2007 (restated) and 2006 (restated) is a follows (000's omitted, except for per share amounts):

                                               For the years ended December 31,
                                               --------------------------------
                                                  2008      2007      2006
                                               --------    ------    -------
Numerator
Net Income ...................................   $ 3,489   $ 2,671   $ 2,784
                                                 =======   =======   =======
Denominator
Weighted average shares outstanding ..........     8,618     8,310     8,090
Effect of dilutive options and warrants ......        73       100       104
                                                 -------   -------   -------
Weighted average shares and dilutive potential
  Common shares ..............................     8,691     8,410     8,194
                                                 =======   =======   =======
Basic earnings per common share ..............   $  0.40   $  0.32   $  0.34
                                                 =======   =======   =======
Diluted earnings per common share ............   $  0.40   $  0.32   $  0.34
                                                 =======   =======   =======

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

     For the years ended December 31, 2008, 2007 and 2006, there were no outstanding warrants to purchase shares of common stock which were excluded from the computation of the diluted earnings per share amount as the exercise price of any outstanding warrants were less than the average market price of the shares of common stock.

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

     The following table sets forth information about the weighted-average fair value of options granted during the periods below, and the assumptions used for each grant:

                                           For the twelve-month period ending
                                                      December 31,
                                           -----------------------------------
                                             2008         2007         2006
                                           --------     -----------  ---------

       Fair Value of Options.............    $8.45         N/A         N/A
       Dividend yield....................     0.0%         N/A         N/A
       Expected volatility...............    51.8%         N/A         N/A
       Risk free interest rate...........     4.0%         N/A         N/A
       Expected term in years............     6.3          N/A         N/A


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

Stock option activity under these plans is summarized below:

                                                  Number of
                                                  shares of
                                                Common Stock
                                                  underlying    Weighted Average
                                                    options      exercise price
                                                 ------------   ----------------

     Options outstanding at December 31, 2005...    391,178           $2.22
     Granted....................................         --           $0.00
     Exercised..................................   (240,721)          $2.12
     Canceled...................................     (4,063)          $2.94
                                                   --------
     Options outstanding at December 31, 2006...    146,394           $2.35
     Granted....................................         --           $0.00
     Exercised..................................    (42,146)          $2.38
     Canceled...................................     (2,029)          $2.94
                                                   --------
     Options outstanding at December 31, 2007...    102,219           $2.33
     Granted....................................    127,844           $8.45
     Exercised..................................     (3,047)          $2.68
                                                   -------
     Options outstanding at December 31, 2008...    227,016           $5.78
     Options exercisable at:
          December 31, 2006.....................    146,394           $2.35
          December 31, 2007.....................    102,219           $2.33
          December 31, 2008.....................     99,171           $2.34

     As of December 31, 2008, stock options outstanding and exercisable by price range were as follows:

                             OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                         -------------------------------------------------      ----------------------------------
                         Outstanding    Weighted-Average                         Exercisable
     Range of               as of           Remaining     Weighted-Average          as of         Weighted-Average
  Exercise Prices        12/31/2008     Contractual Life   Exercise Price         12/31/2008       Exercise Price
  ---------------        ----------     ----------------   --------------         ----------       --------------

    $0.00 - $2.55            69,906            1.9              $2.09               69,906              $2.09
    $2.56 - $5.00            29,265            3.3              $2.95               29,265              $2.95
    $5.01 - $20.00          127,845            9.5              $8.45                   -                -
                            -------            ---              -----               ------              -----
                            227,016            6.3              $5.78               99,171              $2.34
                            =======                                                 ======

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
                                                     Stock          Stock
                                                    Options         Grants
                                                    -------         ------

       2009.......................................      $246          $556
       2010.......................................       246           396
       2011.......................................       145           179
       2012.......................................         0            71
       2013.......................................         0            40
       Thereafter.................................         0            79
                                                        ----        ------
       Unamortized stock compensation costs.......      $637        $1,321
                                                        ====        ======

NOTE 20 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data 2008 (restated for first three quarters), 2007 (restated) and 2006 (restated) appear below (in thousands, except per share data):

                                                                                                     Diluted Net
                         Revenues, Net              Contribution               Net Income        Income Per Share (1)
                         -------------              ------------               ----------        --------------------
                    2008    2007     2006       2008     2007    2006     2008     2007     2006   2008   2007  2006
                    ----    ----     ----       ----     ----    ----     ----     ----     ----   ----   ----  ----

First quarter...  $45,611  $32,176  $30,402   $3,691   $2,918   $2,998    $621     $469     $445   $0.08  $0.06 $0.05
Second quarter .   49,725   33,786   31,638    4,538    3,532    2,861     904      659      413    0.10   0.08  0.05
Third quarter...   52,018   40,099   31,635    4,780    4,225    3,123     979      811      431    0.11   0.09  0.06
Fourth quarter..   50,049   45,105   32,143    4,540    3,803    3,067     985      732    1,495    0.11   0.09  0.18
                 --------  ------- --------  -------  -------  -------  ------   ------   ------   -----  ----- -----
Total year ..... $197,403 $151,166 $125,818  $17,549  $14,478  $12,049  $3,489   $2,671   $2,784   $0.40  $0.32 $0.34
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

                                                                   SCHEDULE II


                            INTEGRAMED AMERICA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended December 31, 2008, 2007, 2006



                                                  Balance at
                                                   Beginning                                     End of
                                                   of Period      Additions     Deductions       Period
                                                   ---------      ---------     ----------       ------
Year Ended December 31, 2008
   Allowance for doubtful accounts receivable....     $3,386        $3,613         $4,351          $2,648
   Reserve for Attain IVF refunds................        403           492            509             386
   Reserve for attain IVF medical costs..........        262           322            263             321

Year Ended December 31, 2007
   Allowance for doubtful accounts receivable....        $13        $3,524 (1)       $151          $3,386
   Reserve for Attain IVF refunds................        281           461            339             403
   Reserve for Attain IVF medical costs..........        204           291            233             262

Year Ended December 31, 2006
   Allowance for doubtful accounts receivable....       $116          $(72) (2)       $31             $13
   Reserve fir Attain IVF refunds................        293           143            155             281
   Reserve for Attain IVF medical costs..........        141           427            364             204
   Deferred Tax Valuation Allowance..............        768            --            768              --

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

              Signature                           Title                Date
              ---------                           -----                ----

/s/   JAY HIGHAM
-------------------------------
      Jay Higham                  President and Chief Executive
                                  Officer and Director
                                  (Principal Executive Officer)   June 5, 2009


/s/   JOHN W. HLYWAK, JR
-------------------------------
      John W. Hlywak, Jr.         Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and

                                  Accounting Officer)             June 5, 2009

/s/   KUSH K. AGARWAL
-------------------------------

      Kush K. Agarwal             Director                        June 5, 2009


/s/   GERARDO CANET
-------------------------------
      Gerardo Canet               Director                        June 5, 2009


/s/   WAYNE R. MOON
-------------------------------
      Wayne R. Moon               Director                        June 5, 2009


/s/   LAWRENCE J. STUESSER
-------------------------------
      Lawrence J. Stuesser        Director                        June 5, 2009


/s/   ELIZABETH E. TALLETT
-------------------------------
      Elizabeth E. Tallett        Director                        June 5, 2009


/s/   YVONNE S. THORNTON, M.D.
-------------------------------
      Yvonne S. Thornton, M.D.    Director                        June 5, 2009

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


31.1       --   CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                June 5, 2009.

31.2       --   CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002 dated
                June 5, 2009.

32.1       --   CEO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                June 5, 2009.

32.2       --   CFO  Certification  Pursuant  to 18 U.S.C.  ss.  1350 as Adopted
                Pursuant to Section 906 of the Sarbanes  Oxley Act of 2002 dated
                June 5, 2009.