Form 10-Q
period 2009-06-30
INTEGRAMED AMERICA INC
filed 2009-08-07
CIK 885988

=========================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-20260

IntegraMed America, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	06-1150326

(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

Two Manhattanville Road

Purchase, NY	10577

(Address of principal executive offices)	(Zip code)

(914) 253-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated Filer ☒

Non-Accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on July 23, 2009 was approximately 8,775,000.

=======================================================================================

INTEGRAMED AMERICA, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets at June 30, 2009 and December 31, 2008	3

	Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2009 and 2008	4

	Consolidated Statements of Shareholders’ Equity for the six-month period ended June 30, 2009	5

	Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

CERTIFICATIONS PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

CERTIFICATIONS PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

INTEGRAMED AMERCIA, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Asset
Cash and cash equivalents	$31,454	$28,275
Patient and other receivables, net	7,646	6,681
Deferred taxes	4,352	5,744
Other current assets	6,463	6,468
Total current assets	49,915	47,168

Fixed assets, net	17,328	16,618
Intangible assets, Business Service Rights, net	21,308	21,956
Goodwill	29,478	29,478
Trademarks	4,442	4,442
Other assets	3,274	1,781
Total assets	$125,745	$121,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,864	$2,853
Accrued liabilities	17,407	16,676
Current portion of long-term notes payable and other obligations	11,329	11,351
Due to Fertility Medical Practices	10,141	6,354
Attain IVF deferred revenue and other patient deposits	14,432	13,892
Total current liabilities	55,173	51,126

Deferred and other tax liabilities	271	696
Long-term notes payable and other obligations	16,836	18,868
Total liabilities	72,280	70,690

Commitments and Contingencies

Shareholders’ equity:
Common Stock, $.01 par value – 15,000,000 shares authorized on June 30, 2009 and December 31, 2008, respectively, 8,774,994 and 8,668,376 shares issued and outstanding on June 30, 2009 and December 31, 2008, respectively	88	87
Capital in excess of par	55,702	54,943
Accumulated other comprehensive loss	(293)	(375)
Treasury stock, at cost – 46,408 and 22,682 shares on June 30, 2009 and December 31, 2008, respectively	(375)	(211)
Accumulated deficit	(1,657)	(3,691)
Total shareholders’ equity	53,465	50,753
Total liabilities and shareholders’ equity	$125,745	$121,443

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(all amounts in thousands, except per share amounts)

(unaudited)

	For the Three-month period Ended June 30,		For the Six-month period Ended June 30,
	2009	2008	2009	2008
Revenues, net
Fertility Centers	$37,290	$35,051	$73,574	$67,797
Consumer Services	5,004	4,612	10,229	8,635
Vein Clinics	13,821	10,062	24,667	18,904
Total revenues	56,115	49,725	108,470	95,336

Costs of services and sales
Fertility Centers	34,233	32,481	67,875	62,923
Consumer Services	3,843	3,357	7,556	6,315
Vein Clinics	12,539	9,349	22,631	17,869
Total costs of services and sales	50,615	45,187	98,062	87,107

Contribution
Fertility Centers	3,057	2,570	5,699	4,874
Consumer Services	1,161	1,255	2,673	2,320
Vein Clinics	1,282	713	2,036	1,035
Total contribution	5,500	4,538	10,408	8,229

General and administrative expenses	3,431	2,735	6,569	5,098
Interest income	(67)	(112)	(143)	(273)
Interest expense	269	409	566	849
Total other expenses	3,633	3,032	6,992	5,674

Income before income taxes	1,867	1,506	3,416	2,555
Income tax provision	753	602	1,382	1,030
Net income	$1,114	$904	$2,034	$1,525

Basic and diluted net earnings per share of Common Stock
Basic earnings per share	$0.13	$0.11	$0.23	$0.18
Diluted earnings per share	$0.13	$0.10	$0.23	$0.18

Weighted average shares – basic	8,772	8,600	8,767	8,570
Weighted average shares - diluted	8,831	8,684	8,829	8,652

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.

CONOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(all amounts in thousands)

(unaudited)

	Common Stock				Treasury Shares
	Shares	Amount	Capital in Excess of Par	Accumulated Comprehensive Income	Shares	Amount	Accumulated Deficit	Total Equity
Balance at December 31, 2008	8,668	$87	$54,943	$(375)	23	$(211)	$(3,691)	$50,753
Stock awards granted, net	142	1	(1)	—	233	(164)	—	(164)
Restricted stock award and stock option expense amortization	—	—	740	—	—	—	—	740
Stock options exercised	11	—	20	—	—	—	—	20
Gain on hedging transaction	—	—	—	82	—	—	—	82
Net income for the six months ended June 30, 2009	—	—	—	—	—	—	2,034	2,034
Balance at June 30, 2009	8,821	$88	$55,702	$(293)	46	$(375)	$(1,657)	$53,465

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.

STATEMENT OF CASH FLOWS

(all amounts in thousands)

	For the Six-month period ended June 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income	$2,034	$1,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,598	3,623
Deferred income tax provision	(590)	(284)
Deferred stock-based compensation	740	378

Changes in assets and liabilities —
Decrease (increase) in assets
Patient and other accounts receivable	(965)	(885)
Other current assets	5	351
Other assets	13	(180)
(Decrease) increase in liabilities
Accounts payable	(989)	960
Accrued liabilities	567	(195)
Due to fertility medical practices	3,787	(1,718)
Attain IVF deferred revenue and other patient deposits	540	1,078
Net cash provided by operating activities	8,740	4,653

Cash flows from investing activities:
Purchase of business service rights	—	(950)
Cash paid to purchase VCA, net of cash acquired	—	(119)
Purchase of other intangibles	—	(94)
Purchase of fixed assets and leasehold improvements, net	(3,660)	(3,608)
Net cash used in investing activities	(3,660)	(4,771)

Cash flows from financing activities:
Debt repayments, net	(1,921)	(1,436)
Common Stock transactions, net	20	85
Net cash used by financing activities	(1,901)	(1,351)

Net increase (decrease) in cash and cash equivalents	3,179	(1,469)
Cash and cash equivalents at beginning of period	28,275	23,740
Cash and cash equivalents at end of period	$31,454	$22,271

Supplemental Information:
Interest paid	$520	$472
Income taxes paid	$3,593	$736

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — INTERIM RESULTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2009, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 ( RESTATEMENT OF REVENUE RECOGNITION FOR ATTAIN IVF PROGRAM:

From June 2008 through March 2009, the annual 2007 and the 2008 periodic interim reports of IntegraMed America, Inc. and Subsidiaries were the subject of a standard comment and review process by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”). The application of generally accepted accounting principles to the Company’s Attain IVF program’s multiple element revenue arrangements is complex and management’s interpretation of the applicable authoritative literature related to the timing of the recognition of the fair value of revenue for the non-refundable portion of the Attain IVF program fees differed from that of the SEC which caused management to re-evaluate the Company’s revenue recognition policies. As a result, the Company restated its financial statements for the years ended December 31, 2006 and 2007 with respect to the timing of revenue recognition for its Attain IVF program (formerly Shared Risk Refund program) within its Consumer Services Division.

The Attain IVF program is a fertility treatment package which contains a fixed number of treatment cycles for one fixed price with the potential for a significant refund if treatment is unsuccessful. Our previous revenue recognition policy had recognized the non-refundable patient fees (generally 30% of the contract amount) as revenue upon the completion of the first treatment cycle.  We now recognize the non-refundable fees based on the relationship of the fair value of each treatment to the total fair value of the treatment package available to each patient. Our policy of recognizing the refundable portion of the fee at the time of a clinical pregnancy is unchanged as is our policy of maintaining a reserve for refunds to patients who withdraw from the program after this refundable portion of their fee has been recognized as revenue. In conjunction with the modification of our revenue recognition policy regarding the non-refundable portion of program fees, we have also introduced and established a “warranty reserve” representing the estimated cost of subsequent treatment cycles due to the patient in the event of a miscarriage associated with a pregnancy on an earlier treatment cycle.

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

The change in our statement of operations resulting from this change in accounting method for the three and six months ended June 30, 2008 is presented below (000’s, except per share amounts):

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	Restated 2008	Originally Reported 2008	Differences	Restated 2008	Originally Reported 2008	Differences
Revenues, Net	$49,725	$49,820	$(95)	$95,336	$95,473	$(137)
Cost of services and sales	45,187	45,173	(14)	87,107	87,079	(28)
Contribution	4,538	4,647	(109)	8,229	8,394	(165)
General and administrative expenses	2,735	2,735	—	5,098	5,098	—
Total other expense, net	297	297	—	576	576	—
Income before tax	1,506	1,615	(109)	2,555	2,720	(165)
Income tax provision	602	644	(42)	1,030	1,094	(64)
Net income	$904	$971	(67)	$1,525	$1,626	(101)

Basic earnings per share	0.11	0.11	—	0.18	0.19	(0.01)
Diluted earnings per share	0.10	0.11	(0.01)	0.18	0.19	(0.01)

Weighted average shares – basic	8,600	8,600	—	8,570	8,570	—
Weighted average shares – diluted	8,684	8,684	—	8,652	8,652	—

For a complete description of our revenue recognition policy please refer to Note 3 – “Summary of Significant Accounting Policies” contained in our Annual Report on form 10-K for the year ended December 31, 2008.

NOTE 3 — EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended June 30, 2009 and 2008 is as follows (000's omitted, except for per share amounts):

	For the three-month period Ended June 30,		For the six-month period Ended June 30,
	2009	2008	2009	2008
Numerator
Net Income	$1,114	$904	$2,034	$1,525

Denominator
Weighted average shares outstanding (basic)	8,772	8,600	8,767	8,570
Effect of dilutive options and warrants	59	84	62	82
Weighted average shares and dilutive potential Common shares (diluted)	8,831	8,684	8,829	8,652

Basic earnings per share	$0.13	$0.11	$0.23	$0.18
Diluted earnings per share	$0.13	$0.10	$0.23	$0.18

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three and six month periods ended June 30, 2009, there were 125,389 and 121,054, respectively, outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of these outstanding options were greater than the average market price of the shares of Common Stock.

For the three and six month periods ended June 30, 2008, there were 118,525 and 123,252, respectively, outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of these outstanding options were greater than the average market price of the shares of Common Stock.

NOTE 4 ( SEGMENT INFORMATION:

We currently report three major operating segments and a corporate office that provides shared services. These three operating segments reflect our organizational structure, lines of responsibility and management’s perspective of the organization. Each segment includes an element of overhead costs specifically associated with its operations with the corporate shared services group responsible for support functions generic to all three segments.

Performance by segment, for the three and six months ended June 30 2009 and 2008 are presented below (000’s omitted):

	Fertility Centers	Consumer Services	Vein Clinics	Corp G&A	Consolidated

For the three months ended June 30, 2009
Total Revenues, net	$37,290	$5,004	$13,821	$—	$56,115
Cost of Services and Sales	34,233	3,843	12,539	—	50,615
Contribution	3,057	1,161	1,282	—	5,500
Operating margin	8.2%	23.2%	9.3%	0.0%	9.8%

General and Administrative	—	—	—	3,431	3,431
Interest, net	—	—	—	202	202
Income before income taxes	$3,057	$1,161	$1,282	$(3,633)	$1,867

Depreciation expense included above	$1,032	$—	$214	$225	$1,471
Capital Expenditures	$497	$—	$220	$376	$1,093
Total Assets	$36,916	$192	$48,841	$39,796	$125,745

For the six months ended June 30, 2009
Total Revenues, net	$73,574	$10,229	$24,667	$—	$108,470
Cost of Services and Sales	67,875	7,556	22,631	—	98,062
Contribution	5,699	2,673	2,036	—	10,408
Operating margin	7.7%	26.1%	8.3%	0.0%	9.6%

General and Administrative	—	—	—	6,569	6,569
Interest, net	—	—	—	423	423
Income before income taxes	$5,699	$2,673	$2,036	$(6,992)	$3,416

Depreciation expense included above	$2,089	$1	$419	$441	$2,950
Capital Expenditures	$2,717	$—	$383	$560	$3,660
Total Assets	$36,916	$192	$48,841	$39,796	$125,745

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Fertility Centers	Consumer Services	Vein Clinics	Corp G&A	Consolidated

For the three months ended June 30, 2008
Total Revenues, net	$35,051	$4,612	$10,062	$—	$49,725
Cost of Services and Sales	32,481	3,357	9,349	—	45,187
Contribution	2,570	1,255	713	—	4,538
Operating margin	7.3%	27.2%	7.1%	0.0%	9.1%

General and Administrative	—	—	—	2,735	2,735
Interest, net	(43)	—	3	337	297
Income before income taxes	$2,613	$1,255	$710	$(3,072)	$1,506

Depreciation expense included above	$1,114	$—	$190	$200	$1,504
Capital Expenditures	$2,053	$—	$150	$174	$2,377
Total Assets	$43,101	$2,101	$45,658	$23,705	$114,565

For the six months ended June 30, 2008
Total Revenues, net	$67,797	$8,635	$18,904	$—	$95,336
Cost of Services and Sales	62,923	6,315	17,869	—	87,107
Contribution	4,874	2,320	1,035	—	8,229
Operating margin	7.2%	26.9%	5.5%	0.0%	8.6%

General and Administrative	—	—	—	5,098	5,098
Interest, net	(109)	—	2	683	576
Income before income taxes	$4,983	$2,320	$1,033	$(5,781)	$2,555

Depreciation expense included above	$2,191	$1	$373	$410	$2,975
Capital Expenditures	$2,718	$—	$597	$293	$3,608
Total Assets	$43,101	$2,101	$45,658	$23,705	$114,565

NOTE 5 – CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of cash, short term marketable securities and accrued interest on these securities. To the extent that cash balances exceed short term operating needs, excess cash is invested in short term interest bearing instruments. It is our policy to restrict our investments to high-quality securities with fixed maturity dates and principle amounts. The composition of our cash and cash equivalents as of June 30, 2009 and December 31, 2008 is as follows (000’s omitted):

	June 30,	December 31,
	2009	2008
	(unaudited)
Cash	$16,934	$26,865
Short term investments	14,450	1,400
Accrued interest income	70	10
Total cash and cash equivalents	$31,454	$28,275

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – PATIENT AND OTHER RECEIVABLES, NET:

Patient and other receivables are principally comprised of gross patient and insurance receivables from our Vein Clinics segment which represent outstanding balances due for patient treatments less estimated allowances for insurance contractual agreements and uncollectible balances. Insurance contractual allowances are calculated based on recent allowance trends stratified by major payor category and uncollectible reserves are based on both historical trends and specific identification of specific accounts.

For the periods ended June 30, 2009 and 2008, we believe that our receivable reserves were adequate to provide for any contractual or collection issues.

The composition of our patient and other receivables as of June 30, 2009 and December 31, 2008 is as follows (000’s omitted):

	June 30,	December 31,
	2009	2008
	(unaudited)
Vein Clinic patient and insurance receivables	$14,049	$12,865
Reserve for insurance contractual allowance	(3,704)	(3,866)
Reserve for uncollectible accounts	(2,891)	(2,648)
Subtotal Vein Clinic receivables, net	7,454	6,351
Other receivables	192	330
Total Patient and other receivables, net	$7,646	$6,681

NOTE 7– INTANGIBLE ASSETS:

Business Service Rights consist of fees and expenses paid in conjunction with service contracts associated with our Fertility Centers Partner program. These service contracts typically have ten to twenty five year initial lives with the associated service fees on some contracts refundable upon contract termination. We amortize our non-refundable Business Service Rights over the life of their applicable contract. Refundable Business Service Rights, which totaled approximately $6.1 million as of June 30, 2009, are not amortized because these funds will be returned to us upon contract termination.

Goodwill consists of amounts paid related to the acquisition of Vein Clinics of America, Inc. in excess of the fair value of net assets and liabilities acquired. We do not amortize our goodwill.

Trademarks are comprised of valuations assigned to assets associated with the Vein Clinics of America, Inc. acquisition as well as costs associated with our other trademark and service mark rights. We do not amortize our trademarks as they have an indefinite useful life.

We test all our individual intangible assets for impairment on a regular basis. To date no impairment has been incurred and therefore no impairment charges have been recognized in our financial statements.

NOTE 8 – DUE TO FERTILITY MEDICAL PRACTICES:

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

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2009 and December 31, 2008, Due to Fertility Medical Practices was comprised of the following balances (000’s omitted):

	June 30,	December 31,
	2009	2008
	(unaudited)
Advances to Medical Practices	$(16,285)	$(17,121)
Undistributed Physician Earnings	4,690	3,205
Physician Practice Patient Deposits	21,736	20,270
Due to Fertility Medical practices, net	$10,141	$6,354

NOTE 9 ( NOTES PAYABLE AND OTHER OBLIGATIONS:

Notes payable and other obligations as of June 30, 2009 and December 31, 2008 consisted of the following (000’s omitted):

	June 30,	December 31,
	2009	2008
	(unaudited)
Term Loan	$19,928	$21,809
Revolving Line of Credit	7,500	7,500
Derivative Fair valuation adjustment	477	609
Obligations under capital lease	260	301

Total notes payable and other obligations	$28,165	$30,219
Less — current portion	(11,329)	(11,351)

Long-term notes payable and other obligations	$16,836	$18,868

Our term loan and revolving line of credit are financed by Bank of America and are collateralized by substantially all of our assets. As of June 30, 2009 and December 31, 2008, we were in full compliance with all applicable debt covenants

NOTE 10 – STOCK-BASED EMPLOYEE COMPENSATION:

We currently have three stock option plans which have been previously approved by the stockholders. All three plans are described more fully in Note 19 of the financial statements in our most recent Annual Report on Form 10-K. Under these plans, stock options and stock grants may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of grant. The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions. Under all of our plans, options expire three months from the date of the holder’s termination of employment or twelve months in the event of disability or death. As of June 30, 2009, there were 464,933 shares available for granting under these Plans.

The following table sets forth information about the weighted-average fair value of options granted in 2008, and the fair value assumptions used. No options have been granted during 2009 to date:

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	For the three-month period Ended June 30,		For the six-month period Ended June 30,
	2009	2008	2009	2008
Fair value of options granted	N/A	$8.06	N/A	$8.45
Dividend yield	N/A	0.0%	N/A	0.0%
Expected volatility	N/A	51.7%	N/A	51.8%
Risk free interest rate	N/A	4.0%	N/A	4.0%
Expected term in years	N/A	6.31	N/A	6.30

We recognize compensation cost for stock option plans over the vesting period which approximates the service period, based on the fair value of the option as of the date of the grant.

Stock option activity for the two quarters of 2009 under these plans is summarized below:

	Number of shares of Common Stock underlying options	Weighted Average Exercise Price
Options outstanding at December 31, 2008	227,016	$5.78
Granted	—	—
Exercised	11,175	$1.84
Canceled	—	—

Options outstanding at June 30, 2009	215,841	$5.98

Options exercisable at:
December 31, 2008	99,171	$2.34
June 30, 2009	92,944	$2.87

The aggregate intrinsic value (difference between exercise price and current value of our common stock) of options outstanding and exercisable as of June 30, 2009 and December 31, 2008 was approximately $408,000 and $333,000, respectively.

We recorded a charge to earnings to recognize compensation expense related to outstanding stock options of $46,000 and $95,000 for the three and six months ended June 30, 2009, respectively, and $4,000 and $6,000 for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, we had approximately $542,000 of unrecognized compensation costs related to stock options which will be recognized over their remaining vesting period, which approximates the service period.

We also issue restricted stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers generally vests over a period of three to five years. Our General and Administrative expense includes compensation costs recognized in connection with these restricted stock grants of $308,000 and $645,000 for the three and six month periods ended June 30, 2009, respectively, and $216,000 and $367,000 for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, we had approximately $1,653,000 of unrecognized compensation costs related to stock grants which will be recognized over their vesting period, which approximates the service period.

NOTE 11 —INTEREST RATE HEDGING TRANSACTION:

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

As a result of this agreement, our net income for the three and six months ended June 30, 2009 included additional pre-tax financing costs of $68,000 and $163,000, respectively. We also expect to record additional pre-tax financing costs of approximately $300,000 related to this swap agreement over the coming twelve months, given current interest rate forecasts (these financing costs are expected to be offset by lower interest rates on the portion of the underlying term loan not covered by the interest rate swap).

In addition to the costs included in our reported net income, recording this hedge at fair value also generated a non-recognized tax effected gain of $32,000 and $82,000 for the three and six months ended June 30, 2009, respectively. Recording the fair value of this hedge has also generated a non-recognized tax-effected loss of approximately $293,000 since its inception, which is reported as part of our comprehensive income. The fair value of this hedge was calculated in accordance with SFAS No. 157 – Fair Value Measurements, utilizing Level 2 inputs of quoted prices for similar liabilities in active markets.

We deem this hedge to be highly effective as it shares the same termination date and amortization schedule as the underlying debt subject to the hedge and the change in fair value inversely mimics the appropriate portion of the hedged item. As of June 30, 2009, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income (loss) for the applicable periods (000’s omitted):

	For the three-month period Ended June 30,		For the six-month period Ended June 30,
	2009	2008	2009	2008
Net income as reported	$1,114	$904	$2,034	$1,525
Net income (loss) on derivative transactions	32	54	82	(139)

Total comprehensive income	$1,146	$958	$2,116	$1,386

NOTE 12— LITIGATION:

From time to time, we are party to legal proceedings in the ordinary course of business. As of June 30, 2009, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 13 ( RECENT ACCOUNTING STANDARDS:

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business combination That Arise from Contingencies”. FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from pre-acquisition contingencies, be recognized at fair value at the acquisition date, if fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the guidance in FASB Statement No. 5, Accounting for Contingencies (FASB ASC 450), and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss (FASB ASC 450-20), should be applied. The FSP also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date and requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141 (R). The FSP is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of the FSP did not have a material impact on our financial statements.

In April 2009, the FASB also issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Transactions That Are Not Orderly”. The FSP provides additional guidance for estimating fair value in accordance with Statement 157, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual reporting periods after June 15, 2009. Adoption of the FSP did not have a material impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 has an effective date requiring adoption by the third quarter of 2009 with early adoption permitted. The adoption of FAS 107-1 and APB 28-1 will not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will become effective in the third quarter of 2009. The adoption of SFAS 165 will not have a material impact on our consolidated financial statements. In accordance with SFAS No. 165, the Company evaluated all events and transactions that occurred after June 30, 2009 up through August 7, 2009, the date the Company issued these consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”. The Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860) and will significantly change how entities account for transfers of financial assets. Statement 166 eliminates the qualifying special purpose entity (QSPE) concept. All QSEP’s will be subject to the consolidation considerations of Statement 167. The new standard also includes a number of changes and clarifications that restrict the ability of companies to derecognize financial assets. A transfer of financial assets that does not meet the criteria for derecognition is treated as a secured financing rather than a sale. In addition, the new standard requires disclosures aimed at improving the transparency of any continuing involvement with transfers of financial assets, the nature of any restrictions on the transferor’s assets that relate to a transferred financial asset, and how a transfer of financial assets affects the company’s balance sheet, earnings, and cash flows. Statement 166 applies to all transfers of financial assets occurring in the first fiscal year beginning after November 15, 2009 and in interim periods in those years. Adoption of Statement 166 will not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective in the first quarter of 2010. The adoption of SFAS 167 will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the fourth quarter of 2009 and will not have a material impact on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and with IntegraMed America, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our Fertility Centers Division is a provider network comprised of eleven contracted fertility centers, referred to as our Partner Program, located in thirteen major markets across the United States. IntegraMed offers products and services to these providers designed to support the fertility center’s growth. All fertility Partners also have full access to our Consumer Services offerings (described below). The division also supports a Council of Physicians and Scientists and a captive insurance company which provides malpractice insurance to member physicians.

Our Consumer Services Division offers products directly to fertility patients. The division’s Attain IVF program and financing products are designed to make the treatment process easier and more affordable for patients. The division maintains a contracted network of 22 independent fertility clinics under its Affiliate program which are designed to distribute the division’s products and services to a wider group of patients than those serviced by our Fertility Center locations.

Our Vein Clinics Division provides business and management services to a network of 34 clinics located in 13 states which specialize in the treatment of vein disease and disorders.

The primary elements of our business strategy include:

•	Expanding our network of fertility and vein clinics into new major markets;
•	Increasing sales of Attain IVF and our treatment financing products to fertility patients;
•	Increasing revenues and profits at contracted fertility centers and consolidated vein clinics; and
•	Leveraging corporate general and administrative costs over a larger base of operations

The business strategy of our Fertility Centers Division is to leverage our deep expertise and commitment to improved fertility center performance by providing the best value-specific offerings designed to manage and grow the center within the context of a long-term relationship. The business strategy of our Consumer Services Division is to provide products and services that make obtaining high quality fertility treatment easier and more affordable for patients. The business strategy of the Vein Clinics Division is to provide technologically advanced care for varicose veins and other vein diseases to an underserved population through the opening of additional clinics, and growing patient volume and increasing productivity and profitability at established clinics.

Major Events Impacting Financial Condition and Results of Operations

2009

On April 20, 2009, we announced the opening of a new Vein Clinic treatment center in Cleveland, OH. This represents the 34th clinic in our Vein Clinics Division, our entry into the Cleveland market and expansion of our presence in the State of Ohio.

On April 1, 2009, we elected to exercise the option contained in our Business Service Agreement with Arizona Reproductive Medicine Specialists (ARMS), based in Phoenix, AZ, and expand our service offerings from a limited range of services to those offered to our other fertility Partners.

On January 20, 2009, we announced the opening of a new Vein Clinic treatment center in Cincinnati, OH. This represents the 33rd clinic in our Vein Clinics Division and our first entry into the State of Ohio and the Cincinnati market.

2008

From June 2008 through March 2009, the annual 2007 and the 2008 periodic interim reports of IntegraMed America, Inc. and Subsidiaries were the subject of a standard comment and review process by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”). The application of generally accepted accounting principles to the Company’s Attain IVF program’s multiple element revenue arrangements is complex and management’s interpretation of the applicable authoritative literature related to the timing of the recognition of the fair value of revenue for the non-refundable portion of the Attain IVF program fees differed from that of the SEC which caused us to re-evaluate the Company’s revenue recognition policies. As a result, the Company restated its prior financial statements with respect to the timing of revenue recognition for its Attain IVF program (formerly Shared Risk Refund program) within its Consumer Services Division. Our previous revenue recognition policy had generally recognized the non-refundable patient fees (generally 30% of the contract amount) as revenue upon the completion of the first treatment cycle. We now recognize the non-refundable fees based on the relationship of the fair value of each treatment to the total fair value of the treatment package available to each patient. We also recognize a “warranty reserve” representing the estimated cost of services to be provided in the event a qualified patient miscarries. This restatement does not impact the cash flows from operations of this program or the ultimate profits to be recognized, only the timing of the revenue recognition for a portion of the fees that we collect from our customers. All financial statements, disclosures, tables and analysis have been updated to reflect this restatement. See Note 2 to the consolidated financial statements for additional information.

On July 10, 2008, we entered into a Business Services Agreement to supply a limited range of business, marketing and facility services to Arizona Reproductive Medicine Specialists (ARMS), based in Phoenix, AZ. Under the terms of this 25-year agreement, we were initially contracted to provide a limited range of business services to ARMS with the option to expand our service offering at any time during the agreement (as described above, the option was exercised on April 1, 2009). Our initial fees were comprised of a fixed percentage of revenues. Following exercise of the option, the agreement provides for our normal three part fee structure.

On June 23, 2008, we announced that we entered into a new Affiliate services contract with the University of North Carolina (“UNC”) School of Medicine’s Department of Obstetrics and Gynecology in Chapel Hill, North Carolina. As an Affiliate, UNC School of Medicine’s Department of Obstetrics and Gynecology receives distribution rights to IntegraMed’s consumer products and services. In addition, UNC School of Medicine’s Department of Obstetrics and Gynecology has the right to receive other products and services uniquely designed to support the business needs of successful, high-growth fertility centers.

On June 5, 2008, we announced the opening of a new Vein Clinic location in Marietta, Georgia. This clinic is IntegraMed’s fourth vein clinic in Georgia and this newly completed, state-of-the-art clinic, outfitted with the latest in laser and other vein treatment technologies is uniquely positioned to deliver the highest level of patient care available in the area.

On April 29, 2008, we announced the opening of a new Vein Clinic treatment center in Alexandria, Virginia. This addition to our Vein Clinics Division will provide focused vein care treatment solutions to the Washington, D.C. metropolitan area.

On April 24, 2008, we entered into a Business Services Agreement to supply a complete range of business, marketing and facility services to the Southeastern Fertility Centers, P.A., located near Charleston, South Carolina. Under the terms of this 25-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues, and an additional fixed percentage of the practice’s earnings. We also committed up to $0.6 million to fund any necessary capital needs of the practice.

On April 1, 2008, we entered into an Affiliate services contract with OU Physicians Reproductive Health in Oklahoma City, Oklahoma. As a result of this agreement, OU Physicians Reproductive Health provides another opportunity for our Consumer Services Division to distribute their product offerings in support of this successful fertility center.

Results of Operations

The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statements of operations for the three-month periods ended June 30, 2009 and 2008:

	For the three-month period Ended June 30,		For the six-month period Ended June 30,
	2009	2008	2009	2008
Revenues, Net
Fertility Centers	66.5%	70.5%	67.8%	71.1%
Consumer Services	8.9%	9.3%	9.4%	9.1%
Vein Clinics	24.6%	20.2%	22.7%	19.8%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of services and sales
Fertility Centers	61.1%	65.3%	62.5%	66.1%
Consumer Services	6.8%	6.8%	7.0%	6.6%
Vein Clinics	22.3%	18.8%	20.9%	18.7%
Total cost of services and sales	90.2%	90.9%	90.4%	91.4%

Contribution
Fertility Centers	5.4%	5.2%	5.4%	5.0%
Consumer Services	2.1%	2.5%	2.5%	2.5%
Vein Clinics	2.3%	1.4%	1.9%	1.1%
Total contributions	9.8%	9.1%	9.6%	8.6%

General and administrative expenses	6.1%	5.5%	6.0%	5.3%
Interest income	(0.1)	(0.2)%	(0.1)	(0.3)%
Interest expense	0.5%	0.8%	0.5%	0.9%
Total other expenses	6.5%	6.1%	6.4%	5.9%

Income before income taxes	3.3%	3.0%	3.2%	2.7%
Income tax provision	1.3%	1.2%	1.3%	1.1%
Net income	2.0%	1.8%	1.9%	1.6%

Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008

Revenues

For the three months ended June 30, 2009, total revenues of $56.1 million increased approximately $6.4 million, or 13%, from the same period in 2008. Approximately $3.8 million of this increase came from our Vein Clinics Division, $2.2 million from our Fertility Centers Division and the remainder from our Consumer Services Division.

For the six months ended June 30, 2009, total revenues of $108.5 million increased approximately $13.1 million, or 14%, from the same period in 2008. Approximately $5.8 million of this increase was generated by our Vein Clinics Division, $5.8 million from our Fertility Centers Division and $1.5 million from our Consumer Services Division.

A segment-by-segment discussion is presented below.

Fertility Centers Segment

In providing clinical care to patients, each of our fertility centers generates patient revenue which we do not report in our financial statements. Although we do not consolidate the physician fertility practice financials with our own, these financials do directly affect our revenues.

The components of our revenue from each of the fertility centers are:

•	A Base Service fee calculated as a percentage of patient revenue as reported by the center (this percentage varies from 6% down to 3% depending on the level of patient revenues);

•	Cost of Services equal to reimbursement for the expenses which we advanced to the center during the month (representing substantially all of the expenses incurred by the practice) and;

•	Our Additional fees which represent our share of the net income of the center (which varies from 10% to 20% or a fixed amount depending on the underlying center).

In addition to these revenues generated from our Fertility Centers, we often receive miscellaneous other revenues related to providing services to medical practices. From the total of our revenues, we subtract the annual amortization of our Business Service Rights, which are the rights to provide Business Services to each of the centers.

During the second quarter of 2009, Fertility Center revenues increased by $2.2 million or 6.4% from the same period in 2008. This increase was primarily driven by a 3.2% rise in same-center fertility revenue as well as the addition of two new Partner contracts, in April and July 2008, which were responsible for $1.2 million of the increase in revenue. During the first six months of 2009, Fertility Center revenues increased by $5.8 million relative to the same period in the prior year. This increase was the result of a 5.0% rise in same-center revenue as well as $2.5 million of revenue from the two new Partner contracts.

The table below illustrates the components of Fertility Centers’ revenue in relation to the physician practice financials for the first three and six months of 2009 compared to 2008:

	For the three-month period Ended June 30,		For the six-month period Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
	Providers	Providers	Providers	Providers
Physician Financials
(a) Patient revenue	$51,482	$48,515	$99,887	$92,264
(b) Cost of services	33,457	31,740	66,287	61,504
(c) Base service fee	2,408	2,201	4,686	4,237
(d) Practice contribution (a-b-c)	15,617	14,574	28,914	26,523
(e) Physician compensation	13,895	13,201	25,718	23,898
(f) IntegraMed additional fee	1,722	1,374	3,196	2,625

IntegraMed Financials
(g) IntegraMed gross revenue (b+c+f)	37,587	35,315	74,169	68,366
(h) Amortization of business service rights	(324)	(324)	(648)	(648)
(i) Other revenue	27	60	53	79
(j) IntegraMed fertility services revenue (g+h+i)	$37,290	$35,051	$73,574	$67,797

New Patients Visits, which are an indicator of initial patient interest in fertility treatment, rose 9% and 10%, respectively, in the three and six months ending June 30, 2009 versus the year earlier period. Likewise, IVF Cycle volume, which is an indicator of billable charges, rose by 3% and 8% during the same three and six month periods relative to the prior year. These key Fertility Center metrics are presented below:

	Q2 2009	Q2 2008	Change	% Change	YTD 2009	YTD 2008	Change	% Change
Revenues (000’s)	37,290	35,051	2,239	6%	73,574	67,797	5,777	9%
Operating Income (000’s)	3,057	2,570	487	19%	5,699	4,874	825	17%
New Patient Visits	7,089	6,516	573	9%	14,068	12,771	1,297	10%
IVF Cycles	3,547	3,430	117	3%	7,190	6,650	540	8%

Consumer Services Segment

Revenues from our Consumer Services Division increased by 8.5%, or $0.4 million, and 18.5%, or $1.5 million, respectively, for the three and six months ended June 30, 2009 versus the same periods in the prior year. Attain IVF revenues accounted for approximately 94% of the divisions revenues during the second quarter and first six months of 2009, up from approximately 93% for the same periods in 2008. Patients enrolled in the Attain IVF program pay us an upfront fee (deposit) in return for up to six treatment cycles. Any non-refundable portion of these fees are recognized as revenue based on the relative fair value of each treatment cycle completed relative to the total fair value of the contracted treatment package available to the patient. The refundable portion of the program enrollment fee is recognized as revenue when the patient becomes pregnant.

At the time of pregnancy we also establish a reserve for future medical costs should the patient miscarry and require additional contracted treatment cycles as well as a reserve for potential refunds should a patient elect to discontinue participation in the program prior to full treatment. The two main factors that impact Attain IVF financial performance are:

•	The number of patients enrolled and receiving treatment
•	Clinical pregnancy rates

Applications for entrance into our Attain IVF Program decreased by 5% in the second quarter of 2009 versus the prior year, and increased by 4.0% for the six months ending June 30, 2009 relative to the same period in 2008. Likewise, enrollments decreased in the second quarter of 2009 versus the second quarter of 2008, but were even on a six-month to six-month comparison. These key Consumer Services metrics are presented below:

	Q2 2009	Q2 2008	Change	% Change	YTD 2009	YTD 2008	Change	% Change
Revenue (000’s)s	5,004	4,612	392	8%	10,229	8,635	1,594	18%
Operating Income (000’s)	1,161	1,255	(94)	(7)%	2,673	2,320	353	15%
Applications	519	546	(27)	(5)%	1,068	1,027	41	4%
Enrollments	239	280	(41)	(15)%	492	492	—	0%

Our Affiliate program generated revenues of $311,000 and $625,000, respectively, during the second quarter and first half of 2009, up slightly from $304,000 and $587,000, respectively, from the prior year periods. This increase in revenue is attributable to pricing adjustments for the program’s services. As of June 30, 2009, this network was comprised of 22 independent fertility clinics, the same as in the year earlier period, which serve as a distribution channel for our Consumer Services products as well as a recruitment program for future Partner clinics.

Pharmaceutical revenue was $8,000 and $16,000, respectively, for the three and six months ended June 30, 2009, compared to $34,000 and $68,000, respectively, during the same periods in the prior year. As previously disclosed, this segment of our Consumer offerings has been experiencing eroding volume and margins due to long term structural changes in the fertility areas of the pharmaceutical market. We have discontinued offering these pharmaceutical products as of June 30, 2009, as our contractual commitment to do so expired.

Vein Clinics Segment

Revenues for the three and six months ended June 30, 2009 were $13.8 million and $24.7 million, respectively, up 37.4%, or $3.8 million, and 30.5%, or $5.8 million from the comparable periods in 2008. Revenues in this segment are generated from direct billings to patients or their insurer for vein disease treatment services and this patient revenue is consolidated directly into our financials.

The increased revenue in the second quarter was comprised of $0.2 million generated by three new clinics which were opened during the first quarter of 2009, with the remaining $3.6 million increase from clinics which had been operating for over a year. The three new Vein Clinics opened during the first quarter of 2009 accounted for $1.1 million of six-month periods increase, with the remaining $4.7 million generated by legacy clinics.

To date in 2009, we have opened new Vein Clinics locations in Cincinnati and Cleveland, marking our entry into the state of Ohio and these two new markets. These additional clinics bring the total number of vein clinics to 34, or 3 additional operating clinics opened since the second quarter of 2008. These three new clinics accounted for $0.3 million and $1.1 million of the quarterly and six-month growth in revenues noted above, with the remaining increase in revenues generated by organic growth in clinics opened for over one year.

We continue to target the opening of two or three additional new vein clinics in locations across the country during the remainder of 2009; however this pace could be affected by challenges in physician recruitment. To address this issue we have assembled a physician recruitment task force to develop a strategy and plan to raise the profile of the vein care career opportunity to high-quality physicians across the country.

New Consultations, which are an indication of patient interest in vein care treatment, rose 34% in the second three months of 2009 relative to the year earlier period and 43% for the first six months of 2009 versus the year earlier period. First Leg Starts, which signifies the beginning of a billable treatment cycle rose 33% and 32% for the quarter and year-to-date versus the comparable periods in 2008. These key quarter-to-quarter operational metrics for our Vein Clinics Division are presented below:

	Q2 2009	Q2 2008	Change	% Change	YTD 2009	YTD 2008	Change	% Change
Revenues (000’s)	13,821	10,062	3,759	37%	24,667	18,904	5,763	30%
Operating Income (000’s)	1,282	713	569	80%	2,036	1,035	1,001	97%
New Consultations	4,585	3,423	1,162	34%	7,706	5,384	2,322	43%
First Leg Starts	2,085	1,573	512	33%	3,659	2,781	878	32%

Contribution

Our 2009 second quarter contribution of $5.5 million increased 21% from the same period in 2008. For the first six months of 2009, contribution increased from $8.2 million in 2008 to $10.4 million in 2009, or an increase of 26%. A segment-by-segment discussion is presented below.

Fertility Centers Segment

Fertility Center contribution of $3.1 million in the second quarter of 2009 was up $0.5 million, or 19%, from the second quarter of 2008, based on a 9% rise in revenue. This increase is comprised of $0.1 million from new Partners and $0.4 million from legacy Partner clinics. Contribution for the first six months of 2009 rose $0.8 million, or 17%, from the prior year period based on a 9% rise in revenue. During the first six months of 2009, $0.3 million of contribution was attributable to our new Partners and $0.6 million was attributable to our legacy Partner centers, which were offset slightly by a $0.1 million rise in division administrative overhead. The rise in contribution is attributed to improved operating margins that are the result of division wide cost controls implemented early in 2009.

Consumer Services Segment

Contribution from our Consumer Services segment was $1.2 million in the second quarter of 2009, compared to $1.3 million in the same period in the prior year. This dip was the result of a modest 2.5% decline in pregnancy success rates during the second quarter of 2009 relative to the second quarter of 2008 when rates were at the high end of our expectations.

Contribution for the six-months ended June 30, 2009 was $2.7 million versus $2.3 million in the year earlier period. This increase is the result of a 10% increase in outcomes during the first six months of 2009 versus the same period in 2008, and a 5% increase in pregnancy success rates during the same period.

Vein Clinics Segment

For the second quarter of 2009, contribution from our Vein Clinics Division was $1.3 million, or 9.3% of Vein Clinic revenues. This compares to contribution of $0.7 million, or 7.1% of revenues in the same period in the prior year. For the first six months of 2009, Vein Clinic contribution of $2.0 million or 8.3% of revenue compares to $1.0 million or 5.5% of revenue in the first six months of 2008. The improved performance for both the quarter and six month period is largely attributable to the additional operational and marketing infrastructure put in place during 2008. This infrastructure allowed the division to conduct ongoing direct-to-consumer marketing initiatives and provided the resources necessary to service the resulting increase in patient flow.

General and Administrative Expenses

General and Administrative (“G&A”) expenses are comprised of salaries and benefits, administrative, regulatory compliance, and operational support costs defined as our Shared Services group, which are not specifically related to individual clinical operations or other product offerings. These costs totaled $3.4 million in the second quarter of 2009, and $6.6 million for the first six months of 2009, an increase from the $2.7 million and $5.1 million recorded in the same periods of the prior year. The increased G&A costs in both the quarter and six-month periods is attributable to higher service and infrastructure activities designed to provide operational support to our three growing business segments. We continue to actively manage G&A expenses in an effort to leverage our Support Services group and extract economies of as those opportunities arise.

Interest

Net interest expense in the second quarter of 2009 totaled $202,000, compared to $297,000, during the same period in the prior year. Net interest expense was $423,000 for the first six months of 2009 as compared to net interest expense of $576,000 in the first six months of 2008. The reduction in net interest expense for both the quarterly and six month periods is the result of scheduled debt repayments which reduced our outstanding loan balances coupled with lower market interest rates on certain portions of the remaining balances.

Income Tax Provision

Our provision for income tax was approximately $1.4 million for the six months ended June 30, 2009, or 40.5% of pre-tax income. This is compared to approximately $1.0 million, or 40.3%, of pre-tax income during the same period last year. For the second quarter of 2009, the income tax provision was approximately $0.8 million, or 40.3% of pre-tax income, compared to $0.6 million, or 40.0% of pre-tax income in the second quarter of 2008. Our effective tax rates for 2009 and 2008 reflect provisions for both current and deferred federal and state income taxes. The effective income tax rate for the six months ended June 30, 2009 and 2008 includes additional interest for tax exposure items.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have a material impact on our financial statements. At June 30, 2009, the total gross unrecognized tax benefits were approximately $271,000, and the total unrecognized tax benefits (net of federal effect) were approximately $191,000. Interest on unrecognized tax benefits as of June 30, 2009 was approximately $39,000. We do not anticipate that any of our net unrecognized tax benefits will become recognized over the next year due to expirations in the statute of limitations.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2007 and 2008 tax years remain open for examination by the tax authorities due to the recent completion of an IRS examination. For state tax purposes, our 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations.

Off-Balance Sheet Arrangements

FASB Interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities" ("VIE's") addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As of June 30, 2009, through the acquisition of Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary and obligor of their financial results (our contract provides for us to receive any excess or deficit profits from the vein clinics). As such we have consolidated these vein clinic operations in our financial statements in accordance with the provisions of FIN 46R. Since we do not have any financial interest in the individual fertility clinics and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit profits), we do not consolidate the results of the fertility clinics in our accounts. Also, since we do not have a controlling interest in the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.

Liquidity and Capital Resources

As of June 30, 2009, we had approximately $31.5 million in cash and cash equivalents on hand as compared to $28.3 million at December 31, 2008. We had a working capital deficit of approximately $5.3 million, at June 30, 2009, versus a deficit of $4.0 million as of December 31, 2008. This decrease in working capital from December 31, 2008 levels was primarily due to fixed asset purchases of $3.7 million and scheduled debt payments of $1.9 million during the first six months of 2009, net of operating cash flows.

Attain IVF patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future Consumer Services Division revenues. These deposits totaled approximately $13.0 million and $13.9 million as of June 30, 2009 and December 31, 2008, respectively. The decrease in deposits is a direct result of increased patient treatments, and the realization of the associated revenue, during the first six months of 2009. These deposits are a significant source of cash flow and represent interest-free financing for us.

As of June 30, 2009, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements. However, we anticipate upcoming capital expenditures of approximately $2.1 million for the remainder of 2009. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements. We believe that working capital, specifically cash and cash equivalents, remains at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

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

Each component of our amended credit facility bears interest by reference to Bank of America’s prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.00% to 2.75% in the case of LIBOR-based loans. Prime-based loans are made at Bank of America’s prime rate and do not contain an additional margin. Interest on the prime-based loans became payable quarterly beginning November 8, 2007 and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of June 30, 2009, interest on the term loan was payable at a rate of 2.57%. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.

Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of June 30, 2009 under the revolving line of credit the full amount of $10.0 million was available, of which $7.5 million was outstanding.

Our Bank of America credit facility is collateralized by substantially all of our assets. As of June 30, 2009, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at June 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (00’s omitted)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Notes payable	$20,405	$3,743	$16,662	$—	$—
Line of credit outstanding	7,500	7,500	—	—	—
Interest on debt	3,695	1,375	2,320	—	—
Capital lease obligations	260	84	176	—	—
Operating leases	69,279	9,978	25,211	8,064	26,026
Fertility Partners capital and other obligations	2,089	2,089
Total contractual cash obligations	$103,228	$24,769	$44,369	$8,064	$26,026

	Amount of Commitment Expiration per Period (000’s omitted)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Unused lines of credit	$2,500	$—	$2,500	$—	$—

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

•	We provide a cash credit to the practice for billings to patients and insurance companies. We reduce the cash credit for clinic expenses that we have incurred on behalf of the practice;
•	We reduce the cash credit for the base portion of our Service Fee which relates to the Partner revenues;
•	We reduce the cash credit for the variable portion of our Service Fee which relates to the Partner earnings;
•	We disburse to the medical practice the remaining cash amount which represents the physician's undistributed earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. During the third quarter of 2007 we entered into a derivative transaction designed to hedge 50% of our variable rate term loan. As a result of this derivative transaction we have successfully shielded ourselves from a portion of the interest rate risks associated with our term loan. We are currently subject to interest rate risks associated with our short term investments and certain advances to our Fertility clinics, both of which are tied to either short term interest rates or the prime rate. As of June 30, 2009, a one percent change in interest rates would impact our pre-tax income by approximately $100,000 annually.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15under the Securities Exchange Act of 1934) as of June 30, 2009 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b) Changes in internal controls

There were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II		OTHER INFORMATION

Item 1	.	Legal Proceedings

From time to time, we are party to legal proceedings in the ordinary course of business. As of June 30, 2009, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

Item 1A.		Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on form 10-K for the year ended December 31, 2008

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.		Defaults upon Senior Securities.

None.

Item 4.		Submission of Matters to Vote of Security Holders
At an Annual Stockholders Meeting held on May 13, 2009, the following matters were acted upon by the stockholders with the indicated votes thereon.

Proposal 1 — Election of Directors

Director	Votes For	Votes Withheld

Kush K. Agarwal	7,242,855	126,821
Gerardo Canet	7,240,273	129,403
Jay Higham	7,296,896	72,780
Wayne Moon	7,236,016	133,660
Lawrence J. Stuesser	7,239,474	130,202
Elizabeth Tallett	7,240,630	129,046
Yvonne Thornton, M.D.	7,244,188	125,488

Proposal 2 — Amendment of the 2007 Long-Term Compensation Plan to increase the number of shares of common stock available for issuance from 500,000 to 750,000 shares

Votes For	Votes Withheld	Abstain	Broker Non-Vote

4,709,943	984,220	10,145	1,665,368

Item 5	Other Information

None.

Item 6.	Exhibits

See Index to Exhibits on Page 28.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	August 7, 2009	By:	INTEGRAMED AMERICA, INC. (Registrant) /s/John W. Hlywak, Jr.
John W. Hlywak, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.2 (h)	Copy of By-laws (as Amended on May 12, 2009).
31.1	CEO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2009

31.2	CFO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2009

32.1	CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2009

32.2	CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2009