Form 10-Q
period 2009-09-30
INTEGRAMED AMERICA INC
filed 2009-11-16
CIK 885988

========================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 4, 2009 was approximately 8,781,000.

======================================================================================

INTEGRAMED AMERICA, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets at September 30, 2009 and December 31,2008(restated)	3

	Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2009 and 2008 (restated)	4

	Consolidated Statements of Shareholders’ Equity for the nine-month period ended September 30, 2009	5

	Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2009 and 2008 (restated)	6

	Notes to Consolidated Financial Statements	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28-29

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	30

Item 1A.	Risk Factors	30-35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

SIGNATURES		36

CERTIFICATIONS PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

CERTIFICATIONS PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

INTEGRAMED AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)	(restated)
ASSETS
Current Asset
Cash and cash equivalents	$35,186	$28,275
Patient and other receivables, net	7,590	6,681
Deferred taxes	4,352	5,744
Other current assets	6,068	6,468
Total current assets	53,196	47,168

Fixed assets, net	16,674	16,618
Intangible assets, Business Service Rights, net	20,984	21,956
Goodwill	29,478	29,478
Trademarks	4,442	4,442
Other assets	3,682	1,781
Total assets	$128,456	$121,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,049	$2,853
Accrued liabilities	18,823	17,818
Current portion of long-term notes payable and other obligations	11,335	11,351
Due to Fertility Medical Practices	10,551	6,354
Attain IVF deferred revenue and other patient deposits	12,996	11,237
Total current liabilities	55,754	49,613

Deferred and other tax liabilities	271	696
Long-term notes payable and other obligations	15,845	18,868
Total liabilities	71,870	69,177

Commitments and Contingencies

Shareholders’ equity:
Common Stock, $.01 par value – 15,000,000 shares authorized on September 30, 2009 and December 31, 2008, respectively, 8,781,150 and 8,645,994 shares issued and outstanding on September 30, 2009 and December 31, 2008, respectively	88	87
Capital in excess of par	56,011	54,943
Accumulated other comprehensive loss	(222)	(375)
Treasury stock, at cost – 46,408 and 22,682 shares on September 30, 2009 and December 31, 2008, respectively	(375)	(211)
Retained earnings (Accumulated deficit)	1,084	(2,178)
Total shareholders’ equity	56,586	52,266
Total liabilities and shareholders’ equity	$128,456	$121,443

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(all amounts in thousands, except per share amounts)

(unaudited)

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2009	2008	2009	2008
		(restated)		(restated)
Revenues, net
Fertility Centers	$35,964	$36,505	$109,538	$104,302
Consumer Services	5,013	5,364	15,242	14,367
Vein Clinics	12,621	10,360	37,288	29,264
Total revenues	53,598	52,229	162,068	147,933

Costs of services and sales
Fertility Centers	32,985	33,762	100,860	96,685
Consumer Services	3,945	4,012	11,501	10,333
Vein Clinics	11,626	9,468	34,257	27,337
Total costs of services and sales	48,556	47,242	146,618	134,355

Contribution
Fertility Centers	2,979	2,743	8,678	7,617
Consumer Services	1,068	1,352	3,741	4,034
Vein Clinics	995	892	3,031	1,927
Total contribution	5,042	4,987	15,450	13,578

General and administrative expenses	2,764	2,853	9,333	7,951
Interest income	(44)	(95)	(187)	(324)
Interest expense	303	403	869	1,208
Total other expenses	3,023	3,161	10,015	8,835

Income before income taxes	2,019	1,826	5,435	4,743
Income tax provision	791	727	2,173	1,909
Net income	$1,228	$1,099	$3,262	$2,834

Basic and diluted net earnings per share of Common Stock
Basic earnings per share	$0.14	$0.13	$0.37	$0.33
Diluted earnings per share	$0.14	$0.13	$0.37	$0.33

Weighted average shares – basic	8,776	8,648	8,770	8,607
Weighted average shares - diluted	8,839	8,714	8,833	8,685

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.

CONOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(all amounts in thousands)

(unaudited)

	Common Stock				Treasury Shares
	Shares	Amount	Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Shares	Amount	Accumulated Deficit	Total Equity
Balance at December 31, 2008(restated)	8,668	$87	$54,943	$(375)	23	$(211)	$(2,178)	$52,266
Stock awards granted, net	142	1	(1)	—	23	(164)	—	(164)
Restricted stock award and stock option expense amortization	—	—	1,038	—	—	—	—	1,038
Stock options exercised	17	—	31	—	—	—	—	31
Unrealized gain on hedging transaction	—	—	—	153	—	—	—	153
Net income for the nine months ended September 30, 2009	—	—	—	—	—	—	3,262	3,262
Balance at September 30, 2009	8,827	$88	$56,011	$(222)	46	$(375)	$1,084	$56,586

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.

STATEMENT OF CASH FLOWS

(all amounts in thousands)

	For the Nine-month period ended September 30,
	2009	2008
	(unaudited)	Restated
Cash flows from operating activities:
Net income	$3,262	$2,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,382	5,459
Deferred income tax provision	(836)	(376)
Stock-based compensation	1,038	617

Changes in assets and liabilities —
Decrease (increase) in assets
Patient and other accounts receivable	(909)	(1,235)
Other current assets	400	433
Other assets	(149)	(323)
(Decrease) increase in liabilities
Accounts payable	(804)	587
Accrued liabilities	841	(1,314)
Due to fertility medical practices	4,197	(2,025)
Attain IVF deferred revenue and other patient deposits	1,759	1,219
Net cash provided by operating activities	14,181	5,876

Cash flows from investing activities:
Purchase of business service rights	—	(950)
Cash paid to purchase VCA, net of cash acquired	—	(119)
Purchase of other intangibles	—	(110)
Purchase of fixed assets and leasehold improvements, net	(4,466)	(3,896)
Net cash used in investing activities	(4,466)	(5,075)

Cash flows from financing activities:
Proceeds from issuance of debt	—	380
Debt repayments, net	(2,835)	(2,736)
Common Stock transactions, net	31	261
Net cash used by financing activities	(2,804)	(2,095)

Net increase (decrease) in cash and cash equivalents	6,911	(1,294)
Cash and cash equivalents at beginning of period	28,275	23,740
Cash and cash equivalents at end of period	$35,186	$22,446

Supplemental Information:
Interest paid	$812	$1,012
Income taxes paid	$3,658	$1,483

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — INTERIM RESULTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2009, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in IntegraMed America’s Annual Report on Form 10-K/Amendment 2 for the year ended December 31, 2008 (to be filed by November 30, 2009).

NOTE 2 — RESTATEMENT OF REVENUE RECOGNITION FOR ATTAIN IVF PROGRAM:

On October 28, 2009, the management of IntegraMed America, Inc. (the “Company”) concluded and subsequently reported to the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) that the Company’s audited financial statements for the years ended December 31, 2006, 2007 and 2008 (collectively, the “Relevant Periods”) should no longer be relied upon and will be restated due to an understatement in revenue recognized in connection with its Attain IVF Refund Program within its Consumer Services Division.

As previously reported on a Current Report on Form 8-K filed on March 31, 2009, the Company restated certain financial statements after determining that they could not be relied upon. Specifically, the Company restated its prior financial statements with respect to the timing of revenue and profit recognition of $3,477,000 of the revenue related to its Attain IVF Refund Program (formerly “Shared Risk Refund Program”) within its Consumer Services Division for the years 2001 through 2008. That restatement did not impact the cash flows from operations of this program or the ultimate profits to be recognized, only the timing of the revenue and profit recognition.

Subsequent to the original restatement, the Company developed, programmed and tested a new patient management and revenue recognition system for the Attain IVF Refund Program. The new system recently reached sufficient operating proficiency to allow input of the patient information related to the Attain IVF Refund Program. As a result, the Company identified that the deferred revenue amount of $3,477,000, related to the years 2001 through 2008, that had been previously restated should have been only $822,000. The Company determined that while the previous system properly accounted for the recognition of the proportional fair value revenue related to the non-refundable portion of the patient fee (which was the subject of a comment and review process by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission), it assumed all patients would either achieve pregnancy or utilize all services available to them under the program. It is a fact that most of the patients that seek a refund, do so prior to utilizing all services available under the program. As a result we failed to recognize as revenue a portion of the non-refundable fee on that class of patients.

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The change in our Statement of Operations and Consolidated Balance Sheet for the three and nine months ended September 30, 2008, and the twelve months ended December 31, 2008 is presented below (000’s, except per share amounts):

	For the Three-month period ended September 30,	For the Nine-month period ended September 30,	For the Twelve months ended December 31,
	2008	2008	2008

Revenue recognized from prior period	$382	$750	$750
Revenue deferred to future period	(171)	(171)	—
Net change in period revenue	$211	$579	$750

Revenue as reported	$52,018	$147,354	$197,403
Net change in reported revenue	211	579	750
Revenue as restated	$52,229	$147,933	$198,153

Income before income taxes as reported	$1,619	$4,174	$5,715
Net change in reported revenue	211	579	750
Net change in reserve for medical costs	(4)	(10)	(13)
Income before income taxes as restated	$1,826	$4,743	$6,452

Income tax provision as reported	$640	$1,670	$2,227
Net change in income taxes from above adjustments	87	239	309
Income tax provision as restated	$727	$1,909	$2,536

Net income as reported	$979	$2,504	$3,488
Summary of above adjustments	120	330	427
Net income as restated	$1,099	$2,834	$3,915

Diluted earnings per share as reported	$0.11	$0.29	$0.40
Change in earnings per share from above adjustments	0.02	0.04	0.05
Diluted earnings per share as restated	$0.13	$0.33	$0.45

Current liabilities as reported			$51,126
Cumulative effect of restatement on current liabilities			(1,513)
Current liabilities as restated			$49,613

Shareholders’ Equity as reported			$50,753
Cumulative effect of restatement on Shareholders’ Equity			1,513
Shareholders’ Equity as restated			$52,266

There was no change to cash flow as a result of this restatement.

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For a complete description of our revenue recognition policy please refer to Note 3 – “Summary of Significant Accounting Policies” contained in our Annual Report on form 10-K for the year ended December 31, 2008.

All references to 2008 numbers hereafter have been updated to include the impact of this restatement.

NOTE 3 — EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended September 30, 2009 and 2008 is as follows (000's omitted, except for per share amounts):

	For the three-month period ended September 30,		For the nine-month period ended September 30,
	2009	2008	2009	2008
Numerator
Net Income	$1,228	$1,099	$3,262	$2,834

Denominator
Weighted average shares outstanding (basic)	8,776	8,648	8,770	8,607
Effect of dilutive options and warrants	63	66	63	78
Weighted average shares and dilutive potential Common shares (diluted)	8,839	8,714	8,833	8,685

Basic earnings per share	$0.14	$0.13	$0.37	$0.33
Diluted earnings per share	$0.14	$0.13	$0.37	$0.33

For both the three and nine month periods ended September 30, 2009, there were 127,845 outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of these outstanding options were greater than the average market price of the shares of Common Stock.

For the three and nine month periods ended September 30, 2008, there were 127,845 and 15,845, respectively, outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of these outstanding options were greater than the average market price of the shares of Common Stock.

NOTE 4 — SEGMENT INFORMATION:

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

Performance by segment, for the three and nine months ended September 30 2009 and 2008 are presented below (000’s omitted):

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Fertility Centers	Consumer Services	Vein Clinics	Corp G&A	Consolidated

For the three months ended September 30, 2009
Total Revenues, net	$35,964	$5,013	$12,621	$—	$53,598
Cost of Services and Sales	32,985	3,945	11,626	—	48,556
Contribution	2,979	1,068	995	—	5,042
Operating margin	8.3%	21.3%	7.9%	—	9.4%

General and Administrative	—	—	—	2,764	2,764
Interest, net	(44)	—	—	303	259
Income before income taxes	$3,023	$1,068	$995	$(3,067)	$2,019

Depreciation and amortization expense included above	$1,018	$—	$221	$222	$1,461
Capital Expenditures	$364	$—	$324	$121	$809
Total Assets	$35,772	$125	$49,556	$43,003	$128,456

For the nine months ended September 30, 2009
Total Revenues, net	$109,538	15,242	$37,288	$—	$162,068
Cost of Services and Sales	100,860	11,501	34,257	—	146,618
Contribution	8,678	3,741	3,031	—	15,450
Operating margin	7.9%	24.5%	8.1%	—	9.5%

General and Administrative	—	—	—	9,333	9,333
Interest, net	(187)	—	—	869	682
Income before income taxes	$8,865	$3,741	$3,031	$(10,202)	$5,435

Depreciation expense included above	$3,107	$1	$640	$663	$4,411
Capital Expenditures	$3,084	$—	$705	$677	$4,466
Total Assets	$35,772	$125	$49,556	$43,003	$128,456

For the three months ended September 30, 2008
Total Revenues, net	$36,505	$5,364	$10,360	$—	$52,229
Cost of Services and Sales	33,762	4,012	9,468	—	47,242
Contribution	2,743	1,352	892	—	4,987
Operating margin	7.5%	25.2%	8.6%	—%	9.5%

General and Administrative	—	—	—	2,853	2,853
Interest, net	(95)	—	—	403	308
Income before income taxes	$2,838	$1,352	$892	$(3,256)	$1,826

Depreciation expense included above	$1,018	$1	$193	$295	$1,507
Capital Expenditures	$37	$—	$104	$147	$288
Total Assets	$37,533	$371	$46,603	$28,808	$113,315

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Fertility Centers	Consumer Services	Vein Clinics	Corp G&A	Consolidated

For the nine months ended September 30, 2008
Total Revenues, net	$104,302	$14,367	$29,264	$—	$147,933
Cost of Services and Sales	96,685	10,333	27,337	—	134,355
Contribution	7,617	4,034	1,927	—	13,578
Operating margin	7.3%	28.1%	6.6%	—%	9.2%

General and Administrative	—	—	—	7,951	7,951
Interest, net	(323)	—	(1)	1,208	884
Income before income taxes	$7,940	$4,034	$1,928	$(9,159)	$4,743

Depreciation expense included above	$3,235	$2	$566	$679	$4,482
Capital Expenditures	$2,749	$—	$707	$440	$3,896
Total Assets	$37,533	$371	$46,603	$28,808	$113,315

NOTE 5 – CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of cash, short term marketable securities and accrued interest on these securities. To the extent that cash balances exceed short term operating needs, excess cash is invested in short term interest bearing instruments. It is our policy to restrict our investments to high-quality securities with fixed maturity dates and principle amounts. The composition of our cash and cash equivalents as of September 30, 2009 and December 31, 2008 is as follows (000’s omitted):

	September 30,	December 31,
	2009	2008
	(unaudited)
Cash	$33,775	$26,865
Short term investments	1,400	1,400
Accrued interest income	11	10
Total cash and cash equivalents	$35,186	$28,275

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

For the periods ended September 30, 2009 and December 31, 2008, we believe that our receivable reserves were adequate to provide for any contractual or collection issues.

The composition of our patient and other receivables as of September 30, 2009 and December 31, 2008 is as follows (000’s omitted):

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	September 30,	December 31,
	2009	2008
	(unaudited)
Vein Clinic patient and insurance receivables	$14,240	$12,865
Reserve for insurance contractual allowance	(3,897)	(3,866)
Reserve for uncollectible accounts	(2,878)	(2,648)
Subtotal Vein Clinic receivables, net	7,465	6,351
Other receivables	125	330
Total Patient and other receivables, net	$7,590	$6,681

NOTE 7 – INTANGIBLE ASSETS:

Business Service Rights consist of fees and expenses paid in conjunction with service contracts associated with our Fertility Centers Partner program. These service contracts typically have ten to twenty five year initial lives with the associated service fees on some contracts refundable upon contract termination. We amortize our non-refundable Business Service Rights over the life of their applicable contract. Refundable Business Service Rights, which totaled approximately $6.1 million as of September 30, 2009, are not amortized because these funds will be returned to us upon contract termination.

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

As of September 30, 2009 and December 31, 2008, Due to Fertility Medical Practices was comprised of the following balances (000’s omitted):

	September 30,	December 31,
	2009	2008
	(unaudited)
Advances to Medical Practices	$(13,952)	$(17,121)
Undistributed Physician Earnings	3,716	3,205
Physician Practice Patient Deposits	20,787	20,270
Due to Fertility Medical practices, net	$10,551	$6,354

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 — NOTES PAYABLE AND OTHER OBLIGATIONS:

Notes payable and other obligations as of September 30, 2009 and December 31, 2008 consisted of the following (000’s omitted):

	September 30,	December 31,
	2009	2008
	(unaudited)
Term Loan	$19,035	$21,809
Revolving Line of Credit	7,500	7,500
Derivative Fair valuation adjustment	406	609
Obligations under capital lease	239	301

Total notes payable and other obligations	$27,180	$30,219
Less — current portion	(11,335)	(11,351)

Long-term notes payable and other obligations	$15,845	$18,868

Our term loan and revolving line of credit are financed by Bank of America and are collateralized by substantially all of our assets. As of September 30, 2009 and December 31, 2008, we were in full compliance with all applicable debt covenants.

NOTE 10 – STOCK-BASED EMPLOYEE COMPENSATION:

We currently have three stock option plans which have been previously approved by the stockholders. All three plans are described more fully in Note 19 of the financial statements in our most recent Annual Report on Form 10-K. Under these plans, stock options and stock grants may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of grant. The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions. Under all of our plans, options expire three months from the date of the holder’s termination of employment or twelve months in the event of disability or death. As of September 30, 2009, there were 464,933 shares available for granting under these Plans.

The following table sets forth information about the weighted-average fair value of options granted in 2008, and the fair value assumptions used. No options have been granted during 2009 to date:

	For the three-month period Ended September 30,		For the nine-month period Ended September 30,
	2009	2008	2009	2008
Fair value of options granted	N/A	N/A	N/A	$8.45
Dividend yield	N/A	N/A	N/A	0.0%
Expected volatility	N/A	N/A	N/A	51.8%
Risk free interest rate	N/A	N/A	N/A	4.0%
Expected term in years	N/A	N/A	N/A	6.30

We recognize compensation cost for stock option plans over the vesting period which approximates the service period, based on the fair value of the option as of the date of the grant.

Stock option activity for the first nine months of 2009 under these plans is summarized below:

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Number of shares of Common Stock underlying options	Weighted Average Exercise Price
Options outstanding at December 31, 2008	227,016	$5.78
Granted	—	—
Exercised	(17,331)	$1.75
Canceled	—	—

Options outstanding at September 30, 2009	209,685

Options exercisable at:
December 31, 2008	99,171	$2.34
September 30, 2009	115,780	$4.27

The aggregate intrinsic value (difference between exercise price and current value of our common stock) of options outstanding and exercisable as of September 30, 2009 and December 31, 2008 was approximately $351,000 and $333,000, respectively.

We recorded a charge to earnings to recognize compensation expense related to outstanding stock options of $47,000 and $142,000 for the three and nine months ended September 30, 2009, respectively, and $47,000 and $57,000 for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, we had approximately $495,000 of unrecognized compensation costs related to stock options which will be recognized over their remaining vesting period, which approximates the service period.

We also issue restricted stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers generally vests over a period of three to five years. Our General and Administrative expense includes compensation costs recognized in connection with these restricted stock grants of $251,000 and $896,000 for the three and nine month periods ended September 30, 2009, respectively, and $179,000 and $556,000 for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, we had approximately $1,402,000 of unrecognized compensation costs related to stock grants which will be recognized over their vesting period, which approximates the service period.

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

As a result of this agreement, our net income for the three and nine months ended September 30, 2009 included additional pre-tax financing costs of $116,000 and $279,000, respectively. We also expect to record additional pre-tax financing costs of approximately $300,000 related to this swap agreement over the coming twelve months, given current interest rate forecasts (these financing costs are expected to be offset by lower interest rates on the portion of the underlying term loan not covered by the interest rate swap).

In addition to the costs included in our reported net income, recording this hedge at fair value also generated a non-recognized tax effected gain of $71,000 and $153,000 for the three and nine months ended September 30, 2009, respectively. Recording the fair value of this hedge has also generated a non-recognized tax-effected loss of approximately $222,000 since its inception, which is reported as part of our comprehensive income. The fair value of this hedge was calculated in accordance with SFAS No. 157 – Fair Value Measurements, utilizing Level 2 inputs of quoted prices for similar liabilities in active markets.

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We deem this hedge to be highly effective as it shares the same termination date and amortization schedule as the underlying debt subject to the hedge and the change in fair value inversely mimics the appropriate portion of the hedged item. As of September 30, 2009, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income (loss) for the applicable periods (000’s omitted):

	For the three-month period ended September 30,		For the nine-month period ended September 30,
	2009	2008	2009	2008
Net income as reported	$1,228	$1,099	$3,262	$2,834
Unrealized gain (loss) on hedging transction	71	43	153	(96)

Total comprehensive income	$1,299	$1,142	$3,415	$2,738

NOTE 12— LITIGATION AND COMPLIANCE WITH HEALTHCARE REGULATIONS:

From time to time, we are party to legal proceedings in the ordinary course of business and are required to maintain compliance with extensive healthcare regulations. As of September 30, 2009, none of these proceedings or potential issues associated with healthcare regulation compliance are expected to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 13 — RECENT ISSUED ACCOUNTING GUIDANCE:

FASB ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value

Issued: August 2009

ASU 2009-05 amends ASC 820 by providing additional guidance (including illustrative examples) clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments in ASU 2009-05 require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the amendments in ASU 2009-05 clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments also clarify how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability.

The amendments in ASU 2009-05 are effective for the first reporting period (including interim periods) beginning after its issuance. The adoption of ASU 2009-5 did not have a material impact on our consolidated financial statements.

FASB ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements

Issued: October 2009

The consensus in ASU 2009-13 supersedes certain guidance in ASC 605-25, Revenue Recognition – Multiple Element Arrangements, and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (i.e., the relative-selling-price method). The consensus eliminates the use of the residual method of allocation (i.e., in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration) and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25.

INTEGRAMED AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

When applying the relative-selling-price method, the determination of the selling price for each deliverable must be consistent with the objective of determining vendor-specific objective evidence of fair value (VSOE); that is, the price at which the entity does or would sell the element on a stand-alone basis. This determination requires the use of a hierarchy designed to maximize the entity’s use of available, objective evidence to support its selling price. The entity must consider market conditions as well as entity-specific factors when estimating this selling price.

The amendments in ASU 2009-13 require both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. The objective of the ongoing disclosures is to provide information regarding the significant judgments and estimates made and their impact on revenue recognition. Additionally, disclosures will be made when changes in either those judgments or the application of the relative-selling-price method may significantly affect the timing or amount of revenue recognition. An entity will be required to aggregate these disclosures for similar types of arrangements.

All entities must have adopted the guidance in ASU 2009-13 no later than the beginning of their first fiscal year beginning on or after June 15, 2010. We are currently evaluating the impact, if any, ASU 2009-13 will have on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and with IntegraMed America, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of events could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed under the caption “Risk Factors” appearing under Item 4 included elsewhere in this Form 10Q.

Overview

We manage highly specialized outpatient centers in emerging, technology-based, niche medical markets. Currently, we are a leading manager of fertility centers and vein clinics in the United States. We provide services and products through our three operating divisions (Fertility Centers, Consumer Services and Vein Clinics) and shared support services for providers through our corporate offices. Each of our operating divisions is presented as a separate segment for financial reporting purposes.

Our Fertility Centers Division is a provider network of 11 contracted fertility centers, referred to as our Partner Program, serving 13 metropolitan markets across the United States. We offer products and services to these providers designed to support the fertility center’s growth. All fertility Partners also have full access to our Consumer Services Division offerings. The division also sponsors a Council of Physicians and Scientists for fertility providers. Physicians affiliated with our Partner fertility centers obtain a portion of their malpractice insurance through ARTIC — Assisted Reproductive Technology Insurance Company, a captive insurance company which we helped organize in 2005.

Our Consumer Services Division offers our Attain IVF programs to fertility patients. The division’s Attain IVF programs are designed to make the treatment process easier and more affordable for patients. Currently, this division maintains a contracted network of 25 independent fertility centers (23 as of December 31, 2008) under its Affiliate Program, which is designed to distribute the division’s products and services to a wider group of patients than those serviced by our Partner locations.

Our Vein Clinics Division began operations on August 8, 2007, with the purchase of Vein Clinics of America, Inc. (“VCA”), a company that had been in business since 1981. The Vein Clinics Division currently manages a network of 34 clinics (32 as of December 31, 2008) located in 13 states, which specialize in the treatment of vein disease and other vein disorders.

The primary elements of our business strategy include:

•	Making selective contract acquisitions of Partner fertility centers;

•	Expanding our network of Affiliate fertility centers;

•	Developing de novo vein clinics;

•	Increasing the total number of patients treated;

•	Increasing the penetration of our Attain IVF programs; and

•	Continuing to improve operating efficiencies.

Major Events Impacting Financial Condition and Results of Operations

2009

On October 28, 2009, the management of the Company concluded and subsequently reported to the Audit Committee of the Company’s Board of Directors that the Company’s audited financial statements for the years ended December 31, 2006, 2007 and 2008 should no longer be relied upon and will be restated due to an understatement in revenue recognized in connection with its Attain IVF program within its Consumer Services Division. See Note 2 to the consolidated financial statements for additional information.

On April 20, 2009, we announced the opening of a new vein clinic in Cleveland, Ohio. This represents the 34th clinic in our Vein Clinics Division, our entry into the Cleveland market and the expansion of our presence in the State of Ohio.

On April 1, 2009, we elected to exercise the option contained in our business service agreement with Arizona Reproductive Medicine Specialists, based in Phoenix, Arizona, and expand our service offerings from a limited range of services to those offered to our other fertility Partners.

On January 20, 2009, we announced the opening of a new vein clinic in Cincinnati, Ohio. This represents the 33rd clinic in our Vein Clinics Division and our first entry into the State of Ohio and the Cincinnati market.

2008

From June 2008 through March 2009, our 2007 annual and our 2008 periodic interim Securities and Exchange Commission reports were the subject of a standard comment and review process by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. The application of generally accepted accounting principles to our Attain IVF Refund Program’s (formerly our Shared Risk Refund Program’s) multiple element revenue arrangements is complex and management’s interpretation of the applicable authoritative literature related to the timing of the recognition of the fair value of revenues for the non-refundable portion of the Attain IVF Refund Program fees differed from that of the Securities and Exchange Commission, which caused us to re-evaluate our revenue recognition policies. As a result, we restated our prior financial statements with respect to the timing of revenue recognition for our Attain IVF Refund Program within our Consumer Services Division. Our previous revenue recognition policy had generally recognized the non-refundable patient fees (generally 30% of the contract amount) as revenues upon the completion of the first treatment cycle. We now recognize the non-refundable fees based on the relationship of the fair value of each treatment to the total fair value of the treatment package available to each patient. We also recognize a “warranty reserve” representing the estimated cost of services to be provided in the event a qualified patient miscarries. This restatement does not impact our cash flows from operations or the ultimate profits from our Attain IVF Refund Program, only the timing of the revenue recognition for the non-refundable portion of the Attain IVF Refund Program fees paid by patients. See Note 2 of our consolidated financial statements included elsewhere in this prospectus. The financial data included in this prospectus reflects this restatement.

On December 17, 2008, we announced the opening of a new vein clinic in Skokie, Illinois. This clinic represents our ninth vein care clinic in the greater Chicago metropolitan area and benefits from the operational and marketing leverage we have developed in that market.

On December 8, 2008, we announced the opening of a new vein clinic in Monroeville, Pennsylvania. This clinic is our first vein clinic in Pennsylvania and is designed to provide state-of-the-art vein care to patients in the greater Pittsburgh area.

On July 9, 2008, we entered into a business services agreement to provide discrete business services to Arizona Reproductive Medicine Specialists, based in Phoenix, Arizona. Under the terms of this 25-year agreement, our service fees were initially comprised of a fixed percentage of the fertility practice’s net revenues.

We also had the exclusive option, which we exercised on April 1, 2009, at any point during the life of the contract to expand our service offerings into a complete range of business, marketing and financial services. After we exercised the option on April 1, 2009, our fees also included a fixed percentage of the fertility practice’s earnings.

On June 23, 2008, we announced that we entered into a new Affiliate services contract with the University of North Carolina (“UNC”) School of Medicine’s Department of Obstetrics and Gynecology in Chapel Hill, North Carolina. As an Affiliate, UNC School of Medicine’s Department of Obstetrics and Gynecology receives distribution rights to our consumer products and services. In addition, UNC School of Medicine’s Department of Obstetrics and Gynecology has the right to receive other products and services uniquely designed to support the business needs of successful, high-growth fertility centers.

On June 5, 2008, we announced the opening of a new vein clinic in Marietta, Georgia. This clinic was our fourth vein clinic in Georgia.

On April 29, 2008, we announced the opening of a new vein clinic in Alexandria, Virginia. This addition to our Vein Clinics Division provides focused vein care treatment solutions to the Washington, D.C. metropolitan area.

On April 24, 2008, we entered into a business service agreement to supply a complete range of business, marketing and facility services to Southeastern Fertility Centers, P.A., located in Mount Pleasant, South Carolina. Under the terms of this 25-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues and an additional fixed percentage of the practice’s earnings. We also committed up to $600,000 to fund any necessary capital needs of the practice.

On April 1, 2008, we entered into an Affiliate services contract with OU Physicians Reproductive Health in Oklahoma City, Oklahoma. As a result of this agreement, OU Physicians Reproductive Health provides another opportunity for our Consumer Services Division to distribute its product offerings.

2007

On August 30, 2007, we entered into a business service agreement to supply a complete range of business, marketing and facility services to the Center for Reproductive Medicine in Orlando, Florida. The Center for Reproductive Medicine is a fertility practice comprised of four physicians. Under the terms of this 25-year agreement, our service fees are comprised of reimbursed costs of services, a tiered percentage of revenues and an additional fixed percentage of the Center for Reproductive Medicine’s earnings. We also committed up to $1.0 million to fund any necessary capital needs of the practice.

On August 8, 2007, we acquired all of the outstanding stock of VCA for a total cost of approximately $29 million in cash and common stock. The results of VCA are included in our financial statements from the date of the acquisition.

Also on August 8, 2007, we entered into an amended credit agreement with Bank of America, N.A. (“Bank of America”). The new term loan under the amended credit agreement is in the amount of $25 million (the proceeds of which were applied to repay our original term loan and finance, in part, the VCA transaction). Interest on the new term loan is, at our option, at the prime rate less up to 0.50% or at LIBOR plus 2.00% to 2.75%, depending upon the level of the ratio of consolidated debt to earnings before interest, taxes depreciation and amortization (“EBITDA”). The amended credit agreement also contains provisions for a revolving line of credit in the amount of $10 million. Interest on the revolving line of credit is at the prime rate less up to 0.50% or at LIBOR plus 1.5% to 2.5%, depending on the level of the ratio of consolidated debt to EBITDA.

Effective July 1, 2007, we expanded our fertility center Partner service arrangement with Shady Grove Fertility Reproductive Science Center, P.C. (“Shady Grove”) with the addition of the Fertility Center of the Greater Baltimore Medical Center (the “Center”) in Baltimore, Maryland, where we now provide a full range of business, marketing and financial services. Under the terms of this agreement, we purchased the assets of the Center from Greater Baltimore Medical Center and have committed additional resources to support further growth and development of the Center. Under the terms of this agreement, we are paid service fees comprised of reimbursed costs of services and a fixed percentage of revenues, plus an additional fixed amount of the Center’s earnings.

On March 19, 2007, we declared a 25% common stock split effected in the form of a common stock dividend for all holders of record as of April 13, 2007. As a result of this dividend, 1,628,907 new shares of common stock were issued on the payment date of May 4, 2007. No fractional shares were issued as all fractional amounts were rounded up to the next whole share. All weighted average shares outstanding and earnings per share calculations in this prospectus have been restated to reflect this common stock dividend.

Significant Accounting Policies and Use of Estimates

Our significant accounting policies are described in Note 3 of our consolidated financial statements included out Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, including our significant accounting policies, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for uncollectible accounts and contractual allowance reserves, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. The most significant use of estimates and assumptions in the preparation of our consolidated financial statements relates to the determination of net revenues and accounts receivable and reserves for estimated refunds due to pregnancy losses in our Attain IVF Refund Program.

Contractual allowance and uncollectible reserve amounts are determined based on historical collection performance data and are reviewed and adjusted monthly as necessary. We make periodic estimates for pregnancy loss based upon Company specific data.

Results of Operations

The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statements of operations for the three and nine month periods ended September 30, 2009 and 2008:

	For the three-month period Ended September 30,		For the nine-month period Ended September 30,
	2009	2008	2009	2008
Revenues, Net
Fertility Centers	67.1%	69.9%	67.6%	70.5%
Consumer Services	9.4%	10.3%	9.4%	9.7%
Vein Clinics	23.5%	19.8%	23.0%	19.8%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of services and sales
Fertility Centers	61.5%	64.6%	62.2%	65.4%
Consumer Services	7.4%	7.7%	7.1%	7.0%
Vein Clinics	21.7%	18.2%	21.2%	18.4%
Total cost of services and sales	90.6%	90.5%	90.5%	90.8%

Contribution
Fertility Centers	5.6%	5.3%	5.4%	5.2%
Consumer Services	2.0%	2.6%	2.3%	2.7%
Vein Clinics	1.8%	1.6%	1.8%	1.3%
Total contributions	9.4%	9.5%	9.5%	9.2%

General and administrative expenses	5.0%	5.4%	5.7%	5.4%
Interest income	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Interest expense	0.6%	0.8%	0.5%	0.8%
Total other expenses	5.6%	6.0%	6.1%	6.0%

Income before income taxes	3.8%	3.5%	3.4%	3.2%
Income tax provision	1.5%	1.4%	1.3%	1.3%
Net income	2.3%	2.1%	2.0%	1.9%

Three and Nine months Ended September 30, 2009 Compared to the Three and Nine months Ended September 30, 2008

Revenues

For the three months ended September 30, 2009, total revenues of $53.6 million increased approximately $1.4 million, or 2.6%, from the same period in 2008. Revenue at our Vein Clinics Division was up approximately $2.3 million based on higher volume. Fertility Centers revenue was $0.5 million below the same period in 2008 principally as a result of a previously announced contract loss at one of our larger centers, and our Consumer Services segment reported a slight decrease in revenue of $0.4 million as a result of lower clinical outcomes in the third quarter of 2009 versus the prior year.

For the nine months ended September 30, 2009, total revenues of $162.1 million increased approximately $14.1 million, or 9.6%, from the same period in 2008. Approximately $8.0 million of this increase was generated by our Vein Clinics Division, $5.2 million from our Fertility Centers Division and $0.9 million from our Consumer Services Division.

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

During the third quarter of 2009, Fertility Center revenues decreased by $0.5 million or 1.5% from the same period in 2008. This reduction was the result of a $0.1 million increase in service fees offset by a $0.6 million reduction in pass-through reimbursed costs within the division. The other major factor influencing this variance is the contract loss discussed above. During the first nine months of 2009, Fertility Center revenues increased by $5.2 million, or 5.0%, relative to the same period in the prior year. This increase was the result of service fees assessed on a 4.5% rise in same-center patient revenue as well as a comparable 4.2% rise in clinic contribution.

The table below illustrates the components of Fertility Centers’ revenue in relation to the physician practice financials for the first three and nine months of 2009 compared to 2008:

	For the three-month period Ended September 30,		For the nine-month period Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
	Providers	Providers	Providers	Providers
Physician Financials
(a) Patient revenue	$49,478	$50,709	$149,365	$142,973
(b) Cost of services	32,319	32,939	98,603	94,442
(c) Base service fee	2,319	2,318	7,005	6,555
(d) Practice contribution (a-b-c)	14,840	15,452	43,757	41,976
(e) Physician compensation	13,223	13,914	38,943	37,813
(f) IntegraMed additional fee	1,617	1,538	4,814	4,163

IntegraMed Financials
(g) IntegraMed gross revenue (b+c+f)	36,255	36,795	110,422	105,160
(h) Amortization of business service rights	(324)	(324)	(972)	(972)
(i) Other revenue	33	34	88	114
(j) IntegraMed fertility services revenue (g+h+i)	$35,964	$36,505	$109,538	$104,302

New Patients Visits, which are an indicator of initial patient interest in fertility treatment, rose 7% and 9%, respectively, in the three and nine months ending September 30, 2009 versus the year earlier period. Likewise, IVF Cycle volume, which is an indicator of billable charges, dropped slightly in the third quarter of 2009 versus the prior year as a result of the lingering recession and the tightening of credit available to patients. IVF cycle volume is up 4% for the nine months ended September 30, 2009 versus the same period in the prior year. These key Fertility Center metrics are presented below:

	Q3 2009	Q3 2008	Change	% Change	YTD 2009	YTD 2008	Change	% Change
Revenues (000’s)	$35,964	$36,505	$(541)	(1)%	$109,538	$104,302	$5,236	5%
Operating Income (000’s)	$ 2,979	$ 2,743	$ 236	9%	$ 8,678	$ 7,617	$1,061	14%
New Patient Visits	7,063	6,602	461	7%	21,132	19,373	1,759	9%
IVF Cycles	3,424	3,566	(142)	(4)%	10,610	10,216	394	4%

Consumer Services Segment

Revenue from our Consumer Services Division decreased of $0.4 million, or 6.5%, in the third quarter of 2009 versus the same period in the prior year, and increased 6.1%, or $0.9 million for the nine months ended September 30, 2009 versus the same period in the prior year. Attain IVF revenues accounted for approximately 93% of the division’s revenues during the third quarter and first nine months of 2009, which was comparable with the same periods in 2008. Patients enrolled in the Attain IVF Refund Program pay us an upfront fee (deposit) in return for a specific number of treatment cycles. Any non-refundable portion of these fees are recognized as revenue based on the relative fair value of each treatment cycle completed relative to the total fair value of the contracted treatment package available to the patient. The refundable portion of the program enrollment fee is recognized as revenue when the patient becomes pregnant.

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

The $0.4 million decrease in revenue for the third quarter of 2009 relative to the prior year was the result of fewer clinical outcomes recorded in the third quarter versus the prior year, which resulted from fewer program enrollments in the second quarter of 2009. This decrease in patient enrollments was caused by lingering recessionary effects and the tightening of credit markets which made treatment financing more difficult for some prospective patients.

For the nine months ended September 30, 2009, the number of recorded clinical outcomes exceeded that for the same period in the prior year resulting in increased revenues of $0.9 million, or 6.1%.

Applications for entrance into our Attain IVF Program increased by 2% in the third quarter of 2009 versus the prior year, and increased by 3% for the nine months ending September 30, 2009 relative to the same period in 2008. Enrollments decreased in the third quarter of 2009 versus the third quarter of 2008, and were down slightly on a nine-month to nine-month comparison reflecting the desire by some patients to delay treatment in the current economic environment. These key Consumer Services metrics are presented below:

	Q3 2009	Q3 2008	Change	% Change	YTD 2009	YTD 2008	Change	% Change
Revenue (000’s)s	$5,013	$5,364	$(351)	(7%)	$15,242	$14,367	$ 875	6%
Operating Income (000’s)	$1,068	$1,352	$(284)	(21%)	$ 3,741	$ 4,034	$(293)	(7%)
Applications	552	542	10	2%	1,620	1,569	51	3%
Enrollments	288	307	(19)	(6%)	780	799	(19)	(2%)

Our Affiliate program generated revenues of $316,000 and $942,000, respectively, during the third quarter and first nine months of 2009, up slightly from $307,000 and $894,000, respectively, from the prior year periods. This increase in revenue is attributable to pricing adjustments for the program’s services. As of

September 30, 2009, this network was comprised of 25 independent fertility clinics which serve as a distribution channel for our Consumer Services products as well as a recruitment program for future Partner clinics.

Pharmaceutical revenue was $19,000 and $35,000, respectively, for the three and nine months ended September 30, 2009, compared to $17,000 and $86,000, respectively, during the same periods in the prior year. As previously disclosed, this segment of our Consumer Services offerings has been experiencing eroding volume and margins due to long term structural changes in the fertility areas of the pharmaceutical market. We have discontinued offering these pharmaceutical products as of September 30, 2009, as our contractual commitment to do so expired. The $19,000 of revenue recognized during the third quarter of 2009 was almost entirely composed of settlement items related to exiting this business line.

Vein Clinics Segment

Revenues for the three and nine months ended September 30, 2009 were $12.6 million and $37.2 million, respectively, up 21.8%, or $2.3 million, and 27.4%, or $8.0 million from the comparable periods in 2008. Revenues in this segment are generated from direct billings to patients or their insurer for vein disease treatment services and this patient revenue is consolidated directly into our financials.

The increased revenue in the third quarter was comprised of $0.3 million generated by three new clinics which were opened during the first quarter of 2009, with the remaining $2.0 million increase generated by clinics which had been operating for over a year. The three new Vein Clinics opened during the first quarter of 2009 accounted for $1.2 million of the increase in the nine-month period, with the remaining $6.8 million generated by legacy clinics.

We continue progress towards opening additional new vein clinics in locations across the country and have targeted several new markets; however the pace of development could be affected by challenges in physician recruitment. To address this issue we have assembled a physician recruitment task force to develop a strategy and plan to raise the profile of the vein care career opportunity to high-quality physicians across the country.

New Consultations, which are an indication of patient interest in vein care treatment, rose 37% in the third quarter of 2009 relative to the year earlier period and 41% for the first nine months of 2009 versus the year earlier period. First Leg Starts, which signifies the beginning of a billable treatment cycle rose 31% for both the quarter and year-to-date versus the comparable periods in 2008. These key quarter-to-quarter operational metrics for our Vein Clinics Division are presented below:

	Q3 2009	Q3 2008	Change	% Change	YTD 2009	YTD 2008	Change	% Change
Revenues (000’s)	$12,621	$10,360	$2,261	22%	$37,288	$29,264	$8,024	27%
Operating Income (000’s)	$ 995	$ 892	$ 103	12%	$ 3,031	$ 1,927	$1,104	57%
New Consultations	3,894	2,848	1,046	37%	11,600	8,232	3,368	41%
First Leg Starts	1,959	1,498	461	31%	5,618	4,279	1,339	31%

Contribution

Our 2009 third quarter contribution of $5.0 million increased by $0.1 million, from the third quarter of 2008. For the first nine months of 2009, contribution increased by $1.9 million, or 13.8%, from the same period in 2008. A segment-by-segment discussion is presented below.

Fertility Centers Segment

Fertility Center contribution of $3.0 million in the third quarter of 2009 was up $0.2 million, from the third quarter of 2008. Third quarter contribution was largely unaffected by the above noted $0.5 million decrease in revenue as the reduction was limited to the reimbursed cost component of the division’s revenue stream upon which we do not earn a margin.

Contribution for the nine months ending September 30, 2009 was $8.7 million, up $1.1 million from the prior year period based on a $5.2 million increase in revenue. Despite the previously disclosed contract loss at one of our larger centers, period-to-period contribution growth for our legacy centers, those open prior to January 1, 2008, was up 5.8% and 9.3% for the quarter and nine months respectively based on a combination or organic growth and expense management.

Consumer Services Segment

Contribution for the three months ended September 30, 2009, was $1.1 million, down $0.3 million from the same period in the prior year. In addition to a lower number of clinical outcomes during the third quarter of 2009, pregnancy success rates were also slightly lower relative to the prior year period.

For the nine months ended September 30, 2009, contribution of $3.7 million was down $0.3 million from the prior year period. Growth in our Attain IVF treatment plans have been impacted by tighter credit markets which have caused leading patient financing firms to exit the market making it more difficult for patients to finance treatment. To address this issue, we have recently developed improved financing programs and partnered with a consumer financing firm and make available competitive credit options to prospective patients in the fourth quarter of 2009.

Vein Clinics Segment

For the third quarter of 2009, contribution from our Vein Clinics Division was $1.0 million, or 11.5% above the same period in the prior year. For the first nine months of 2009, Vein Clinic contribution of $3.0 million was $1.1 million, or 57.3% higher the prior year period. The improved performance for both the quarter and nine month period is largely attributable to enhanced marketing campaigns which have increased new patient consultations above the prior year by 37%, and 41%, for the quarter and nine months respectively. Converting these consultations into actual treatment programs has increased initial treatments by 31% over the prior year for both the quarter and nine month periods.

General and Administrative Expenses

General and Administrative (“G&A”) expenses are comprised of salaries and benefits, administrative, regulatory compliance, and operational support costs defined as our Shared Services group, which are not specifically related to individual clinical operations or other product offerings. These costs totaled $2.8 million in the third quarter of 2009, down $0.1 million relative to the $2.9 million recorded in the year earlier period. This $0.1 million decrease is largely the result of lower depreciation expense and the release of administrative reserves related to the expiration of our pharmaceutical services commitments.

For the first nine months of 2009, G&A costs were $9.3 million, up $1.4 million from the same period in the prior year. This increase in G&A costs is primarily attributable to higher service and infrastructure activities designed to provide operational support to our three business segments. We continue to actively manage G&A expenses in an effort to leverage our Support Services group and extract economies of scale as those opportunities arise.

Interest

Net interest expense in the third quarter of 2009 totaled $259,000, compared to $308,000, during the same period in the prior year. Net interest expense was $682,000 for the first nine months of 2009 as compared to net interest expense of $884,000 in the first nine months of 2008. The reduction in net interest expense for both the quarterly and nine month periods is the result of scheduled debt repayments which reduced our outstanding loan balances coupled with lower market interest rates on certain portions of the remaining balances.

Income Tax Provision

Our provision for income tax was approximately $2.2 million for the nine months ended September 30, 2009, or 40% of pre-tax income. This compares to a provision of approximately $1.9 million, or 40%, of pre-tax income during the same period in the prior year. For the third quarter of 2009, the income tax provision was approximately $0.8 million, or 39.2% of pre-tax income, compared to $0.7 million, or 39.6% of pre-tax income in the third quarter of 2008. Our effective tax rates for 2009 and 2008 reflect provisions for both current and deferred federal and state income taxes. The effective income tax rate for the nine months ended September 30, 2009 and 2008 includes additional interest for tax exposure items.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2007 and 2008 tax years remain open for examination by the tax authorities due to the recent completion of an IRS examination. For state tax purposes, our 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations.

Off-Balance Sheet Arrangements

Current accounting guidance addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance is effective for reporting periods after January 1, 2010. Both sets of guidance require continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires consolidation if the enterprise has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and is the primary beneficiary or obligor of the VIE.

As of September 30, 2009, through the acquisition of Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary and obligor of their financial results (our contract provides for us to receive any excess or deficit profits from the vein clinics). As such we have consolidated these vein clinic operations in our financial statements. Since we do not have any financial interest in the individual fertility clinics and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit profits), we do not consolidate the results of the fertility clinics in our accounts. Also, since we do not have a controlling interest in the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.

Liquidity and Capital Resources

As of September 30, 2009, we had approximately $35.2 million in cash and cash equivalents on hand as compared to $28.3 million at December 31, 2008. We had a working capital deficit of approximately $2.6 million, at September 30, 2009, approximately the same as the deficit of $2.5 million as of December 31, 2008.

Attain IVF deferred revenue and other patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues. These deposits totaled approximately $13.0 million and $11.2 million as of September 30, 2009 and December 31, 2008, respectively. The increase in deposits is a direct result of patient enrollment, and through-put, in our treatment programs. These deposits are a significant source of cash flow and represent interest-free financing for us.

As of September 30, 2009, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements. However, we anticipate upcoming capital expenditures of approximately $1.3 million for the remainder of 2009. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements.

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

Each component of our amended credit facility bears interest by reference to Bank of America’s prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.00% to 2.75% in the case of LIBOR-based term loans and 0.00% to 0.50% in case of prime-based term loans. Interest on the prime-based loans became payable quarterly beginning November 8, 2007 and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of September 30, 2009 and December 31, 2008, interest on the term loan was payable at a rate of approximately 2.57% and 2.71%, respectively. Unused amounts under the revolving line of credit bear a commitment fee of 0.25% and are payable quarterly.

Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of September 30, 2009 under the revolving line of credit the full amount of $10.0 million was available, of which $7.5 million was outstanding.

Our Bank of America credit facility is collateralized by substantially all of our assets. As of September 30, 2009, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at September 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (000’s omitted)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Notes payable	$19,441	$3,748	$15,693	$—	$—
Line of credit outstanding	7,500	7,500	—	—	—
Capital lease obligations	239	87	152	—	—
Interest on debt	2,444	1,193	1,251	—	—
Operating leases	66,650	12,719	19,828	8,070	26,033
Fertility Partners capital and other obligations	1,280	1,280	—	—	—
Total contractual cash obligations	$97,554	$26,527	$36,924	$8,070	$26,033

	Amount of Commitment Expiration per Period (000’s omitted)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Unused lines of credit	$2,500	$—	$2,500	$—	$—

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

New Significant Accounting Policies

None

New Accounting Guidance

Please see Note 13of the consolidated financial statements for a discussion on recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. During the third quarter of 2007 we entered into a derivative transaction designed to hedge 50% of our variable rate term loan. As a result of this derivative transaction we have successfully shielded ourselves from a portion of the interest rate risks associated with our term loan. We are currently subject to interest rate risks associated with our short term investments and certain advances to our Fertility clinics, both of which are tied to either short term interest rates or the prime rate. As of September 30, 2009, a one percent change in interest rates would impact our pre-tax income by approximately $100,000 annually.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of September 30, 2009, and, based on the material weakness in our internal control over financial reporting described below, have determined that such disclosure controls and procedures were ineffective. In response to this material weakness, management performed additional analysis and other procedures to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Internal Control Over Financial Reporting.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of the end of the period covered by this Quarterly Report on Form 10-Q, we identified the following material weakness in our internal control over financial reporting: there was a deficiency in the design of our internal controls related to accounting for our Attain IVF program. As a result, the Company’s audited financial statements for the years ended December 31, 2006, 2007 and 2008 understated revenue recognized in connection with its Attain IVF program within its Consumer Services Division. As more fully explained in Note 2 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, revenues, contribution, income before tax, income tax provision and net income were misstated in the Company’s audited financial statements for the years ended December 31, 2006, 2007 and 2008, as well as the interim periods within those financial statements, as a result of this deficiency.

We have remediated the material weakness referred to above, as the Company developed, programmed and tested a new database properly reflect the revenue to be recognized in our Attain IVF program and we have also instituted additional procedures.

Other than the changes referred to above, there were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are party to legal proceedings in the ordinary course of business. As of September 30, 2009, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

Item 1A.	Risk Factors

We have revisited and rewritten our risk factors. The revised risk factors are presented below:

The loss of one or more of our Partner fertility centers would lead to a decline in our revenues and profit.

The contracts that we enter into with our Partner fertility centers typically have terms that range from 10 to 25 years and contain automatic renewal provisions. Some of these agreements also contain provisions that allow the Partner fertility center to terminate the agreement, upon 12 months’ prior notice, at any time after five years from the agreement’s effective date. Our two largest Partner fertility centers provided approximately 34% of our Fertility Centers Division revenues for the year ended December 31, 2008. If either of these Partner fertility centers, or any of our other Partner fertility centers, were to terminate its agreement with us, we would lose all of the revenues associated with such Partner fertility center, but would not experience any meaningful reduction in our infrastructure costs.

We may not be able to find suitable Partner candidates or successfully integrate the operations of the fertility centers with which we enter into Partner contracts.

A key part of our business strategy is to enter into additional Partner contracts. We cannot assure you that we will be able to find suitable Partner candidates or that the fertility centers that we enter into Partner contracts with will be successful. Even if suitable Partner candidates are identified, negotiation over suitable terms and conditions may be protracted and unsuccessful, and we may not be able to achieve planned increases in the number of Partner centers. Further, achieving the anticipated benefits of current and possible future Partner contracts will depend in part upon whether we can integrate the operations of those fertility centers with our operations in a timely and cost-effective manner. The process of integrating the operations of Partner fertility centers with our operations is complex, expensive and time consuming and involves a number of risks, including, but not limited to:

•	difficulties in integrating or retaining key medical providers of the Partner fertility center;

•	difficulties in integrating the operations of the Partner fertility center, such as information technology resources and financial and operational data;

•	diversion of our management’s attention; and

•	potential incompatibility of cultures.

We are dependent on the medical providers in our fertility centers and vein clinics to successfully execute our business strategy.

Although we manage our fertility centers and vein clinics, the medical providers at those centers and clinics provide medical services directly to patients and we do not have control over their medical activities. We cannot guarantee any medical provider’s ability to generate positive patient outcomes, build a positive reputation for their practice or to comply with our expectations.  If the medical providers in our fertility centers and vein clinics act negligently or unethically, allow their medical practices to deteriorate or do not meet our growth expectations, it could diminish the value of our brand and our results of operations could be adversely affected.

We may have difficulty attracting and retaining physicians for our fertility centers and vein clinics.

A key part of our business strategy is to enter into additional Partner contracts and open new vein clinics. The success of our fertility centers is dependent upon our ability to retain the key medical providers associated with those centers. If one or more key medical providers were to depart from a fertility center, our business could suffer. Our ability to open new vein clinics is dependent upon identifying, recruiting and retaining qualified physicians to perform procedures at these clinics. We have had difficulties staffing new vein clinics because some third-party payors require that the physicians performing procedures at these clinics have certain specified credentials. We will not be able to implement successfully our business strategy if we are unable to properly staff our fertility centers and vein clinics.

A reduction in reimbursements or an inability to negotiate attractive reimbursement rates from third-party payors for the services that our Partner centers or vein clinics provide could adversely affect our revenues and growth.

A significant portion of our fertility Partner and vein clinic revenues depends on reimbursements to the underlying physician practices from third-party payors. These third parties include private health insurers and other organizations, such as health maintenance organizations, as well as government authorities. Third parties are systematically challenging prices charged for medical treatment. A third-party payor may deny or reduce reimbursement if it determines that a prescribed treatment is not used in accordance with cost-effective treatment methods, as determined by the payor, or is experimental, unnecessary or inappropriate. In addition, although third parties may approve reimbursement, such approvals may be under terms and conditions that discourage use of our services, even if those services are safer or more effective than alternative services. A reduction in reimbursements from third-party payors, whether in the form of changes to reimbursement contracts, such as by limiting reimbursement for certain procedures to specialists, loss of reimbursement contracts, solvency issues on the part of the payors, or in the case of our vein clinics, changes in Medicare reimbursement, would cause patients to reduce their treatments or obtain services from other providers and could reduce our revenues and profitability. Our ability to profitably open vein clinics in new markets also significantly depends on our ability to obtain attractive reimbursement rates from third-party payors in those new markets. If we are unable to obtain satisfactory reimbursement rates from third-party payors for vein clinics in new markets, our growth would suffer.

In early 2009, one of our top fertility centers in the Midwest terminated a reimbursement contract with an important third-party payor. Contribution from this fertility center in 2008 was approximately $2.3 million and this third-party payor represented approximately 20% of this contribution.

Health care reform could impact the demand for our services.

There are currently numerous proposals on the federal and state levels for comprehensive reforms relating to health care that could affect payment and reimbursement for health care services in the United States. The U.S. Congress is considering legislation that could dramatically overhaul the health care system, including the possibility of a government health care plan. We cannot predict whether any such reforms will ultimately be adopted or the impact that such reforms may have on the demand or payment for our services. Because our Attain IVF programs are self-pay programs for patients that do not have insurance coverage for fertility treatments, health care reform that increases insurance coverage for fertility treatments could lead to a decrease in demand for our Attain IVF programs.

We face competition from existing providers, as well as new providers entering our markets.

Our business divisions operate in highly competitive areas. Our fertility centers compete with regional and local physician practice fertility centers, hospitals and university medical centers, some of which have programs that compete with our Attain IVF programs. Our fertility centers may also compete with fertility centers located outside of the United States, due to the self-pay nature of IVF treatment. Our vein clinics compete with other vein care clinic providers, dermatologist and surgical clinics that provide ELT and sclerotherapy as an ancillary offering, vascular surgeons and interventional radiologists. Barriers to entry in the vein care industry are low. New health care providers may enter our markets and could impact our market share, patient volume and growth rates. Increased competitive pressures could require us to commit resources to marketing efforts, which impacts our margins and profitability. There can be no assurance that our fertility centers or vein clinics will be able to compete effectively with existing providers in our markets or that new competitors will not enter into our markets. These existing and new competitors may have greater financial and other resources than we or our fertility centers or vein clinics do. Increased competition could also make it more difficult for us to expand our business by entering into new contracts with fertility centers or opening new vein clinics.

The development of alternative treatments could diminish demand for our services.

The fertility and vein care industries are dynamic, and new, technologically intensive treatments are constantly under development. New treatments that are more effective or provide better reimbursement could decrease patient demand or profitability for the treatments that our fertility centers or vein clinics currently offer. If our fertility centers or vein clinics do not adopt new treatments as they are developed, patients could seek treatment elsewhere.

If we are found not to be in compliance with applicable laws and regulations, we could be subject to significant fines or penalties, be forced to curtail certain of our operations or rearrange material agreements to our detriment.

We, and each of our fertility centers and vein clinics, are subject to numerous federal and state laws and regulations, including, but not limited to, federal and state anti-kickback laws, controlled substances laws, the federal Stark law and state self-referral laws, false claims laws, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Medicare and Medicaid regulations and laws regulating the business of insurance. These laws and regulations are extremely complex and could be subject to various interpretations. Our fertility centers and vein clinics are also subject to these statutes, but we do not oversee, nor are we responsible for, their compliance with these laws. Many aspects of our business, to date, have not been the subject of federal or state regulatory review and we, and any of our fertility centers or vein clinics, may not have been in compliance at all times with all applicable laws and regulations. If we, or our fertility centers or vein clinics, are found by a court or regulatory authority to have violated any applicable laws or regulations, we could be subject to significant fines or penalties or be forced to curtail certain of our operations.

Further, the laws of many states prohibit physicians from splitting fees with non-physicians, or other physicians, and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Many aspects of our business, to date, have not been the subject of judicial or regulatory interpretation; thus, a review of our business by courts or regulatory authorities may result in determinations that could adversely affect our operations. In addition, the health care regulatory environment could change so as to restrict our existing operations or their expansion. State corporate practice of medicine laws may be interpreted as prohibiting corporations or associations from exercising control over physicians or employing nurse practitioners or physician assistants and may prohibit physicians from practicing medicine in partnership with, or as employees of, any person not licensed to practice medicine.

State regulators may seek to challenge the arrangements that we have with our fertility centers and vein clinics. A determination in any state that we are engaged in the corporate practice of medicine or any unlawful fee-splitting arrangement could render any management agreement between us and a practice located in such state unenforceable or subject to modification, which could have an adverse effect on our financial condition and results of operations. Regulatory authorities or other parties may assert that we are or a practice is engaged in the corporate practice of medicine or that the management fees paid to us by the managed practices constitute unlawful fee-splitting or the corporate practice of medicine. If such a claim were asserted successfully, we could be subject to civil and criminal penalties, managed physicians could have restrictions imposed upon their licenses to practice medicine, parts or all of our existing management agreements could be rendered unenforceable and we could be required to restructure our contractual arrangements with the managed practices, all of which could have an adverse effect on our financial condition and results of operations.

Although we view our Attain IVF programs as a guaranty or warranty of our fertility centers’ performance, the Attain IVF programs have several characteristics that are present in an insurance contract. As such, an insurance regulator in a particular state may find that we have been and are engaged in the business of insurance without a license, which could subject us to criminal and civil liabilities and would subject our Attain IVF programs to substantial regulation in that state as an insurance contract, including burdensome reserve requirements. In addition, in states that prohibit physicians from splitting professional fees with non-physicians, we could be required to restructure our Attain IVF programs if a state concluded that our Attain IVF programs constituted fee splitting because we retain a portion of the payments patients pay directly to us for their medical treatment by our fertility centers. The imposition of any such liabilities and any such changes in our method of doing business would likely reduce revenues and contribution from our Consumer Services Division.

Additionally, our management agreements with our vein clinics provide that the vein clinics will pay us a fee equal to 150% of our expenses of operating and managing the vein clinics. These fees have historically exceeded the operating margin generated by any particular vein clinic prior to payment of the management fee. Accordingly, each vein clinic only pays the portion of the management fee that is equal to the amount of revenue generated by the clinic annually up to the 150% amount. As a result, our vein clinics do not generate any net profits at year end. A state regulator could find that such a compensation model is actually based on a percentage of the revenue of a particular vein clinic or that our management fee is not commensurate with the services we provide, in which case our management agreements would be violating fee-splitting laws of certain states where we operate vein clinics. We could be forced to restructure the fee structure under the management agreements to our material financial detriment or the providers affiliated with our vein clinics who have been found to violate the fee-splitting statutes or regulations may be subject to disciplinary action or criminal sanctions, which could lead to the closure of one or more of our vein clinics.

Our arrangements with our fertility centers and vein clinics may trigger the application of federal and various state franchise laws. We have never sought to comply with any such franchise laws, nor have we ever sought any exemptions from such laws. The U.S. Federal Trade Commission could bring an enforcement action against us for failure to comply with federal franchise laws and could impose significant fines against us, order us to pay restitution to the fertility centers and vein clinics that are found to be franchisees (and the physicians that own or operate them) and/or seek criminal sanctions against us. Under the laws of certain of the states in which we operate, the physicians that own or operate our fertility centers and vein clinics may bring private causes of actions against us for violating such laws. In many of these jurisdictions, in addition to a judgment for actual damages, a court could award the physicians rescission, attorney’s fees and costs and treble damages. Additionally, we could be subject to fines and criminal sanctions. Even if we were to comply with these federal and state franchise laws, we would still be potentially liable for prior violations that occurred prior to the time we came into compliance with such laws.

New or enhanced laws and regulations affecting the fertility industry could increase our costs of compliance and force us to alter certain of our operations.

A number of high profile events have occurred recently related to ART and fertility practices generally, such as the implantation of a greater than recommended number of embryos, resulting in extraordinarily high-order multiple births, or the implantation of incorrect patient embryos. Federal and state regulators may more carefully scrutinize the fertility industry as a result of these events, and may adopt more stringent laws and regulations that could increase our compliance costs or force us to alter certain of our operations.

We and our Partner fertility centers and vein clinics may not have sufficient liability insurance to cover potential claims.

The medical procedures performed by physicians and other medical personnel in our network of fertility centers and vein clinics can involve significant complications, including genetically defective births, embryo loss and patient death. We are likely to be, and from time to time have been, named as a party in legal proceedings involving medical malpractice or other injuries that occur at one of our fertility centers or vein clinics, particularly in those fertility centers where we provide the services of a physician assistant or nurse practitioner. A successful malpractice claim could exceed the limits of insurance that we maintain, in which case we would have to fund any settlement in excess of our insurance coverage. We also maintain medical malpractice insurance coverage for our Partner fertility centers and vein clinics, and a successful malpractice claim against one of those centers or clinics in excess of the coverage we maintain for them would adversely affect the revenues we derive from those centers and clinics. In addition, the captive insurance company that provides a portion of our insurance coverage does not maintain reserves in amounts that would be required of other, larger insurers, and therefore may not have adequate capital to fund a claim against us or the Partner fertility centers covered by the captive insurance company. A malpractice claim, whether or not successful, could be costly to defend, could consume management resources and could adversely affect our reputation and business and the reputations and businesses of our Partner fertility centers and vein clinics. We also cannot assure you that we or our Partner fertility centers or vein clinics will be able to obtain insurance coverage in the future on commercially reasonable terms, or at all.

Our success depends on retaining key members of our management team.

The success of our business strategy depends on the continued contribution of key members of our management team. The loss of key members of this team could disrupt our growth plans and our ability to implement our business strategy.

We rely on a limited number of third-party vendors for medicine and supplies.

Our fertility centers and vein clinics rely on a limited number of third-party vendors that produce medications and supplies vital to patient treatment, such as AngioDynamics, Inc., which provides the only U.S. Food and Drug Administration approved solution used in sclerotherapy. If any of these vendors were to experience a supply shortage or cease doing business, and we were unable to find an alternative third-party vendor, we might not be able to properly serve our patients.

Our credit agreement contains covenants that impose restrictions on us that may limit our operating flexibility, prevent us from entering into extraordinary transactions that benefit our stockholders and limit our growth.

Our credit agreement contains covenants that restrict our flexibility to conduct business. These covenants prohibit or limit, among other things:

•	the payment of dividends to our stockholders;

•	the incurrence of additional indebtedness;

•	the making of certain types of restricted payments and investments;

•	sales of assets; and

•	consolidations, mergers and transfers of all or substantially all of our assets.

The credit agreement also requires that we maintain certain leverage and fixed charge ratios and minimum levels of earnings before interest, taxes, depreciation and amortization. Our failure to comply with any of these covenants could cause the lenders to declare a default and accelerate amounts due to them under the credit agreement.

In addition, our credit agreement places certain restrictions on our ability to acquire the business, assets or capital stock of fertility centers. For example, our credit agreement prevents us from acquiring a fertility center for a purchase price in excess of $5.5 million (increasing to $6.0 million after August 31, 2010) without the prior written consent of our lender. In addition, our credit agreement prevents us from making acquisitions of fertility centers that aggregate in excess of $11 million for the period from August 1, 2009 through July 31, 2010, or that exceed $12 million for the period after August 1, 2010. If we identify fertility centers that we want to acquire in excess of limits in our credit agreement and do not obtain the consent of our lender to those acquisitions, we may not be able to execute on our strategy.

We may not have adequate protection for our intellectual property rights.

Trade secrets and other proprietary information not protected by patents are critical to our business. Our sole means of protecting this information is to utilize confidentiality agreements with employees, third parties and consultants. If these agreements are breached, another entity could obtain our trade secrets and proprietary information and attempt to replicate our business model, which could have an adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders
None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index to Exhibits on Page 37 .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	November 16, 2009	By:	INTEGRAMED AMERICA, INC. (Registrant) /s/John W. Hlywak, Jr.
John W. Hlywak, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	CEO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 16, 2009

31.2	CFO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 16, 2009

32.1	CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 16, 2009

32.2	CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 16, 2009