Form 10-K/A
period 2008-12-31
INTEGRAMED AMERICA INC
filed 2009-12-14
CIK 885988

===============================================================================





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   FORM 10-K/A
                                 Amendment No. 2


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

                                 (914) 253-8000
              (Registrant's telephone number, including area code)
                           -------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ X___ No ____


     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

    Large Accelerated Filer ______             Accelerated Filer __ X __
    Non-Accelerated Filer   ______ (Do not check if a smaller reporting company)
    Smaller Reporting Company _____ .

     9Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ____      No __X__

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

===============================================================================

                                EXPLANATORY NOTE

     IntegraMed America, Inc. ("we" or the "Company") is filing this Amendment No. 2 on Form 10-K/A (the "Amendment") to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 (the "Original Filing"), as amended by Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 5, 2009. The Amendment amends "Item 1- segment information, and significant service contracts", Item 6- Selected Finanacial Data", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 8. Financial Statements and Supplementary Data", "Item 9A. Controls and Procedures" and the Consolidated Financial Statements and notes thereto, as well as the Report of Independent Registered Public Accounting Firm. In addition, new certifications are filed as exhibits to the Amendment. However, the Amendment sets forth the Form 10-K in its entirety. The Amendment is filed in response to our discovery of an error in the calculation of revenue recognition for our Attain IVF Refund Program which is a component of our Consumer Services Division, more fully explained as follows: Most patients who enroll in the Attain IVF Refund Program are entitled to a maximum of six treatments (three fresh In Vitro Fertilization cycles and three frozen embryo transfers). The patient is entitled to a 70% refund in the event that they drop out or are terminated from the program by us after the first treatment or are unsuccessful after all treatments. Following a review of our revenue recognition policy in March 2009, as disclosed in our Current Report on Form 8-K dated March 28, 2009, we determined to use a proportional method for revenue recognition for the non-refundable portion of the patient's fee. We recognize the 30% portion in proportion to the fair value of each treatment the patient received rather than all at once after the first treatment.

     The change in revenue recognition policy required that we apply this new accounting treatment historically to all patients who had ever enrolled in the Attain IVF Refund Program.

     Our original calculation omitted any adjustment for the revenue to be recognized for withdrawals prior to the completion of all six cycles, which requires us to restate our financial results for the years ended December 31, 2006, 2007 and 2008.

     The change in the timing related to revenue recognition had the following effects:

                                                               2008         2007           2006
                                                               ----         ----           ----
       Revenue as reported ...............................   $ 197,403    $ 151,166    $ 125,818
       Net Change in reported revenue ....................         750          656          502
                                                             ---------    ---------    ---------
       Revenue as restated ...............................   $ 198,153    $ 151,822    $ 126,320
                                                             =========    =========    =========

       Income before income taxes as reported ............   $   5,715    $   4,062    $   3,047
       Net change in reported revenue ....................         750          656          502
       Net change in reserve for medical costs ...........         (13)         (12)          (9)
                                                             ---------    ---------    ---------
       Income before income taxes as restated ............   $   6,452    $   4,706    $   3,540
                                                             =========    =========    =========

       Income tax provision as reported ..................   $   2,227    $   1,391    $     263
       Net change in income taxes from above adjustments .         310          271          207
                                                             ---------    ---------    ---------
       Income tax provision as restated ..................   $   2,537    $   1,662    $     470
                                                             =========    =========    =========

       Net income as reported ............................   $   3,488    $   2,671    $   2,784
       Summary of above adjustments ......................         427          373          286
                                                             ---------    ---------    ---------
       Net income as restated ............................   $   3,915    $   3,044    $   3,070
                                                             =========    =========    =========

       Diluted earnings per share as reported ............   $    0.40    $    0.32    $    0.34
       Change in earnings per share from above adjustments        0.05         0.04         0.03
                                                             ---------    ---------    ---------
       Diluted earnings per share as restated ............   $    0.45    $    0.36    $    0.37
                                                             =========    =========    =========

       Current liabilities as reported ...................   $  51,126    $  44,005    $  27,856
       Cumulative effect of restatement on liabilities ...      (1,513)      (1,086)        (712)
                                                             ---------    ---------    ---------
       Current liabilities as restated ...................   $  49,613    $  42,919    $  27,144
                                                             =========    =========    =========
       Shareholders' Equity as reported ..................   $  50,753    $  46,549    $  39,466
       Cumulative effect of restatement on
           Shareholders' Equity ..........................       1,511        1,085          712
                                                             ---------    ---------    ---------
       Shareholders' Equity as restated ..................   $  52,264    $  47,634    $  40,178
                                                             =========    =========    =========


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

     The division's Attain IVF program serves as a patient recruitment and case management vehicle where the patient contracts with us to provide the medical treatment described below. We contract the obligation of patient treatment by arranging with affiliated fertility clinics for the provision of patient care. This program is designed to make the treatment process easier for patients by providing a continuum of care over an extended period, if necessary. The Attain IVF program achieves this objective by offering the following services:

     o Patient recruitment via internet web portals and search engines; in-clinic educational materials; in-clinic contact with fertility experts and on-line contact with patient service specialists.
     o Educating patients as to the benefits of various treatment options offered by its network of contracted medical providers which have been tailored to appeal to patients at various stages of their reproductive lives and with various medical conditions.
     o Explaining the financial costs and patient responsibilities of the various treatment plans.
     o Educating patients as to the various financing options offered by the program and helping to arrange third-party financing of treatment cycles when requested.
     o Coordinating an initial medical assessment required for entry into the program.
     o Contracting treatment with an Affiliated medical provider for all treatment cycles used by the patient.
     o Provide on-going case management, treatment plan monitoring and evaluation services.

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

                                                 Fertility      Consumer      Vein
                                                  Centers       Services    Clinics(1)  Corp G&A   Consolidated
                                                 ---------     ----------   ---------   --------   ------------


For the Year ended December 31, 2008, Restated
     Revenues ................................   $ 138,440     $  19,763    $  39,950    $    --      $ 198,153
     Cost of Services ........................     128,224        14,344       37,299         --        179,867
                                                 ---------     ---------    ---------    ---------    ---------
     Contribution ............................      10,216         5,419        2,651         --         18,286
     Operating Margin ........................         7.4%         27.4%         6.6%        --            9.2%

     General and administrative ..............           0             0            0       10,654       10,654
     Interest (income) expense, net ..........        (181)            0            8        1,353        1,180
                                                 ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .......   $  10,397     $   5,419    $   2,643    $ (12,007)   $   6,452
                                                 =========     =========    =========    =========    =========
     Depreciation expense included above .....   $   4,327     $       3    $     761    $     898    $   5,989
     Capital expenditures, net ...............   $   4,053     $    --      $   1,057    $     585    $   5,695
     Total assets ............................   $  36,885     $     331    $  46,750    $  37,475    $ 121,441

For the Year ended December 31, 2007, restated
     Revenues ................................   $ 121,078     $  16,460    $  14,284    $    --      $ 151,822
     Cost of Services ........................     111,059        12,336       13,304         --        136,699
                                                 ---------     ---------    ---------    ---------    ---------
     Contribution ............................      10,019         4,124          980         --         15,123
     Operating Margin ........................         8.3%         25.1%         6.9%        --           10.0%

     General and administrative ..............        --            --           --         10,537       10,537
     Interest (income) expense, net ..........        (203)         --              2           81         (120)
                                                 ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .......   $  10,222     $   4,124    $     978    $ (10,618)   $   4,706
                                                 =========     =========    =========    =========    =========
     Depreciation expense included above .....   $   4,003     $       3    $     255    $     846    $   5,107
     Capital expenditures, net ...............   $   4,654     $    --      $     906    $     662    $   6,222
     Total assets ............................   $  42,586     $     888    $  44,786    $  25,911    $ 114,171

For the Year ended December 31, 2006, restated
     Revenues ................................   $ 112,767     $  13,553    $    --      $    --      $ 126,320
     Cost of Services ........................     104,357         9,421         --           --        113,778
                                                 ---------     ---------    ---------    ---------    ---------
     Contribution ............................       8,410         4,132         --           --         12,542
     Operating Margin ........................         7.5%         30.5%        --           --            9.9%

     General and administrative ..............        --            --           --          9,380        9,380
     Interest (income) expense, net ..........        (279)         --           --            (99)        (378)
                                                 ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .......   $   8,689     $   4,132    $    --      $  (9,281)   $   3,540
                                                 =========     =========    =========    =========    =========
     Depreciation expense included above .....   $   3,594     $       2    $    --      $     614    $   4,210
     Capital expenditures, net ...............   $   2,158     $    --      $    --      $   1,075    $   3,233
     Total assets ............................   $  41,458     $     995    $    --      $  33,870    $  76,323


     (1) Acquired August 8, 2007.

Significant Service Contracts --

     For the years ended December 31, 2008, 2007, and 2006, the following contracted fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

                                            Percent of Company                     Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2008      2007       2006         2008      2007       2006
                                        -------   ------     ------       -------   ------     ------



     R.S.C. of New England..........      7.2       8.9       10.7          8.7       10.5      11.7
     Fertility Centers of Illinois..     16.3      19.2       22.3         15.2       17.6      19.2
     Shady Grove Fertility Center...     18.0      21.3       22.9         17.2       21.4      20.5


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

Fertility Partner contracts:
---------------------------

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
---------------------

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

     Compliance with debt covenants - Our term loan agreement with the bank requires that we maintain certain leverage and fixed charge ratios and minimum levels of EBITDA. The agreement also contains customary covenants related to dividends, acquisitions and additional indebtedness. There is no guarantee that we will continue to achieve compliance with these requirements.

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

                                        Common Stock
                                     ------------------
                                      High         Low
                                     ------------------
         2007
         ----
         First Quarter............   12.53       10.42
         Second Quarter...........   13.18       10.53
         Third Quarter............   12.69        9.68
         Fourth Quarter...........   15.05       10.68

         2008
         ----
         First Quarter............   12.00        8.30
         Second Quarter...........   10.32        6.79
         Third Quarter............    8.20        5.77
         Fourth Quarter...........    7.08        4.30

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


                                [GRAPHIC OMITTED]



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


Statement of Operations Data:

                                                                           December 31,
                                                ------------------------------------------------------------------
                                                   2008          2007           2006         2005          2004
                                                --------       --------      ---------     ---------      -------
                                                            (in thousands, except per share amounts)

Revenues, net ................................   $  198,153   $  151,822    $  126,320    $  128,961    $  107,303
Costs of services incurred ...................      179,867      136,699       113,778       114,164        95,881
                                                 ----------   ----------    ----------    ----------    ----------
Contribution .................................       18,286       15,123        12,542        14,797        11,422
General and administrative expenses ..........       10,654       10,537         9,380        12,205         9,789
Total other (income) expense, net ............        1,180         (120)         (378)         (192)           36
                                                              ----------    ----------    ----------    ----------
Income before taxes ..........................        6,452        4,706         3,540         2,784         1,597
Provision for income taxes ...................        2,537        1,662           470         1,053           641
                                                 ----------   ----------    ----------    ----------    ----------
Net income ...................................        3,915        3,044         3,070         1,731           956
Net income applicable to Common
   Stock .....................................   $    3,915   $    3,044    $    3,070    $    1,731    $      956
                                                 ==========   ==========    ==========    ==========    ==========

Basic EPS....................................    $     0.45   $     0.37    $     0.38    $     0.21    $     0.12
                                                 ==========   ==========    ==========    ==========    ==========
Diluted EPS..................................    $     0.45   $     0.36    $     0.37    $     0.21    $     0.12
                                                 ==========   ==========    ==========    ==========    ==========

Weighted average shares - basic ..............        8,618        8,310         8,090         8,090         8,090
                                                 ==========   ==========    ==========    ==========    ==========
Weighted average shares  - diluted ...........        8,691        8,410         8,194         8,194         8,194
                                                 ==========   ==========    ==========    ==========    ==========

Balance Sheet Data:

                                                                           December 31,
                                                 -------------------------------------------------------------
                                                  2008         2007            2006         2005         2004
                                                 ------      --------       ---------     --------     -------
                                                                          (in thousands)

Working capital (1)..........................   $(2,445)      $(3,434)       $11,685       $6,148 $     1,157
Total assets ................................   121,441       114,171         76,323       67,190      54,119
Total indebtedness...........................    30,219        25,460          8,774       10,147       5,239
Accumulated deficit..........................    (2,178)       (6,094)        (9,139)     (12,209)    (13,940)
Shareholders' equity.........................    52,266        47,635         40,178       36,298      33,933


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


Major events impacting financial condition and results of operations

2008
----


     On October 28, 2009, the management of the Company concluded and subsequently reported to the Audit Committee of the Company's Board of Directors that the Company's audited financial statements for the years ended December 31, 2006, 2007 and 2008 should no longer be relied upon and will be restated due to an understatement in revenue recognized in connection with its Attain IVF program within its Consumer Services Division. See Note 2 to the consolidated financial statements for additional information.


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

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statement of operations for the years ended December 31, 2008, 2007 and 2006 (for comparability purposes, the tax benefit for 2006 is omitted):


                                                 2008     2007      2006
                                                 ----     ----      ----


Revenues, net:
  Fertility Centers ......................      69.9%     79.8%     89.3%
  Consumer Services ......................      10.0%     10.8%     10.7%
  Vein Clinics ...........................      20.1%      9.4%      0.0%
                                               -----     -----     -----
     Total revenues ......................     100.0%    100.0%    100.0%

Costs of services incurred:
  Fertility Centers ......................      64.7%     73.2%     82.7%
  Consumer Services ......................       7.3%      8.1%      7.4%
  Vein Clinics ...........................      18.8%      8.7%      0.0%
                                               -----     -----     -----
     Total costs of service ..............      90.8%     90.0%     90.1%

Contribution:
  Fertility Centers ......................       5.2%      6.6%      6.6%
  Consumer Services ......................       2.7%      2.7%      3.3%
  Vein Clinics ...........................       1.3%      0.7%      0.0%
                                               -----     -----     -----
    Total contribution ...................       9.2%     10.0%      9.9%


General and administrative expenses ......       5.4%      6.9%      7.4%
Interest income ..........................       (.2)%     (.8)%     (.9)%
Interest expense .........................        .8%       .8%       .6%
                                               -----     -----     -----
       Total other expenses ..............       6.0%      6.9%      7.1%

Income from operations before income taxes       3.2%      3.1%      2.8%
Income tax provision .....................       1.2%      1.1%      0.4%
                                               -----     -----     -----
Net income ...............................       2.0%      2.0%      2.4%
                                               =====     =====     =====


Revenues
--------

     For the year ended December 31, 2008, total revenues of $198.2 million increased approximately $46.3 million, or 30.5% from the same period in 2007. We experienced year-over-year organic revenue increases in both of our fertility business segments. Our Fertility Centers revenue increased as a result of growth within our existing medical practices, as well as the addition of two new Partner arrangements and the full year of results of a Partner added in the third quarter of 2007. Expansion continued in our Consumer Services segment, driven by the continued expansion of its Attain IVF program. In addition to our fertility segments, our performance for the twelve months ended December 31, 2008, included full year results from our Vein Clinics division which was purchased on August 8, 2007.



     For the year ended December 31, 2007, total revenues of $151.8 million increased approximately $25.5 million, or 20.2% from the same period in 2006. Our Fertility Centers revenue increased as a result of growth within the underlying medical practices, the addition of one new Partner arrangement and the expansion of the Shady Grove contract in 2007. Expansion continued in our Consumer Services segment, driven by the growth of its Attain IVF program. In addition to growth within these two segments, on August 8, 2007, we acquired Vein Clinics of America, Inc. This leading provider of vein disease treatment became our third operating segment and contributed $14.3 million to our 2007 revenues.


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

     The table below illustrates the components of the Fertility Centers segment revenue in relation to the physician practice financials for 2008, 2007 and 2006 (000's omitted):

                                                          Twelve Months Ending December 31,
                                                         -----------------------------------
                                                            2008         2007         2006
                                                         ---------      -------     --------


                   Physician Financials
     (a) Patient revenue .............................   $ 192,380    $ 168,653    $ 152,632
     (b) Cost of services ............................     125,156      109,132      102,625
     (c) Base service fee ............................       8,798        7,791        7,170
                                                         ---------    ---------    ---------
     (d) Practice contribution (a-b-c) ...............      58,426       51,730       42,837
     (e) Physician compensation ......................      52,861       46,687       38,576
     (f) IntegraMed additional fee ...................       5,565        5,043        4,261

                   IntegraMed Financials
     (g) IntegraMed gross revenue (b+c+f) ............     139,517      121,975      114,055
     (h) Amortization of business service rights .....      (1,300)      (1,343)      (1,495)
     (i) Other revenue ...............................         223          446          207
                                                         ---------    ---------    ---------
     (j) IntegraMed fertility services revenue (g+h+i)   $ 138,440    $ 121,078    $ 112,767
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
                ======== ========  ======== =======  =======   ======  ======  ======  ======  ============= ======

Consumer Services Segment



     For the year ended December 31, 2008, revenues of $18.4 million from our Attain IVF Program represented approximately 93% of our Consumer Services segment revenues. This compares to revenues of $15.1 million, or slightly over 91% of Consumer Services revenues in 2007. Revenue growth in the Attain IVF program of $3.3 million, or 21.8%, in 2008 was the result of enrolling more patients into the program and increasing patient through-put by maintaining, high pregnancy success rates. Similarly, Attain IVF revenue growth of $3.1 million, or 21.4%, in 2007 versus 2006 was also attributable to expanded enrollments relative to the earlier year, coupled with high pregnancy rates. Over the past four years, enrollments in our Attain IVF Program have grown at a compound annual rate of 32.8%, while pregnancy success rates have either been maintained or increased. Since our customers in the Attain IVF program prepay for their suite of services, and a significant portion of the fees received by us are not recognized until the patient achieves pregnancy, our Attain IVF deposits and Deferred Revenue balance continues to grow each year as the number of enrolled patients grow.



     The following summarized Consumer Services segment quarterly data for 2008, 2007 and 2006 is presented for additional analysis and demonstration of the growth of enrollments and pregnancies in our Attain IVF program.

                     Revenues, Net (000's)      Contribution (000's)           Enrollments           Pregnancies
                     ---------------------      --------------------           -----------           -----------
                    2008   2007     2006       2008     2007    2006       2008   2007  2006     2008   2007  2006
                    ----   ----     ----       ----     ----    ----       ----   ----  ----     ----   ----  ----

First quarter...   $4,196  $3,235   $3,036    1,235     $751     $765        212   250    159     167    114    111
Second quarter .    4,807   4,179    3,127    1,446    1,125    1,266        280   241    194     189    167    113
Third quarter...    5,364   4,557    3,512    1,352    1,171    1,081        307   247    227     217    173    134
Fourth quarter..    5,396   4,489    3,878    1,386    1,077    1,020        250   222    207     205    183    150
                    -----   -----    -----    -----    -----    -----        ---   ---    ---     ---    ---    ---
Total year .....  $19,763 $16,460  $13,553   $5,419   $4,124   $4,132      1,049   960    787     778    637    508
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


     We have included the results of VCA in our financial statements since the date of its acquisition on August 8, 2007. For purposes of additional analysis and to demonstrate the significant seasonality of this segment, summarized VCA quarterly data for 2008 and 2007 (revenues and contribution in thousands) appear below:

                     Revenues, Net             Contribution                New Patients         Total Procedures
                     -------------             ------------               -------------         ----------------
                    2008   2007                2008     2007             2008     2007           2008     2007
                    ----   ----                ----     ----             ----     ----           ----     ----

First quarter...   $8,842  $7,404              $322     $266            1,208    1,114         15,559   13,778
Second quarter .   10,062   9,155               713    1,158            1,572    1,382         19,116   15,448
Third quarter...   10,360   8,283               892   (1,704) (a)       1,500    1,266         17,739   14,296
Fourth quarter..   10,686   9,704               724      438            1,187    1,127         18,885   15,814
                  ------- -------            ------    -----            -----    -----         ------   ------
Total year .....  $39,950 $34,546            $2,651     $158            5,467    4,889         71,299   59,336
                  ======= =======            ======     ====            =====    =====         ======   ======

(a) Includes non-recurring expenses of $2,016,000 related to the sale of the company.

     VCA operated 32 clinics at the end of 2008, 28 clinics at the end of 2007 and 25 at the end of 2006.


     Contribution
     ------------



     For the year ended December 31, 2008, total contribution of $18.3 million was up approximately $3.2 million, or 20.9% from the same period in 2007. Increased contribution in our Fertility Centers segment in 2008 was the result of the increased profitability in our platform of existing clinics as well as the addition of acquisition related results. The continued growth of our Attain IVF program and full year results from our Vein Clinics segment were also major contributors to the improvement.


     For the year ended December 31, 2007, contribution growth was $2.6 million, or 20.6%, versus the comparable period in 2006. The increase in contribution in 2007, versus 2006, was fueled mainly by organic growth in our Fertility Centers division coupled with partial year results from our Vein Care division acquired in August 2007. Contribution results for our Consumer Division in 2007 were essentially even with 2006, as growth in our Attain IVF program was offset by declining fees from pharmaceutical sales.



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


     Consumer Services Segment


     Contribution from our Consumer Services segment grew by $1.3 million to $5.4 million for the twelve months ended December 31, 2008 versus a contribution of approximately $4.1 million in the year earlier period. This growth was driven by our Attain IVF Program in which the two key profitability metrics (i.e., the number of patients receiving treatment and pregnancy success rates) showed year-over-year improvement in 2008 versus 2007.


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


     For the year ended December 31, 2007, contribution of $4.1 million from our Consumer Services segment was equal to the $4.1 million earned in the prior year. While enrollments in our Attain IVF program grew in 2007 versus 2006, pregnancy rates during 2007 were at the low end of our expected range and impacted the amount of revenue recognized as we record the bulk of our revenue at the time of pregnancy.



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


     General and Administrative Expenses

     General and Administrative ("G&A") expenses are comprised of salaries and benefits, administrative, regulatory compliance, and operational support costs defined as our Shared Services group, which are not specifically related to individual clinical operations or other divisional operations. These costs totaled $10.7 million for the year 2008, $10.5 million in 2007 and $9.4 million in 2006. We measure our success by relating G&A costs to operating contribution. For twelve months ended December 31, 2008, G&A expenses were 58.3% of contribution which compares favorably to ratios of 69.7% for the same period in 2007 and 74.8% in 2006. We continue to actively manage G&A expenses in an effort to leverage our Support Services group and extract economies of scale from within the organization.

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


      Income tax provision
      --------------------


     Our provision for income tax was approximately $2.5 million, $1.7 million and $0.5 million for the three years ended December 31, 2008, 2007 and 2006 respectively, or 39.3%, 35.3% and 13.3% of pre-tax income, respectively. Our effective tax rates for all years reflect provisions for both federal and state income taxes. The low effective tax rate of 13.3% for the year ended December 31, 2006 was mainly due to an $821,000 tax benefit related to the elimination of the valuation allowance on deferred tax assets. The lower effective tax rate of 35.3% for the year ended December 31, 2007 was mainly due to benefits received from tax-exempt interest income. We expect the effective tax rate to approximate 39% in 2009.


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


     Liquidity and Capital Resources
     -------------------------------


     As of December 31, 2008, we had approximately $28.3 million in cash and cash equivalents on hand as compared to $23.7 million at December 31, 2007. We had a working capital deficit of approximately $2.4 million, at December 31, 2008, an improvement from the deficit of $3.4 million as of December 31, 2007.

     Attain IVF deferred revenue and Other Patient Deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues and expected to be recognized as income within twelve to eighteen months. These deposits totaled approximately $11.2 million and $10.6 million as of December 31, 2008 and 2007, respectively. These deposits are a significant source of cash flow and represent interest-free financing for us.


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

Payments Due by Period (000's omitted)

                                      Total     Less than 1 year      1 - 3 years    4 - 5 years    After 5 years
                                      -----     ----------------      -----------    -----------    -------------


Notes Payable.................       $ 22,418           $3,768           $18,650         $    --        $    --
Line of Credit Outstanding......        7,500            7,500                --              --             --
Capital lease obligations.....            301               83               218              --             --
Interest on debt..............          2,972            1,067             1,905
Operating leases..............         60,353            4,708            17,793          15,425         22,427
Fertility Partners capital and
    other obligations.........          5,747            5,747                --              --             --
Total contractual cash
    obligations...............        $99,291          $22,873           $38,566         $15,425        $22,427
                                      =======          =======           =======         =======        =======


                                                      Amount of Commitment Expiration Per Period

                                       Total      Less than 1 year    1 - 3 years   4 - 5 years      After 5 years
                                       -----      ----------------    -----------   -----------      -------------


Unused lines of credit........       $  2,500          $   --            $2,500         $    --        $    --
                                     ========          ======            ======         ========      ========

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

     See Index to Financial Statements on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


ITEM 9A. Controls and Procedures Evaluation of Disclosure Controls
            and Procedures

     Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. At the time that our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 was filed with the Securities and Exchange Commission on March 31, 2009 and again when Amendment No. 1 to our Annual Report on Form 10-K was filed on June 5, 2009, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2008. Based on the material weakness in our internal control over financial reporting described below, the Company's Chief Executive Officer and Chief Financial Officer have now determined that such disclosure controls and procedures were ineffective. In response to this material weakness, management performed additional analysis and other procedures to ensure that information required to be disclosed in this Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 is properly disclosed.

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


     At the time that our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 was filed with the Securities and Exchange Commission on March 31, 2009 and again when Amendment No. 1 to our Annual Report on Form 10-K was filed on June 5, 2009, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control--Integrated Framework. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material mistatement of the annual or interim financial statements will not be prevented or detected. "Based on our assessments we had concluded that, as of December 31,2008, the Company's internal control over financial reporting was effective based on those criteria.


     In connection with the restatement discussed in Note 2 to the condensed consolidated financial statements contained in this Amendment No. 2, our management reevaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 and identified the following material weakness: there was a deficiency in the design of our internal controls related to accounting for our Attain IVF program. As a result, the Company's audited financial statements for the years ended December 31, 2006, 2007 and 2008 understated revenue recognized in connection with its Attain IVF program within its Consumer Services Division. As more fully explained in Note 2 to the condensed consolidated financial statements contained in this Amendment No. 2, revenues, contribution, income before tax, income tax provision and net income were misstated in the Company's audited financial statements for the years ended December 31, 2006, 2007 and 2008, as well as the interim periods within those financial statements, as a result of this deficiency.

     The material weakness referred to above was identified in connection with the preparation of our Form 10-Q for the quarter ended September 30, 2009. Although we were required to restate the 2008 and prior financial statements based upon such error, as of the date of this report, we have remediated the material weakness referred to above, as the Company developed, programmed and tested a new database properly reflect the revenue to be recognized in our Attain IVF program and we have also instituted additional procedures.

     The Company's independent registered certified public accounting firm, Amper, Politziner & Mattia LLP, has audited our internal control over financial reporting as of December 31, 2008 as stated in their report which appears on page F-2 of this Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.


     Other than the changes referred to above, there were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Such report also concluded that internal control over financial reporting was ineffective, as described below.

     We had developed a model to recognize revenue for our Attain IVF non-refundable fees based upon a number of assumptions above the average enrollment fee, the average number of treatments, the value of those treatments, the sequence of the different types of treatment, the mix of patients and treatment types, etc. Our calculation omitted any adjustment for the revenue to be recognized for patient withdrawals prior to the completion of all six cycles, therefore, for patients who fit into this category, our model did not result in the recognition of the remaining deferred revenue at the time of withdrawal. This error represents a material weakness in that the model was not properly designed and our review procedures and controls did not detect the error.



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

         (b) Exhibits. The list of exhibits required to be filed with this Annual Report on Form 10-K/A is set forth in the Index to Exhibits herein.

                              FINANCIAL STATEMENTS

                              Item 8 and 15 (a)(1)

                                    Contents

                                                                          Page
                                                                          ----
INTEGRAMED AMERICA, INC.

        Report of Independent Registered Public Accounting Firm ........  F-2-3
        Consolidated Balance Sheets as of December 31, 2008 and 2007....  F-4
        Consolidated Statements of Operations for the years ended
           December 31, 2008, 2007 and 2006.............................  F-5
        Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 2008, 2007 and 2006.................  F-6
        Consolidated Statements of Cash Flows for the years ended
           December 31, 2008, 2007 and 2006.............................  F-7
        Notes to Consolidated Financial Statements......................  F-8

FINANCIAL STATEMENT SCHEDULE

        Report of Independent Registered Public Accounting Firms
           on Financial Statement Schedule II........................... S-1
        Valuation and Qualifying Accounts............................... S-2

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         To the Board of Directors and
         Shareholders of

              We have audited the accompanying consolidated balance sheets of IntegraMed America, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited IntegraMed America, Inc.`s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IntegraMed America, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying consolidated financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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


              A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its assessment of internal controls over financial reporting the following material weakness as of December 31, 2008. The Company's systems did not properly recognize as revenue a portion of nonrefundable fees on patients who withdrew from the IVF Attain program. This material weakness resulted in restatement of the Company's previously issued financial statements for the years ended 2001 through 2008.

              In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IntegraMed America, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that IntegraMed America, Inc. did not maintain effective internal control over financial reporting as of

         December  31, 2008 is fairly  stated based on criteria  established  in
         Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, as a result of the material weakness identified in the previous paragraph, IntegraMed America, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control-Integrated Framework issued by COSO.


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



         /s/Amper, Politziner & Mattia, LLP
         Edison, New Jersey
         March 30, 2009

PART I -- FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                            INTEGRAMED AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                (all dollars in thousands, except share amounts)


                                                                                     December 31,     December 31,
                                                                                     ------------     ------------
                                                                                         2008             2007
                                                                                     ------------     -------------
                                                                                      (restated)      (restated)


                                     ASSETS
Current assets:
   Cash and cash equivalents .......................................................   $  28,275      $  23,740
   Patient and other receivables, net ..............................................       6,681          5,511
   Deferred taxes ..................................................................       5,744          5,565
   Other current assets ............................................................       6,466          4,668
                                                                                       ---------      ---------
       Total current assets ........................................................      47,166         39,484

   Fixed assets, net ...............................................................      16,618         16,912
   Intangible assets, Business Service Rights, net .................................      21,956         22,305
   Goodwill ........................................................................      29,478         29,359
   Trademarks ......................................................................       4,442          4,492
   Other assets ....................................................................       1,781          1,619
                                                                                       ---------      ---------
       Total assets ................................................................   $ 121,441      $ 114,171
                                                                                       =========      =========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................   $   2,853      $   1,895
   Accrued liabilities .............................................................      17,818         17,760
   Current portion of long-term notes payable and other obligations ................      11,351          3,661
   Due to Fertility Medical Practices ..............................................       6,354          9,043
   Attain IVF deferred revenue and other Patient Deposits ..........................      11,237         10,560
                                                                                       ---------      ---------
       Total current liabilities ...................................................      49,613         42,919

Long-term notes payable and other obligations ......................................      18,868         21,799
Deferred and other tax liabilities .................................................         696          1,819
                                                                                       ---------      ---------
       Total Liabilities ...........................................................      69,177         66,537


Commitments and Contingencies


Shareholders' equity:
     Common Stock, $.01 par value - 15,000,000 shares authorized in 2008 and
       2007, respectively, 8,668,376 and 8,572,258 shares issued and
       outstanding in 2008 and 2007, respectively ..................................          87             86
   Capital in excess of par ........................................................      54,943         53,890
   Other comprehensive loss ........................................................        (375)           (82)
   Treasury stock, at cost - 22,682 and 14,175 shares in 2008 and 2007, respectively        (211)          (165)
   Accumulated deficit .............................................................      (2,180)        (6,095)
                                                                                       ---------      ---------
Total shareholders' equity .........................................................      52,264         47,634
                                                                                       ---------      ---------
       Total liabilities and shareholders' equity ..................................   $ 121,441      $ 114,171
                                                                                       =========      =========



        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except per share amounts)

                                                      For the Year ended
                                              ----------------------------------
                                               2008         2007         2006
                                              ---------   ----------   ---------
                                             (restated)   (restated)   (restated)



Revenues, net
   Fertility Centers ....................   $  138,440    $  121,078    $  112,767
   Consumer Services ....................       19,763        16,460        13,553
   Vein Clinics .........................       39,950        14,284            --
                                            ----------    ----------    ----------
       Total revenues ...................      198,153       151,822       126,320
                                            ----------    ----------    ----------

Costs of services and sales:
   Fertility Centers ....................      128,224       111,059       104,357
   Consumer Services ....................       14,344        12,336         9,421
   Vein Clinics .........................       37,299        13,304            --
                                            ----------    ----------    ----------
       Total costs of services and sales       179,867       136,699       113,778
                                            ----------    ----------    ----------

Contribution
   Fertility Centers ....................       10,216        10,019         8,410
   Consumer Services ....................        5,419         4,124         4,132
   Vein Clinics .........................        2,651           980            --
                                            ----------    ----------    ----------
       Total contribution ...............       18,286        15,123        12,542

General and administrative expenses .....       10,654        10,537         9,380
Interest income .........................         (383)       (1,256)       (1,073)
Interest expense ........................        1,563         1,136           695
                                            ----------    ----------    ----------
       Total other expenses .............       11,834        10,417         9,002
                                            ----------    ----------    ----------

Income before income taxes ..............        6,452         4,706         3,540
Income tax provision ....................        2,537         1,662         1,291
Income tax benefit ......................           --            --          (821)
                                            ----------    ----------    ----------
Net income ..............................   $    3,915    $    3,044    $    3,070
                                            ==========    ==========    ==========

Basic and diluted net earnings per share:
   Basic earnings per share .............   $     0.45    $     0.37    $     0.38
   Diluted earnings per share ...........   $     0.45    $     0.36    $     0.37

   Weighted average shares - basic ......        8,618         8,310         8,090
                                            ==========    ==========    ==========
   Weighted average shares - diluted ....        8,691         8,410         8,194
                                            ==========    ==========    ==========


        See accompanying notes to the consolidated financial statements.

                            INTEGRAMED AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (all amounts in thousands)
                                   (Restated)


                                                                      Accumulated
                                    Common Stock       Capital in    Comprehensive    Treasury Stock       Accumulated      Total
                                   Shares   Amount    Excess of Par     Income       Shares     Amount       Deficit       Equity
                                   ------   ------    -------------     ------       ------     ------       -------       ------


BALANCE AT DECEMBER 31, 2005        8,008       80       49,364             --          133     (937)        (12,209)      36,298
Stock grants issued, net               85        1           58             --           --       --              --           59
Stock grant compensation expense
   amortization                        --       --          405             --           --       --              --          405
Exercise of common stock options
   and related tax benefits           187        1          498             --           --       --              --          499
Amortization of common stock option
   compensation expense                --       --           87             --           --       --              --           87
Unrealized loss on hedging transaction --       --           --             (9)          --       --              --           (9)
Retirement of Treasury stock, net
   of shares issued upon exercise
   of options or issuance of stock
   grants                             (153)     (1)      (1,167)            --         (133)     937              --          (231)
Net income for the year ended
   12/31/06                             --      --           --             --           --       --           3,070         3,070
                                     -----   -----      -------          -----        -----    -----          ------        ------

BALANCE AT DECEMBER 31, 2006         8,127      81       49,245             (9)          --       --          (9,139)       40,178
Stock grants issued, net                78      --           --             --           19     (228)             --          (228)
Stock grant compensation expense
   amortization                         --      --          558             --           --       --              --          558
Exercise of common stock options
  and related tax benefits              35       1          154             --           --       --              --          155
Treasury stock transactions, net        (5)     --          (63)            --           (5)      63              --           --
Issuance of common stock upon
  acquitision of Vein Clinics
  of America, Inc.                     337       4        3,996             --           --       --              --        4,000
Unrealized loss on hedging
 transaction                            --      --           --            (73)          --       --              --          (73)
Net income for the year ended
 12/31/07                               --      --           --             --           --       --           3,044        3,044
                                      ----    ----         ----            ---         ----     ----         -------        -----

BALANCE AT DECEMBER 31, 2007         8,572      86       53,890            (82)          14     (165)         (6,095)      47,634
Stock grants issued, net                99       1           (1)            --           --       --              --           --
Stock grant compensation expense
   amortization                         --      --          858             --           --       --              --          858
Exercise of common stock options
    and related tax benefits            11       1          360             --            2      (23)             --          338
Treasury stock transactions, net       (14)     (1)        (164)            --            7      (23)             --         (188)
Unrealized loss on hedging transaction  --      --           --           (293)          --       --              --         (293)
Net income for the year ended 12/31/08  --      --           --             --           --       --           3,915        3,915
                                      ----    ----         ----            ---         ----     ----           -----        -----

BALANCE AT DECEMBER 31, 2008         8,668     $87      $54,943          ($375)          23    ($211)        ($2,180)     $52,264
                                     =====     ===      =======          =====           ==    =====         =======      =======


         See accompanying notes to the consolidated financial statements


                            INTEGRAMED AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all amounts in thousands)



                                                                                            For the
                                                                                      Twelve-month period
                                                                                       Ended December 31,
                                                                                ---------------------------------
                                                                                   2008       2007          2006
                                                                                ---------   ---------    ---------
                                                                                (restated) (restated)   (restated)
Cash flows from operating activities:
Net income .................................................................   $  3,915    $  3,044    $  3,070
Adjustments to reconcile net income to net cash provided
    operating activities:
      Depreciation and amortization ........................................      7,288       6,450       5,705
      Deferred income tax provision ........................................     (1,068)        469        (799)
      Deferred or stock-based compensation .................................        858         558         492

Changes in assets and liabilities --
    Decrease (increase) in assets, net of assets acquired from VCA
      Patient and other accounts receivables ...............................     (1,170)       (378)         45
      Prepaids and other current assets ....................................       (643)     (1,040)       (403)
      Other assets .........................................................       (162)       (122)        (99)



    (Decrease) increase in liabilities, net of liabilities acquired from VCA
      Accounts payable .....................................................        958        (271)        590
      Accrued liabilities ..................................................     (1,097)        285       4,106
      Due to medical practices .............................................     (2,689)      4,744        (650)
      Attain IVF deferred revenue and other patient deposits ...............        677       2,217       1,906
                                                                               --------    --------    --------
Net cash provided by operating activities ..................................      6,867      15,956      13,963


Cash flows from investing activities:
Purchase of business service rights ........................................       (950)     (2,653)         --
Cash paid to purchase VCA, net of cash acquired ............................       (119)    (25,409)         --
Purchase of other intangibles ..............................................         50         (40)        (12)
Purchase of fixed assets and leasehold improvements, net ...................     (5,695)     (6,222)     (3,233)
                                                                               --------    --------    --------
Net cash used in investing activities ......................................     (6,714)    (34,324)     (3,245)


Cash flows from financing activities:
    Proceeds from issuance of debt .........................................      7,880      25,000          --
    Debt repayments ........................................................     (3,648)    (15,163)     (1,382)
    Common Stock transactions ..............................................        150          87         327
                                                                               --------    --------    --------
Net cash provided by (used in) financing activities ........................      4,382       9,924      (1,055)
                                                                               --------    --------    --------


Net increase (decrease) in cash and cash equivalents .......................      4,535      (8,444)      9,663
Cash and cash equivalents at beginning of period ...........................     23,740      32,184      22,521
                                                                               --------    --------    --------
Cash and cash equivalents at end of period .................................     28,275      23,740      32,184
                                                                               ========    ========    ========

Supplemental Information:
     Interest paid .........................................................      1,632       1,024         695
     Income taxes paid .....................................................      1,526       1,130         327


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


NOTE 2 -- RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS:


     Restatement No. 2 - The Correction Of An Error


     On October 28, 2009, the management of IntegraMed America, Inc. (the "Company") concluded and subsequently reported to the Audit Committee of the Company's Board of Directors (the "Audit Committee") that the Company's audited financial statements for the years ended December 31, 2006, 2007 and 2008 (collectively, the "Relevant Periods") should no longer be relied upon and will be restated due to an understatement in revenue recognized in connection with its Attain IVF Refund Program within its Consumer Services Division.

     As previously reported on a Current Report on Form 8-K filed on March 31, 2009, the Company restated certain financial statements after determining that they could not be relied upon. Specifically, the Company restated its prior financial statements with respect to the timing of revenue and profit recognition of $3,477,000 of the revenue related to its Attain IVF Refund Program (formerly "Shared Risk Refund Program") within its Consumer Services Division for the years 2001 through 2008. That restatement did not impact the cash flows from operations of this program or the ultimate profits to be recognized, only the timing of the revenue and profit recognition.

     Subsequent to the original restatement, the Company developed, programmed and tested a new patient management and revenue recognition system for the Attain IVF Refund Program. The new system recently reached sufficient operating proficiency to allow input of the patient information related to the Attain IVF Refund Program. As a result, the Company identified that the increase in the deferred revenue amount of $3,477,000, related to the years 2001 through 2008, that had been previously restated should have been only $822,000. The Company determined that while the previous system properly accounted for the recognition of the proportional fair value revenue related to the non-refundable portion of the patient fee (which was the subject of a comment and review process by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission), it assumed all patients would either achieve pregnancy or utilize all services available to them under the program. It is a fact that most of the patients that seek a refund, do so prior to utilizing all services available under the program. As a result, our revenue recognition model failed to recognize as revenue the remaining deferred revenue portion of the non-refundable fee on that class of patients.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The change in our Statement of Operations and Consolidated Balance Sheet for the twelve months ended December 31, 2008, 2007 and 2006 is presented below (000's, except per share amounts):



                                                                  Twelve Months Ending
                                                                      December 31,
                                                          -----------------------------------
                                                             2008          2007        2006
                                                          ---------    ---------     --------

Revenue recognized from prior period ..................   $     750    $   1,406    $   1,908
Revenue deferred to future period .....................           0         (750)      (1,406)
                                                          ---------    ---------    ---------
Net change in period revenue ..........................   $     750    $     656    $     502
                                                          =========    =========    =========


Revenue as reported ...................................   $ 197,403    $ 151,166    $ 125,818
Net change in reported revenue ........................         750          656          502
                                                          ---------    ---------    ---------
Revenue as restated ...................................   $ 198,153    $ 151,822    $ 126,320
                                                          =========    =========    =========


Income before income taxes as reported ................   $   5,715    $   4,062    $   3,047
Net change in reported revenue ........................         750          656          502
Net change in reserve for medical costs ...............         (13)         (12)          (9)
                                                          ---------    ---------    ---------
Income before income taxes as restated ................   $   6,452    $   4,706    $   3,540
                                                          =========    =========    =========


Income tax provision as reported ......................   $   2,227    $   1,391    $     263
Net change in income taxes from above adjustments .....         310          271          207
                                                          ---------    ---------    ---------
Income tax provision as restated ......................   $   2,537    $   1,662    $     470
                                                          =========    =========    =========


Net Income as reported ................................   $   3,488    $   2,671    $   2,784
Summary of above adjustments ..........................         427          373          286
                                                          ---------    ---------    ---------
Net income as restated ................................   $   3,915    $   3,044    $   3,070
                                                          =========    =========    =========


Diluted earnings per share as reported ................   $    0.40    $    0.32    $    0.34
Change in earnings per share from above adjustments ...   $    0.05    $    0.04    $    0.03
                                                          ---------    ---------    ---------
Diluted earnings per share as restated ................   $    0.45    $    0.36    $    0.37
                                                          =========    =========    =========


Current liabilities as reported .......................   $  51,126    $  44,005    $  27,856
Cumulative effect of restatement on current liabilities      (1,513)      (1,086)        (712)
                                                          ---------    ---------    ---------
Current liabilities as restated .......................   $  49,613    $  42,919    $  27,144
                                                          =========    =========    =========


Shareholders Equity as reported .......................   $  50,753    $  46,549    $  39,466
Cumulative effect of restatement on Shareholders Equity       1,511        1,085          712
                                                          ---------    ---------    ---------
Shareholders Equity as restated .......................   $  52,264    $  47,634    $  40,178
                                                          =========    =========    =========


                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     There was no change to cash flow as a result of this restatement.

     For a complete description of our revenue recognition policy please refer to Note 3 - "Summary of Significant Accounting Policies".


     Restatement No. 1 - Change in Revenue Recognition Policy for the Attain IVF Program


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

                              Cumulative impact of both restatements
                                   For the twelve months ended
                                           December 31,
                              --------------------------------------
                                       2008     2007      2006
                                     ------   ------     -----

Revenue recognized from prior year      750    1,406     1,908
Revenue deferred to future year ..       --     (750)   (1,406)
                                     ------   ------    ------
     Net change in annual revenue       750      656       502
                                     ======   ======    ======

     Our new revenue recognition policy, as more fully described in Note 3 - "Summary of Significant Accounting Policies", changes the timing of the revenue recognition for the non-refundable fees, and aligns it more closely to the underlying treatment cycles delivered to the patient.

     The change in the timing related to revenue recognition had the following effects:

                                                        2008         2007           2006
                                                        ----         ----           ----

Revenue as reported ...............................   $ 197,403    $ 151,166    $ 125,818
Net Change in reported revenue ....................         750          656          502
                                                      ---------    ---------    ---------
Revenue as restated ...............................   $ 198,153    $ 151,822    $ 126,320
                                                      =========    =========    =========

Income before income taxes as reported ............   $   5,715    $   4,062    $   3,047
Net change in reported revenue ....................         750          656          502
Net change in reserve for medical costs ...........         (13)         (11)          (9)
                                                      ---------    ---------    ---------
Income before income taxes as restated ............   $   6,452    $   4,707    $   3,540
                                                      =========    =========    =========

Income tax provision as reported ..................   $   2,227    $   1,391    $     263
Net change in income taxes from above adjustments .         310          271          207
                                                      ---------    ---------    ---------
Income tax provision as restated ..................   $   2,537    $   1,662    $     470
                                                      =========    =========    =========

Net income as reported ............................   $   3,488    $   2,671    $   2,784
Summary of above adjustments ......................         427          373          286
                                                      ---------    ---------    ---------
Net income as restated ............................   $   3,915    $   3,044    $   3,070
                                                      =========    =========    =========

Diluted earnings per share as reported ............   $    0.40    $    0.32    $    0.34
Change in earnings per share from above adjustments        0.05         0.04         0.03
                                                      ---------    ---------    ---------
Diluted earnings per share as restated ............   $    0.45    $    0.36    $    0.37
                                                      =========    =========    =========

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current liabilities as reported ...................   $  51,126    $  44,005    $  27,856
Cumulative effect of restatement on liabilities ...      (1,513)      (1,086)        (712)
                                                      ---------    ---------    ---------
Current liabilities as restated ...................   $  49,613    $  42,919    $  27,144
                                                      =========    =========    =========

Shareholders' Equity as reported ..................   $  50,753    $  46,549    $  39,466
Cumulative effect of restatement on
    Shareholders' Equity ..........................       1,511        1,085          712
                                                      ---------    ---------    ---------
Shareholders' Equity as restated ..................   $  52,264    $  47,634    $  40,178
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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The table below presents the balances of each of these liabilities as of the respective dates (000's):

                                                           December 31,
                                                       ---------------------
                                                       2008             2007
                                                       ----             ----


         Deposits or refundable fees................   $9,981         $9,349
         Refund reserve for pregnant patients.......      397            326
         Medical cost reserve.......................      331            272


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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 -- SIGNIFICANT SERVICE CONTRACTS:

     For the years ended December 31, 2008, 2007, and 2006, the following contracted fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:


                                            Percent of Company                   Percent of
                                              Revenues, net                      Contribution
                                        ---------------------------       ---------------------------
                                         2008      2007       2006         2008      2007       2006
                                        -------   ------     ------       -------   ------     ------
     R.S.C. of New England..........      7.2       8.9       10.7          8.7       10.5      11.7
     Fertility Centers of Illinois..     16.3      19.2       22.3         15.2       17.6      19.2
     Shady Grove Fertility Center...     18.0      21.3       22.9         17.2       21.4      20.5


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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Performance by segment, for the three years ended December 31 2008, 2007 (restated) and 2006 (restated) are presented below (000's omitted):

                                           Fertility     Consumer        Vein
                                            Centers      Services      Clinics(1)  Corp G&A   Consolidated
                                            -------      --------      ----------  --------   ------------


For the Year ended December 31, 2008
     Revenues ..........................   $ 138,440     $  19,763    $  39,950    $    --      $ 198,153
     Cost of Services ..................     128,224        14,344       37,299         --        179,867
                                           ---------     ---------    ---------    ---------    ---------
     Contribution ......................      10,216         5,419        2,651         --         18,286
     Operating Margin ..................         7.4%         27.4%         6.6%        --            9.2%

     General and administrative ........           0             0            0       10,654       10,654
     Interest (income) expense, net ....        (181)            0            8        1,353        1,180
                                           ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .   $  10,397     $   5,419    $   2,643    $ (12,007)   $   6,452
                                           =========     =========    =========    =========    =========
     Depreciation expense included above   $   4,327     $       3    $     761    $     898    $   5,989
     Capital expenditures, net .........   $   4,053     $    --      $   1,057    $     585    $   5,695
     Total assets ......................   $  36,885     $     331    $  46,750    $  37,475    $ 121,441

For the Year ended December 31, 2007
     Revenues ..........................   $ 121,078     $  16,460    $  14,284    $    --      $ 151,822
     Cost of Services ..................     111,059        12,336       13,304         --        136,699
                                           ---------     ---------    ---------    ---------    ---------
     Contribution ......................      10,019         4,124          980         --         15,123
     Operating Margin ..................         8.3%         25.1%         6.9%        --           10.0%

     General and administrative ........        --            --           --         10,536       10,536
     Interest (income) expense, net ....        (203)         --              2           81         (120)
                                           ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .   $  10,222     $   4,124    $     978    $ (10,618)   $   4,706
                                           =========     =========    =========    =========    =========
     Depreciation expense included above   $   4,003     $       3    $     255    $     846    $   5,107
     Capital expenditures, net .........   $   4,654     $    --      $     906    $     662    $   6,222
     Total assets ......................   $  42,586     $     888    $  44,786    $  25,911    $ 114,171

For the Year ended December 31, 2006
     Revenues ..........................   $ 112,767     $  13,553    $    --      $    --      $ 126,320
     Cost of Services ..................     104,357         9,421         --           --        113,778
                                           ---------     ---------    ---------    ---------    ---------
     Contribution ......................       8,410         4,132         --           --         12,542
     Operating Margin ..................         7.5%         30.5%        --           --            9.9%

     General and administrative ........        --            --           --          9,380        9,380
     Interest (income) expense, net ....        (279)         --           --            (99)        (378)
                                           ---------     ---------    ---------    ---------    ---------
     Income (loss) before income taxes .   $   8,689     $   4,132    $    --      $  (9,281)   $   3,540
                                           =========     =========    =========    =========    =========
     Depreciation expense included above   $   3,594     $       2    $    --      $     614    $   4,210
     Capital expenditures, net .........   $   2,158     $    --      $    --      $   1,075    $   3,233
     Total assets ......................   $  41,458     $     995    $    --      $  33,870    $  76,323


     (1) Acquired August 8, 2007.

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                        December 31,
                                      --------------
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

     The composition of our patient and other receivables is as follows (000's omitted):

                                                     December 31,
                                                 --------------------
                                                   2008        2007
                                                 --------   ---------

Vein Clinic patient and insurance receivables   $ 12,865    $ 11,966
Reserve for insurance contractual allowance .     (3,866)     (3,339)
Reserve for uncollectible accounts ..........     (2,648)     (3,386)
                                                --------    --------
     Subtotal Vein Clinic receivables, net ..      6,351       5,241
Other receivables ...........................        330         270
                                                --------    --------
  Total Patient and other receivables, net ..   $  6,681    $  5,511
                                                ========    ========

NOTE 8 -- FIXED ASSETS, NET:

     Fixed assets, net at December 31, 2008 and 2007 consisted of the following (000's omitted):

                                                      2008          2007
                                                     ------       -------

Furniture, office and computer equipment ........   $ 18,311    $ 17,158
Medical equipment ...............................      7,396       6,259
Leasehold improvements ..........................     21,059      19,091
Construction in progress ........................         63         148
Assets under capital leases .....................        427         427
                                                    --------    --------
  Total .........................................     47,256      43,083
Less -- Accumulated depreciation and amortization    (30,638)    (26,171)
                                                    --------    --------
                                                    $ 16,618    $ 16,912

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

NOTE 9 -- BUSINESS SERVICE RIGHTS, NET:

     Business Service Rights, net at December 31, 2008 and 2007 consisted of the following (000's omitted):
                                                   2008       2007
                                                 -------    --------

         Business Service rights, net.........   $34,205    $33,255
         Less accumulated amortization........   (12,249)   (10,950)
                                                 -------    -------
             Total............................   $21,956    $22,305
                                                 =======    =======

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

     Amortization expense of our Business Service Rights in future years are as follows (000's omitted):

    2009...........................................  $1,300
    2010...........................................   1,300
    2011...........................................   1,300
    2012...........................................   1,300
    2013...........................................   1,300
    Thereafter.....................................   9,356
                                                     ------
    Total payments................................. $15,856
                                                    =======

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The following pro forma data reflects the consolidated revenue and earnings of IntegraMed America, Inc, and Subsidiaries had the VCA acquisition date been January 1, 2006 (000's omitted):

                                                                                                   Basic
                                                                                                 Earnings
                                                               Revenue           Net Income       per share
                                                               -------           ----------       ---------

Supplemental pro forma for 01/01/2007 to 12/31/2007            $171,925           $3,464         $0.41
Supplemental pro forma for 01/01/2006 to 12/31/2006            $154,801           $3,556         $0.43

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

NOTE 11 -- TRADEMARKS:

     Trademarks and other intangibles, net at December 31, 2008 and 2007 consisted of the following trademark items (000's omitted)

                                                             2008        2007
                                                           -------      -------

                  IntegraMed America, Inc...............        $42        $92
                  Vein Clinics of America, Inc..........      4,400      4,400
                                                              -----      -----
                      Total.............................     $4,442     $4,492
                                                             ======     ======

     We do not amortize our trademarks as they have an indefinite useful life. We do test our trademarks for impairment on a regular basis in accordance with FAS 144 "Accounting for the Impairment and Disposal of Long-Lived Assets". To date, no impairment charges have been recognized.

NOTE 12 -- ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 2008 and 2007 (restated) consisted of the following (000's omitted):
                                                      2008      2007
                                                      ----      ----


Accrued payroll .................................   $ 1,665   $ 4,286
Accrued employee incentives and benefits ........     3,072     3,062
Accrued vacation ................................       151       300
Accrued physician incentives (VCA) ..............     2,754     2,542
New physician recruitment .......................       113       103
Accrued costs on behalf of medical practices ....     1,894     1,884
Accrued rent ....................................     1,166       892
Accrued professional fees .......................       250       390
Accrued insurance ...............................     1,246       196
Reserves for estimated Attain IVF patient refunds       397       326
Reserve for Attain IVF post-pregnancy expenses ..       331       272
Accrued federal and state taxes .................     2,899     1,006
Other accrued taxes .............................       300       350
Other (1) .......................................     1,580     2,151
                                                    -------   -------
Total accrued liabilities .......................   $17,818   $17,760
                                                    =======   =======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     As of December 31, 2008 and December 31, 2007, Due to Medical Practices was comprised of the following balances (000's omitted):


                                                   2008         2007
                                                   ----         ----

Advances to Partners for receivable financing   $(17,121)   $(15,585)
Undistributed Physician Earnings ............      3,205       6,338
Physician practice patient Deposits .........     20,270      18,290
                                                --------    --------
Due to Medical Practices, net ...............   $  6,354    $  9,043
                                                ========    ========


     Our responsibilities to the these medical practices are to provide financing for their accounts receivable and to hold patient deposits on their behalf as well as undistributed physician earnings.


     We are also responsible for the collection of the Partner accounts receivables, which we finance with full recourse. We have no other funding commitments to the Partner.

NOTE 14 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

     Notes payable and other obligations at December 31, 2008 and 2007 consisted of the following (000's omitted):

                                                   2008        2007
                                                ---------    --------

Note payable to bank ........................   $ 29,309    $ 25,000
Derivative Fair valuation adjustment ........        609          82
Obligations under capital lease .............        301         378
                                                --------    --------

Total notes payable and other obligations ...   $ 30,219    $ 25,460
Less -- Current portion .....................    (11,351)     (3,661)
                                                --------    --------

Long-term notes payable and other obligations   $ 18,868    $ 21,799
                                                ========    ========

   Note payable to Bank --

     In August 2007, as part of our acquisition of Vein Clinics of America, we secured a new $25 million 5-year term loan. Our previous term loan of $7.7

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   Debt Maturities --

     At December 31, 2008, aggregate note payments, including capital lease obligation payments, in future years were as follows (000's omitted):

                      2009....................... $11,351
                      2010.......................   3,861
                      2011.......................   3,868
                      2012.......................  11,139
                                                   ------
                      Total payments............. $30,219
                                                  =======

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2008, the minimum lease payments for assets under capital and non-cancelable operating leases in future years were as follows (000's omitted):

                                          Capital   Operating
                                          -------   ---------

2009 ..................................   $   102   $ 9,416
2010 ..................................       102     8,825
2011 ..................................       102     8,520
2012 ..................................        33     7,701
2013 ..................................      --       6,927
Thereafter ............................      --      18,964
                                          -------   -------
Total minimum lease payments ..........   $   339   $60,353
                                                    =======
Less -- Amount representing interest ..        38
                                          -------
Present value of minimum lease payments   $   301
                                          =======

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

     The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):

                                                 For the twelve-month period ending
                                                            December 31,
                                                 ----------------------------------
                                                      2008       2007       2006
                                                     -------    -------    -------

Net income as reported ...........................   $ 3,915    $ 3,044    $ 3,070
Net non-recognized loss on derivative transactions      (293)       (73)        (9)
                                                     -------    -------    -------
Total comprehensive income .......................   $ 3,622    $ 2,971    $ 3,061
                                                     =======    =======    =======


NOTE 16 -- INCOME TAXES:
The provision for income taxes consisted of the following (000's omitted):

                                              For the years ended December 31,
                                              --------------------------------
                                                 2008       2007      2006
                                              ----------   -------   --------

Current taxes:
     Federal ................................   $ 2,699    $ 1,049   $   811
     State ..................................       644        391       575
                                                -------    -------   -------
         Total current tax expense (benefit)    $ 3,343    $ 1,440   $ 1,386
                                                -------    -------   -------

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred taxes:
     Federal ................................   $  (645)   $   178   $  (734)
     State ..................................      (161)        44      (182)
                                                -------    -------   -------
         Total deferred tax expense (benefit)   $  (806)   $   222   $  (916)
                                                -------    -------   -------

Total tax provision .........................   $ 2,537    $ 1,662   $   470
                                                =======    =======   =======



     The financial statement income tax provision differed from income taxes determined by applying the statutory federal income tax rate to the financial statement income before income taxes for the years ended December 31, 2008, 2007 and 2006 primarily as a result of the following (000's omitted):

                                                               For the years ended December31,
                                                              ---------------------------------
                                                                2008          2007      2006
                                                              ---------    ---------  ---------


Provision at U.S. federal statutory rate....................    $ 2,192    $ 1,599    $ 1,202
State income taxes, net of federal tax effect...............        306        135        143
Non-deductible expenses.....................................         27         62         57
Tax-exempt interest income..................................        (14)      (199)      (129)
Adjustment to deferred tax assets ..........................          ?          ?        (33)
Other    ...................................................          ?         39         (2)
Change in FIN 48 liability..................................         26         27          ?
Change in deferred tax asset valuation allowance............          ?          ?       (768)
                                                                -------    -------    -------
Income tax expense..........................................    $ 2,537    $ 1,662    $   470
                                                                =======    =======    =======


     Significant components of the deferred tax assets (liabilities) at December 31, 2008 and 2007 were as follows (000's omitted):

                                                December 31,
                                          ------------------
                                            2008      2007
                                          -------    -------

Deferred tax assets
     Net operating loss carry forwards    $  --      $   109
     Temporary book to tax differences      6,055      5,513
                                          -------    -------
         Total deferred tax assets ....     6,055      5,622
                                          -------    -------

Deferred tax liabilities
     Depreciation and amortization ....      (737)    (1,613)
     Other ............................       (18)       (58)
                                          -------    -------
         Total deferred tax liabilities      (755)    (1,671)
                                          -------    -------

Deferred tax asset ....................     5,300      3,951
Valuation allowance ...................      --         --
                                          -------    -------

Net total deferred tax asset ..........   $ 5,300    $ 3,951
                                          =======    =======

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            A reconciliation of the unrecognized tax benefits for the years ended December 31, 2008 and 2007 follows:
                                                          Unrecognized
                                                       Tax Benefits (000s)

                                                        2008      2007
                                                        ----     ----

Balance as of January 1, ............................   $ 149    $ 188
         Additions for current year tax positions ...      46       39
         Additions for prior year tax positions .....      --       --
         Reductions for prior year tax positions ....     (31)      (3)
         Settlements ................................      --      (66)
         Reductions related to expirations of statute
              of limitations ........................      --      (11)
         Additional interest ........................      11        2
                                                        -----    -----
Balance as of December 31, ..........................   $ 175    $ 149
                                                        =====    =====

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - EARNINGS PER SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2008, 2007 (restated) and 2006 (restated) is a follows (000's omitted, except for per share amounts):


                                              For the years ended December 31,
                                              --------------------------------
                                                  2008      2007       2006
                                                 -------   -------   -------
Numerator
Net Income ...................................   $ 3,915   $ 3,044   $ 3,070
                                                 =======   =======   =======
Denominator
Weighted average shares outstanding ..........     8,618     8,310     8,090
Effect of dilutive options and warrants ......        73       100       104
                                                 -------   -------   -------
Weighted average shares and dilutive potential
  Common shares ..............................     8,691     8,410     8,194
                                                 =======   =======   =======
Basic earnings per common share ..............   $  0.45   $  0.37   $  0.38
                                                 =======   =======   =======
Diluted earnings per common share ............   $  0.45   $  0.36   $  0.37
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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The following table sets forth information about the weighted-average fair value of options granted during the periods below, and the assumptions used for each grant:

                                            For the twelve-month period ending
                                                       December 31,
                                            -----------------------------------
                                              2008         2007         2006
                                            --------     -----------  ---------

       Fair Value of Options...........         $8.45         N/A         N/A
       Dividend yield..................          0.0%         N/A         N/A
       Expected volatility.............         51.8%         N/A         N/A
       Risk free interest rate.........          4.0%         N/A         N/A
       Expected term in years..........          6.3          N/A         N/A


     Our dividend yield assumptions on the underlying common stock upon which the options were granted anticipate that all earnings will be retained for

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock option activity under these plans is summarized below:

                                                   Number of
                                                   shares of
                                                 Common Stock
                                                   underlying   Weighted Average
                                                     options     exercise price
                                                 -------------  ----------------

     Options outstanding at December 31, 2005....    391,178          $2.22
     Granted.....................................         --          $0.00
     Exercised...................................   (240,721)         $2.12
     Canceled....................................     (4,063)         $2.94
                                                     -------
     Options outstanding at December 31, 2006....    146,394          $2.35
     Granted.....................................         --          $0.00
     Exercised...................................    (42,146)         $2.38
     Canceled....................................     (2,029)         $2.94
                                                     -------
     Options outstanding at December 31, 2007....    102,219          $2.33
     Granted.....................................    127,844          $8.45
     Exercised...................................     (3,047)         $2.68
                                                     -------
     Options outstanding at December 31, 2008....    227,016          $5.78
     Options exercisable at:
          December 31, 2006......................    146,394          $2.35
          December 31, 2007......................    102,219          $2.33
          December 31, 2008......................     99,171          $2.34

     As of December 31, 2008, stock options outstanding and exercisable by price range were as follows:

                             OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                         Outstanding    Weighted-Average                         Exercisable
     Range of               as of           Remaining     Weighted-Average          as of         Weighted-Average
  Exercise Prices        12/31/2008     Contractual Life   Exercise Price         12/31/2008       Exercise Price
  ---------------        ----------     ----------------   --------------         ----------       --------------

    $0.00 - $2.55            69,906            1.9              $2.09               69,906              $2.09
    $2.56 - $5.00            29,265            3.3              $2.95               29,265              $2.95
    $5.01 - $20.00          127,845            9.5              $8.45                   --               --
                            -------            ---              -----               ------              -----
                            227,016            6.3              $5.78               99,171              $2.34
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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                       Stock            Stock
                                                      Options           Grants
                                                      -------           ------

       2009......................................         $246            $556
       2010......................................          246             396
       2011......................................          145             179
       2012......................................            0              71
       2013......................................            0              40
       Thereafter................................            0              79
                                                          ----          ------
       Unamortized stock compensation costs......         $637          $1,321
                                                          ====          ======

NOTE 20 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data 2008 (restated), 2007 (restated) and 2006 (restated) appear below (in thousands, except per share data):

                                                                                                     Diluted Net
                         Revenues, Net              Contribution               Net Income       Income Per Share (1)
                    ---------------------      ---------------------     ---------------------- --------------------
                    2008   2007     2006       2008     2007    2006     2008     2007     2006  2008   2007  2006
                    ----   ----     ----       ----     ----    ----     ----     ----     ----  ----   ----  ----


First quarter...  $45,784 $32,327  $30,533   $3,861   $3,066   $2,824    $720     $555     $520  $0.08  $0.07 $0.06
Second quarter .   49,920  33,907   31,775    4,729    3,651    3,297   1,015      728      490   0.12   0.09  0.06
Third quarter...   52,229  40,183   31,768    4,987    4,427    3,255   1,099      933      507   0.13   0.10  0.06
Fourth quarter..   50,220  45,405   32,244    4,709    3,979    3,166   1,081      828    1,553   0.12   0.10  0.19
                   ------  ------   ------    -----    -----    -----   -----      ---    -----   ----   ----  ----
Total year ..... $198,153$151,822 $126,320  $18,286  $15,123  $12,542  $3,915   $3,044   $3,070  $0.45  $0.36 $0.37
                 ================ ========  =======  =======  =======  ======   ======   ======  =====  ===== =====


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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                            INTEGRAMED AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 23 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND
            NON-CASH TRANSACTIONS:

     Equity transactions related to common stock, principally arising from stock grants, option exercises and related tax benefits disclosed on our Consolidated Statements of Cash Flows are comprised of the following (000's omitted):

                                                          For the
                                                     Twelve Months ended
                                                 -------------------------
                                                 2008       2007      2006
                                                 ----       ----      ----

     Common stock options and grants............   30         35        499
     Tax benefit related to stock transactions..  332         67         59
     Treasury Stock, net and other.............. (211)       (67)      (231)
                                                  ---         --        ---
                                                  151         35        327
                                                  ===         ==        ===

<
           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE



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

                                                                    SCHEDULE II


                            INTEGRAMED AMERICA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended December 31, 2008, 2007, 2006





                                                  Balance at
                                                   Beginning                                     End of
                                                   of Period      Additions     Deductions       Period
                                                   ---------      ---------     ----------       ------


Year Ended December 31, 2008
   Allowance for doubtful accounts receivable....     $3,386        $3,613         $4,351          $2,648
   Reserve for Attain IVF refunds................        326           427            356             397
   Reserve for attain IVF medical costs..........        272           355            296             331

Year Ended December 31, 2007
   Allowance for doubtful accounts receivable....        $13        $3,524 (1)       $151          $3,386
   Reserve for Attain IVF refunds................        257           355            286             326
   Reserve for Attain IVF medical costs..........        215           296            239             272

Year Ended December 31, 2006
   Allowance for doubtful accounts receivable....       $116          $(72) (2)       $31             $13
   Reserve fir Attain IVF refunds................        184           292            219             257
   Reserve for Attain IVF medical costs..........        154           245            184             215
   Deferred Tax Valuation Allowance..............        768            --            768              --




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


Dated:     December 14, 2009


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

              Signature                        Title           Date
              ---------                        -----           ----


/s/   JAY HIGHAM
-------------------------------
      Jay Higham                   President and Chief
                                   Executive Officer
                                   and Director
                                   (Principal Executive
                                    Officer)                 December 14, 2009



/s/   JOHN W. HLYWAK, JR
-------------------------------
      John W. Hlywak, Jr.          Executive Vice President
                                   and Chief Financial
                                   Officer
                                   (Principal Financial
                                   and Accounting Officer)   December 14, 2009


/s/   KUSH K. AGARWAL
-------------------------------

      Kush K. Agarwal              Director                  December 14, 2009


/s/   GERARDO CANET

      Gerardo Canet                Director                  December 14, 2009


/s/   WAYNE R. MOON
-------------------------------

      Wayne R. Moon                Director                  December 14, 2009


/s/   LAWRENCE J. STUESSER
-------------------------------

      Lawrence J. Stuesser         Director                  December 14, 2009


/s/   ELIZABETH E. TALLETT
-------------------------------

      Elizabeth E. Tallett         Director                  December 14, 2009


/s/   YVONNE S. THORNTON, M.D.
-------------------------------
      Yvonne S. Thornton, M.D.     Director                  December 14, 2009