Form 10-K/A
period 2008-12-31
INTEGRAMED AMERICA INC
filed 2010-02-03
CIK 885988

=================================================================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________
FORM 10-K/A
Amendment No. 3

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____  to  _____

Commission File No. 0-20260

INTEGRAMED AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1150326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Manhattanville Road, Purchase, New York	10577
(Address of principal executive offices)	(Zip Code)
(914) 253-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
Yes	No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer:	Accelerated Filer X
Non-Accelerated Filer: (Do not check if a smaller reporting company)	Small Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No X

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $61.9 million on June 30, 2008 based on the closing sales price of the Common Stock on such date.

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding was approximately 8,760,300 on March 17, 2009.

================================================================================================================================================================================

EXPLANATORY NOTE

IntegraMed America, Inc. (“we” or the “Company”) is filing this Amendment No. 3 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 (the “Original Filing”), as amended by Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 5, 2009, and Amendment No. 2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2009. The Amendment amends  “Item 8 Financial Statements and Supplementary Data”, as well as the Report of Independent Registered Public Accounting Firm.  In addition, new certifications are filed as exhibits to the Amendment.  The Amendment only sets forth the information that has been amended and does not restate the Annual Report on Form 10-K in its entirety.  The Amendment is filed to revise the date of the Report of the Independent Registered Public Accounting Firm to reflect a previous restatement, and to describe such restatement, as well as a previous restatement, as corrections of errors.  There have been no changes to any of the previously reported amounts.

The Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing.  Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including the Company’s definitive proxy statement filed on April 15, 2009.

2

ITEM 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on Page F-1.

3

FINANCIAL STATEMENTS

Item 8 and 15 (a)(1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of IntegraMed America, Inc.

We have audited the accompanying consolidated balance sheets of IntegraMed America, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  We also have audited IntegraMed America, Inc.‘s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  IntegraMed America, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying consolidated financial statements.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its assessment of internal controls over financial reporting the following material weakness as of December 31, 2008.  The Company’s systems did not properly recognize as revenue, with an equal reduction to the recorded liability (deferred revenue), a portion of nonrefundable fees on patients who voluntarily withdrew from the IVF Attain program.  This material weakness resulted in restatement of the Company’s previously issued financial statements for the years ended 2001 through 2008.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IntegraMed America, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management’s assessment that IntegraMed America, Inc. did not maintain effective internal control over financial reporting as of December 31, 2008 is fairly stated based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, as a result of the material weakness identified in the previous paragraph, IntegraMed America, Inc. has not maintained effective internal control over financial reporting as of December 2008 based on criteria established in Internal Control-Integrated Framework issued by COSO.

As discussed in Note 2 to the consolidated financial statements, the Company restated its consolidated financial statements as of December 31, 2008, 2007 and 2006.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes- an interpretation of Statement of Financial Accounting Standards No. 109.”

/s/Amper, Politziner & Mattia, LLP
Edison, New Jersey
March 30, 2009, except for the restatement discussed in Note 2 to the Consolidated Financial Statements, as to which the date is
October 28, 2009.

PART I — FINANCIAL INFORMATION
Item 1.                     Consolidated Financial Statements

INTEGRAMED AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(all dollars in thousands, except share amounts)

	December 31,	December 31,
	2008	2007
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$28,275	$23,740
Patient and other receivables, net	6,681	5,511
Deferred taxes	5,744	5,565
Other current assets	6,466	4,668
Total current assets	47,166	39,484

Fixed assets, net	16,618	16,912
Intangible assets, Business Service Rights, net	21,956	22,305
Goodwill	29,478	29,359
Trademarks	4,442	4,492
Other assets	1,781	1,619
Total assets	$121,441	$114,171

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,853	$1,895
Accrued liabilities	17,818	17,760
Current portion of long-term notes payable and other obligations	11,351	3,661
Due to Fertility Medical Practices	6,354	9,043
Attain IVF Refund Program deferred revenue and other Patient Deposits	11,237	10,560
Total current liabilities	49,613	42,919

Long-term notes payable and other obligations	18,868	21,799
Deferred and other tax liabilities	696	1,819
Total Liabilities	69,177	66,537

Commitments and Contingencies

Shareholders' equity:
Common Stock, $.01 par value – 15,000,000 shares authorized in 2008 and 2007, respectively, 8,668,376 and 8,572,258 shares issued and
outstanding in 2008 and 2007, respectively	87	86
Capital in excess of par	54,943	53,890
Other comprehensive loss	(375)	(82)
Treasury stock, at cost – 22,682 and 14,175 shares in 2008 and 2007, respectively	(211)	(165)
Accumulated deficit	(2,180)	(6,095)
Total shareholders' equity	52,264	47,634
Total liabilities and shareholders' equity	$121,441	$114,171

See accompanying notes to the consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share amounts)

	For the Year ended
	2008	2007	2006
	(restated)	(restated)	(restated)
Revenues, net
Fertility Centers	$138,440	$121,078	$112,767
Consumer Services	19,763	16,460	13,553
Vein Clinics	39,950	14,284	
Total revenues	198,153	151,822	126,320

Costs of services and sales:
Fertility Centers	128,224	111,059	104,357
Consumer Services	14,344	12,336	9,421
Vein Clinics	37,299	13,304	
Total costs of services and sales	179,867	136,699	113,778

Contribution
Fertility Centers	10,216	10,019	8,410
Consumer Services	5,419	4,124	4,132
Vein Clinics	2,651	980	
Total contribution	18,286	15,123	12,542

General and administrative expenses	10,654	10,537	9,380
Interest income	(383)	(1,256)	(1,073)
Interest expense	1,563	1,136	695
Total other expenses	11,834	10,417	9,002

Income before income taxes	6,452	4,706	3,540
Income tax provision	2,537	1,662	1,291
Income tax benefit			(821)
Net income	$3,915	$3,044	$3,070

Basic and diluted net earnings per share:
Basic earnings per share	$0.45	$0.37	$0.38
Diluted earnings per share	$0.45	$0.36	$0.37

Weighted average shares - basic	8,618	8,310	8,090
Weighted average shares - diluted	8,691	8,410	8,194

See accompanying notes to the consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(all amounts in thousands)
(Restated)

	Common Stock		Capital in	Accumulated Comprehensive	Treasury Stock		Accumulated	Total
	Shares	Amount	Excess of Par	Income (Loss)	Shares	Amount	Deficit	Equity

BALANCE AT DECEMBER 31, 2005	8,008	$80	$49,364		133	$(937)	$(12,209)	$36,298
Stock grants issued, net	85	1	58					59
Stock grant compensation expense
amortization			405					405
Exercise of common stock options and related tax benefits	187	1	498					499
Amortization of common stock option compensation expense			87					87
Unrealized loss on hedging transaction				(9)				(9)
Retirement of Treasury stock, net of shares issued upon exercise of options or issuance of stock grants	(153)	(1)	(1,167)		(133)	937		(231)
Net income for the year ended 12/31/06							3,070	3,070

BALANCE AT DECEMBER 31, 2006	8,127	81	49,245	(9)			(9,139)	40,178
Stock grants issued, net	78				19	(228)		(228)
Stock grant compensation expense amortization			558					558
Exercise of common stock options and related tax benefits	35	1	154					155
Treasury stock transactions, net	(5)		(63)		(5)	63		
Issuance of common stock upon acquisition of Vein Clinics of America, Inc.	337	4	3,996					4,000
Unrealized loss on hedging transaction				(73)				(73)
Net income for the year ended 12/31/07							3,044	3,044

BALANCE AT DECEMBER 31, 2007	8,572	86	53,890	(82)	14	(165)	(6,095)	47,634
Stock grants issued, net	99	1	(1)					
Stock grant compensation expense amortization			858					858
Exercise of common stock options and related tax benefits	11	1	360		2	(23)		338
Treasury stock transactions, net	(14)	(1)	(164)		7	(23)		(188)
Unrealized loss on hedging transaction				(293)				(293)
Net income for the year ended 12/31/08							3,915	3,915

BALANCE AT DECEMBER 31, 2008	8,668	$87	$54,943	$(375)	23	$(211)	$(2,180)	$52,264

See accompanying notes to the consolidated financial statements

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all amounts in thousands)

	For the Twelve-month period Ended December 31,
	2008	2007	2006
	(restated)	(restated)	(restated)
Cash flows from operating activities:
Net income	$3,915	$3,044	$3,070
Adjustments to reconcile net income to net cash provided
operating activities:
Depreciation and amortization	7,288	6,450	5,705
Deferred income tax provision	(1,068)	469	(799)
Deferred or stock-based compensation	858	558	492

Changes in assets and liabilities —
Decrease (increase) in assets, net of assets acquired from VCA
Patient and other accounts receivables	(1,170)	(378)	45
Prepaids and other current assets	(643)	(1,040)	(403)
Other assets	(162)	(122)	(99)

(Decrease) increase in liabilities, net of liabilities acquired from VCA
Accounts payable	958	(271)	590
Accrued liabilities	(1,097)	285	4,106
Due to medical practices	(2,689)	4,744	(650)
Attain IVF deferred revenue and other patient deposits	677	2,217	1,906
Net cash provided by operating activities	6,867	15,956	13,963

Cash flows from investing activities:
Purchase of business service rights	(950)	(2,653)	
Cash paid to purchase VCA, net of cash acquired	(119)	(25,409)	
Purchase of other intangibles	50	(40)	(12)
Purchase of fixed assets and leasehold improvements, net	(5,695)	(6,222)	(3,233)
Net cash used in investing activities	(6,714)	(34,324)	(3,245)

Cash flows from financing activities:
Proceeds from issuance of debt	7,880	25,000	
Debt repayments	(3,648)	(15,163)	(1,382)
Common Stock transactions, net	150	87	327
Net cash provided by (used in) financing activities	4,382	9,924	(1,055)

Net increase (decrease) in cash and cash equivalents	4,535	(8,444)	9,663
Cash and cash equivalents at beginning of period	23,740	32,184	22,521
Cash and cash equivalents at end of period	28,275	23,740	32,184

Supplemental Information:
Interest paid	1,632	1,024	695
Income taxes paid	1,526	1,130	327

See accompanying notes to the consolidated financial statements.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY:

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

In late 2008, our Consumer Services division re-launched its successful Shared Risk Refund program under the name “Attain IVF”. This re-branding was done to reflect advantages offered by the program beyond its basic risk sharing features and to position the program in a leadership role among smaller, similar programs offered by other providers. We have also corrected an error in our revenue recognition model for this program as described in Note 2 and Note 3.  All amounts presented for 2007 and 2006 have been restated to reflect the correction of the error in revenue recognition.

Our vein clinic division, which began operations in August, 2007, is currently comprised of 33 (32 as of December 31, 2008) vein clinics in major markets, which primarily provide advanced treatment for vein diseases. We offer a comprehensive array of defined business services to these clinics which are designed to support their operations and growth.

NOTE 2 — RESTATEMENT OF REVENUE RECOGNITION FOR ATTAIN IVF REFUND PROGRAM:

Restatement No. 2 – The Correction of an Error

On October 28, 2009, management concluded and subsequently reported to the audit committee of our board of directors that our audited consolidated financial statements as of and for the years ended December 31, 2006, 2007, and 2008 should no longer be relied upon and will be restated due to an understatement in revenue recognized in connection with its Attain IVF Refund Program.

We had previously restated (see Restatement No. 1- Correction of an Error in Revenue Recognition Policy for the Attain IVF Program below) certain financial statements after determining that they could not be relied upon.   Specifically, we restated our prior financial statements with respect to the correction of an error in the timing of revenue and profit recognition of $3,477,000 of the revenue related to our Attain IVF Refund Program within our Consumer Services Division for the years 2001 through 2008.  That restatement did not impact the cash flows from operations of this program or the ultimate profits to be recognized, only the timing of the revenue and profit recognition.

Subsequent to Restatement No. 1, we developed, programmed and tested a new patient management and revenue recognition system for our Attain IVF Refund Program.  The new system recently reached sufficient operating proficiency to allow input of the patient information related to our Attain IVF Refund Program.  As a result, we identified that the deferred revenue amount of $3,477,000, related to the years 2001 through 2008, that had been previously restated should have been only $822,000.  We determined that while the previous system properly accounted for the recognition of the proportional fair value revenue related to the non-refundable portion of the patient fee (which was the subject of a comment and review process by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (SEC)), it assumed all patients would either achieve pregnancy or utilize all services available to them under the program.  It is a fact that most of the patients that seek a refund, do so prior to utilizing all services available under the program.  As a result, our revenue recognition model failed to recognize as revenue the remaining deferred revenue portion of the non-refundable fee on that class of patients.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in our Consolidated Balance Sheet  and Consolidated Statement of Operations as of and for the twelve months ended December 31, 2008, 2007 and 2006 related to Restatement No. 2 is presented below (000’s, except per share amounts):

	Twelve Months Ending
	December 31,
	2008	2007	2006

Revenue recognized from prior period	$750	$1,406	$1,908
Revenue deferred to future period	0	(750)	(1,406)
Net change in period revenue	$750	$656	$502

Revenue as reported	$197,403	$151,166	$125,818
Net change in reported revenue	750	656	502
Revenue as restated	$198,153	$151,822	$126,320

Income before income taxes as reported	$5,715	$4,062	$3,047
Net change in reported revenue	750	656	502
Net change in reserve for medical costs	(13)	(12)	(9)
Income before income taxes as restated	$6,452	$4,706	$3,540

Income tax provision as reported	$2,227	$1,392	$263
Net change in income taxes from above adjustments	310	270	207
Income tax provision as restated	$2,537	$1,662	$470

Net Income as reported	$3,488	$2,670	$2,784
Summary of above adjustments	427	374	286
Net income as restated	$3,915	$3,044	$3,070

Diluted earnings per share as reported	$0.40	$0.32	$0.34
Change in earnings per share from above adjustments	$0.05	$0.04	$0.03
Diluted earnings per share as restated	$0.45	$0.36	$0.37

Current liabilities as reported	$51,126	$44,005	$27,856
Cumulative effect of restatement on current liabilities	(1,513)	(1,086)	(712)
Current liabilities as restated	$49,613	$42,919	$27,144

Shareholders Equity as reported	$50,753	$46,549	$39,466
Cumulative effect of restatement on Shareholders Equity	1,511	1,085	712
Shareholders Equity as restated	$52,264	$47,634	$40,178

There was no change to cash flow as a result of this restatement.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restatement No. 1 – Correction of an Error in Revenue Recognition Policy for the Attain IVF Program.

The accompanying 2007 and 2006 consolidated financial statements have been restated to reflect the correction of an error in the revenue recognition policy for our attain IVF program.  The 2008 data is restated as to the interim period and the full year of 2008 is shown as a comparison of the previous and new revenue recognition methods.  Our previous revenue recognition policy had generally recognized the non-refundable patient fees (generally 30% of the contract amount) as revenue upon the completion of the first treatment cycle and we now recognize the non-refundable fees based on the relationship of the relative fair value of each treatment to the total fair value of the treatment package available to each patient.  We also recognize a “warranty reserve” representing the estimated cost of services to be provided in the event a qualified patient miscarries.  This restatement does not impact the cash flows from the operations of this program or the ultimate profits to be recognized, only the timing of the revenue recognition for a portion of the fees that we collect from our customers.

The impact of the correction of the error  in the timing of revenue recognition for Restatement No. 1 only, is as follows:

	2008	2007	2006

Revenue as reported	$198,084	$151,998	$126,438
Net Change in reported revenue	(681)	(832)	(620)
Revenue as restated	$197,403	$151,166	$125,818

Income before income taxes as reported	$6,454	$4,952	$3,731
Net change in reported revenue	(681)	(832)	(620)
Net change in reserve for medical costs	(58)	(58)	(64)
Income before income taxes as restated	$5,715	$4,062	$3,047

Income tax provision as reported	$2,514	$1,695	$507
Net change in income taxes from above adjustments	(288)	(304)	(244)
Income tax provision as restated	$2,226	$1,391	$263

Net income as reported	$3,940	$3,257	$3,224
Summary of above adjustments	(451)	(586)	(440)
Net income as restated	$3,489	$2,671	$2,784

Diluted earnings per share as reported	$0.45	$0.39	$0.39
Change in earnings per share from above adjustments	(0.05)	(0.07)	(0.05)
Diluted earnings per share as restated	$0.40	$0.32	$0.34

Current liabilities as reported	$47,329	$40,946	$25,687
Cumulative effect of restatement on liabilities	3,797	3,059	2,169
Current liabilities as restated	$51,126	$44,005	$27,856

Shareholders’ Equity as reported	$53,158	$48,503	$40,834
Cumulative effect of restatement on Shareholders’ Equity	(2,405)	(1,954)	(1,368)
Shareholders’ Equity as restated	$50,753	$46,549	$39,466

The Cumulative Impact of Both Restatements

The cumulative effect of the corrections of errors is to decrease net income in 2008, 2007, and 2006 by ($25,000), ($213,000) and ($154,000) respectively.  The change in our financial statements for the years ended December 31, 2008, 2007 and 2006 for the effects of both restatements is illustrated below (000’s).

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Twelve Months Ending December 31,
	2008	2007	2006

Revenue initially recognized from prior period, first restatement	$2,796	$1,964	$1,344
Revenue deferred to future period, first restatement	(3,477)	(2,796)	(1,964)
Revenue initially recognized from prior period, second restatement	750	1,406	1,908
Revenue deferred to future period, second restatement	—	(750)	(1,406)
Net change in period revenue	$69	$(176)	$(118)

Revenue as initially reported	$198,084	$151,998	$126,438
Net change in reported revenue, first restatement	(681)	(832)	(602)
Net change in reported revenue, second restatement	750	656	502
Revenue as restated	$198,153	$151,822	$126,320

Income before income taxes as initially reported	$6,454	$4,952	$3,731
Net change in reported revenue, first restatement	(681)	(832)	(620)
Net change in reserve for medical costs, first restatement	(58)	(58)	(64)
Net change in reported revenue, second restatement	750	656	502
Net change in reserve for medical costs, second restatement	(13)	(12)	(9)
Income before income taxes as restated	$6,452	$4,706	$3,540

Income tax provision as initially reported	$2,514	$1,695	$507
Net change in income taxes from above adjustments, first restatement	(287)	(304)	(244)
Net change in income taxes from above adjustments, second restatement	310	271	207
Income tax provision as restated	$2,537	$1,662	$407

Net income as initially reported	$3,940	$3,257	$3,224
Summary of above adjustments, first restatement	(452)	(586)	(440)
Summary of above adjustments, second restatement	427	373	286
Net income as restated	$3,915	$3,044	$3,070

Diluted earnings per share as initially reported	$0.45	$0.39	$0.39
Change in Earnings per share from above adjustments, first restatement	(0.05)	(0.07)	(0.05)
Change in earnings per share from above adjustments, second restatement	0.05	0.04	0.03
Diluted earnings per share as restated	$0.45	$0.36	$0.37

Current liabilities as initially reported	$47,329	$40,946	$25,687
Cumulative effect of restatement on current liabilities, first restatement	3,797	3,059	2,169
Cumulative effect of restatement on current liabilities, second restatement	(1,513)	(1,086)	(712)
Current liabilities as restated	$49,613	$42,919	$27,144

Shareholders Equity as initially reported	$53,158	$48,503	$40,834
Cumulative effect of restatement on Shareholders Equity, first restatement	(2,405)	(1,954)	(1,368)
Cumulative effect of restatement on Shareholders Equity, second restatement	1,511	1,085	712
Shareholders Equity as restated	$52,264	$47,634	$40,178

Our new revenue recognition policy, as more fully explained in Note 3 – “Summary of Significant Accounting Policies” changes the timing of revenue recognition for non-refundable fees, and it aligns it more closely to the underlying treatment cycles delivered to the patients.

The financial statements, schedules and related footnotes reflect included herein reflect these restatements.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of consolidation —

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

Reclassifications—

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

Stock split effected in the form of a stock dividend —

In May 2007 and June 2006, we effected a 25% stock split in the form of a stock dividend. Where applicable,we have restated our capital accounts, shares outstanding, weighted average shares and earnings per share calculations for all years in these financial statements and related footnotes to reflect these transactions.

Revenue Recognition —

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

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consumer Services - Affiliate Service Fee

Under our Affiliate agreements, we receive as compensation for our services a fixed fee dependent upon the level of service provided. All revenues and costs from Affiliate contracts are recorded in the period services are rendered.

Consumer Services – Attain IVF Program

The Attain IVF program consists of a fertility treatment package that includes a fixed number of treatment cycles for one fixed price with a significant refund if treatment is unsuccessful. We receive payment directly from consumers who qualify for the program and the patient contracts with us to provide the medical treatment.  We discharge the obligation of patient treatment by arranging with affiliated fertility clinics for the provision of patient care.  We pay contracted fertility centers a defined reimbursement for each treatment cycle performed. Since the Company is the primary obligor in the arrangement, has latitude in establishing the price, performs a portion of the contracted service, has discretion in supplier selection, the amount earned by the Company per transaction is not fixed and the patient looks to the Company as the contracting party, these arrangements qualify for gross accounting under EITF 99-19.  We have revised our revenue recognition policy as a result of a correction of an error and have restated all periods presented to reflect the revised revenue recognition policy described below.

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

Accordingly, at each balance sheet date, we have established a liability for patients in the Attain IVF program for the following:

1.	Deposits for customers who have not yet begun treatment and for whom no revenue has been recognized (we expect such amounts to be recognized as income or refunded within twelve to eighteen months)

2.	Refund reserve for those patients who became pregnant, but may not deliver a baby (See Note 11)

3.	Medical costs associated with additional treatments to a patient who became pregnant, did not deliver a baby and still has additional treatments available under their treatment package. (See Note 11)

The table below presents the balances of each of these liabilities as of the respective dates (000’s):

	December 31,
	2008	2007

Deposits or refundable fees	$9,981	$9,349
Refund reserve for pregnant patients	397	326
Medical cost reserve	331	272

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the characteristics of the program, we assume the risk for a patient’s treatment cost in excess of their enrollment fee should initial treatment cycles be unsuccessful.  In order to moderate and manage this risk, we have developed a sophisticated statistical model and case management program in which Attain IVF patients are medically pre-approved prior to enrollment in the program. We also continuously review their clinical criteria as they undergo treatment.  If, while undergoing treatment, a patient’s clinical response falls outside our criteria for participation in the Attain IVF program, we have the right to remove that individual from the program, with an applicable refund to the patient. To date, our case management process has been effective in managing the risks associated with our Attain IVF program within expected limits.  A patient may withdraw from the program at anytime and will be issued a refund.

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

Vein Clinics – Patient Revenues and Accounts Receivable and Allowance for Uncollectible Accounts

Our relationship with the individual medical practices comprising our vein care division meets the test for consolidation under FIN 46R “Consolidation of Variable Interest Entities”. Among these tests is the fact that we hold a controlling financial interest in the medical practices, we are the primary beneficiary of the results of the practices and we are obligated to absorb any losses of the practices. As a result of these relationships, we consolidate the medical practice’s patient revenues in our financial statements. These revenues are derived from the treatment of individual patients and revenue is recognized when the services are performed, net of estimated contractual allowances.

The medical practices have agreements with third-party payers that provide for payments at amounts different from established rates.  Payment arrangements include prospectively determined rates for reimbursed cost and discounted charges.  Revenue is reported at the estimated net realizable amounts from patients and third-party payers.

A summary of the payment arrangements with major third-party payers follows:

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

●	Medicare:	All outpatient services related to Medicare beneficiaries are paid based on a fixed physician fee schedule per service which is updated annually.

●	Other:
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

Vein Clinics – Deferred Compensation Arrangements

The Professional Corporations providing medical services at the clinics have entered into employment agreements with physicians at clinic sites providing for multi-year bonus compensation to be accumulated over a physician’s first five years of employment.  Accumulated balances are paid out during the years following this period, or after specific performance targets have been met.  These obligations are funded in physician designated investment accounts on a quarterly basis.  At December 31, 2008, these balances totaled approximately $938,000.

Intangible and Long-Lived Assets –

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

We test all of our intangible and long-lived assets for impairment on a regular basis in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. If we record an impairment loss, it may have a material adverse effect on our results of operations for the year in which the impairment is recorded. As of December 31, 2008, none of our long lived assets were deemed to be impaired.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates –

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

Due to Medical Practices —

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

Cash and cash equivalents —

Cash and cash equivalents primarily include all highly liquid debt instruments with original maturities of three months or less, recorded at cost, which approximates market.

Concentrations of credit risk —

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

Income taxes —

We account for income taxes utilizing the asset and liability approach in accordance with Financial Accounting Standards No. 109, “Accounting For Income Taxes” (FAS 109). Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The income tax provision is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in our deferred tax assets and liabilities.  (See Note 16).

Earnings per share —

We determine earnings per share in accordance with Financial Accounting Standards No. 128)  “Earnings Per Share” (FAS 128)  Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares, and potential common shares, outstanding during the reporting period.  (See Note 17)

Fair value of financial instruments —

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

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2008 and 2007, the carrying amount of our long-term liabilities approximates the fair value of such instruments based upon our best estimate of interest rates that would be available to us for similar debt obligations with similar maturities.

New accounting pronouncements —

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

FAS 161: In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years after November 15, 2008. We currently believe that SFAS No. 161 will have no material impact on our consolidated financial statements.

FAS 160: In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years after December 15, 2008. We currently believe that SFAS No. 160 will have no material impact on our consolidated financial statements.

FAS 141R: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”).  The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141R establishes principles and requirements for how the acquirer:

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FAS 157: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for us on January 1, 2008.

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties.  A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.  The FASB establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date and expands disclosures about financial instruments measured at fair value. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  The types of assets and liabilities carried at this level are equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level 2: Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data of the instrument’s anticipated life.  Fair value assets and liabilities that are generally included in this category are municipal bonds and certain derivatives.

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

NOTE 4 — SIGNIFICANT SERVICE CONTRACTS:

For the years ended December 31, 2008, 2007, and 2006, the following contracted fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Percent of Company Revenues, net			Percent of Contribution
	2008	2007	2006	2008	2007	2006

R.S.C. of New England	7.2	8.9	10.7	8.7	10.5	11.7
Fertility Centers of Illinois	16.3	19.2	22.3	15.2	17.6	19.2
Shady Grove Fertility Center	18.0	21.3	22.9	17.2	21.4	20.5

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

The third tier of our fee structure with these significant contracts contains provisions as follows:

•	R.S.C. of New England – a fixed annual percentage of the center’s earnings.

•
Fertility Centers of Illinois – a fixed percentage of the center’s earnings subject to a fixed dollar amount as an upper boundary ($1,865,000) and a fixed dollar amount as a lower boundary ($932,000) subject to a fixed percentage of the center’s earnings limitation.

•
Shady Grove Fertility Center – a fixed dollar amount of the center’s earnings subject to a fixed percentage of the center’s earnings limitation ($1,071,000 is the upper boundary and $540,000 is the lower boundary of this calculation).

NOTE 5 — SEGMENT INFORMATION:

We follow the requirements contained in Statement of Financial Accounting Standards (SFAS) No.131, “Disclosures about Segments of an Enterprise and Related Information”, with respect to identifying and reporting business segments. This statement requires that segment reporting reflect our organizational structure, major revenue sources, lines of responsibility and senior management’s perspective of an organization.  With the acquisition of Vein Clinics of America (VCA) during the third quarter of 2007, we reorganized our service offerings into three major product lines:  Fertility Centers, Consumer Services and Vein Clinics.  Each of the operating segments includes an element of overhead specifically associated with it. Such overhead costs were previously reported as General and Administrative costs, and have been reclassified in all periods presented to better reflect the operating results of our business segments.

Performance by segment, for the three years ended December 31 2008, 2007 (restated) and 2006 (restated) are presented below (000’s omitted):

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fertility Centers	Consumer Services	Vein Clinics(1)	Corp G&A	Consolidated

For the Year ended December 31, 2008
Revenues	$138,440	$19,763	$39,950	$—	$198,153
Cost of Services	128,224	14,344	37,299	—	179,867
Contribution	10,216	5,419	2,651	—	18,286
Operating Margin	7.4%	27.4%	6.6%	—	9.2%

General and administrative	—	—	—	10,654	10,654
Interest (income) expense, net	(181)	0	8	1,353	1,180
Income (loss) before income taxes	$10,397	$5,419	$2,643	$(12,007)	$6,452
Depreciation expense included above	$4,327	$3	$761	$898	$5,989
Capital expenditures, net	$4,053	$—	$1,057	$585	$5,695
Total assets	$36,885	$331	$46,750	$37,475	$121,441

For the Year ended December 31, 2007
Revenues	$121,078	$16,460	$14,284	$—	$151,822
Cost of Services	111,059	12,336	13,304	—	136,699
Contribution	10,019	4,124	980	—	15,123
Operating Margin	8.3%	25.1%	6.9%	—	10.0%

General and administrative	—	—	—	10,537	10,537
Interest (income) expense, net	(203)	—	2	81	(120)
Income (loss) before income taxes	$10,222	$4,124	$978	$(10,618)	$4,706
Depreciation expense included above	$4,003	$3	$255	$846	$5,107
Capital expenditures, net	$4,654	$—	$906	$662	$6,222
Total assets	$42,586	$888	$44,786	$25,911	$114,171

For the Year ended December 31, 2006
Revenues	$112,767	$13,553	$—	$—	$126,320
Cost of Services	104,357	9,421	—	—	113,778
Contribution	8,410	4,132	—	—	12,542
Operating Margin	7.5%	30.5%	—	—	9.9%

General and administrative	—	—	—	9,380	9,380
Interest (income) expense, net	(279)	—	—	(99)	(378)
Income (loss) before income taxes	$8,689	$4,132	$—	$(9,281)	$3,540
Depreciation expense included above	$3,594	$2	$—	$614	$4,210
Capital expenditures, net	$2,158	$—	$—	$1,075	$3,233
Total assets	$41,458	$995	$—	$33,870	$76,323

(1)      Acquired August 8, 2007.

NOTE 6 – CASH AND CASH EQUIVALENTS:

Cash and short term investments consist of cash and short term marketable securities. To the extent that cash balances exceed short term operating needs, excess cash is invested in short term interest bearing instruments. It is our policy to restrict our investments to high-quality securities with fixed maturity dates and principle amounts. The composition of our cash and short term investments is as follows (000’s omitted):

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2008	2007

Cash	$26,807	$22,156
Money market funds	58	118
Certificates of deposit	1,400	1,400
Accrued interest income	10	66
Total cash and cash equivalents	$28,275	$23,740

NOTE 7 – PATIENT AND OTHER RECEIVABLES, NET:

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

The composition of our patient and other receivables is as follows (000’s omitted):

	December 31,
	2008	2007

Vein Clinic patient and insurance receivables	$12,865	$11,966
Reserve for insurance contractual allowance	(3,866)	(3,339)
Reserve for uncollectible accounts	(2,648)	(3,386)
Subtotal Vein Clinic receivables, net	6,351	5,241
Other receivables	330	270
Total Patient and other receivables, net	$6,681	$5,511

NOTE 8 — FIXED ASSETS, NET:

Fixed assets, net at December 31, 2008 and 2007 consisted of the following (000’s omitted):

	2008	2007

Furniture, office and computer equipment	$18,311	$17,158
Medical equipment	7,396	6,259
Leasehold improvements	21,059	19,091
Construction in progress	63	148
Assets under capital leases	427	427
Total	47,256	43,083
Less — Accumulated depreciation and amortization	(30,638)	(26,171)
	$16,618	$16,912

Our fixed assets are depreciated on a straight line basis. We generally assign useful lives of five years to assets classified as furniture, fixtures, office and medical equipment. Assets classified as computer hardware and software are generally assigned a three year useful life and leasehold improvements are depreciated over the lesser of their useful life, or the term of the lease.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense on fixed assets for the years ended December 31, 2008 and 2007 was $5,989,000, and $5,107,000, respectively.  Assets under capital lease are comprised of various medical equipment.  Accumulated amortization related specifically to capital leases at December 31, 2008 and 2007 was $126,000 and $59,000, respectively.

NOTE 9 — BUSINESS SERVICE RIGHTS, NET:

Business Service Rights, net at December 31, 2008 and 2007 consisted of the following (000’s omitted):

	2008	2007

Business Service rights, net	$34,205	$33,255
Less accumulated amortization	(12,249)	(10,950)
Total	$21,956	$22,305

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

Amortization expense of our Business Service Rights in future years are as follows (000’s omitted):

2009	$1,300
2010	1,300
2011	1,300
2012	1,300
2013	1,300
Thereafter	9,356
Total payments	$15,856

We test our Business Service Rights for impairment on a regular basis in accordance with FAS 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”. To date, no impairment charges have been recognized.

NOTE 10 – GOODWILL:

On August 8, 2007, IntegraMed acquired 100 percent of the outstanding common shares of Vein Clinics of America, Inc. (VCA). With this acquisition IntegraMed became the country’s leading provider of services to the vein disease segment in the health care market. At the date of acquisition, Vein Clinics operated 27 clinics in 11 states.  This acquisition also provided the opportunity for operational efficiencies in the form of cost reductions through economies of scale and resource sharing for both organizations.  Purchase accounting principles in accordance with FAS 141- “Business Combinations” were applied and accordingly, only the results of VCA operations subsequent to its acquisition are included in the accompanying financial statements.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The goodwill of $29.5 million arising from this acquisition consists largely of the market potential expected from the operations and enhanced resources of VCA. All of this goodwill was assigned to VCA’s vein care operations, with none of the goodwill expected to be deductible for income tax purposes.

The following pro forma data reflects the consolidated revenue and earnings of IntegraMed America, Inc, and Subsidiaries had the VCA acquisition date been January 1, 2006 (000’s omitted):

	Revenue	Net Income	Basic Earnings Per share

Supplemental pro forma for 01/01/2007 to 12/31/2007	$171,925	$3,464	$0.41
Supplemental pro forma for 01/01/2006 to 12/31/2006	$154,801	$3,556	$0.43

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

NOTE 11 — TRADEMARKS:

Trademarks and other intangibles, net at December 31, 2008 and 2007 consisted of the following trademark items (000’s omitted)

	2008	2007

IntegraMed America, Inc.	$42	$92
Vein Clinics of America, Inc.	4,400	4,400
Total	$4,442	$4,492

We do not amortize our trademarks as they have an indefinite useful life. We do test our trademarks for impairment on a regular basis in accordance with FAS 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”. To date, no impairment charges have been recognized.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — ACCRUED LIABILITIES:

Accrued liabilities at December 31, 2008 and 2007 (restated) consisted of the following (000’s omitted):

	2008	2007

Accrued payroll	$1,665	$4,286
Accrued employee incentives and benefits	3,072	3,062
Accrued vacation	151	300
Accrued physician incentives (VCA)	2,754	2,542
New physician recruitment	113	103
Accrued costs on behalf of medical practices	1,894	1,884
Accrued rent	1,166	892
Accrued professional fees	250	390
Accrued insurance	1,246	196
Reserves for estimated Attain IVF patient refunds	397	326
Reserve for Attain IVF post-pregnancy expenses	331	272
Accrued federal and state taxes	2,899	1,006
Other accrued taxes	300	350
Other (1)	1,580	2,151
Total accrued liabilities	$17,818	$17,760

(1) Individually represents less than 5% of total accrued liabilities.

NOTE 13 – DUE TO FERTILITY MEDICAL PRACTICES:

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

While we are responsible for the management and collection of the Partner’s accounts receivable, as part of the business services we provide, the credit and collection risk for these receivables remains with the medical practice. We finance the receivables with full recourse. Amounts financed relating to uncollectible accounts are recovered from the medical practice in the month uncollectible reserves are established or accounts are written-off.

As of December 31, 2008 and December 31, 2007, Due to Medical Practices was comprised of the following balances (000’s omitted):

	2008	2007

Advances to Partners for receivable financing	$(17,121)	$(15,585)
Undistributed Physician Earnings	3,205	6,338
Physician practice patient Deposits	20,270	18,290
Due to Medical Practices, net	$6,354	$9,043

Our responsibilities to the these medical practices are to provide financing for their accounts receivable and to hold patient deposits on their behalf as well as undistributed physician earnings.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are also responsible for the collection of the Partner accounts receivables, which we finance with full recourse. We have no other funding commitments to the Partner.

NOTE 14 — NOTES PAYABLE AND OTHER OBLIGATIONS:

Notes payable and other obligations at December 31, 2008 and 2007 consisted of the following (000’s omitted):

	2008	2007

Note payable to bank	$29,309	$25,000
Derivative Fair valuation adjustment	609	82
Obligations under capital lease	301	378

Total notes payable and other obligations	$30,219	$25,460
Less — Current portion	(11,351)	(3,661)

Long-term notes payable and other obligations	$18,868	$21,799

Note payable to Bank —

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

In order to mitigate the interest rate risk associated with our new term loan, we entered into an interest rate swap agreement with Bank of America in August 2007 for 50% of the loan amount, or $12.5 million. The effect of this swap transaction was to effectively fix the interest rate on 50% of our term loan at 5.39% plus the applicable margin for the life of the swap. See Note 13.

Our Bank of America credit facility is collateralized by substantially all of our assets. As of December 31, 2008, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturities —

At December 31, 2008, aggregate note payments, including capital lease obligation payments, in future years were as follows (000’s omitted):

2009	$11,351
2010	3,861
2011	3,868
2012	11,139
Total payments	$30,219

Leases —

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

At December 31, 2008, the minimum lease payments for assets under capital and non-cancelable operating leases in future years were as follows (000’s omitted):

	Capital	Operating

2009	$102	$9,416
2010	102	8,825
2011	102	8,520
2012	33	7,701
2013	—	6,927
Thereafter	—	18,964
Total minimum lease payments	$339	$60,353
Less — Amount representing interest	38
Present value of minimum lease payments	$301

NOTE 15 – OTHER COMPREHENSIVE LOSS:

IntegraMed is exposed to the risk that its earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments.

During the third quarter of 2007, we entered into a revised financing agreement with Bank of America. This agreement contained an interest rate swap provision designed to hedge risks associated with $12.5 million of our then $25.0 million term loan through the maturity of the swap agreement in August 2010.  As a result of this agreement, our net income for the three and twelve months ended December 31, 2008 includes additional financing costs of approximately $72,000 and $260,000 respectively, and we expect to record additional financing costs of approximately $350,000 related to the swap agreement over the coming twelve months given current interest rate forecasts (these financing costs are expected to be offset by lower interest expense on the portion of the term loan that was not hedged over this same time frame).

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We deem this hedge to be highly effective as it shares the same amortization schedule (at 50% of the notional amount) as the underlying debt subject to the hedge and any change in fair value inversely mimics the appropriate portion of the hedged item. As of December 31, 2008, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):

	For the twelve-month period ending December 31,
	2008	2007	2006

Net income as reported	$3,915	$3,044	$3,070
Net non-recognized loss on derivative transactions	(293)	(73)	(9)
Total comprehensive income	$3,622	$2,971	$3,061

NOTE 16 — INCOME TAXES:

The provision for income taxes consisted of the following (000's omitted):

	For the years ended December 31,
	2008	2007	2006

Current taxes:
Federal	$2,699	$1,049	$811
State	644	391	575
Total current tax expense (benefit)	$3,343	$1,440	$1,386

Deferred taxes:
Federal	$(645)	$178	$(734)
State	(161)	44	(182)
Total deferred tax expense (benefit)	$(806)	$222	$(916)

Total tax provision.	$2,537	$1,662	$470

The financial statement income tax provision differed from income taxes determined by applying the statutory federal income tax rate to the financial statement income before income taxes for the years ended December 31, 2008, 2007 and 2006 primarily as a result of the following (000's omitted):

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,
	2008	2007	2006

Provision at U.S. federal statutory rate	$2,192	$1,599	$1,202
State income taxes, net of federal tax effect	306	135	143
Non-deductible expenses	27	62	57
Tax-exempt interest income	(14)	(199)	(129)
Adjustment to deferred tax assets .			(33)
Other		39	(2)
Change in FIN 48 liability	26	27	
Change in deferred tax asset valuation allowance			(768)
Income tax expense	$2,537	$1,663	$470

Significant components of the deferred tax assets (liabilities) at December 31, 2008 and 2007 were as follows (000's omitted):

	December 31,
	2008	2007

Deferred tax assets
Net operating loss carry forwards	$ 	$109
Temporary book to tax differences	6,055	5,513
Total deferred tax assets	6,055	5,622

Deferred tax liabilities
Depreciation and amortization	(737)	(1,613)
Other	(18)	(58)
Total deferred tax liabilities	(755)	(1,671)

Deferred tax asset	5,300	3,951
Valuation allowance		

Net total deferred tax asset	$5,300	$3,951

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

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2008 and 2007 follows:

	Unrecognized Tax Benefits (000s)
	2008	2007

Balance as of January 1,	$149	$188
Additions for current year tax positions	46	39
Additions for prior year tax positions		
Reductions for prior year tax positions	(31)	(3)
Settlements		(66)
Reductions related to expirations of statute of limitations		(11)
Additional interest	11	2
Balance as of December 31,	$175	$149

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

NOTE 17 - EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2008, 2007 (restated) and 2006 (restated) is a follows (000's omitted, except for per share amounts):

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,
	2008	2007	2006

Numerator
Net Income	$3,915	$3,044	$3,070
Denominator
Weighted average shares outstanding	8,618	8,310	8,090
Effect of dilutive options and warrants	73	100	104
Weighted average shares and dilutive potential Common shares	8,691	8,410	8,194
Basic earnings per common share	$0.45	$0.37	$0.38
Diluted earnings per common share	$0.45	$0.36	$0.37

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

NOTE 18 — SHAREHOLDERS’ EQUITY:

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

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2007 and June 2006 we effected a 25% stock split in the form of a stock dividend. Where applicable we have restated our capital accounts, shares outstanding, weighted average shares and earnings per share calculations for all years in these financial statements and related footnotes to reflect these transactions.

NOTE 19 — STOCK-BASED EMPLOYEE COMPENSATION:

We account for our stock based employee compensation plans under the Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires that such transactions be accounted for using a fair value based method.

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

We currently have three stock option plans which have been previously approved by the stockholders. Under the 1992 Incentive and Non-Incentive Stock Option Plan (the “1992 Plan”), the 2000 Long-term Compensation  Plan (the “2000 Plan”) and the 2007 Long-term Compensation Plan (the “2007 Plan”), 500,000, 700,000 and 500,000 shares ,subject to adjustment, of common stock, respectively, were reserved for issuance of incentive and non-incentive stock options and stock grants.  The 1992 Plan expired in May 2002, and although some options are still outstanding, no further awards may be made under that plan. Under the 2000 and 2007 Plans, stock options and stock grants may be awarded to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of award, with stock grants generally vesting in three to five years. The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions.  Under all of our plans, options expire three months from the date of the holder’s termination of employment or twelve months in the event of disability or death.  As of December 31, 2008, there were 356,784 shares available for granting under these plans. We recognize compensation cost for stock option plans over the vesting period based on the fair value of the option as of the date of the grant.

The following table sets forth information about the weighted-average fair value of options granted during the periods below, and the assumptions used for each grant:

	For the twelve-month period ending December 31,
	2008	2007	2006

Fair Value of Options	$8.45	N/A	N/A
Dividend yield	0.0%	N/A	N/A
Expected volatility	51.8%	N/A	N/A
Risk free interest rate	4.0%	N/A	N/A
Expected term in years	6.3	N/A	N/A

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock option activity under these plans is summarized below:

	Number of Shares of Common Stock Underlying Options	Weighted Average Exercise price

Options outstanding at December 31, 2005	391,178	$2.22
Granted	—	$0.00
Exercised	(240,721)	$2.12
Canceled	(4,063)	$2.94
Options outstanding at December 31, 2006	146,394	$2.35
Granted	—	$0.00
Exercised	(42,146)	$2.38
Canceled	(2,029)	$2.94
Options outstanding at December 31, 2007	102,219	$2.33
Granted	127,844	$8.45
Exercised	(3,047)	$2.68
Options outstanding at December 31, 2008	227,016	$5.78
Options exercisable at:
December 31, 2006	146,394	$2.35
December 31, 2007	102,219	$2.33
December 31, 2008	99,171	$2.34

As of December 31, 2008, stock options outstanding and exercisable by price range were as follows:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding As of 12/31/2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable As of 12/31/2008	Weighted Average Exercise Price

$0.00 - $2.55	69,906	1.9	$2.09	69,906	$2.09
$2.56 - $5.00	29,265	3.3	$2.95	29,265	$2.95
$5.01 - $20.00	127,845	9.5	$8.45	—	—
	227,016	6.3	$5.78	99,171	$2.34

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $57,000, $100,000 and $499,000 respectively.The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2008, 2007 and 2006 was approximately $333,000, $238,000, and $344,000, respectively.

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

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation expense recognized in connection with stock options for the years ended December 31, 2008, 2007 and 2006 was $105,000, $0 and $0 respectively. Compensation expense recognized in connection with stock grants for the years ended December 31, 2008, 2007 and 2006 was $753,000, $558,000 and $405,000 respectively.  As of December 31, 2008, remaining unamortized stock compensation expense for both stock options and stock grants was approximately $2.0 million  and will be recognized as follows (000’s):

	Stock Options	Stock Grants

2009	$246	$556
2010	246	396
2011	145	179
2012	—	71
2013	—	40
Thereafter	—	79
Unamortized stock compensation costs	$637	$1,321

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data 2008 (restated), 2007 (restated) and 2006 (restated) appear below (in thousands, except per share data):

	Revenues Net			Contribution			Net Income			Diluted Net Income Per Share (1)
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006

First quarter	$45,784	$32,327	$30,533	$3,861	$3,066	$2,824	$720	$555	$520	$0.08	$0.07	$0.06
Second quarter	49,920	33,907	31,775	4,729	3,651	3,297	1,015	728	490	0.12	0.09	0.06
Third quarter	52,229	40,183	31,768	4,987	4,427	3,255	1,099	933	507	0.13	0.10	0.06
Fourth quarter	50,220	45,405	32,244	4,709	3,979	3,166	1,081	828	1,553	0.12	0.10	0.19
Total year	$198,153	$151,822	$126,320	$18,286	$15,123	$12,542	$3,915	$3,044	$3,070	$0.45	$0.36	$0.37

(1) The sum of the quarterly earnings per share may not equal the full year earnings per share as the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

NOTE 21 — COMMITMENTS AND CONTINGENCIES:

Capital Leases —

Refer to Note 12 for a summary of capital lease commitments.

Reliance on Third Party Vendors —

Our fertility and vein clinics are dependent on a limited number of primary third-party vendors that produce supplies and medications vital to treating infertility and vein disease.  Should any of these vendors experience a supply shortage, it may have an adverse impact on the operations of our clinical locations and network members.  To date, no shortage or disruption has been experienced.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employment Agreements —

We have an employment agreement with our President and Chief Executive Officer. Pursuant to that agreement, we may terminate the President and Chief Executive Officer’s  employment without cause on thirty days notice, in which event severance pay equal to twelve months’ base salary  plus an annual bonus, calculated without regard to the condition precedents established under the bonus plan, will be payable in a lump sum.

The employment agreement further provides that in the event that within one year after a “Change of Control” (as defined therein) of the Company occurs, and  the President and Chief Executive Officer’s employment is terminated, the President and Chief Executive Officer will be paid a lump sum amount equal to their base salary for a 24-month period following termination, plus twice the full amount of their annual bonus based on their then current salary, without regard to the condition precedents established for the bonus payment. Based on this change of control provision, if there had been a change of control of the Company in 2008 and the President and Chief Executive Officer’s employment had terminated effective December 31, 2008, either for “Good Reason” or without cause, then the President and Chief Executive Officer would be entitled to termination pay equal to $660,000 representing his then annualized base salary for 24-months, plus $429,000 representing twice the amount to which he was eligible under our Executive Incentive Compensation Plan for 2008.

We have also entered into indemnification and change in control severance agreements with certain of our management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation.  Our minimum aggregate commitment under these agreements at December 31, 2008 was approximately $3.2 million.

Commitments to Partners —

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

Litigation and Compliance with Healthcare Regulations —

From time to time, we are party to legal proceedings in the ordinary course of business and are required to maintain compliance with extensive healthcare regulations.  None of these proceedings or potential issues associated with healthcare regulation compliance are expected to have a material adverse effect on our financial position, results of operations or cash flow.

Insurance —

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

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 — RELATED PARTY TRANSACTIONS:

In accordance with our Partner agreement with Shady Grove, Michael J. Levy, M.D., an employed shareholder physician of the P.C., became a member of our Board of Directors in March 1998.  In 2004, Dr. Levy became an advisory director and was no longer a voting member of the Board of Directors. The medical practice at Shady Grove paid us service fees of $3,145,000, $2,916,000 and $2,572,000 in 2008, 2007 and 2006, respectively.

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

NOTE 23 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

Equity transactions related to common stock, principally arising from stock grants, option exercises and related  tax benefits disclosed on our Consolidated Statements of Cash Flows are comprised of the following (000’s omitted):

	For the Twelve months ended
	2008	2007	2006

Common stock options and grants	$30	$35	$499
Tax benefit related to stock transactions	332	67	59
Treasury Stock, net and other	(211)	(67)	(231)
	$151	$35	$327

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

/s/Amper, Politziner & Mattia, LLP
Edison, New Jersey
March 30, 2009, except for the restatement discussed in Note 2 to the Consolidated Financial Statements, as to which the date is
October 28, 2009.

S-1

SCHEDULE II

INTEGRAMED AMERICA, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007, 2006

	Balance at Beginning of Period	Additions		Deductions	End of Period

Year Ended December 31, 2008
Allowance for doubtful accounts receivable	$3,386	$3,613		$4,351	$2,648
Reserve for Attain IVF refunds	326	427		356	397
Reserve for attain IVF medical costs	272	355		296	331

Year Ended December 31, 2007
Allowance for doubtful accounts receivable	$13	$3,524	(1)	$151	$3,386
Reserve for Attain IVF refunds	257	355		286	326
Reserve for Attain IVF medical costs	215	296		239	272

Year Ended December 31, 2006
Allowance for doubtful accounts receivable	$116	$(72	)(2)	$31	$13
Reserve fir Attain IVF refunds	184	292		219	257
Reserve for Attain IVF medical costs	154	245		184	215
Deferred Tax Valuation Allowance	768	—		768	—

(1)	Includes $3,224 acquired in connection with the Vein Clinics of America, Inc. transaction.

(2)
Represents the reversal of unused reserves for uncollectible accounts receivable associated with our discontinuation of pharmaceutical product sales in 2005, and transition to a marketing fee arrangement with our third-party pharmaceutical distributor.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAMED AMERICA

February 3, 2010	By:	/s/JOHN HLYWAK, JR.
John W. Hlywak, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jay Higham
Jay Higham	President and Chief Executive Officer and Director (Principal Executive Officer)	February 3, 2010
/s/John W. Hlywak, Jr.
John W. Hlywak, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 3, 2010
/s/Kush K. Agarwal
Kush K. Agarwal	Director	February 3, 2010

/s/Gerardo Canet
Gerardo Canet	Director	February 3, 2010

/s/Wayne R. Moon
Wayne R. Moon	Director	February 3, 2010

/s/Lawrence J. Stuesser
Lawrence J. Stuesser	Director	February 3, 2010

/s/Elizabeth E. Tallett
Elizabeth E. Tallett	Director	February 3, 2010

/s/Yvonne S. Thornton, M.D.
Yvonne S. Thornton, M.D.	Director	February 3, 2010