Form 10-K
period 2009-12-31
INTEGRAMED AMERICA INC
filed 2010-03-10
CIK 885988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]No []

Indicate by check mark whether registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes []No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer:	Accelerated Filer X
Non-Accelerated Filer: (Do not check if a smaller reporting company)	Small Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No X
        Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $64.0 million on June 30, 2009 based on the closing sales price of the Common Stock on such date.

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding was approximately 11,703,400 on March 4, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the Registrant’s definitive proxy statement for the Registrant’s 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART I

ITEM 1.  Business

Overview –

We manage highly specialized outpatient centers in emerging, technology-based, niche medical markets. Currently, we are a leading manager of fertility centers and vein clinics in the United States. We provide services and products through our three operating divisions (Fertility Centers, Consumer Services and Vein Clinics) and shared support services for providers through our corporate offices. We provide our fertility centers and vein clinics with administrative services such as finance, accounting, human resources, risk management, legal and purchasing support; marketing and sales support; internet marketing and website support; access to integrated information systems; in some instances, non-physician practitioners; and access to capital for financing clinic operations and expansion.

Fertility Centers Division

Our Fertility Centers Division provides business and management services to a network of 14 contracted fertility centers in our Partner Program, serving 16 metropolitan markets across the United States. We believe these 14 Partner centers are the largest managed network of fertility centers in the United States, with 63 locations and 97 physicians and PhD scientists, accounting for approximately 15% of the total in vitro fertilization (“IVF”) procedures performed in the United States in 2008, which is the latest period for which third-party data are available. The division supports fertility centers’ operations and growth by providing access to information systems such as our proprietary ARTworks electronic medical records software as well as medical equipment and facilities, non-physician personnel and marketing and financial support services. All fertility Partners have full access to our Attain IVF programs, which are described below. We do not employ or control the physicians who provide or direct the treatment of patients.

Our fertility centers offer a range of diagnostic and fertility treatment options to patients. The fertility centers’ physicians perform diagnostic tests on both women and men to determine the cause of infertility and each fertility center has an endocrine and andrology laboratory on site in order to perform and expedite infertility analyses. Once the cause of infertility is identified, several treatment options are offered to patients, including IVF treatment, frozen embryo transfer, intrauterine insemination and minimally invasive surgery to correct anatomical reproductive problems. All of our fertility centers have on-site IVF laboratories in order to maintain the integrity of the IVF processes. Fertility centers are typically staffed by six to seven physicians, a scientist, embryologists, nurses, support staff and ultrasound technicians.

Insurance and managed care payors, depending on the plan under which a patient is covered, reimburse certain services that our Partners provide, such as diagnostic testing, surgeries and, in certain circumstances, fertility treatments. However, the charges for assisted reproduction technology (“ART”) services our Partners primarily provide are often paid directly by patients, including through programs such as our Attain IVF programs. Several states mandate offering certain benefits of varying degrees for ART services. For example, in Massachusetts, Rhode Island, Maryland and Illinois, the mandate requires coverage for many, but not necessarily all, ART services provided by our Partners. Approximately 50% of our Partner centers’ payments were derived from third-party payors for the twelve months ended December 31, 2009, all of which was provided by private payors. Contractual arrangements with third-party payors typically are for a term of one year, may be terminated by either party upon 90 days’ notice any time after the initial one-year term and contain automatic annual renewal provisions. Contractual arrangements with third-party payors also typically include payment terms and schedules of rates, although those payment terms and schedules of rates are subject to renegotiation after the initial term of the contract. During the twelve months ended December 31, 2009, in accordance with the terms of our contractual arrangements with them, third-party payors paid approximately 51% of the charges billed to them by our Partner Centers. We are aware of efforts to expand mandated coverage to additional states, but it is unclear if these efforts will be successful.

If in the future mandates are enacted by additional states, we expect the impact on our Partner fertility centers to be neutral to positive, as such mandates would likely increase the market for fertility center services, but at payment rates that are lower than the amounts typically paid directly by patients.

When establishing a Partner relationship, we typically acquire the assets of a fertility center, enter into a long-term comprehensive business service agreement with the center and assume most administrative and financial functions of the center. The acquisition of a Partner agreement generally obligates us to pay a fixed sum for the exclusive right to service the fertility center. These agreements are typically for terms of 10 to 25 years and contain automatic renewal provisions. Some of these agreements also contain provisions that allow the Partner fertility center to terminate the agreement, upon 12 months’ prior notice, at any time after five years from the agreement’s effective date. Partners typically have obligations upon termination in certain circumstances, such as purchasing the assets used in operating the fertility center and making payments based on recent revenues. Partners also agree to promote their practices by, among other things, participating in marketing programs we develop for them. Typically, the fertility center contracting with us is a professional corporation in which the key physicians are the shareholders. Generally, no shareholder of a Partner fertility center may assign his or her interest in the Partner fertility center without our written consent.

We require each professional corporation operating in our Partner fertility centers to enter into employment agreements with all key physicians at that center. These employment agreements typically have five-year terms and contain provisions prohibiting the key physicians from practicing reproductive endocrinology, infertility medicine or assisted reproductive technology in competition with us, within a specified area, for the term of the agreement and for 12 to 24 months thereafter. Although it is unclear whether these non-competition provisions would be enforceable if challenged, we have not experienced significant competition from physicians who formerly practiced at our Partner centers. We also usually enter into a personal responsibility agreement directly with each physician shareholder of the practice. The personal responsibility agreement obligates a physician shareholder to repay us a proportionate amount of the exclusive right to service fee payment received by that physician shareholder if he or she leaves the practice sooner than five years after the payment.

Under 13 of our current Partner agreements, as compensation for our services we receive a three-part fee comprised of: a percentage of net revenues, generally between 3% and 6%; reimbursed costs of services (costs incurred in providing services to a fertility center and any costs paid on behalf of the fertility center); and either a fixed amount or a percentage of the center’s earnings, which currently ranges from 10% to 20%, but may be subject to limits. Our remaining Partner agreement is a cost-plus arrangement in which we receive a fee for our Reimbursed Cost of Services, plus an additional fee equal to 9.5% of those costs.

Our Fertility Centers Division also supports a Council of Physicians and Scientists (the “Council”) for leading fertility providers, which we established 14 years ago. The Council is comprised mostly of representatives from our fertility network and brings together leaders in reproductive medicine and embryology with the goal of promoting a high quality clinical environment throughout our fertility center network. The Council meets regularly and conducts bi-monthly teleconferences on topics related to improving infertility diagnosis, treatment and success rates. Additionally, the Council helps to establish the principles of our culture of safety. We believe our centers follow the Practice and Ethics Guidelines for clinical practice set forth by the American Society for Reproductive Medicine. We have also achieved accreditation from the American Association for Ambulatory Healthcare and the College of American Pathologists, which demonstrates our commitment to compliance with nationally recognized standards for laboratory services, patient safety and quality patient care.

We assisted in the organization of, and obtained a minority equity interest in, an offshore captive insurance company called Assisted Reproductive Technology Insurance Company (“ARTIC”), which is designed to moderate the cost of malpractice insurance to members of our fertility network. Most of the equity of ARTIC is owned by various physician practices that are members of our fertility network, and we have no future obligations to provide additional funding to ARTIC. On January 1, 2005, ARTIC began providing malpractice insurance coverage to the majority of the physician practices within our Partner fertility network.

Consumer Services Division

Our Consumer Services Division offers a family of programs, including our Attain IVF Refund Program and our recently introduced Attain IVF Multi-Cycle Program, collectively referred to as our Attain IVF programs, which are designed to help patients attain their goal of starting a family. We offer our Attain IVF programs directly to fertility patients, including patients of our Partner centers and patients of the division’s contracted network of independent medical providers under its Affiliate Program.

Our Affiliate Program allows fertility centers to pay fees to receive selected management services we provide to our Partners, such as internet marketing and access to the Council. We also provide our Affiliates with access to our Attain IVF programs. Historically, we provided services to our Affiliates on an exclusive basis in the area in which the Affiliate operates, but Affiliates’ access to our Attain IVF programs is generally subject to achievement of certain benchmarks, including with respect to Attain IVF Refund Program enrollments; however, in July 2009 we began allowing access to our Attain IVF programs on a non-exclusive basis in new markets. As of December 31, 2009, we had contracted with 25 Affiliate fertility centers. During 2007, our Affiliate fertility centers collectively provided 8% of the total IVF procedures in the United States. Our Consumer Services Division does not provide, nor is it responsible for providing, medical services or treatments to patients.

Our Consumer Services Division re-launched its Shared Risk Refund Program under the name “Attain IVF” in late 2008. This re-branding was done to reflect advantages offered by the program beyond its packaged pricing features and to position the program in a leadership role among smaller, similar programs offered by other providers.

Beginning in July 2009, we began referring to this program as our Attain IVF Refund Program to differentiate it from our Attain IVF Multi-Cycle Program. As described in more detail below, our Attain IVF Refund Program is an offer of packaged pricing for a set of fertility treatments with a refund, equal to 70% of the contract amount for patients using their own eggs, if treatment does not result in a baby. Under circumstances where a patient uses donor eggs, 100% of the contract amount is refunded if treatment does not result in a baby. For the twelve months ended December 31, 2009, approximately 18% of the patients in our Attain IVF Refund Program used donor eggs.

Patients enrolling in our Attain IVF programs can select from various treatment and financing options which are designed to appeal to patients at different stages of their reproductive lives and with different financial needs and resources. The average cost of one fresh IVF cycle as of December 2009 was approximately $12,000 according to Marketdata Enterprises, Inc. According to our estimates, the average cost of a frozen embryo transfer is approximately $3,000. The Attain IVF Refund Program allows medically cleared patients to pay an up-front deposit of approximately twice the average cost of a fresh IVF cycle in return for up to six treatment cycles (consisting of three fresh IVF cycles and three frozen embryo transfers) with a refund if treatment does not result in a baby. The refund is equal to 70% of the contract amount for patients using their own eggs and 100% of the contract amount if the patient uses donor eggs. The Attain IVF Multi-Cycle Program allows all patients, including those who are not medically cleared for our Attain IVF Refund Program, to pay a single fee, which is slightly less than the average cost of two fresh IVF cycles, in return for up to four treatment cycles (consisting of two fresh IVF cycles and two frozen embryo transfers). The fertility treatment cycles are provided to patients by fertility centers with which we contract for participation in the program. The benefits of our Attain IVF programs to our fertility centers include: allowing for patients to commit to multiple fertility treatments which improves treatment volume and revenues; insulating the centers from refund risk; managing cash and administrative details associated with our Attain IVF programs; and enabling physicians to maintain a traditional fee for service arrangement without the appearance of conflicts of interest that otherwise might arise from self administering a refund program. The benefits of our Attain IVF programs to patients include: improved success rates associated with multiple fertility treatment cycles; increased financial certainty relating to the cost of the fertility treatment process; and, in the case of our Attain IVF Refund Program, a significant financial refund should the treatments be unsuccessful.

Our Attain IVF programs serve as patient recruitment and case management vehicles where the patient contracts with us to provide the program services described below. We bind our Partners and Affiliates to abide by the terms of the program through participation agreements that support our packaged pricing. These programs are designed to make the fertility treatment process easier for patients by providing a continuum of services over an extended period, if necessary. Our Attain IVF programs achieve this objective by offering the following services:

•	Patient recruitment via internet web portals and search engines, in-clinic educational materials, in-clinic contact with fertility specialists and on-line contact with patient service specialists;

•
Educating patients as to the benefits of various treatment options offered by our network of contracted medical providers which have been tailored to appeal to patients at various stages of their reproductive lives and with various medical conditions;

•	Explaining the financial costs and patient responsibilities of the various treatment options;

•	Educating patients as to the various financing options offered by our Attain IVF programs and referring them to sources of third-party financing when requested;

•	Coordinating an initial medical assessment required for entry into our Attain IVF programs;

•	Arranging treatment with an Affiliate or a Partner center for all treatment cycles used by the patient; and

•	Providing on-going case management, treatment plan monitoring and evaluation services.

We receive payment directly from patients who participate in our Attain IVF programs. By contract, 30% of the Attain IVF Refund Program contract amount is non-refundable (for the non-donor egg option) and is recognized ratably (on a fair value basis) as revenues over the course of the patient’s treatment cycles. If the patient achieves pregnancy prior to the completion of the last available treatment cycle, then the remaining unamortized portion of the non-refundable fee is immediately recognized as income. The remaining 70% of revenues are recorded upon the patient becoming pregnant and achieving a fetal heartbeat. For the donor egg option, for which 100% of the contract amount is refundable, all revenues are recorded upon the patient becoming pregnant and achieving a fetal heartbeat. We are able to record income at the time of pregnancy for our Attain IVF Refund Program, as we have substantially completed our fertility obligation to the patient and we can accurately estimate the amount of expenses or refunds that will become due if there is a pregnancy loss. We are able to make these estimates for pregnancy loss based upon reliable Company specific data with respect to the large homogeneous population we have served for more than seven years. Expenses prior to pregnancy related to the program are recorded as incurred. All of the amounts shown on the balance sheets in our consolidated financial statements included elsewhere in this report as Attain IVF Refund Program deferred revenues and other patient deposits consist of unrecognized program enrollment/service fees and potentially refundable contract amounts for enrolled patients who have not had a successful pregnancy outcome and deposits received from patients who have not yet commenced treatment under the program.

Due to the characteristics of our Attain IVF programs, we pay for a patient’s treatment costs in excess of their contract amount should the initial treatment cycles be unsuccessful. In order to moderate and manage the likelihood that we will need to pay for these treatment costs, we have developed a sophisticated statistical model and case management program in which Attain IVF Refund Program patients are pre-approved prior to enrollment in the program. We also continuously review patients’ clinical criteria as they undergo treatment. If, while undergoing treatment, a patient’s clinical response falls outside our criteria for participation in Attain IVF programs, we have the right to remove that individual from the program, with an applicable refund to the patient. To date, our case management process has been effective in managing the risks associated with our Attain IVF Refund Program within expected limits. A patient has the right to withdraw from our Attain IVF Refund Program at any time and will be issued an applicable refund.

Vein Clinics Division

Our Vein Clinics Division was formed on August 8, 2007, with the purchase of Vein Clinics of America, Inc. (“VCA”), a company that had been in business since 1981. Our Vein Clinics Division provides business and management services to a network of 34 vein clinics located in 13 states. We believe our vein clinics network is the largest single network of vein care providers in the United States. These clinics provide specialized treatment for patients suffering from vein diseases and other vein disorders, such as varicose veins, spider veins and venous ulcers.

We offer vein clinics services and support, including training for physicians, clinical and financial information systems, revenue cycle management, yield management, sales and marketing services, group purchasing, non-physician personnel, facilities, site selection and development and other operational functions to support the clinic. The division supports vein clinics’ operations and growth by providing access to information systems such as our proprietary Virtual Physician Assistant (“VPA”) information system, which is an end-to-end patient and clinic operating system that provides decision support and revenue cycle functions. A typical vein clinic averages 2,400 square feet and is located in an affluent, growing community. Each clinic has a standardized operational structure composed of a phlebologist (a physician specialized in the diagnosis and treatment of disorders of venous origin), nurse, ultrasound technologist, office manager and assistant. Medical services or treatments are provided to vein clinic patients by physicians who are employed by professional corporations, whose financial condition, results of operations and cash flows are consolidated with our consolidated financial statements.

Our Vein Clinics Division’s philosophy of patient care is based on complete disease management, from initial screening to treatment to follow up. Our vein clinics view each step in this process as critical to the patient’s successful outcome. Our clinics currently use Endovenous Laser Treatment (“ELT”) as well as sclerotherapy to treat varicose and spider veins. Our vein clinics use extensive and sophisticated ultrasound mapping prior to treatment, which we believe results in a more effective treatment plan. Rigorous post-treatment follow up is meant to identify any residual or emerging issues so that they can be quickly managed before the disease worsens.

Our Vein Clinics Division depends upon third-party payors, including governmental and private insurance programs, to pay for most treatments provided to patients. For the twelve months ended December 31, 2009, approximately 60% of payments received by our Vein Clinics Division were from managed care programs, 20% were from commercial insurers, 15% were from Medicare and 5% were directly from patients.

The private third-party payors providing reimbursement to our vein clinics include standard indemnity insurance programs as well as managed care programs, such as preferred provider organizations and health maintenance organizations. These third-party payors provide reimbursement to our vein clinics at negotiated rates, which approximate 50% of the billed charges, for medically necessary treatments. Most ELT treatments for varicose veins and venous leg ulcers provided at our vein clinics are reimbursed by third-party payors. However, third-party payors generally do not cover sclerotherapy or treatments they determine are not medically necessary, such as the cosmetic treatment of spider veins. In some cases, third-party payors require prior authorization of varicose vein treatment to provide reimbursement. Contractual arrangements with third-party payors typically are for a term of one year, may be terminated by either party upon 60 to 90 days’ notice after the initial term and contain automatic annual renewal provisions. Contractual arrangements with third-party payors also typically include payment terms and schedules of rates that are subject to change by the third-party payor upon as little as 30 days’ notice. Payments from Medicare are paid in accordance with a set fee schedule and are subject to change or review by governmental authorities.

Once our Vein Clinics Division has facilitated a vein clinic’s establishment, we enter into a contract with the professional corporation operating in our clinic. Unlike our Partner fertility centers, the physicians who are employed at our vein clinics typically do not have an ownership interest in the medical practice. A “friendly physician” model is often used for ownership, pursuant to which we are the primary beneficiary and obligor of the vein clinic’s operations; however, we also own and operate vein clinics through subsidiaries in two states where we are not prohibited from doing so under applicable corporate practice of medicine laws. Under the terms of our contracts with the vein clinics, we have sole and exclusive responsibility to manage the non-medical operations of the practice and the physicians have sole responsibility for the medical and clinical aspects of the practice. Our contracts with the vein clinics provide that we are responsible for the leasing of space, obtaining all equipment and services needed, providing all billing and collections functions, arranging for and supervising all non-physician personnel and providing services so they can market their own practices. In exchange for our services, our contracts with the vein clinics provide that the vein clinics pay us a fee equal to 150% of our expenses of operating and managing the vein clinics. These fees have historically exceeded the operating margin generated by any particular vein clinic prior to payment of the management fee. Accordingly, each vein clinic only pays the portion of the management fee that is equal to the amount of revenue generated by the clinic annually up to the 150% amount. As a result, our vein clinics (the professional corporation) do not generate any net profits at year end. Our contracts with the vein clinics are typically for 25 years with renewal rights. In the event of early termination, any accrued obligations remain outstanding until satisfied. We also have the right at any time to cause the “friendly physician” to transfer his or her ownership in a vein clinic to another physician designated by us.

We require each professional corporation operating in our vein clinics to enter into an employment agreement with the physician practicing at that clinic. The employment agreement typically has a term of one year and automatically renews for additional one-year periods unless terminated by either party. The physician generally is required to pay the clinic either $75,000 or $50,000 if the agreement is terminated prior to three years from the physician’s first employment with the clinic, with the amount due depending on the time of termination. This requirement helps defray the training expenses we incur when we assist the physician in establishing a practice. The physician also usually covenants not to compete with the clinic or provide medical services in the treatment of varicose veins or other venous diseases, within a specified area, during the agreement’s term and for two years thereafter. Although it is unclear whether these non-competition provisions would be enforceable if challenged, we have not experienced significant competition from physicians who formerly practiced at our vein clinics.

Since our acquisition of VCA in August 2007, we have made significant investments in this division’s infrastructure, which have been designed to allow us to open new clinics at a more rapid and sustained pace utilizing a replicable model. These investments include:

•
Physician recruiting and training. The business model for our Vein Clinics Division depends on being able to identify, recruit and train new physicians to staff new clinics. We have invested in additional professional personnel as well as other recruiting and training assets to support scaled growth in the future.

•
Regional management. We have established a regional management infrastructure to manage the day-to-day operations of the expanding Vein Clinics Division clinical network and anticipate continued investment in regional management talent as our clinic base expands.

•
Revenue cycle management. Over the past several years, the market for vein care has undergone a shift from private out of pocket payment by patients to an environment where most treatment is covered by insurance. This shift has caused us to make heavy investments in physician credentialing, working capital and improved billing and collections personnel, systems and procedures. These investments will continue as the business grows.

•
Quality improvement.  We established a more formal quality and risk management oversight infrastructure with performance improvement initiatives related to clinical processes.  This includes developing a formalized training and competency assessment process, pursuing ICAVL accreditation for our diagnostic ultrasound examinations, developing documentation review processes and standardized multi-lingual patient education materials and consent forms.

•
New clinic development. With our planned roll-out of new clinic openings, we are making investments in personnel and procedures for identifying opportunities and opening new clinics in existing and new markets.

•	Marketing and sales. We have established more formal, direct-to-consumer and physician referral marketing programs.

Shared Services Group

Through our Shared Services group, we provide the following support to our Fertility Centers, Consumer Services and Vein Clinics Divisions:

•
Administrative Services.  Our Shared Services group provides our contracted fertility centers and vein clinics with administrative services, including: accounting and financial services, such as accounts payable, payroll and financial reporting; human resources administration; legal services; risk management; insurance; information systems and services; and strategic planning.

•
Access to Capital.  We believe we provide our Partner fertility centers and vein clinics with a competitive advantage through access to capital for funding accounts receivable, expansion and growth. We provide our Partner fertility centers and vein clinics with efficient access to capital which allows them to obtain current technologies, equipment and facilities that enable them to provide a full spectrum of services to effectively compete for patients. For example, we have built new clinical facilities housing state-of-the-art fertility laboratories for several Partners, which enable them to expand their offerings to include a number of services that they had previously outsourced, and have acquired state-of-the-art ultrasound and laser technology for our vein clinics. We believe this access to capital helps us to recruit Partner practices.

•
Integrated Information Systems.  Using our established base of treatment providers, we are continuously developing integrated information systems to collect and analyze clinical, patient, financial and marketing data, which we believe allow us to more effectively control expenses and improve cash collections at our Partner fertility centers and vein clinics. Our  proprietary ARTworks clinical software provides electronic medical records, treatment plan and success rate research capabilities, decision support functionality and clinical risk management services, which we believe makes our physicians more efficient and improves quality of care.  We provide our vein clinics access to our proprietary VPA information system, which is an end-to-end patient and clinic operating system that provides decision support and revenue cycle functions.

•
Human Resources.  Our Shared Services group provides our contracted fertility centers and vein clinics with human resources services, including: policies and procedures; arranging for comprehensive benefits and managing the implementation of those benefits; wage and hour administration; performance reviews; job descriptions; and overall human capital management.

Our Industries

Reproductive Medicine

Reproductive medicine encompasses the medical discipline that focuses on male and female reproductive systems and processes. According to a recent industry estimate, approximately 10% of U.S. couples have trouble conceiving. There are many reasons why couples have difficulty conceiving, and accurate identification of a specific cause of infertility can be time consuming, expensive and requires access to specialized diagnostic and treatment services. Reproductive endocrinologists are specialized physicians who perform these more sophisticated medical and surgical fertility diagnoses and treatments. Reproductive endocrinologists generally have completed a minimum of four years of residency training in obstetrics and gynecology and have at least two years of additional training in an approved subspecialty fellowship program. There are approximately 1,400 practicing reproductive endocrinologists offering fertility services across 480 fertility centers in the United States. According to Marketdata Enterprises, Inc., expenditures relating to fertility services in the U.S. market were estimated at approximately $4 billion for 2008. The fertility services market is highly fragmented among providers in each major local market as well as on a national basis.

Fertility services include diagnostic tests performed on both the female and male. Depending on the results of the diagnostic tests performed, treatment options may include, among others, fertility drug therapy, artificial insemination and fertility surgeries to correct anatomical problems. Procedures that require gametes (sperm and eggs) to be handled in vitro (outside the body) are classified as ART services. Current types of ART services include IVF, frozen embryo transfers, donor egg programs as well as other more specialized treatments. IVF treatments are the most frequently employed form of ART, with 107,095 fresh IVF cycles performed in the United States in 2008 (Society of Assisted Reproductive Technology). Current techniques used in connection with IVF services include intracytoplasmic sperm injection, assisted hatching, cryopreservation of embryos, pre-implantation genetic diagnosis and blastocyst culture and transfer.

Although demand for advanced reproductive medicine and treatment is highly correlated with larger demographic trends, we believe the market will continue to grow in the future for the following reasons:

•	The quality of treatment is improving, increasing pregnancy success rates;

•	Improvements in embryo culture media and implantation rates are leading to the capability of reducing high order multiple births, which is one of the greatest risk factors in this industry;

•	With improving pregnancy rates, the cost of treatment is decreasing thereby making these services more affordable;

•	Demand for reproductive medical services is increasing through greater public awareness and acceptance of these treatments; and

•
Couples are delaying child birth until later in life. In 2006, approximately one out of every 12 first births was to a woman age 35 or older, compared with one out of every 100 first births in 1970, according to the U.S. Centers for Disease Control and Prevention.

While fertility market growth has moderated recently, in line with a demographic trough of couples of family-bearing age, we believe that we are well positioned to increase our share of the fertility market due to the following factors:

•
The benefits arising from consolidation, including the economies of scale that can be realized by leveraging a corporate infrastructure like ours to minimize general and administrative expenses as a percentage of fertility center revenues;

•	The need for greater efficiencies to offset rising costs and decreases in revenue growth;

•
The barriers to establishing new fertility centers, including the capital-intensive nature of acquiring and maintaining state-of-the-art medical equipment, laboratory and clinical facilities and the need to develop and maintain specialized information systems to meet the demands of patients and third-party payors;

•	The need for support services like those we provide to address the need for seven-days-a-week service to respond to patient demands and to optimize the outcomes of patient treatments;

•	The increased need for marketing services like those we provide to address increasing competition among medical providers specializing in fertility treatment; and

•	Our track record of growing contracted fertility center Partners two to three times faster than fertility centers that are not a part of our network, based on the number of fresh IVF cycles performed.

Vein Disease

Phlebology is the medical specialty concerned with the treatment of vein diseases. Common vein diseases and their symptoms can take many forms, including:

•
Varicose veins — which are caused when small valves designed to allow blood to flow in only one direction fail or leak. This causes blood to flow backwards under the force of gravity and pool inside the vein;

•
Spider veins — which are very small varicose veins. They are thin, threadlike veins that lie close to the skin’s surface and are commonly red or purple in appearance. Spider veins can be hormonally induced and are often associated with pregnancy and menstruation;

•
Venous Leg Ulcers — which are non-healing open wounds that are caused by venous pump failure. It usually occurs near the inside of the ankle, but can be found anywhere below the knee. It can occur with or without visible varicose veins;

•	Klippel-Trenaunay Syndrome — which is a rare, congenital disorder in which patients usually have one hypertrophied leg, a port wine stain and large varicose veins on the lateral aspect of the leg; and

•
Restless Leg Syndrome — which may occur when valves fail, causing blood to reflux, or flow backwards, causing it to pool and stagnate in the veins, leading to aching, throbbing, cramping and fatigue in the legs.

Although there are both surgical as well as minimally invasive treatment protocols for vein disease, we specialize in minimally invasive care. Conventional vein care treatment under both protocols usually begins with an ultrasound assisted mapping to determine the extent of the disease, generally followed by a surgical or minimally invasive treatment protocol. Historically, the most common surgical treatment has been a procedure referred to as vein stripping, which is the surgical removal of surface veins. Vein stripping is generally done as an outpatient procedure and is performed while the patient is under general anesthesia. Vein stripping may leave scarring and require an extended recovery time. More recent minimally invasive treatments include ELT and sclerotherapy, which are the treatments offered by our clinics. ELT is a laser treatment which does not involve hospitalization, general surgery or the potential for significant scarring that is associated with vein stripping. With ELT, after local anesthesia is administered, a small optical fiber is inserted through a needle into the varicose vein under ultrasound guidance. The laser is activated and, as the optic fiber is removed from the vein, it heats and closes the vein. Once the vein is closed, the blood that was circulating through the vein is naturally rerouted to other healthy veins. Over time, the varicose vein is absorbed by the body. Sclerotherapy involves injecting abnormal veins with a solution called a sclerosant. This immediately shrinks the vein and causes it to dissolve over a period of weeks, allowing the body to naturally redirect the blood flow to healthy veins. A typical sclerotherapy treatment may last for 15 to 20 minutes and consists of multiple microinjections.

Various demographic trends are contributing to the growth in demand for vein care. Annual expenditures related to vein care in the United States are approximately $2 billion and are projected to grow 12% per year through 2010, according to our estimates. The U.S. Food and Drug Administration’s approval of lasers for thermal ablation of veins and subsequent establishment of an American Medical Association Current Procedural Terminology code for reimbursement by the Centers for Medicare and Medicaid Services has opened this market to rapid growth and development over the last several years. We also believe that the market for vein care will continue to grow in the future as awareness of minimally invasive treatment protocols grows among people with vein disease and as additional third-party payors recognize the medical necessity of treating vein disease. We believe that approximately 25 million people are currently affected by vein disease in the United States, but only approximately one million receive treatment for such vein disease.

We believe numerous market conditions in this industry produce business opportunities for us, including:

•	The level of specialized skills required for comprehensive patient treatment;

•	Favorable sociological trends including a growing demographic wave from an aging population;

•	The need to develop and maintain specialized management information systems to meet the increasing demands of patient billing and third-party payors;

•	The current fragmented nature of the market, which is comprised of numerous smaller, independent providers, allowing the opportunity for market consolidation;

•	New laser and medical technologies that make access to treatment less painful and disfiguring, coupled with insurance company reimbursement for these new technologies;

•	The large number of people affected by vein disease in the United States in relation to the relatively low percentage of people who actually receive treatment for such vein disease; and

•
Our experience recruiting and training physicians in treating varicose veins and the ability to produce opportunities we believe are financially attractive to physicians practicing in other areas, such as general practice or emergency medicine.

Our Strategy

Make Selective Contract Acquisitions of Partner Fertility Centers

The U.S. market for fertility services is highly fragmented and we believe that it is ripe for consolidation. Recruitment into our Partner Program has traditionally focused on fertility centers that first participate as Affiliates serviced by our Consumer Services Division; as such, we had an established pipeline of 25 fertility centers as of December 31, 2009. Affiliate practices have the opportunity to become familiar with the offerings we provide and our commitment to customer service, which allows the Affiliate practices to see our value proposition first hand. We, in turn, have a chance to assess a practice’s commitment to growth and utilization of our services without making a significant up-front financial commitment. In addition to recruiting from Affiliate centers, we have a development staff that targets leading physician groups with established practices in selected metropolitan markets. These candidates are then evaluated against our contract acquisition criteria, which includes factors such as size of practice, physician reputation and the physicians’ growth-oriented outlook. We believe that our competitors’ ability to compete with us for contract acquisitions is currently limited due to our experience acquiring Partner center contracts, our position as the manager of what we believe is the largest network of fertility centers in the United States and our developed infrastructure and experience in delivering valuable services to support fertility center operations.

Expand our Network of Affiliate Fertility Centers

As of December 31, 2009, we had Affiliates in 25 metropolitan markets and intend to expand our network of Affiliate fertility centers to other metropolitan markets across the United States. We primarily focus our network development activities on metropolitan markets with populations in excess of 500,000. Because of the relatively low percentage of the population that seeks fertility treatment, a large population base is required to support a sophisticated fertility center. Our fertility centers are capable of drawing consumers from a large geographic area and, as such, our development staff is focused on the top 100 largest metropolitan markets, where we expect the highest demand for fertility centers to occur.

Develop De Novo Vein Clinics

We intend to develop new vein clinics in targeted markets. Our past experience suggests that the vein clinics business can generally support one clinic per one million population in metropolitan markets. Our new clinic development staff focuses on the following:

•
Developing new clinics in markets where we already have existing clinics that have not fully penetrated their market to take advantage of existing investments in regional management, managed care contracts, personnel and marketing capabilities;

•
Identifying attractive new markets in states that already have a vein clinic location and states contiguous to existing vein clinic locations to leverage regional management, personnel and other infrastructure assets; and

•	Identifying locations where we believe there are attractive demographics, reasonable media costs and a favorable reimbursement environment.

We believe our vein clinic model can be predictably and profitably replicated in new markets. Our ability to develop de novo vein clinics is demonstrated by the five new vein clinics we opened during 2008 and the new vein clinics we opened in Cincinnati and Cleveland, Ohio in 2009. We expect to accelerate and increase the number of de novo vein clinics opened in 2010, however this pace could be affected by challenges in physician recruitment. De novo vein clinics offer an attractive return on capital as they require relatively little capital investment, typically $300,000, and usually reach break-even in nine months or less after opening of the clinic.

Increase the Total Number of Patients Treated

We intend to work with our fertility centers and vein clinics to increase the total number of patients they treat. To achieve this objective we intend to:

•
Offer products and services to centers and clinics that help them attract patients, including access to state-of-the-art equipment, access to our Attain IVF programs and access to our clinical and information technology applications;

•
Enable fertility centers to enhance their ability to provide superior care through use of our proprietary ARTworks software, which provides electronic medical records, treatment plan and success rate research capabilities, decision support functionality and clinical risk management auditing services;

•
Enable vein clinics to enhance their ability to provide superior care through use of our proprietary VPA information system, which is an end-to-end patient and clinic operating system that provides decision support and revenue cycle functions;

•
Help our fertility centers and vein clinics drive additional patient volume through our sales and marketing efforts, including our direct-to-consumer advertising, internet marketing, physician referral development and providing marketing materials and programs to our fertility centers and vein clinics for their use; and

•
Convert initial potential patient contacts into patients treated at our centers and clinics. We believe we can accomplish this through the protocols we established for our call center professionals and contact follow up procedures our center and clinic staff employ to ensure patients attend their consultation and all scheduled treatments.

Increase Penetration of Our Attain IVF Programs

Currently, many third-party payors provide limited coverage for the diagnosis and treatment of infertility. Our Attain IVF programs, which are offered directly to patients, have been designed to offer attractive financial options to prospective patients. For the twelve months ended December 31, 2009, approximately 12.4% of self-pay patients in our Partner and Affiliate network utilized our Attain IVF Refund Program. We formally introduced our Attain IVF Multi-Cycle Program in July 2009. We believe that the penetration of our Attain IVF programs can be meaningfully increased by educating patients on the improved success rates associated with multiple treatment cycles and the packaged pricing features of our Attain IVF programs, which allow for multiple treatment cycles and, in the case of our Attain IVF Refund Program, a significant financial refund if the treatments are unsuccessful. We also believe we can increase overall market penetration of our Attain IVF programs by demonstrating to physicians at potential Affiliate and Partner practices the benefit of increased patient volume and retention that we believe result from offering our Attain IVF programs. We have demonstrated the ability to increase Attain IVF Refund Program penetration because certain of our fertility centers had Attain IVF Refund Program penetration rates in excess of 25% during the twelve months ended December 31, 2009.

Continue Improving Operating Efficiencies

We continuously seek opportunities to lower costs and realize operating efficiencies through the implementation of a centralized infrastructure focused on improved accounts receivable management, along with leveraging economies of scale in support functions such as procurement, finance, information technology, human resources, risk management and legal services. We expect to further leverage our corporate infrastructure as we expand our network of Partner fertility centers and vein clinics.

Sales and Marketing

The marketing departments for our Fertility Centers, Consumer Services and Vein Clinics Divisions specialize in the development of sophisticated marketing and sales programs that give contracted fertility centers and vein clinics access to business-building techniques designed to facilitate growth and development. Although we believe these marketing and sales efforts are often too expensive for many individual physician practices, affiliation with us provides access to greater marketing and sales capabilities than would otherwise be available. In addition, our Consumer Services Division is focused on direct-to-consumer marketing, which we believe represents a competitive advantage over non-affiliated fertility centers. Our marketing services focus on referral enhancement, relationships with local physicians, media and public relations.

We operate web portals that: allow visitors access to educational material concerning infertility and vein care issues; provide links to our fertility Partner and Affiliate practices; provide links to our vein clinics; allow prospective patients to request fertility and vein care appointments or follow up contact; and allow prospective patients to request information on our Attain IVF programs and apply for treatment financing.

Competition

Our business divisions operate in highly competitive areas. Our fertility centers compete with national, regional and local physician practice fertility centers, hospitals and university medical centers, some of which have programs that compete with our Attain IVF programs. Our fertility centers may also compete with fertility centers located outside of the United States, due to the self-pay nature of IVF treatment. Our vein clinics compete with other vein care clinic providers, dermatologist and surgical clinics that provide ELT and sclerotherapy as an ancillary offering, vascular surgeons and interventional radiologists. Barriers to entry in the vein care industry are low. We do not believe that we currently face significant competition providing managerial services to fertility centers and vein clinics. We believe that the fertility centers and vein clinics we work with are well positioned to compete in our markets based on the reputations of the physicians providing services at those centers and clinics; however, there can be no assurance that these centers and clinics will be able to compete effectively with existing providers in our markets or that new competitors will not enter into our markets. These existing and new competitors may have greater financial and other resources than we or our fertility centers or vein clinics do. See “Risk Factors — We face increased competition from existing providers, as well as new providers entering our markets.”

Health Care Regulation

The health care industry is highly regulated. Our ability to operate profitably will depend in part upon our ability, and the ability of our affiliated physicians and physician practice groups, to obtain and maintain all licenses and other approvals necessary to comply with applicable health care regulations. We believe that health care regulations will continue to change. Therefore, we monitor developments in health care law, and we are likely to be required to modify our operations from time to time as our business and the regulatory environment changes. Many aspects of our current and anticipated business operations have not been the subject of specific judicial or regulatory interpretation. A review of our business by courts or regulatory authorities may result in a determination that could adversely affect our operations. In addition, the health care regulatory environment may change in a way that restricts our operations. Future changes in health care regulation are difficult to predict and may constrain or require us to restructure our operations, which could negatively impact our business and operating results.

Physician Licensure Laws

The practice of medicine is subject to state licensure laws, regulations and approvals. We have established a system designed to ensure that the physicians at our fertility centers and vein clinics are appropriately licensed under applicable state law. If physicians at the centers or clinics fail to renew their licenses on an annual basis or fail to maintain an unrestricted license, our business, financial condition and results of operations may be negatively impacted.

Corporate Practice of Medicine

Some states have laws that prevent business entities like us from practicing medicine, employing physicians and other individuals licensed in the healing arts or other learned profession and exercising control over their decisions, also known, collectively, as the corporate practice of medicine. In some states these prohibitions are expressly stated in a statute or regulation, whereas in other states the prohibition is a matter of judicial or regulatory interpretation. Additionally, in those states which apply such prohibitions to individuals licensed in the healing arts or other learned profession, it is not clear whether physician assistants or nurse practitioners would be subject to such prohibitions.

In states that prohibit the corporate practice of medicine, we operate by maintaining long-term management contracts with affiliated medical practices, which are each owned and operated by physicians and which employ or contract with additional physicians. Under such an arrangement, the laws of most states focus on the extent to which the corporation exercises control over the physicians and on the ability of the physicians to use their own professional judgment as to diagnosis and treatment. We do not represent to the public that we offer medical services, and we do not exercise influence or control over the practice of medicine by physicians or by their affiliated medical practices. In each of these states, the affiliated fertility center or vein clinic is the sole employer of the physicians, and the affiliated fertility center or vein clinic retains the full authority to direct the medical, professional and ethical aspects of its medical practice. Our fertility centers and vein clinics are duly licensed or qualified as a medical practice or foreign corporation in the states where such license or qualification is required.

Corporate practice of medicine laws and their interpretations are continually evolving and may change in the future. Moreover, these laws and their interpretations are generally enforced by state courts and regulatory agencies that have broad discretion in their enforcement. Although we neither employ physicians nor provide medical services in those states that prohibit the corporate practice of medicine, a state court or enforcement agency may conclude that we are engaged in the corporate practice of medicine in those states where we employ nurse practitioners and physician assistants who work under the supervision of the physicians at our fertility centers and vein clinics or because we provide services to physicians in connection with their performance of professional medical services through our management contracts.

Although we have not received notification from any state regulatory or similar authority asserting that we are engaged in the corporate practice of medicine, to the extent any act or service to be performed by us is construed by a court or enforcement agency as constituting the practice of medicine in a particular jurisdiction, we cannot be sure that such court or enforcement agency would not construe our arrangements as violating that jurisdiction’s corporate practice of medicine doctrine. If such a claim were successful, we could be subject to civil and criminal penalties, could be required to restructure or terminate our applicable contractual arrangements and managed physicians could have restrictions imposed upon their licenses to practice medicine. Additionally, a physician shareholder of a managed practice might successfully avoid restrictions on the practice’s ability to operate independent of our management on the grounds that the managed practice’s management arrangement with us violates the state’s prohibition on the corporate practice of medicine. Such results or the inability of us or the managed practices to restructure our relationships to comply with such prohibitions could have an adverse effect on our business, financial condition and results of operations.

Fee Splitting

The laws of some states prohibit physicians from splitting with anyone, other than providers who are part of the same group practice, any professional fee, commission, rebate or other form of compensation for any services not actually and personally rendered. The precise language and judicial interpretation of fee-splitting prohibitions varies from state to state.

Courts in a number of states, including Illinois, have interpreted fee-splitting statutes as prohibiting all percentage of gross revenue and percentage of net profit management fee arrangements, despite the performance of legitimate management services. Prior to November 1, 2009, our management agreement with our Partner fertility center in Illinois provided that we be paid a base fee equal to a fixed percentage of the revenues of the fertility center that declined to zero to the extent the costs relating to the management of the fertility center increase as a percentage of total revenues. Due to the substantial risk that this compensation arrangement, being based on a percentage of revenues, would not be upheld if challenged under Illinois law, we entered into a new compensation agreement with this fertility Partner effective November 1, 2009. Under the terms of our new cost-plus agreement our fees are now equal to reimbursement of our costs incurred in operating the center, plus 9.5%.

Fee-splitting laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities that have broad discretion in their enforcement. For example, our Attain IVF Refund Program could be interpreted by one or more state regulators as a prohibited fee split to the extent that we retain a portion of the payments patients pay directly to us for their medical treatment by our fertility centers. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on our business, financial condition and operating results. Penalties for violating fee-splitting statutes or regulations may include the medical license revocation, suspension, probation or other disciplinary action of the providers affiliated with our fertility centers or vein clinics who have been found to violate the fee-splitting statutes or regulations.

In addition, courts have refused to enforce contracts found to violate state fee-splitting prohibitions. To the extent any of our contractual arrangements are construed by a court or enforcement agency as violating a jurisdiction’s fee-splitting laws, there is a possibility that some provisions of our agreements may not be enforceable. For example, a physician shareholder of a managed practice might successfully avoid payment of a management fee on the grounds that the management arrangement violates the state’s fee-splitting prohibition. We also may be required to redesign or terminate our arrangements, including our Attain IVF programs, and our relationships with our fertility centers or vein clinics in order to bring their activities into compliance with such laws. The termination of, or our failure to, successfully restructure, any such relationship could have a material adverse affect on our business, financial condition and operating results. In particular, a forced restructuring of our management fee could have a material impact on us. In addition, expansion of our operations to new jurisdictions could require structural and organizational modifications of our relationships with our fertility centers in order to comply with additional statutes.

Further, although our management agreements with our vein clinics provide that each vein clinic pay us a fee equal to 150% of our expenses of operating and managing the vein clinic, these fees have historically exceeded the operating margin generated by any particular vein clinic prior to payment of the management fee. Accordingly, each vein clinic only pays the portion of the management fee that is equal to the amount of revenue generated by the clinic annually up to the 150% amount. As a result, our vein clinics do not generate any net profits at year end. In those states that have interpreted fee-splitting statutes as prohibiting a percentage of net revenue management fee arrangements where we have vein clinics, there is material risk that a regulator could recharacterize our management fee as 100% of net revenue in violation of such states’ fee-splitting statutes which would subject physicians affiliated with our vein clinics to disciplinary actions or civil penalties.

Courts in other states, including Maryland, where we have two vein clinics, have interpreted their fee-splitting statutes to prohibit non-physicians from receiving fees in connection with the management of a physician practice that do not bear a reasonable relationship to the services being rendered based on the fair market value of such services. A state regulator could conclude that 150% of our expenses does not bear a reasonable relationship to the services being rendered because none of our vein clinics generate sufficient revenues to pay the full management fee. If our management fee were to be challenged in a state such as Maryland, there is substantial risk that this compensation method would not be upheld, which could subject the providers who are affiliated with the vein clinics in Maryland to disciplinary action as well as civil penalties. We also have vein clinics in Wisconsin, Tennessee and Kansas which have a similar requirement that the management fee reflect the fair market value of the services being rendered and impose disciplinary actions, civil penalties and criminal penalties on the physicians who are affiliated with our vein clinics in those locations if such fee does not reflect the fair market value of the services being rendered.

Federal and State Anti-Kickback Prohibitions

Various federal and state laws govern financial arrangements among health care providers. The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or with the purpose to induce, the referral of Medicare, Medicaid or other federal health care program patients, or in return for, or with the purpose to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid or other federal health care programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce, the referral of patients to private as well as government programs in violation of these statutes.

Federal and state anti-kickback statutes are very broad and it is possible that a court could conclude that the marketing services we offer in exchange for a management fee based on a percentage of net profits constitutes a payment in violation of these statutes. Our fertility centers and vein clinics are also subject to these statutes, but we do not oversee and are not responsible for their compliance with these laws.

Violations of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities. These laws may be enforced by the government or by private individual whistleblowers. If we or our fertility centers or vein clinics are found to have violated federal or state anti-kickback laws, our business, operations or financial condition could be adversely affected.

Physician Self-Referral Prohibitions

The federal physician self-referral statute, known as the “Stark” statute, prohibits a physician from making a referral for certain designated health services to any entity with which the physician has a financial relationship, unless there is an exception in the statute that allows the referral. The entity that receives a prohibited referral from a physician may not submit a bill to Medicare for that service. Federal courts have ruled that a violation of the Stark statute, as well as a violation of the federal anti-kickback law described above, can serve as the basis for a Federal False Claims Act suit. Many state laws prohibit physician referrals to entities with which the physician has a financial interest, or require that the physician provide the patient notice of the physician’s financial relationship before making the referral. Violation of the Stark statute and state laws prohibiting physician referrals can result in substantial civil penalties for both the referring physician and any entity that submits a claim for a health care service made pursuant to a prohibited referral. Although we have structured our arrangements with our fertility centers and vein clinics to comply with the Stark statute and state laws prohibiting certain physician referrals, because of the complexity of these laws, these laws could be interpreted in a manner inconsistent with our operations. In addition, our fertility centers and vein clinics are themselves subject to these laws, but we do not oversee and are not responsible for their compliance with these laws. Federal or state self-referral regulation could adversely impact our arrangements with certain customers, and our ability to market our services directly to physicians in a position to refer patients to our fertility centers and vein clinics.

False Claims

Under separate federal statutes, submission of false or fraudulent claims to government payors may lead to civil monetary penalties, criminal fines and imprisonment and/or exclusion from participation in the Medicare, Medicaid and other federally-funded health care programs. These false claims statutes include the Federal False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. In some jurisdictions, even claims that were accurately submitted for medically necessary health care services have been held by courts to be “false” where the provider was not in compliance with federal anti-kickback or Stark laws, or applicable Medicare regulations. These private actions have increased significantly in recent years and have increased the risk that we or our vein clinics will have to defend a false claims action, pay fines or be excluded from participation in the Medicare and/or Medicaid programs as a result of an investigation involving our fertility centers or vein clinics arising out of such an action.

Business of Insurance

Laws and regulatory approaches to insurance are state specific and vary widely from state to state. Although most states supply statutory definitions of “insurance,” these definitions are subject to disparate interpretation by state courts, attorney generals and regulators. Our Attain IVF programs have several characteristics that are present in an insurance contract. We view our Attain IVF programs as guaranties or warranties of our fertility centers’ performance; however, it is possible that an insurance regulator in a state where we conduct business could take the position that our Attain IVF programs are insurance and should be regulated as such by the state. If we are found to have engaged in the business of insurance without a license, we could be subject to criminal and civil penalties or be forced to comply with burdensome reserve requirements or restructure the programs.

Health Insurance Portability and Accountability Act of 1996

Health care providers, health care clearinghouses and operators of health plans (collectively, “covered entities”) are significantly affected by certain health information requirements contained in HIPAA. HIPAA and its implementing regulations established national standards for, among other things, certain electronic health care transactions, the use and disclosure of certain individually identifiable patient health information and the security of the electronic systems maintaining this information. These are commonly known as the HIPAA transaction and code set standards, privacy standards and security standards, respectively.

HIPAA allows covered entities to disclose protected health information to “business associates” if the covered entities obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged by the covered entity, will safeguard the information from misuse and will help the covered entity comply with some of the covered entity’s duties under HIPAA. We are a “business associate” under HIPAA because we perform services for or on behalf of covered entities, such as our fertility centers or vein clinics, that involve the use or disclosure of protected health information. We enter into business associate agreements with covered entities and are contractually obligated to comply with the requirements of those agreements.

The American Recovery and Reinvestment Act of 2009, specifically the portion known as the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), expanded the scope and application of HIPAA, including, among other things, applying the security and certain privacy provisions of HIPAA directly to business associates. Application of these rules to business associates is a significant change. Previously, liability under HIPAA rested exclusively with the covered entity. Under the HITECH Act, the business associate now has responsibility and liability directly for a breach.

On February 17, 2010, certain administrative, physical and technical safeguards and policy, procedure, and documentation requirements of the security standards under HIPAA began applying to a business associate in the same manner that they apply to a covered entity. For example, breaches of the security of electronic health records may require disclosure to affected individuals, news media and the Secretary of the U.S. Department of Health and Human Services. Such requirements must be incorporated into the business associate agreement between the business associate and the covered entity.

Under the HITECH Act, business associates will face criminal and civil liabilities for failure to comply with HIPAA. Criminal penalties may be imposed against persons who obtain or disclose protected health information without authorization. In addition, a state’s attorney general can bring civil actions against a person on behalf of residents of the state that are adversely affected by violations of either HIPAA or the HITECH Act. The attorney general can either seek to enjoin further violations or obtain money damages on behalf of the residents harmed. The U.S. Department of Health and Human Services is also beginning to perform periodic audits of health care providers to ensure that required policies under the HITECH Act are in place. In addition, individuals harmed by violations will be able to recover a percentage of monetary penalties or a monetary settlement based upon methods established by the U.S. Department of Health and Human Services for this private recovery. HIPAA also authorizes the imposition of civil monetary penalties against entities that employ or enter into contracts with individuals or entities that have been excluded from participation in the Medicare or Medicaid programs, which means that we could be subject to penalties if our fertility centers, vein clinics or employees are excluded from participation in the Medicare or Medicaid programs. Any failure to comply with these laws could have an adverse impact on our business, operations or financial condition.

Antitrust Laws

In connection with the corporate practice of medicine laws referred to above, our fertility centers and vein clinics are organized as separate legal entities. As such, our fertility centers and vein clinics may be deemed to be persons separate from both us and each other under antitrust laws and, accordingly, subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities. There can be no assurance that a review of our business by courts or regulatory authorities would not have a material adverse effect on our operation or the operation of our fertility centers or vein clinics.

Future Legislation and Regulation

Health care providers are subject to federal, state and local laws and regulations, and sanctions imposed under or changes to such laws or regulations could adversely affect our operations or financial results. The federal fiscal year 2010 budget establishes a reserve fund of more than $630 billion over the next 10 years to finance fundamental reform of the United States’ health care system, in an effort to reduce costs and expand health care coverage. The fund will be paid for by a combination of tax revenue and reductions in Medicare and Medicaid spending.

In addition, the White House announced in July 2009 that it had reached agreement with leading hospital groups, including the American Hospital Association, to cut federal payments under Medicare and Medicaid by $155 billion over 10 years as part of a plan to offset a portion of the cost of a national health insurance and health reform proposal. Much of these savings are reported to be derived from across-the-board cuts in Medicare hospital payments, with at least $50 billion in the cuts linked directly to increases in the number of uninsured who would be provided coverage under the proposed national health insurance proposal.

There are currently numerous proposals on the federal and state levels for comprehensive reforms relating to health care that could affect payment and reimbursement for health care services in the United States. The U.S. Congress is considering legislation that could dramatically overhaul the health care system, including the possibility of a government health care plan. If national reform legislation is enacted, we may benefit from certain provisions thereof, and, conversely, may be adversely affected by other provisions. For example, because our Attain IVF programs are self-pay programs for patients that do not have insurance coverage for fertility treatments, health care reform that increases insurance coverage for fertility treatments could lead to a decrease in demand for our Attain IVF programs. We cannot predict whether any such reforms will ultimately be adopted or the impact that such reforms may have on the demand or payment for our services.

Employees

As of December 31, 2009, we had 1,322 employees.  Of these, 1,073 were employed by our Fertility Centers Division, 15 by our Consumer Services Division, 202 by our Vein Clinics Division and 32 were employed at our corporate headquarters, including 8 who were executive management.  Of the 1,322 employees, 145 were employed on a part-time basis and 101 were employed on a per diem basis.  We are not a party to any collective bargaining agreement and we believe that our employee relationships are good.

Segment Information

We follow the requirements contained in ASC 280, with respect to identifying and reporting business segments. This statement requires that segment reporting reflect our organizational structure, major revenue sources, lines of responsibility and senior management’s perspective of an organization.  With the acquisition of Vein Clinics of America (VCA) during the third quarter of 2007, we reorganized our service offerings into three major product lines:  Fertility Centers, Consumer Services and Vein Clinics.  Each of the operating segments includes an element of overhead specifically associated with it. Such overhead costs were previously reported as General and Administrative costs, and have been reclassified in all periods presented to better reflect the operating results of our business segments.

Performance by segment, for the three years ended December 31 2009, 2008 (restated) and 2007 (restated) are presented below (000’s omitted):

	Fertility Centers	Consumer Services	Vein Clinics (1)	Corp. G&A	Consolidated

For the Year ended December 31, 2009
Revenues	$145,309	20,826	50,625	$—	$216,760
Cost of Services	$133,706	15,639	46,525	—	195,870
Contribution	11,603	5,187	4,100	—	20,890
Operating Margin	8.0%	24.9%	8.1%	—	9.6%

General and administrative	0	0	0	12,155	12,155
Interest (income) expense, net	(149)	0	0	1,059	910
Income (loss) before income taxes	$11,752	$5,187	$4,100	$(13,214)	$7,825
Depreciation expense included above	4,076	0	873	873	5,822
Capital expenditures, net	4,173	0	947	790	5,910
Total assets	39,086	104	49,845	35,274	124,309

For the Year ended December 31, 2008
Revenues	$138,440	$19,763	$39,950	$—	$198,153
Cost of Services	128,224	14,344	37,299	—	179,867
Contribution	10,216	5,419	2,651	—	18,286
Operating Margin	7.4%	27.4%	6.6%	—	9.2%

General and administrative	0	0	0	10,654	10,654
Interest (income) expense, net	(181)	0	8	1,353	1,180
Income (loss) before income taxes	$10,397	$5,419	$2,643	$(12,007)	$6,452
Depreciation expense included above	$4,327	$3	$761	$898	$5,989
Capital expenditures, net	$4,053	$—	$1,057	$585	$5,695
Total assets	$36,885	$331	$46,750	$37,475	$121,441

For the Year ended December 31, 2007
Revenues	$121,078	$16,460	$14,284	$—	$151,822
Cost of Services	111,059	12,336	13,304	—	136,699
Contribution	10,019	4,124	980	—	15,123
Operating Margin	8.3%	25.1%	6.9%	—	10.0%

General and administrative	—	—	—	10,537	10,537
Interest (income) expense, net	(203)	—	2	81	(120)
Income (loss) before income taxes	$10,222	$4,124	$978	$(10,618)	$4,706
Depreciation expense included above	$4,003	$3	$255	$846	$5,107
Capital expenditures, net	$4,654	$—	$906	$662	$6,222
Total assets	$42,586	$888	$44,786	$25,911	$114,171

(1)      Acquired August 8, 2007.

Our Fertility Centers and Vein Clinics

For the years ended December 31, 2009, 2008 and 2007, the following contracted fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

	Percent of Company Revenues, net			Percent of Contribution
	2009	2008	2007	2009	2008	2007

R.S.C. of New England	7.2	7.2	8.9	9.1	8.7	10.5
Fertility Centers of Illinois	13.1	16.3	19.2	10.3	15.2	17.6
Shady Grove Fertility Center	17.6	18.0	21.3	15.4	17.2	21.4

Under our fertility Partner agreements with the R.S.C. of New England and Shady Grove Fertility Center, we receive as compensation for our services a three-part fee comprised of:  a percentage of the fertility center’s net revenues; reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center); and either a fixed percentage, or a fixed dollar amount, of the fertility center’s earnings after services fees, which may be subject to further limits.

The third tier of our fee structure under these significant Partner agreements is as follows:

•	RSC of New England — a fixed annual percentage of the center’s earnings.

•
Shady Grove — a fixed dollar amount of the center’s earnings subject to a fixed percentage of the center’s earnings limitation. The upper boundary of the calculation is $1,071,000 and the lower boundary of the calculation is $540,000.

Under our current Partner agreement with FCI, however, we do not receive a three-part fee.  Rather, effective as of November 1, 2009, we receive a fee that is generally equal to the operating expenses associated with managing FCI’s medical practice plus 9.5% of such expenses.  Our revenues from FCI prior to November 1, 2009 were, pursuant to our current partner agreement with FCI, set at a fixed annual amount paid monthly.

A complete listing of our fertility Partner agreements and vein clinic locations is presented below.

Fertility Partner Agreements

Name	State	Year Contract Acquired	Remaining Contract Years	No. of M.D.s	No. of PhDs

Foulk & Whitten Nevada Center for Reproductive Medicine, P.C.	NV	December 2009	24	2	0
Idaho Center for Reproductive Medicine, P.C.	ID	December 2009	24	2	0
Utah Fertility Center, P.C.	UT	December 2009	24	3	0
Arizona Reproductive Medicine Specialists, Ltd.	AZ	July 2008	23	4	1
Southeastern Fertility Centers, P.A.	SC	April 2008	23	3	1
Center for Reproductive Medicine, P.A.	FL	August 2007	22	4	1
Reproductive Partners Medical Group, Inc.	CA	January 2005	19	9	0
Seattle Reproductive Medicine, Inc., P.S.	WA	January 2004	7	7	1
Reproductive Endocrine Associates of Charlotte, P.C.	NC	September 2003	8	6	1
Northwest Center for Infertility & Reproductive Endocrinology	FL	April 2002	7	7	1
Shady Grove Fertility Reproductive Science Center, P.C.	MD, VA & DC	March 1998	13	21	2
Fertility Centers of Illinois, S.C.	IL	February 1997	12	11	2
Bay Area Fertility & Gynecology Medical Group, Inc.	CA	January 1997	11	6	1
MPD Medical Associates (MA), P.C. (doing business as RSC of New England)	MA, NH & RI	July 1988	2	7	1

Vein Clinic Locations

Location	Date Clinic Opened

Cleveland, OH	April 2009
Cincinnati, OH	January 2009
Pittsburgh, PA	December 2008
Skokie, IL	December 2008
Marietta, GA	June 2008
Alexandria, VA	April 2008
Boca Raton, FL	February 2008
Sterling, VA	December 2007
Ft. Lauderdale, FL	July 2007
St. Louis, MO	January 2007
Merrillville, IN	August 2006
Kansas City, MO	June 2006
West Palm Beach, FL	December 2005
Alpharetta, GA	October 2005
Gurnee, IL	September 2005
Naperville, IL	September 2004
Lawrenceville, GA	September 2001
Indianapolis, IN	April 2001
Knoxville, TN	March 2001
Raleigh, NC	March 2000
Greensboro, NC	January 2000
Madison, WI	March 1999
Rockville, MD	November 1998
Milwaukee, WI	March 1998
Charlotte, NC	February 1998
Orland Park, IL	November 1996
Fairfax, VA	March 1992
Overland Park, KS	April 1991
Owings Mills, MD	July 1990
Buffalo Grove, IL	August 1989
Atlanta, GA	June 1988
Oak Brook, IL	Pre-1985
Chicago, IL	Pre-1985
Schaumburg, IL	Pre-1985

ITEM 1A.                      Risk Factors

RISK FACTORS

In evaluating our business, every investor should carefully consider the following risks.  Our business, financial condition or results of operations could be materially adversely affected by any of the following risks.

The loss of one or more of our Partner fertility centers would lead to a decline in our revenues and profit.

The contracts that we enter into with our Partner fertility centers typically have terms that range from 10 to 25 years and contain automatic renewal provisions. Some of these agreements also contain provisions that allow the Partner fertility center to terminate the agreement, upon 12 months’ prior notice, at any time after five years from the agreement’s effective date. Our two largest Partner fertility centers provided approximately 46% of our Fertility Centers Division revenues for the year ended December 31, 2009. If either of these Partner fertility centers, or any of our other Partner fertility centers, were to terminate its agreement with us, we would lose all of the revenues associated with such Partner fertility center, but would not experience any meaningful reduction in our infrastructure costs.

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

In early 2009, one of our top fertility centers in the Midwest terminated a reimbursement contract with an important third-party payor. Contribution from this fertility center in 2008 was approximately $2.3 million and this third-party payor represented approximately 20% of this contribution, or $460,000.

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

Our business divisions operate in highly competitive areas. Our fertility centers compete with national, regional and local physician practice fertility centers, hospitals and university medical centers, some of which have programs that compete with our Attain IVF programs. Our fertility centers may also compete with fertility centers located outside of the United States, due to the self-pay nature of IVF treatment. Our vein clinics compete with other vein care clinic providers, dermatologist and surgical clinics that provide ELT and sclerotherapy as an ancillary offering, vascular surgeons and interventional radiologists. Barriers to entry in the vein care industry are low. New health care providers that enter our markets impact our market share, patient volume and growth rates. Increased competitive pressures require us to commit resources to marketing efforts, which impacts our margins and profitability. There can be no assurance that our fertility centers or vein clinics will be able to compete effectively with existing providers in our markets or that new competitors will not enter into our markets. These existing and new competitors may have greater financial and other resources than we or our fertility centers or vein clinics do. Increased competition could also make it more difficult for us to expand our business by entering into new contracts with fertility centers or opening new vein clinics.

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

Our failure to maintain effective internal control over financial reporting could lead to inaccuracies in our reported financial results.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  If our independent registered public accounting firm were to determine that a significant deficiency were to exist, or if we were otherwise unable to achieve and maintain effective internal controls on a timely basis, management would not be able to conclude that we have effective internal control over financial reporting for purposes of Section 404 of the Sarbanes-Oxley Act of 2002.  In addition, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting.  Moreover, any failure to establish and maintain effective systems of internal control and procedures may impair our ability to accurately report our financial results.  Such failures and the reporting that our system of internal controls over financial reporting was not effective could result in a restatement of our financial statements and cause investors to lose confidence in the reliability of our financial statements, which could result in a decline in our stock price.

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

We could be subject to additional income tax liabilities.

We are subject to income taxes in various states within the United States. Judgment is often required in evaluating our provision for income taxes. During the ordinary course of business, there are certain transactions for which the ultimate tax determination is uncertain. For example, certain taxing authorities may take the position that we are providing services in jurisdictions where our Partner fertility centers operate. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows.

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

From time to time, we and our Partner fertility centers and vein clinics and their physicians are parties to legal proceedings in the ordinary course of business.  We are exposed to claims of professional negligence based on services performed by our employees, including physician assistants and nurse practitioners, we well as based on our relationships with physicians providing treatments at our Partner fertility centers and vein clinics.  None of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 4.                 Reserved

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “INMD” The following table sets forth the high and low closing sales price for our common stock, as reported on the NASDAQ Global Market.

	Common Stock
	High	Low
2009
Fourth Quarter	$9.37	$7.95
Third Quarter	$10.25	$7.03
Second Quarter	$7.99	$5.81
First Quarter	$7.45	$5.60

2008
Fourth Quarter	$6.97	$4.80
Third Quarter	$8.17	$6.01
Second Quarter	$10.23	$7.07
First Quarter	$11.95	$8.50

On March 4, 2010, there were approximately 111 holders of record of the Common Stock and approximately 926 beneficial owners of shares registered in nominee or street name.

Dividend Policy

We have not paid cash dividends on our common stock during the last two fiscal years, and we currently anticipate retaining all available funds for use in the operation and expansion of the business. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We have three stock option plans which have been approved by our shareholders.  The following table sets forth certain information relative to these stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	205,685	$6.20	464,933

Equity compensation plans not approved by security holders	—	—	—

Total	205,685	$6.20	464,933

During 2009, 2008 and 2007, we issued approximately 142,000, 99,000 and 78,000 shares, respectively, of restricted common stock as deferred compensation to several of our officers and directors with an aggregate value of $978,000 $889,000 and $956,000 respectively. These shares were valued at their fair value on the date of grant, and are amortized to expense over their vesting period, which approximates the service period.

During 2008, we also issued approximately 128,000 incentive stock options to certain members of our management team. These options have a ten year life, vest over four years and had a fair value at date of grant of approximately $741,000.

During 2007, we issued 1,628,907 shares respectively, of Common Stock as a stock split effected in the form of a stock dividend to our then current stockholders. The additional shares represent splits at 25% for each year. The issuance of these shares had no direct financial impact on our results of operations or financial position and did not alter the market capitalization of our common shares outstanding.  All earnings per share amounts were restated to reflect the splits.

In 2007, the Company issued an aggregate of 336,700 shares of unregistered restricted shares of Common Stock in reliance of Section 4(2) of the Securities Act of 1933 to Kush K. Agarwal and Brian D. McDonagh in connection with the Company’s acquisition of Vein Clinics of America, Inc. on August 8, 2007. These shares had a market value of $4 million on the date of issuance.

Performance Graph

The following graph compares the cumulative 5-year total return provided to shareholders on IntegraMed America, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2004 and its relative performance is tracked through December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among IntegraMed America, Inc., The NASDAQ Composite Index
And The NASDAQ Health Services Index

$250
$200
$150
$100
$50
$0
12/04
12/05
12/06
12/07
12/08
12/09
IntegraMed America, Inc.
NASDAQ Composite
NASDAQ Health Services

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09

IntegraMed America, Inc.	100.00	147.10	209.01	199.64	117.18	137.31
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Health Services	100.00	106.30	112.25	113.33	79.24	91.44

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.  Selected Financial Data -

The following selected financial data (for the years ended December 31, 2009, 2008, 2007, 2006, and 2005) are derived from our consolidated financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. Financial information for our Vein Clinics division is included only for the period subsequent to its August 8, 2007 acquisition.  Earnings per share and average share values for the years 2006, 2005, and 2004 have been restated to reflect the 25% stock split effected in the form of a stock dividend declared in March 2007, the 25% stock split effected in the form of a stock dividend declared in May 2006, and the 30% stock split effected in the form of a stock dividend declared in May 2005.

Statement of Operations Data:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)

Revenues, net	$216,760	$198,153	$151,822	$126,320	$128,961
Costs of services incurred	195,870	179,867	136,699	113,778	116,396
Contribution	20,890	18,286	15,123	12,542	12,565
General and administrative expenses	12,155	10,654	10,537	9,380	9,973
Total other (income) expense, net	910	1,180	(120)	(378)	(192)
Income before taxes	7,825	6,452	4,706	3,540	2,784
Provision for income taxes	3,331	2,537	1,662	470	1,053
Net income applicable to Common Stock	$4,494	$3,915	$3,044	$3,070	$1,731

Basic EPS	$0.51	$0.45	$0.37	$0.38	$0.21
Diluted EPS	$0.51	$0.45	$0.36	$0.37	$0.21

Weighted average shares - basic	8,773	8,618	8,310	8,090	8,090
Weighted average shares - diluted	8,834	8,691	8,410	8,194	8,194

Balance Sheet Data:

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)

Working capital (1)	$(2,703)	$(2,447)	$(3,435)	$11,685	$6,148
Total assets	124,309	121,441	114,171	76,323	67,190
Total indebtedness	26,166	30,219	25,460	8,774	10,147
Retained Earnings (Accumulated deficit)	2,314	(2,180)	(6,095)	(9,139)	(12,209)
Total shareholders' equity	58,193	52,264	47,634	40,178	36,298

(1)	Represents current assets less current liabilities.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and related notes and the other financial information appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of events could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed under the caption “Risk Factors” and elsewhere in this report.

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

Our Fertility Centers Division is a provider network of 14 contracted fertility centers, referred to as our Partner Program, serving  16 metropolitan markets across the United States. We offer products and services to these providers designed to support the fertility center’s growth. All fertility Partners also have full access to our Consumer Services Division offerings. The division also sponsors a Council of Physicians and Scientists for fertility providers. Physicians affiliated with our Partner fertility centers obtain a portion of their malpractice insurance through ARTIC — Assisted Reproductive Technology Insurance Company, a captive insurance company which we helped organize in 2005.

Our Consumer Services Division offers our Attain IVF programs to fertility patients. The division’s Attain IVF programs are designed to make the treatment process easier and more affordable for patients. Currently, this division maintains a contracted network of  25 independent fertility centers (22 as of December 31, 2008) under its Affiliate Program, which is designed to distribute the division’s products and services to a wider group of patients than those serviced by our Partner locations.

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

Major Events Impacting Financial Condition and Results of Operations

Restatement Of Revenue Recognition For Attain IVF Refund Program:

The following information is presented here for historical reference and does not appear in the financial statements in the 2009 Form 10-K as this information has been previously presented on Form 10-K Amendment No. 3 for 2008 filed February 3, 2010 and on Form S-1 Amendment No. 2 filed February 8, 2010.  These restatements were the result of a material weakness in internal control over financial reporting as of December 31, 2008.  We have remediated this material weakness.

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

We had previously restated (see Restatement No. 1- Correction of an Error in Revenue Recognition Policy for the Attain IVF Refund Program below) certain financial statements after determining that they could not be relied upon.   Specifically, we restated our prior financial statements with respect to the correction of an error in the timing of revenue and profit recognition of $3,477,000 of the revenue related to our Attain IVF Refund Program within our Consumer Services Division for the years 2001 through 2008.  That restatement did not impact the cash flows from operations of this program or the ultimate profits to be recognized, only the timing of the revenue and profit recognition.

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

The change in our Consolidated Balance Sheet  and Consolidated Statement of Operations as of and for the twelve months ended December 31, 2008 and 2007 related to Restatement No. 2 is presented below (000’s, except per share amounts):

	Twelve Months Ending December 31,

	2008	2007

Revenue recognized from prior period	$750	$1,406
Revenue deferred to future period	0	(750)
Net change in period revenue	$750	$656

Revenue as reported	$197,403	$151,166
Net change in reported revenue	750	656
Revenue as restated	$198,153	$151,822

Income before income taxes as reported	$5,715	$4,062
Net change in reported revenue	750	656
Net change in reserve for medical costs	(13)	(12)
Income before income taxes as restated	$6,452	$4,706

Income tax provision as reported	$2,227	$1,391
Net change in income taxes from above adjustments	310	271
Income tax provision as restated	$2,537	$1,662

Net Income as reported	$3,488	$2,670
Summary of above adjustments	427	374
Net income as restated	$3,915	$3,044

Diluted earnings per share as reported	$0.40	$0.32
Change in earnings per share from above adjustments	$0.05	$0.04
Diluted earnings per share as restated	$0.45	$0.36

Current liabilities as reported	$51,126	$44,005
Cumulative effect of restatement on current liabilities	(1,513)	(1,086)
Current liabilities as restated	$49,613	$42,919

Shareholders Equity as reported	$50,753	$46,549
Cumulative effect of restatement on Shareholders Equity	1,511	1,085
Shareholders Equity as restated	$52,264	$47,634

There was no change to cash flow as a result of this restatement.

Restatement No. 1 – Correction of an Error in Revenue Recognition Policy for the Attain IVF Program.

The accompanying 2008 and 2007 consolidated financial statements have been restated to reflect the correction of an error in the revenue recognition policy for our Attain IVF Refund Program.  Our previous revenue recognition policy had generally recognized the non-refundable patient fees (generally 30% of the contract amount) as revenue upon the completion of the first treatment cycle and we now recognize the non-refundable fees based on the relationship of the relative fair value of each treatment to the total fair value of the treatment package available to each patient.  We also recognize a “warranty reserve” representing the estimated cost of services to be provided in the event a qualified patient miscarries.  This restatement does not impact the cash flows from the operations of this program or the ultimate profits to be recognized, only the timing of the revenue recognition for a portion of the fees that we collect from our customers.

The impact of the correction of the error in the timing of revenue recognition for Restatement No. 1 only, is as follows:

	2008	2007

Revenue as reported	$198,084	$151,998
Net Change in reported revenue	(681)	(832)
Revenue as restated	$197,403	$151,166

Income before income taxes as reported	$6,454	$4,952
Net change in reported revenue	(681)	(832)
Net change in reserve for medical costs	(58)	(58)
Income before income taxes as restated	$5,715	$4,062

Income tax provision as reported	$2,514	$1,695
Net change in income taxes from above adjustments	(287)	(304)
Income tax provision as restated	$2,227	$1,391

Net income as reported	$3,940	$3,257
Summary of above adjustments	(452)	(586)
Net income as restated	$3,488	$2,671

Diluted earnings per share as reported	$0.45	$0.39
Change in earnings per share from above adjustments	(0.05)	(0.07)
Diluted earnings per share as restated	$0.40	$0.32

Current liabilities as reported	$47,329	$40,946
Cumulative effect of restatement on liabilities	3,797	3,059
Current liabilities as restated	$51,126	$44,005

Shareholders’ Equity as reported	$53,158	$48,503
Cumulative effect of restatement on Shareholders’ Equity	(2,405)	(1,954)
Shareholders’ Equity as restated	$50,753	$46,549

The Cumulative Impact of Both Restatements

The cumulative effect of the corrections of errors is to decrease net income in 2008 and 2007 by ($25,000) and ($213,000), respectively.  The change in our financial statements for the years ended December 31, 2008 and 2007 for the effects of both restatements is illustrated below (000’s).

	Twelve Months Ending December 31,
	2008	2007

Net Revenue as initially recognized from prior period, first restatement	$2,796	$1,964
Revenue deferred to future period, first restatement	(3,477)	(2,796)
Revenue initially recognized from prior period, second restatement	750	1,406
Revenue deferred to future period, second restatement	—	(750)
Net change in period revenue	$69	$(176)

Revenue as initially reported	$198,084	$151,998
Net change in reported revenue, first restatement	(681)	(832)
Net change in reported revenue, second restatement	750	656
Revenue as restated	$198,153	$151,822

Income before income taxes as initially reported	$6,454	$4,952
Net change in reported revenue, first restatement	(681)	(832)
Net change in reserve for medical costs, first restatement	(58)	(58)
Net change in reported revenue, second restatement	750	656
Net change in reserve for medical costs, second restatement	(13)	(12)
Income before income taxes as restated	$6,452	$4,706

Income tax provision as initially reported	$2,514	$1,695
Net change in income taxes from above adjustments, first restatement	(287)	(304)
Net change in income taxes from above adjustments, second restatement	310	271
Income tax provision as restated	$2,537	$1,662

Net income as initially reported	$3,940	$3,257
Summary of above adjustments, first restatement	(452)	(586)
Summary of above adjustments, second restatement	427	373
Net income as restated	$3,915	$3,044

Diluted earnings per share as initially reported	$0.45	$0.39
Change in Earnings per share from above adjustments, first restatement	(0.05)	(0.07)
Change in earnings per share from above adjustments, second restatement	0.05	0.04
Diluted earnings per share as restated	$0.45	$0.36

Current liabilities as initially reported	$47,329	$40,946
Cumulative effect of restatement on current liabilities, first restatement	3,797	3,059
Cumulative effect of restatement on current liabilities, second restatement	(1,513)	(1,086)
Current liabilities as restated	$49,613	$42,919

Shareholders Equity as initially reported	$53,158	$48,503
Cumulative effect of restatement on Shareholders Equity, first restatement	(2,405)	(1,954)
Cumulative effect of restatement on Shareholders Equity, second restatement	1,511	1,085
Shareholders Equity as restated	$52,264	$47,634

Our new revenue recognition policy, as more fully explained in Note 2 to our Form 10-K – “Summary of Significant Accounting Policies” changes the timing of revenue recognition for non-refundable fees, and it aligns it more closely to the underlying treatment cycles delivered to the patients.

The financial statements, schedules and related footnotes reflect included herein reflect these restatements.

2009

On December 1, 2009, we acquired the rights to supply a complete range of business, marketing and facility services to three new Partner fertility centers in the western United States; the Idaho Center for Reproductive Medicine, the Nevada Center for Reproductive Medicine and the Utah Fertility Center, based in Boise, Idaho, Reno, Nevada and Prove, Utah respectively. The Idaho and Nevada fertility centers are established centers with the Utah center scheduled to begin seeing patients in early 2010. Under the terms of these 25-year agreements, our service fees are comprised of a fixed percentage of revenues, reimbursed costs of services, and an additional fixed percentage of each center’s earnings. We also committed up to $1.0 million to fund any necessary capital needs of the practices.

On October 28, 2009, management concluded and subsequently reported to the audit committee of our board of directors that our audited consolidated financial statements as of December 31, 2007 and 2008 and for the years ended December 31, 2006, 2007 and 2008 should no longer be relied upon and should be restated for the correction of errors due to an understatement in revenue recognized in connection with our Attain IVF Refund Program (formerly our Shared Risk Refund Program).  As a result, we restated our audited consolidated financial statements as of December 31, 2007 and 2008 and for the years ended December 31, 2006, 2007 and 2008 with respect to the revenue recognized for our Attain IVF Refund Program within our Consumer Services Division.  The financial data included in this Form 10-K reflects this restatement.

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

2008

From June 2008 through March 2009, our 2007 annual and our 2008 periodic interim Securities and Exchange Commission reports were the subject of a standard comment and review process by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. The application of generally accepted accounting principles to our Attain IVF Refund Program’s multiple element revenue arrangements is complex and management’s interpretation of the applicable authoritative literature related to the timing of the recognition of the fair value of revenues for the non-refundable portion of the Attain IVF Refund Program fees differed from that of the Securities and Exchange Commission, which caused us to re-evaluate our revenue recognition policies. As a result, we restated our prior financial statements for the correction of an error with respect to the timing of revenue recognition for our Attain IVF Refund Program within our Consumer Services Division. Our previous revenue recognition policy had generally recognized the non-refundable patient fees (generally 30% of the contract amount) as revenues upon the completion of the first treatment cycle. We now recognize the non-refundable fees based on the relationship of the fair value of each treatment to the total fair value of the treatment package available to each patient. We also recognize a “warranty reserve” representing the estimated cost of services to be provided in the event a qualified patient miscarries, as well as a reserve for potential refunds should a patient elect to discontinue participation in the program prior to full treatment. This restatement does not impact our cash flows from operations or the ultimate profits from our Attain IVF Refund Program, only the timing of the revenue recognition for the non-refundable portion of the Attain IVF Refund Program fees paid by patients.  The financial data included in this Form 10-K reflects this restatement.

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

On March 19, 2007, we declared a 25% common stock split effected in the form of a common stock dividend for all holders of record as of April 13, 2007. As a result of this dividend, 1,628,907 new shares of common stock were issued on the payment date of May 4, 2007. No fractional shares were issued as all fractional amounts were rounded up to the next whole share. All weighted average shares outstanding and earnings per share calculations in this Form 10-K have been restated to reflect this common stock dividend.

Subsequent Events

On February 12, 2010, we announced that we priced a public offering of 2,800,000 (including the over allotment) shares of common stock at a price to the public of $7.50 per share, of which 2,300,000 shares were offered through Piper Jaffray & Co., which acted as book-running manager and Dougherty & Company LLC, which acted as co-manager; and 500,000 shares were sold directly to IAT Reinsurance Company Ltd., our largest stockholder.

Approximately $19 million of net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses, are intended to be used to accelerate the addition of new partner fertility centers, accelerate the pace of new vein clinic openings in 2010, and for general working capital and other corporate purposes.  The offering closed on February 18, 2010.

On February 4, 2010, we announced the addition of Tennessee Reproductive Medicine as an affiliate and that they will begin offering our Attain™ IVF programs.

On January 12, 2010, we announced plans to open a new vein clinic in Chevy Chase, Maryland in early May 2010. This will be the 36th clinic in our Vein Clinics Division and our seventh clinic in the greater Baltimore/Washington D.C. region.

On January 8, 2010, we announced plans to open a new vein clinic in Columbia, Maryland in mid-2010. This will be the 35th clinic in our Vein Clinics Division and will add interventional radiology treatments to the full range of vein treatments provided at our existing vein clinics, enabling patients to undergo a host of additional procedures. Interventional radiology involves minimally invasive procedures performed using image guidance. Adding interventional radiology will allow this vein clinic to offer patients more high value and complex vascular procedures including uterine fibroid embolization, as well as procedures for varicoceles and pelvic congestion, among others.

Significant Accounting Policies and Use of Estimates

Our significant accounting policies are described in Note 2 of our consolidated financial statements included elsewhere in this Form 10-K.

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

Results of Operations

The following table shows the percentage of net revenues represented by various expenses and other income items reflected in our statements of operations for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Revenues, net:
Fertility Centers	67.0%	69.9%	79.8%
Consumer Services	9.6%	10.0%	10.8%
Vein Clinics	23.4%	20.1%	9.4%
Total revenues	100.0%	100.0%	100.0%

Costs of services incurred:
Fertility Centers	61.7%	64.7%	73.2%
Consumer Services	7.2%	7.3%	8.1%
Vein Clinics	21.5%	18.8%	8.7%
Total costs of service	90.4%	90.8%	90.0%

Contribution:
Fertility Centers	5.3%	5.2%	6.6%
Consumer Services	2.4%	2.7%	2.7%
Vein Clinics	1.9%	1.3%	0.7%
Total contribution	9.6%	9.2%	10.0%

General and administrative expenses	5.6%	5.4%	6.9%
Interest income	(.1)%	(.2)%	(.8)%
Interest expense	.5%	.8%	.8%
Total other expenses	6.0%	6.0%	6.9%

Income from operations before income taxes	3.6%	3.2%	3.1%
Income tax provision	1.5%	1.2%	1.1%
Net income	2.1%	2.0%	2.0%

(1)      Our Vein Clinics Division began operations on August 8, 2007 with our purchase of VCA.

Year Ended December 31, 2009 as Compared to Year Ended December 31, 2009

For the year ended December 31, 2009, total revenues of $216.8 million increased approximately $18.6 million, or 9.4%, from the same period in 2008. Approximately $10.6 million of this increase was generated by our Vein Clinics Division, $6.9 million from our Fertility Centers Division and $1.1 million from our Consumer Services Division. The increase in revenues in each of our divisions is attributed to the following:

In our Fertility Division: The increase was the result of a $2.8 million rise in same-center revenues as well as $4.1 million of incremental revenues from the addition of new Partner contracts in April, July 2008 and December 2009.

In Our Consumer Division: The increase of $1.1 million is due primarily to a combination of increased cycle volumes, slightly higher success rates in 2009 as compared to 2008.

In our Vein Clinics Division: Two new vein clinics opened during the first quarter of 2009, which, accounted for $1.7 million of our Vein Clinics Division’s increase, the five clinics opened throughout 2008 accounted for $6.1 million of the increase with the remaining $2.8 million generated by legacy clinics.

For the year ended December 31, 2009, contribution increased from $18.3 million in the comparable period of 2008 to $20.9 million in 2009, or an increase of 14.2%, driven primarily by growth in our Fertility Centers and Vein Clinics divisions.

Year Ended December 31, 2008 as Compared to Year Ended December 31, 2007

For the year ended December 31, 2008, total revenues of $198.2 million increased approximately $46.3 million, or 30.5%, from the year ended December 31, 2007. We experienced year-over-year organic revenue increases in both of our fertility business segments. Our Fertility Centers Division revenues increased as a result of growth within our existing medical practices, as well as the addition of two new Partner arrangements and the full year of results of a Partner added in the third quarter of 2007. Expansion continued in our Consumer Services Division, driven by the continued expansion of our Attain IVF Refund Program. In addition to growth in our two fertility segments, our performance for the year ended December 31, 2008 included full year results from our Vein Clinics Division which was purchased on August 8, 2007.

For the year ended December 31, 2008, total contribution of $18.3 million was up approximately $3.2 million, or 20.9%, from the year ended December 31, 2007. Increased contribution in our Fertility Centers Division in 2008 was the result of increased profitability in our platform of existing centers as well as the addition of contract acquisition related results. The continued growth of our Attain IVF Refund Program and full year results from our Vein Clinics Division were also major contributors to the improvement.

A Segment-by-Segment Discussion is Presented Below:

Fertility Centers Segment

In providing clinical care to patients, each of our Partner fertility centers generates patient revenues which we do not report in our financial statements. Although we do not consolidate the Partner fertility center practice financials with our own, these financials do directly affect our revenues.

The components of our revenues from most of the Partner fertility centers are:

•
A base service fee calculated as a percentage of patient revenues as reported by the Partner fertility center (this percentage generally varies from 6% down to 3% depending on the agreement and the level of patient revenues);

•
Cost of services equal to reimbursement for the expenses which we advanced to the Partner fertility center during the month (representing substantially all of the expenses incurred by the center, except physician compensation); and

•
Our additional fees which represent our share of the net income of the Partner fertility center (which varies from 10% to 20% or a fixed amount depending on the underlying center, subject to limits in some circumstances).

However, our revenues from our Fertility Centers of Illinois, S.C. (“FCI”) Partner fertility center are not based on this three-part structure. Rather, effective as of November 1, 2009, our revenues from FCI are generally equal to the operating expenses associated with managing FCI’s medical practice plus 9.5% of such expenses. Our revenues from FCI prior to November 1, 2009 were, pursuant to our current Partner agreement with FCI, set at a fixed annual amount paid monthly.

In addition to these revenues generated from our fertility centers, we often receive miscellaneous other revenues related to providing services to medical practices. From the total of our revenues, we subtract the annual amortization of our business service rights under most agreements, which are the rights to provide business services to each of the centers.

During 2009, our Fertility Centers Division revenues increased by $6.9 million, or 5.0%, relative to the same period in the prior year. This increase was the result of a $2.8 million rise in same-center revenues as well as $4.1 million of incremental revenues from the addition of new Partner contracts in April 2008, July 2008 and December 2009. These increases are net of the reduction in business at one of our top fertility centers in the Midwest as a result of termination of a contract with one of the center’s third-party payors, as well as a slight moderation in demand that we believe is attributable to the prolonged recession. Contribution from this facility in 2008 was approximately $2.3 million and this third-party payor represented approximately 20% of this contribution or approximately $460,000.

Fertility Centers Division contribution for the year ended December 31, 2009 rose $1.4 million, or 13.6%, from the prior year period based on a 5.0% rise in revenues. During 2009, $0.3 million of contribution was attributable to our new Partner Fertility centers and $1.1 million was attributable to our legacy centers. The rise in contribution, along with improved operating margins, are the result of division wide cost control measures implemented early in 2009.

Fertility Centers Division revenues in the year ended December 31, 2008 increased by $17.4 million, or 14.3%, from the year ended December 31, 2007. This compares to an increase of $8.3 million, or 7.4%, for the year ended December 31, 2007 versus the year ended December 31, 2006. During 2008 and 2007, growth was largely attributable to same center year-over-year growth in our network of underlying medical practices. Influencing this growth is our focus on increasing patient revenues through effective multi-faceted marketing programs, as well as our continued focus on expense management, which drives operational efficiency and higher contribution margins. Revenues for the year ended December 31, 2008 also benefited from:

•	the inclusion of a new fertility Partner in Mount Pleasant, South Carolina, which contributed $3.5 million to our net revenues from its addition in April 2008 through December 31, 2008;

•	full year results from our Orlando, Florida Partner added in September 2007; and

•	the full year impact from the expansion of Shady Grove into the Baltimore, Maryland market in July 2007.

In July 2008, we also entered into a 25-year contract with Arizona Reproductive Medicine Specialists, based in Phoenix, Arizona. Under the terms of this agreement, we phased in the implementation of our full suite of Partner services over time. Under this arrangement, our fees were originally calculated as a fixed percentage of the center’s revenues with an option to expand into our standard three-tiered fee structure, in line with expanded Partner services, based upon the center meeting certain performance targets. We exercised this option on April 1, 2009.

Fertility Centers Division contribution of $10.2 million for the year ended December 31, 2008 increased approximately $200,000, or 2.0%, from prior year levels. Although this segment experienced revenue growth of 14.3% in 2008, versus the prior year, margin growth was tempered by additional division level infrastructure investments. These investments, which totaled $1.2 million during 2008, were designed to support continuing growth and new contract acquisitions within this segment.

The table below illustrates the components of the Fertility Centers Division revenues in relation to the Partner fertility center practice financials for the years ended December 31, 2009, 2008 and 2007 (in thousands):

		Year ended December 31,
		2009	2008	2007

	Partner Fertility Center Financials
(a)	Patient revenue	$203,898	$192,380	$168,653
(b)	Cost of services	130,615	125,156	109,132
(c)	Base service fee	9,562	8,798	7,791
(d)	Practice contribution (a-b-c)	63,721	58,426	51,730
(e)	Physician compensation	57,419	52,863	46,678
(f)	IntegraMed additional fee	6,302	5,563	5,052

	IntegraMed Financials
(g)	IntegraMed gross revenue (b+c+f)	146,479	139,517	121,975
(h)	Amortization of business service rights	(1,295)	(1,300)	(1,343)
(i)	Other revenue	125	223	446
(j)	IntegraMed fertility services revenue (g+h+i)	$145,309	$138,440	$121,078

(i) Other revenue includes administrative fees we receive from ARTIC, the captive insurance company, fees from Arizona Reproductive Medicine Specialists as well as other miscellaneous fees.

The following summarized quarterly data for the years ended December 31, 2009, 2008 and 2007 is presented for additional analysis and demonstration of the slight seasonality of our Fertility Centers Division. New patients visits are an indicator of initial patient interest in fertility treatment and IVF cases completed are an indicator of billable charges. IVF cases completed in the fourth quarter of each year are typically lower, as many patients do not wish to undergo the IVF procedure during the year end holidays. Contributing to the lower number of IVF cases completed are voluntary laboratory closures at year end at several of our labs in order to undergo normal maintenance (in thousands, except new patient visits and IVF cases completed).

	Period Ended December 31, 2009
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$36,284	$37,290	$35,964	$35,771	$145,309

Contribution	$2,640	$3,057	$2,979	$2,927	$11,603
New Patient Visits	7,554	7,089	7,063	6,460	28,166
IVF Cases Completed	3,533	3,547	3,424	3,231	13,735

	Period Ended December 31, 2008
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$32,746	$35,051	$36,505	$34,138	$138,440

Contribution	$2,304	$2,570	$2,743	$2,599	$10,216
New Patient Visits	6,765	7,093	7,186	7,173	28,217
IVF Cases Completed	3,141	3,314	3,474	3,219	13,148

	Period Ended December 31, 2007
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$29,092	$29,728	$31,046	$31,212	$121,078

Contribution	$2,315	$2,526	$2,714	$2,464	$10,019
New Patient Visits	5,917	5,867	5,930	6,279	23,993
IVF Cases Completed	3,038	3,088	3,069	2,971	12,166

Consumer Services Segment

Revenues from our Consumer Services Division increased by 5.4%, or $1.1 million, for the year ended December 31, 2009 versus the same period in the prior year. Attain IVF Refund Program revenues accounted for approximately 93.8% of the division’s revenues during 2009, up slightly from approximately 93.1% for the same period in 2008. Patients enrolled in our Attain IVF Refund Program pay us an up-front fee (deposit) in return for up to six treatment cycles (consisting of three fresh IVF cycles and three frozen embryo transfers). Any non-refundable portion of these fees is recognized as revenue, based on the relative fair value of each treatment cycle completed relative to the total fair value of the contracted treatment package available to the patient. The refundable portion of the program contract amount is recognized as revenue when the patient becomes pregnant. At the time of pregnancy, we establish a reserve for future medical costs should the patient miscarry and require additional contracted treatment cycles. The two main factors that impact Attain IVF Refund Program financial performance are:

•	the number of patients enrolled and receiving treatment, and

•	clinical pregnancy rates.

Patients enrolled in our Attain IVF Multi-Cycle Program pay us a single fee, which is slightly less than the average cost of two fresh IVF cycles, in return for up to four treatment cycles (consisting of two fresh IVF cycles and two frozen embryo transfers). Our Attain IVF Multi-Cycle Program offers a refund ranging from 10% to 85% of the contract amount depending on where in the process either we or the patient elects to terminate the program, as long as termination is prior to a second fresh IVF cycle. With respect to our Attain IVF Multi-Cycle Program, we recognize a pro rata share of the contract amount as revenue as each treatment cycle is completed. The refundable portion of the program contract amount is recognized as revenue when the patient becomes pregnant. Under such revenue recognition methodology, we never recognize more revenue than the potential refundable amount under the program. At the time of pregnancy, we establish a reserve for future medical costs should the patient miscarry and require additional contracted treatment cycles. The main factor that impacts Attain IVF Multi-Cycle Program financial performance is the number of patients enrolled and receiving treatment.

During the second quarter of 2009, the loss of a primary third-party lender that provided financing programs for Attain IVF patients and a general tightening of credit standards and higher interest rates caused a decline in new patient enrollments that adversely affected the program.  In October 2009, we entered into a referral agreement with a new third-party lender to provide financing options for Attain IVF patients, as well as for certain other fertility treatments.

Contribution from our Consumer Services Division for the year ended December 31, 2009 was $5.2 million versus $5.4 million in the year earlier period. This decrease reflects slowing enrollments into the program resulting in part from disruptions in the credit markets which occurred during 2009, which made it more difficult for patients to finance treatments.

Our Affiliate Program generated revenues of $1.2 million during 2009, about even with that of the prior year period. Although our Affiliate Program produces revenues on a stand alone basis, the primary value of the Affiliate Program is to serve as a distribution channel for our Attain IVF programs and as an introduction to our services for medical practices that may become full fertility Partners. As of December 31, 2009, this network was comprised of 25 independent fertility centers, 3 more than the year earlier period.

Pharmaceutical revenues for the year ended December 31, 2009 were $40,000 down from $150,000 for the same period in the prior year. Our pharmaceutical revenues are comprised of marketing support fees we earn based upon underlying product margin as reported by a third-party pharmaceutical distributor. Over the past several years we have seen flat or declining revenues due to pharmaceutical cost increases which the distributor has been unable to pass on to the consumer as a result of competitive pressures. We view these pricing and margin developments as longer-term structural elements within the pharmaceutical market and do not expect significant improvement during 2009. As such we did not renew our contract with the third-party distributor when it expired on June 30, 2009 and we anticipate no further revenues from this source during 2010 and beyond.

For the year ended December 31, 2008, revenues of $18.4 million from our Attain IVF Refund Program represented approximately 93.1% of our Consumer Services Division revenues. This compares to revenues of $15.1 million, or 91.8%, of Consumer Services Division revenues in 2007. Revenue growth in our Attain IVF Refund Program of $3.3 million, or 21.8%, in 2008 compared to 2007 was the result of enrolling more patients into the program and increasing patient throughput by maintaining high pregnancy success rates. From the beginning of 2005 through the end of 2009, while pregnancy success rates have either been maintained or increased, enrollments in our Attain IVF Refund

Program grew at a compound annual rate of 33.3%. Because the patients in our Attain IVF Refund Program prepay for their suite of services, and a significant portion of the fees received by us are not recognized until the patient achieves pregnancy, our Attain IVF Refund Program deposits and deferred revenue balance continues to grow each year the number of enrolled patients grows. Our Affiliate Program generated revenues of $1.2 million for the year ended December 31, 2008, which is approximately unchanged from the years ended December 31, 2007 and 2006. During 2008, four independent fertility centers joined our Affiliate Program and two left in Partner related transactions for a net increase of two centers. For the year ended December 31, 2007, our Affiliate Program had a net reduction of one center as one practice moved to our Partner Program.

Our Affiliate Program generated revenues of $1.2 million for the year ended December 31, 2008, which is approximately unchanged from the years ended December 31, 2007 and 2006. During 2008, four independent fertility centers joined our Affiliate Program and two left in Partner related transactions for a net increase of two centers. For the year ended December 31, 2007, our Affiliate Program had a net reduction of one center as one practice moved to our Partner Program.

Pharmaceutical revenues of $154,000 for the year ended December 31, 2008 were approximately equal to pharmaceutical revenues for the year ended December 31, 2007, and down from $400,000 in 2006 due to the pharmaceutical cost increases discussed above.

Contribution from our Consumer Services Division grew by $1.3 million to $5.4 million for the year ended December 31, 2008 versus a contribution of $4.1 million in the year ended December 31, 2007. This growth was driven by our Attain IVF Refund Program in which the two key profitability metrics, the number of patients receiving treatment and pregnancy success rates, showed year-over-year improvement in 2008 versus 2007.

The following summarized Consumer Services Division quarterly data for the years ended December 31, 2009, 2008 and 2007 is presented for additional analysis and demonstration of the fluctuations of enrollments and pregnancies in our Attain IVF Programs (in thousands, except enrollments and pregnancies).

	Period Ended December 31, 2009
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$5,226	$5,004	$5,013	$5,583	$20,826

Contribution	$1,513	$1,161	$1,068	$1,445	$5,187
Enrollments	253	239	288	283	1,063
Pregnancies	212	199	175	194	780

	Period Ended December 31, 2008
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$4,196	$4,807	$5,364	$5,396	$19,763

Contribution	$1,235	$1,446	$1,352	$1,386	$5,419
Enrollments	212	280	307	250	1,049
Pregnancies	167	189	217	205	778

	Period Ended December 31, 2007
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$3,235	$4,179	$4,557	$4,489	$16,460

Contribution	$751	$1,125	$1,171	$1,077	$4,124
Enrollments	250	241	247	222	960
Pregnancies	114	167	173	183	637

Vein Clinics Segment

Revenues in this segment are generated from direct billings to patients or their insurer for vein disease treatment services and these revenues are consolidated directly into our financials.

Revenues for the year ended December 31, 2009 were $50.6 million, up 26.7%, or $10.7 million from 2008. During the 2009, we opened new vein clinic locations in Cincinnati and Cleveland, marking our entry into the State of Ohio and these two markets. These additional clinics brought our total number of vein clinics to 34. The two new vein clinics opened in 2009 accounted for $1.7 million of our Vein Clinics Division’s revenue increase, the five clinics opened throughout 2008 accounted for $6.1 million of the increase with the remaining $2.8 million generated by legacy clinics.

For 2009, Vein Clinics Division contribution of $4.1 million, or 8.1% of Vein Clinics Division revenues, compared to contribution of $2.7 million, or 6.7% of Vein Clinics Division revenues, for 2008. The improved performance for the 2009 is largely attributable to the additional operational and marketing infrastructure put in place during 2008, combined with increased revenue from both new and previously operated clinics. The infrastructure improvements allowed the division to conduct ongoing direct-to-consumer marketing initiatives and provided the resources necessary to service the resulting increase in patient flow.

Revenues for the year ended December 31, 2008 were approximately $40.0 million versus partial year revenues of $14.3 million in 2007. Revenues for the year ended December 31, 2007 represent operating results only since VCA was purchased on August 8, 2007.

For the year ended December 31, 2008, contribution from our Vein Clinics Division of $2.7 million was up $1.7 million from 2007. Year versus year comparisons for this segment are not directly comparable as 2007 results only include contribution generated since we acquired this segment in August 2007.

We continue to target the opening of additional new vein clinics in locations across the United States during 2010 and future years, however this pace could be affected by challenges in physician recruitment. To address this issue we have assembled a physician recruitment task force to develop a strategy and plan to raise the profile of the vein care career opportunity to high-quality physicians across the United States.

New consultations, which are an indication of patient interest in vein care treatment, rose 43% for the year ended December 31, 2009 versus the year earlier period. First leg starts, which signify the beginning of a billable treatment cycle, rose 31.8% for the year ended December 31, 2009 versus the year earlier period. We have included the results of VCA in our financial statements since the date of its acquisition on August 8, 2007. Vein Clinics Division quarterly data for the years ended December 31, 2009, 2008 and 2007 appear below (in thousands, except first leg starts).

	Period Ended December 31, 2009
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$10,846	$13,821	$12,621	$13,337	$50,625

Contribution	$754	$1,282	$995	$1,069	$4,100
First Leg Starts	1,574	2,085	1,959	1,590	7,208
Total procedures	2,578	3,499	3,215	2,847	12,319

	Period Ended December 31, 2008
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$8,842	$10,062	$10,360	$10,686	$39,950

Contribution	$322	$713	$892	$724	$2,651
First Leg Starts	1,208	1,572	1,500	1,187	5,467
Total procedures	2,035	2,615	2,489	2,116	9,273

	Period Ended December 31, 2007
		Q1		Q2	Q3		Q4	Total
Revenues, Net	$	N/A	$	N/A	$8,283		$9,704	$17,987

Contribution	$	N/A	$	N/A	$(1,704)		$438	$(2,166)
First Leg Starts		N/A		N/A	1,266	(1)	1,127	2,393
Total procedures		N/A		N/A	1,916	(1)	1,878	3,794

(1)	Includes the period from July 1, 2007 through August 7, 2007, which is prior to the VCA acquisition.

General and Administrative Expenses

General and administrative expenses are comprised of salaries and benefits, administrative, regulatory compliance and operational support costs defined as our Shared Services group, which are not specifically related to individual center or clinic operations or other product offerings.

General and administrative expenses totaled $12.2 million for the  year ended December 31, 2009, an increase from the $10.7 million recognized in the prior year. The increased general and administrative expenses in 2009 is attributable to higher service and infrastructure activities designed to provide operational support to our three growing business segments. We measure our performance in part by relating general and administrative expenses to operating contribution. For the year ended December 31, 2009, general and administrative expenses were 58.2% of contribution compared to a ratio of 58.3% for the year ended December 31, 2008.

General and administrative expenses totaled $10.7 million in 2008 and $10.5 million in 2007. For the year ended December 31, 2008, general and administrative expenses were 58.3% of contribution as compared to 69.7%  in 2007. We continue to actively manage general and administrative expenses in an effort to leverage our Shared Services group and extract economies of scale as those opportunities arise.

Interest

Net interest expense was $0.9 million for the year ended December 31, 2009 as compared to net interest expense of $1.2 million for 2008. The reduction in net interest expense for the year is the result of scheduled debt repayments which reduced our outstanding loan balances combined with lower market interest rates on certain portions of the remaining balances.

Net interest expense for the year ended December 31, 2008 totaled $1.2 million, compared to net interest income of $0.1 million for the year ended December 31, 2007. The change in net interest income/expense between 2008 and 2007 is primarily the result of utilizing cash on hand and additional borrowings as the principal means of financing our acquisition of VCA in August 2007. This acquisition used approximately $14 million of cash from our balance sheet in addition to $17 million of new borrowings.

Subject to interest rate fluctuations and any changes to our credit arrangements, we anticipate interest expense to decrease gradually in the coming quarters as scheduled debt repayments reduce our outstanding principal balances.

Income Tax Provision

Our provision for income tax was approximately $3.3 million, $2.5 million and $1.7 million for the three years ended December 31, 2009, 2008 and 2007 respectively, or 42.6%, 39.3% and 35.3% of pre-tax income, respectively. Our effective tax rates for all years reflect provisions for both federal and state income taxes. The lower effective tax rate of 35.3% for the year ended December 31, 2007 was mainly due to benefits received from tax-exempt interest income. We expect the effective tax rate to approximate 42% in 2010.

In July 2006, guidance on accounting for uncertainty in income taxes clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  We adopted this guidance on January 1, 2007, and the adoption did not have a material impact on our financial statements.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2007 through 2009 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. A federal income tax examination for tax years through 2006 was completed during 2008 resulting in no adjustment to our income tax liability. For state tax purposes, our 2004 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations for many of the jurisdictions in which we operate.

Off-Balance Sheet Arrangements

Current accounting guidance addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance is effective for reporting periods after January 1, 2010. Both sets of guidance require continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires consolidation if the enterprise has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and is the primary beneficiary or obligor of the VIE.As of December 31, 2009, through the acquisition of Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary and obligor of their financial results (our contract provides for us to receive any excess or deficit profits from the vein clinics). As such we have consolidated these vein clinic operations in our financial statements.  Since we do not have any financial interest in the individual fertility centers and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit profits), we do not consolidate the results of the fertility centers in our accounts. Also, since we do not have a controlling interest in the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.

Liquidity and Capital Resources

As of December 31, 2009, we had approximately $28.9 million in cash and cash equivalents on hand as compared to $28.3 million at December 31, 2008. We had a working capital deficit of approximately $2.7 million, at December 31, 2009, approximately in line with the deficit of $2.4 million as of December 31, 2008.

On February 12, 2010, we announced that we priced an underwritten public offering of 2,800,000 shares of our common stock at an offering price of $7.50 per share.  This offering raised approximately $17 million in proceeds after underwriting discounts and expenses related to the offering.  The offering closed on February 18,2010.

Attain IVF deferred revenue and other patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of potential future revenues. These deposits totaled approximately $13.4 million and $11.2 million as December 31, 2009 and 2008, respectively. The change in deposit level is a function of patient enrollments into the program, less patient through-put into our treatment programs. These deposits are a significant source of cash flow and represent interest-free financing for us.

As of December 31, 2009, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements.  However we anticipate capital acquisition totaling $4.9 million during the upcoming twelve months.  These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements. We believe that working capital, specifically cash and cash equivalents, including an additional $17 million raised in February 2010 from our underwritten offering, remains at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

In August, 2007, we entered into a new financing arrangement with Bank of America and secured a $25 million five-year term loan. After deducting the outstanding balance of $7.7 million on our previous loan amount, interest and fees, our net funding from Bank of America was $17.0 million. In order to mitigate the interest rate risk associated with this term loan, we also entered into an interest rate swap agreement on 50% of the principal amount effectively fixing the interest rate at 5.39%, plus the applicable margin, on that portion of the loan. Our swap agreement matures in August 2010 and our term loan matures in August 2012. We deem this hedge to be highly effective over its term to maturity as it shares the same amortization schedule as the underlying debt subject to the hedge and any change in fair value inversely mimics the appropriate portion of the hedged item. At the expiration of the swap agreement, or amendment to the term loan, which ever occurs first, we will re-evaluate our hedge position and modify our disclosures as necessary.

Each component of our amended credit facility bears interest by reference, at our option, to Bank of America’s prime rate minus a margin or to LIBOR plus a margin. The margin is dependent upon a leverage test, ranging from 2.00% to 2.75% in the case of LIBOR-based term loans and 0.00% to 0.50% in the case of prime-based term loans. Interest on the revolving line of credit is at the prime rate less up to 0.50% or at LIBOR plus 1.50% to 2.50%, depending on a leverage test. Interest on the prime-based loans became payable quarterly beginning on November 8, 2007 and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2009, interest on the term loan was payable at a rate of approximately 2.71%.

Other features of this credit facility include a $10 million five-year revolving line of credit. Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement.  As of December 31, 2009 under the revolving line of credit the full amount of $10.0 million was available, of which $7.5 million was outstanding. Unused amounts under the working capital revolver bear a commitment fee of 0.25% and are payable quarterly.

Our Bank of America credit facility is collateralized by substantially all of our assets.  As of December 31, 2009, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1 — 3 Years	4 — 5 Years	After 5 Years
	(in thousands)

Notes payable	$18,142	$3,755	$14,387	$—	$—
Line of credit outstanding	7,500	7,500	—	—	—
Capital lease obligations	218	89	129	—	—
Interest on debt	2, 187	1,142	1,045	—	—
Operating leases	68,584	10,339	29,746	7,050	21,449
Fertility Partners capital and other obligations (1)	4,901	4,901	—	—	—

Total contractual cash obligations	$101,532	$27,726	$45,307	$7,050	$21,449

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 — 3 Years	4 — 5 Years	After 5 Years
	(in thousands)

Unused lines of credit	$2,500	$—	$2,500	$—	$—

Includes planned, but not yet legally committed capital expenditures at our Fertility Partner Practices

We also have commitments to provide working capital financing to member centers in our Fertility Centers Division that are not included in the above table. A significant portion of these commitments relate to our transactions with the medical practices themselves. Our responsibilities to the these medical practices are to provide financing for their accounts receivable and to hold patient deposits on their behalf, as well as undistributed physician earnings. Disbursements to the medical practices generally occur monthly. The medical practice’s repayment hierarchy consists of the following:

•	We provide a cash credit to the practice for billings to patients and insurance companies;

•	We reduce the cash credit for center expenses that we have incurred on behalf of the practice;

•	We reduce the cash credit for the base portion of our service fee which relates to the Partner revenues;

•	We reduce the cash credit for the variable portion of our service fee which relates to the Partner earnings; and

•	We disburse to the medical practice the remaining cash amount which represents the physician’s undistributed earnings.

We are also responsible for the collection of the Partner accounts receivables. We continuously fund these needs from our cash flows from operations, the collection of prior months’ receivables and deposits from patients in advance of treatment. If delays in repayment are incurred, which have not as yet been encountered, we could draw on our existing revolving line of credit. We also make payments on behalf of the Partner for which we are reimbursed in the short-term. Other than these payments, as a general course, we do not make other advances to the medical practices. We have no other funding commitments to the Partner centers.

Recently Issued Accounting Pronouncements

Please see Note 2 (under the subheading “Recently Issued Accounting Pronouncements”) of the notes to our consolidated financial statements included elsewhere in this Form 10-K for a discussion on recently issued accounting pronouncements.

ITEM 7a.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business our interest income and expense items are sensitive to changes in the general level of interest rates. During the third quarter of 2007 we entered into an interest rate swap agreement designed to hedge 50% of our $25 million variable interest rate term loan maturing in 2012. As a result of this swap transaction we have partially shielded ourselves from a portion of the interest rate risks associated with that portion of the term loan, as the swap transaction essentially converts that portion of the term loan to a fixed rate instrument at 5.39% plus the applicable margin through the maturity of the swap agreement in August 2010. We are currently subject to interest rate risks associated with the remaining 50% of our term loan, as well as our short term investments and certain advances to our fertility centers, all of which are tied to either short term interest rates, LIBOR or the prime rate. As of both December 31, 2008 and 2009, a 1% change in interest rates would have impacted our pre-tax income by approximately $100,000 annually.

ITEM 8.  Financial Statements and Supplementary Data

See Index to Financial Statements on Page F-1.

ITEM 9.  Changes in and disagreements with accountants on Accounting and financial Disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the framework set forth in the report entitled, “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The Company’s independent registered certified public accounting firm, Amper, Politziner & Mattia LLP, has audited our internal control over financial reporting as of December 31, 2009 as stated in their report which appears on page F-2 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(b) Changes in internal controls.

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

The other information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2009 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the captions “Election of Directors for a Term of One Year”, “Section 16 (a) Beneficial Ownership Reporting Compliance” and “Committees of the Board”.

ITEM 11.                      Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2010 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the captions “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2010 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption “Security Ownership”.

ITEM 13.                      Certain Relationships, Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2010 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption “Certain Relationships and Related Transactions”.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2010 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption “Independent Public Registered Accounting Firm”.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedule

(a)	(1)	Financial Statements
	(2)	The exhibits that are listed on the Index to Exhibits herein which are filed as 21.1; 23.1; 31.1; 31.2; 32.1 and 32.2

(b)		Exhibits. The list of exhibits required to be filed with Annual Report on Form 10-K is set forth in the Index to Exhibits herein.

FINANCIAL STATEMENTS

Item 8 and 15 (a)(1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of IntegraMed America, Inc.

We have audited the accompanying consolidated balance sheets of IntegraMed America, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  We also have audited IntegraMed America, Inc.‘s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  IntegraMed America, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying consolidated financial statements.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IntegraMed America, Inc. as of  December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, IntegraMed America, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Amper, Politziner & Mattia, LLP.
Edison, New Jersey
March 10, 2010

PART I — FINANCIAL INFORMATION
Item 1.                     Consolidated Financial Statements
INTEGRAMED AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(all dollars in thousands, except share amounts)

	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$28,865	$28,275
Patient and other receivables, net	6,964	6,681
Deferred income taxes	2,883	5,744
Prepaids and other current assets	7,653	6,466
Total current assets	46,365	47,166

Fixed assets, net	16,705	16,618
Intangible assets, Business Service Rights, net	24,210	21,956
Goodwill	30,334	29,478
Trademarks	4,442	4,442
Other assets	2,253	1,781
Total assets	$124,309	$121,441

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,846	$2,853
Accrued liabilities	15,119	17,818
Current portion of long-term notes payable and other obligations	11,317	11,351
Due to Fertility Medical Practices	6,424	6,354
Attain IVF Refund Program deferred revenue and other Patient Deposits	13,362	11,237
Total current liabilities	49,068	49,613

Long-term notes payable and other obligations	14,849	18,868
Deferred income and other tax liabilities	2,199	696
Total Liabilities	66,116	69,177

Commitments and Contingencies

Shareholders' equity:
Common Stock, $.01 par value – 15,000,000 shares authorized at December 31, 2009 and 2008, 8,831,558 and 8,668,376 shares issued and outstanding on December 31, 2009 and 2008 respectively	88	87
Capital in excess of par	56,354	54,943
Other comprehensive loss	(188)	(375)
Treasury stock, at cost – 46,408 and 22,682 shares in 2009 and 2008, respectively	(375)	(211)
Retained Earnings (Accumulated deficit)	2,314	(2,180)
Total shareholders' equity	58,193	52,264
Total liabilities and shareholders' equity	$124,309	$121,441

See accompanying notes to the consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share amounts)

	For the years ended
	2009	2008	2007

Revenues, net
Fertility Centers	$145,309	$138,440	$121,078
Consumer Services	20,826	19,763	16,460
Vein Clinics	50,625	39,950	14,284
Total revenues	216,760	198,153	151,822

Costs of services and sales:
Fertility Centers	133,706	128,224	111,059
Consumer Services	15,639	14,344	12,336
Vein Clinics	46,525	37,299	13,304
Total costs of services and sales	195,870	179,867	136,699

Contribution
Fertility Centers	11,603	10,216	10,019
Consumer Services	5,187	5,419	4,124
Vein Clinics	4,100	2,651	980
Total contribution	20,890	18,286	15,123

General and administrative expenses	12,155	10,654	10,537
Interest income	(250)	(383)	(1,256)
Interest expense	1,160	1,563	1,136
Total other expenses	13,065	11,834	10,417

Income before income taxes	7,825	6,452	4,706
Income tax provision	3,331	2,537	1,662
Net income	$4,494	$3,915	$3,044

Basic and diluted net earnings per share:
Basic earnings per share	$0.51	$0.45	$0.37
Diluted earnings per share	$0.51	$0.45	$0.36

Weighted average shares - basic	8,773	8,618	8,310
Weighted average shares - diluted	8,834	8,691	8,410

See accompanying notes to the consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(all amounts in thousands)

				Accumulated			Retained Earnings
	Common Stock		Capital in	Comprehensive	Treasury Stock		(Accumulated	Total
	Shares	Amount	Excess of Par	Income	Shares	Amount	Deficit)	Equity

BALANCE AT DECEMBER 31, 2006	8,127	81	49,245	(9)			(9,139)	40,178
Stock grants issued, net	78				19	(228)		(228)
Stock based compensation expense			558					558
Exercise of common stock options and related tax benefits	35	1	154					155
Treasury stock transactions, net	(5)		(63)		(5)	63		
Issuance of common stock upon acquisition of Vein Clinics of America, Inc.	337	4	3,996					4,000
Unrealized loss on hedging transaction				(73)				(73)
Net income for the year ended 12/31/07							3,044	3,044

BALANCE AT DECEMBER 31, 2007	8,572	86	53,890	(82)	14	(165)	(6,095)	47,634
Stock grants issued, net	99	1	(1)					
Stock based compensation expense			858					858
Exercise of common stock options and related tax benefits	11	1	360		2	(23)		338
Treasury stock transactions, net	(14)	(1)	(164)		7	(23)		(188)
Unrealized loss on hedging transaction				(293)				(293)
Net income for the year ended 12/31/08							3,915	3,915

BALANCE AT DECEMBER 31, 2008	8,668	$87	$54,943	$(375)	23	$(211)	$(2,180)	$52,264
Stock grants issued, net	142	1	(1)		23	(164)		(164)
Stock based compensation expense			1,337					1,337
Exercise of common stock options and related tax benefits	22		75					75
Unrealized gain on hedging transaction				187				187
Net income for the year ended 12/31/09							4,494	4,494

BALANCE AT DECEMBER 31, 2009	8,832	$88	$56,354	$(188)	46	$(375)	2,314	$58,193

See accompanying notes to the consolidated financial statements

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all amounts in thousands)

	For the year ended December 31,
	2009	2008	2007
		(restated)	(restated)

Cash flows from operating activities:
Net income	$4,494	$3,915	$3,044
Adjustments to reconcile net income to net cash provided
operating activities:
Depreciation and amortization	7,119	7,288	6,450
Deferred income tax provision	3,433	(1,068)	469
Deferred or stock-based compensation	1,337	858	558

Changes in assets and liabilities —
Decrease (increase) in assets, net of assets acquired from VCA
Patient and other accounts receivables	(283)	(1,170)	(378)
Prepaids and other current assets	(1,187)	(643)	(1,040)
Other assets	(472)	(162)	(122)

(Decrease) increase in liabilities, net of liabilities acquired from VCA
Accounts payable	(7)	958	(271)
Accrued liabilities	(2,865)	(1,097)	285
Due to medical practices	70	(2,689)	4,744
Attain IVF Refund Program deferred revenue and other patient deposits	2,125	677	2,217
Net cash provided by operating activities	13,764	6,867	15,956

Cash flows from investing activities:
Purchase of business service rights	(3,550)	(950)	(2,653)
Cash paid to purchase VCA, net of cash acquired		(119)	(25,409)
Purchase of other intangibles, net		50	(40)
Purchase of fixed assets and leasehold improvements, net	(5,909)	(5,695)	(6,222)
Net cash used in investing activities	(9,459)	(6,714)	(34,324)

Cash flows from financing activities:
Proceeds from issuance of debt		7,880	25,000
Debt repayments	(3,750)	(3,648)	(15,163)
Common Stock transactions, net	37	150	87
Net cash provided by (used in) financing activities	(3,713)	4,382	9,924

Net increase (decrease) in cash and cash equivalents	590	4,535	(8,444)
Cash and cash equivalents at beginning of year	28,275	23,740	32,184
Cash and cash equivalents at end of year	$28,865	$28,275	$23,740

Supplemental Information:
Interest paid	$1,067	$1,632	$1,024
Income taxes paid	$3,896	$1,526	$1,130

See accompanying notes to the consolidated financial statements.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY:

IntegraMed America, Inc. is a specialty healthcare services company offering products and services to patients and providers in the fertility and vein care segments of the health industry.

As of December 31, 2009, our fertility line of business encompassed two of our reporting segments and was comprised of 39 contracted fertility centers in major markets across the United States, with products and services designed to support fertility center growth, assist patients in obtaining third-party treatment financing, an Attain IVF Refund Program and Attain IVF Multi-Cycle Program and captive insurance offerings. We offer a comprehensive array of defined business services to 14 of these contracted fertility centers under our Partner program, and a more discrete menu of services to 25 other fertility centers under our Affiliate program. All 39 centers have access to our consumer services offerings which are comprised of our Attain IVF program and patient financing products.

In late 2008, our Consumer Services Division re-launched its successful Shared Risk Refund program under the name “Attain IVF”. This re-branding was done to reflect advantages offered by the program beyond its basic risk sharing features and to position the program in a leadership role among smaller, similar programs offered by other providers.

Our Vein Clinic Division, which began operations in August, 2007, is currently comprised of 34 (32 as of December 31, 2008) vein clinics in major markets, which primarily provide advanced treatment for vein diseases. We offer a comprehensive array of defined business services to these clinics which are designed to support their operations and growth.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of consolidation —

The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. With the acquisition of Vein Clinics of America (VCA) in the third quarter of 2007, we reorganized our service offerings into three major product lines, Fertility Centers, Consumer Services and Vein Clinics. In our Fertility Centers Segment, we derive our revenues from business service contracts with independent fertility centers. Our Consumer Services Segment derives its revenues from fees assessed to patients enrolling in our Attain IVF Programs, fees assessed to affiliated fertility clinics, and referral fees derived from fertility patient financing products. Our Vein Clinics Segment derives revenues from billings to patients and third party payers for treatment services rendered based upon the amount billed to the patient or their payer less any expected contractual allowances resulting from specified rates contained within payer contracts.

We evaluate whether we should report the results of the clinical operations in which we have management service contracts in accordance with ASC 810. Since we do not have a controlling financial interest in any of the fertility medical practices to which we provide services, and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit of profits), we do not consolidate their results. This is further supported by the facts that the physician owners of the clinics have the voting rights with respect to the entity and sufficient equity interests to fund their entity.  We do have effective voting control and a controlling financial interest in the operations of each of the vein clinics, where we are the primary beneficiary and obligor of their financial results (our contracts provide for us to receive any excess or deficit of profits) and therefore consolidate the results of those clinic operations. Accordingly, we report the revenue for patient services only from the vein clinic segment and those fertility patients who enroll in the Attain IVF Refund Program or Attain IVF Multi-Cycle Program (included in our consumer services segment).

INTEGRAMED AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Stock split effected in the form of a stock dividend —

In May 2007, we effected a 25% stock split in the form of a stock dividend. Where applicable, we have restated our capital accounts, shares outstanding, weighted average shares and earnings per share calculations for all years in these financial statements and related footnotes to reflect these transactions.

Revenue Recognition —

Fertility Centers - Partner service fees

Generally under our current fertility Partner agreements, we receive as compensation for our services a three-part fee comprised of: (i) a tiered percentage of the fertility center’s net revenues, (ii) reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center) and (iii) either a fixed percentage ranging from 10% to 20%, or a fixed dollar amount (limited to $1,071,000 for the year ended December 31, 2008 at our largest fertility center) of the fertility center’s earnings after service fees, which may be subject to further limits. However, under our current Partner agreement with Fertility Centers of Illinois, we do not receive a three-part fee. Rather, effective as of November 1, 2009, we receive a fee that is generally equal to the operating expenses associated with managing Fertility Centers of Illinois’ medical practice plus 9.5% of such expenses. Our revenues from Fertility Centers of Illinois prior to November 1, 2009 were, pursuant to our current Partner agreement with Fertility Centers of Illinois, set at a fixed annual amount paid monthly.

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

Consumer Services – Attain IVF Programs

The Attain IVF Programs consist of  fertility treatment packages that includes a fixed number of treatment cycles for one fixed price. We receive payment directly from consumers who qualify for the program and the patient contracts with us to provide the medical treatment.  We discharge the obligation of patient treatment by arranging with affiliated fertility clinics for the provision of patient care.  We pay contracted fertility centers a defined reimbursement for each treatment cycle performed. Since the Company is the primary obligor in the arrangement, has latitude in establishing the price, performs a portion of the contracted service, has discretion in supplier selection, the amount earned by the Company per transaction is not fixed and the patient looks to the Company as the contracting party, these arrangements qualify for gross accounting under ASC 605.  We have revised our revenue recognition policy and have restated all periods presented to reflect the revised revenue recognition policy described below.  We have two principal programs in this program, the Attain IVF Refund Program and the Attain IVF Multi-Cycle Program.

Consumer Services – Attain IVF Refund Program

Under our Attain IVF Refund Program, by contract, a portion of the enrollment fee (generally 30%) is non-refundable and is recognized as revenue based on the relative fair value of each treatment cycle completed relative to the total fair value of the contracted treatment package available to the patient, following the guidance of ASC 605. The remaining revenue, which consists of the 70% refundable portion as well as any part of the 30% non-refundable portion not yet recognized as revenue, is recorded upon the patient becoming pregnant and achieving a fetal heartbeat (most of the patients that are pregnant at this point go on to deliver a baby).  We are able to record income at the time of pregnancy as we have substantially completed our obligation to the patient, discharged the patient from the care of the fertility specialists,  and we can accurately estimate the amount of expenses and refunds that will become due if there is a pregnancy loss.  We are able to make these estimates for pregnancy loss based upon reliable Company specific data with respect to the large homogeneous population we have served for more than seven years. Expenses prior to pregnancy related to the program and principally paid to the affiliated fertility clinic are recorded as incurred.

Accordingly, at each balance sheet date, we have established a liability for patients in the Attain IVF Refund Program for the following:

1.	Deposits for customers who have not yet begun treatment and for whom no revenue has been recognized (we expect such amounts to be recognized as income or refunded within twelve to eighteen months)
2.	Refund reserve for those patients who became pregnant, but may not deliver a baby (See Note 12)
3.	Medical costs associated with additional treatments to a patient who became pregnant, did not deliver a baby and still has additional treatments available under their treatment package. (See Note 12)

The table below presents the balances of each of these liabilities as of the respective dates (000’s):

	December 31,
	2009	2008

Deposits or refundable fees	$11,648	$9,981
Refund reserve for pregnant patients	300	397
Medical cost reserve	344	331

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

Consumer Services — Attain IVF Multi-Cycle Program

Patients enrolled in our Attain IVF Multi-Cycle Program pay us a single fee, which is slightly less than the average cost of two fresh IVF cycles, in return for up to four treatment cycles (consisting of two fresh IVF cycles and two frozen embryo transfers). Our Attain IVF Multi-Cycle Program offers a refund ranging from 10% to 85% of the contract amount depending on where in the process either we or the patient elects to terminate the program, as long as termination is prior to a second fresh IVF cycle. With respect to our Attain IVF Multi-Cycle Program, we recognize a pro rata share of the contract amount as revenue as each treatment cycle is completed. The refundable portion of the program contract amount is recognized as revenue when the patient becomes pregnant. Under such revenue recognition methodology, we never recognize more revenue than the potential refundable amount under the program. At the time of pregnancy, we establish a reserve for future medical costs should the patient miscarry and require additional contracted treatment cycles.

Consumer Services - Pharmaceutical Sales

Marketing fees associated with third-party pharmaceutical sales are recorded upon shipment to customers. Our revenues for the periods presented are comprised of these marketing fees and not from the sales of actual pharmaceuticals.

Consumer Services - Patient Financing

A fertility treatment cycle can be an expensive process for which many patients do not have full medical insurance coverage. As a service to these patients, we can arrange financing to qualified patients of our network at rates significantly lower than credit cards and other finance companies. Our financing operations are administered by a third-party vendor and loans are made to qualified patients by an independent bank or finance organization. We are not at risk for loan losses and receive a placement fee from the lender involved.  Since many financing transactions are closely associated with our Attain IVF Programs, financing revenues, which we receive and record at the time the loans are closed, are reported as part of those programs.

Vein Clinics – Patient Revenues and Accounts Receivable and Allowance for Uncollectible Accounts

Our relationship with the individual medical practices comprising our vein care division meets the test for consolidation under ASC 810. Among these tests is the fact that we hold a controlling financial interest in the medical practices, we are the primary beneficiary of the results of the practices and we are obligated to absorb any losses of the practices. As a result of these relationships, we consolidate the medical practice’s patient revenues in our financial statements. These revenues are derived from the treatment of individual patients and revenue is recognized when the services are performed, net of estimated contractual allowances.

The medical practices have agreements with third-party payers that provide for payments at amounts different from established rates.  Payment arrangements include prospectively determined rates for reimbursed cost and discounted charges.  Revenue is reported at the estimated net realizable amounts from patients and third-party payers.

A summary of the payment arrangements with major third-party payers follows:

•	Medicare: All outpatient services related to Medicare beneficiaries are paid based on a fixed physician fee schedule per service which is updated annually.

•
Other:   Estimates for contractual allowances under managed care health plans are based primarily on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

Approximately  15%  and  17% respectively, of gross patient revenues of the Vein Clinics Division for the years ended December 31, 2009 and 2008, respectively, related to services rendered to patients covered by the Medicare program.

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

Vein Clinics – Deferred Compensation Arrangements

The Professional Corporations providing medical services at the clinics have entered into employment agreements with physicians at clinic sites providing for multi-year bonus compensation to be accumulated over a physician’s first five years of employment.  Accumulated balances are paid out during the years following this period, or after specific performance targets have been met.  These obligations are funded in physician designated investment accounts on a quarterly basis.  At December 31, 2009 and 2008, these balances, which are included in other assets, totaled approximately $1,118,000 and $938,000 respectively.

INTEGRAMED AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

We test all of our intangible and long-lived assets for impairment on a regular basis in accordance with ASC 360.  If we record an impairment loss, it may have a material adverse effect on our results of operations for the year in which the impairment is recorded. As of December 31, 2009 and 2008, none of our long lived assets were deemed to be impaired.

Use of Estimates –

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The use of estimates and assumptions in the preparation of the accompanying consolidated financial statements is primarily related to the determination of accounts receivable reserves as well as refunds due to pregnancy losses and subsequent medical costs within our Attain IVF Refund Programs.

Due to Medical Practices —

Due to Medical Practices represents the net amounts owed by us by contracted medical practices in our Fertility Partner Program. This balance is comprised of amounts due to us by the medical practices for funds which we advanced for use in financing their accounts receivable, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

Cash and cash equivalents —

Cash and cash equivalents primarily include all highly liquid debt instruments with original maturities of three months or less, recorded at cost, which approximates market.

Prepaid Marketing—

Prepaid marketing consists of two items, those expenses which relate to the following period which were paid prior to the end of the current period, and direct response advertising costs, which we capitalize and then expense over the life of the expected benefit from the advertising costs in accordance with ASC 720.  Direct response advertising costs reported as part of “Prepaid marketing” are $1,342,000 and $0 as of December 31, 2009 and 2008, respectively.  Total advertising expenses were $5,852,000 and $3,683,000 in 2009 and 2008, respectively.

Concentrations of credit risk —

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of trade receivables from patients and third-party payers which totaled approximately $13.2 million as of both December 31, 2009 and 2008. Our related reserves for uncollectible accounts and contractual allowances totaled $6.2 million and $6.5 million as of December 31, 2009 and 2008, respectively (see Note 6).

INTEGRAMED AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Income taxes —

We account for income taxes utilizing the asset and liability approach in accordance with FASB ASC 740 “Income Taxes.”  Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The income tax provision is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in our deferred tax assets and liabilities. (See Notes 15 and 16).

Earnings per share —

We determine earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares, and potential common shares, outstanding during the reporting period.  (See Note 17)

Fair value of financial instruments —

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

As of December 31, 2009 and 2008, the carrying amount of our long-term liabilities approximates the fair value of such instruments based upon our best estimate of interest rates that would be available to us for similar debt obligations with similar maturities.

New accounting pronouncements —

Recently Issued Accounting Pronouncements

ASU 2009-13:  In October 2009, the FASB issued FASB ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. The consensus in ASU 2009-13 supersedes certain guidance in ASC 605-25, Revenue Recognition – Multiple Element Arrangements, and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (i.e., the relative-selling-price method).  The consensus eliminates the use of the residual method of allocation (i.e., in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration) and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25.

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

INTEGRAMED AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

All entities must have adopted the guidance in ASU 2009-13 no later than the beginning of their first fiscal year beginning on or after June 15, 2010.  We are currently evaluating the impact, if any, ASU 2009-13 will have on our financial statements.

Adopted Accounting Pronouncements:

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles  (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s Consolidated Financial Statements.

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, requires fair value disclosures in the interim periods as well as in the annual financial statements. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s Consolidated Financial Statements.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s Consolidated Financial Statements (see Note 24 for disclosure).

Subsequent Events —

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that any events or transactions occurring during this period that would require revenue recognition or disclosure are appropriately addressed in these financial statements.

INTEGRAMED AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 — SIGNIFICANT SERVICE CONTRACTS:

For one or more of the years ended December 31, 2009, 2008 and 2007, the following contracted fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

	Percent of Company Revenues, net			Percent of Contribution
	2009	2008	2007	2009	2008	2007

R.S.C. of New England	7.2	7.2	8.9	9.1	8.7	10.5
Fertility Centers of Illinois	13.1	16.3	19.2	10.3	15.2	17.6
Shady Grove Fertility Center	17.6	18.0	21.3	15.4	17.2	21.4

Under most of our fertility Partner agreements, we receive as compensation for our services a three-part fee comprised of:  a percentage of the fertility center’s net revenues; reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center); and either a fixed percentage, or a fixed dollar amount, of the fertility center’s earnings after services fees, which may be subject to further limits.

The third tier of our fee structure under these significant Partner agreements is as follows:

•	RSC of New England — a fixed annual percentage of the center’s earnings.

•
Shady Grove — a fixed dollar amount of the center’s earnings subject to a fixed percentage of the center’s earnings limitation. The upper boundary of the calculation is $1,351,000 and the lower boundary of the calculation is $540,000.

Under our current Partner agreement with Fertility Centers of Illinois, however, we do not receive a three-part fee. Rather, effective as of November 1, 2009, we receive a fee that is generally equal to the operating expenses associated with managing Fertility Centers of Illinois’ medical practice plus 9.5% of such expenses. Our revenues from Fertility Centers of Illinois prior to November 1, 2009 were, pursuant to our current Partner agreement with Fertility Centers of Illinois, set at a fixed annual amount paid monthly.

NOTE 4 — SEGMENT INFORMATION:

We follow the requirements contained in ASC 280, with respect to identifying and reporting business segments. This statement requires that segment reporting reflect our organizational structure, major revenue sources, lines of responsibility and senior management’s perspective of an organization.  With the acquisition of Vein Clinics of America (VCA) during the third quarter of 2007, we reorganized our service offerings into three major product lines:  Fertility Centers, Consumer Services and Vein Clinics.  Each of the operating segments includes an element of overhead specifically associated with it. Such overhead costs were previously reported as General and Administrative costs, and have been reclassified in all periods presented to better reflect the operating results of our business segments.

INTEGRAMED AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Performance by segment, for the three years ended December 31, 2009, 2008 (restated) and 2007 (restated) are presented below (000’s omitted):

	Fertility Centers	Consumer Services	Vein Clinics (1)	Corp. G&A	Consolidated
For the Year ended December 31, 2009
Revenues	$145,309	$20,826	$50,625	$—	$216,760
Cost of Services	$133,706	15,639	46,525	—	195,870
Contribution	11,603	5,187	4,100	—	20,890
Operating Margin	8.0%	24.9%	8.1%	—	9.6%

General and administrative	—	—	—	12,155	12,155
Interest (income) expense, net	(149)	—	—	1,059	910
Income (loss) before income taxes	$11,752	$5,187	$4,100	$(13,214)	$7,825
Depreciation expense included above	$4,076	$0	$873	$873	$5,822
Capital expenditures, net	$4,173	$0	$947	$790	$5,910
Total assets	$39,086	$104	$49,845	$35,274	$124,309

For the Year ended December 31, 2008, restated
Revenues	$138,440	$19,763	$39,950	$—	$198,153
Cost of Services	128,224	14,344	37,299	—	179,867
Contribution	10,216	5,419	2,651	—	18,286
Operating Margin	7.4%	27.4%	6.6%	—	9.2%

General and administrative	—	—	—	10,654	10,654
Interest (income) expense, net	(181)	—	8	1,353	1,180
Income (loss) before income taxes	$10,397	$5,419	$2,643	$(12,007)	$6,452
Depreciation expense included above	$4,327	$3	$761	$898	$5,989
Capital expenditures, net	$4,053	$—	$1,057	$585	$5,695
Total assets	$36,885	$331	$46,750	$37,475	$121,441

For the Year ended December 31, 2007, restated
Revenues	$121,078	$16,460	$14,284	$—	$151,822
Cost of Services	111,059	12,336	13,304	—	136,699
Contribution	10,019	4,124	980	—	15,123
Operating Margin	8.3%	25.1%	6.9%	—	10.0%

General and administrative	—	—	—	10,537	10,537
Interest (income) expense, net	(203)	—	2	81	(120)
Income (loss) before income taxes	$10,222	$4,124	$978	$(10,618)	$4,706
Depreciation expense included above	$4,003	$3	$255	$846	$5,107
Capital expenditures, net	$4,654	$—	$906	$662	$6,222
Total assets	$42,586	$888	$44,786	$25,911	$114,171

(1)      Acquired August 8, 2007.

INTEGRAMED AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

	December 31,
	2009	2008

Cash	$27,393	$26,807
Money market funds	58	58
Certificates of deposit	1,400	1,400
Accrued interest income	14	10
Total cash and cash equivalents	$28,865	$28,275

NOTE 6 – PATIENT AND OTHER RECEIVABLES, NET:

Patient and other receivables are principally comprised of gross patient and insurance receivables from our Vein Clinics segment which represent outstanding balances due for patient treatments less estimated allowances for insurance contractual agreements and uncollectible balances.  Insurance contractual allowances are calculated based on recent allowance trends stratified by major payer category and uncollectible reserves are based on both historical trends and specific identification of specific accounts. For the periods ended December 31, 2009 and 2008, we believe that our receivable reserves were adequate to provide for any contractual or collection issues.

The composition of our patient and other receivables is as follows (000’s omitted):

	December 31,
	2009	2008

Vein Clinic patient and insurance receivables	$13,073	$12,865
Reserve for insurance contractual allowance	(3,300)	(3,866)
Reserve for uncollectible accounts	(2,913)	(2,648)
Subtotal Vein Clinic receivables, net	6,860	6,351
Other receivables	104	330
Total Patient and other receivables, net	$6,964	$6,681

NOTE 7 — FIXED ASSETS, NET:

Fixed assets, net of depreciation at December 31, 2009 and 2008 consisted of the following (000’s omitted):

	2009	2008

Furniture, office and computer equipment	$20,923	$18,311
Medical equipment	8,626	7,396
Leasehold improvements	23,112	21,059
Construction in progress	0	63
Assets under capital leases	427	427
Total	53,088	47,256
Less — Accumulated depreciation and amortization	(36,383)	(30,638)
	$16,705	$16,618

INTEGRAMED AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Our fixed assets are depreciated on a straight line basis. We generally assign useful lives of five years to assets classified as furniture, fixtures, office and medical equipment. Assets classified as computer hardware and software are generally assigned a three year useful life and leasehold improvements are depreciated over the lesser of their useful life, or the term of the lease.

Depreciation expense on fixed assets for the years ended December 31, 2009 and 2008 was $5,822,000, and $5,989,000, respectively.  Assets under capital lease are comprised of various medical equipment.  Accumulated amortization related specifically to capital leases at December 31, 2009 and 2008 was $209,000 and $126,000, respectively.

NOTE 8 — BUSINESS SERVICE RIGHTS, NET:

Business Service Rights, net at December 31, 2009 and 2008 consisted of the following (000’s omitted):

	2009	2008

Business Service rights, net	$37,755	$34,205
Less accumulated amortization	(13,545)	(12,249)
Total	$24,210	$21,956

Business Service Rights are negotiated one-time payments we generally make to physician practices joining our fertility Partner program. These payments are made to secure the right to provide business services to the practices for contracted terms generally ranging from ten to twenty five years. Depending upon the negotiated terms, these payments may be refundable at the termination of the contract or non-refundable. We amortize our non-refundable Business Service Rights over the life of the applicable contract. Refundable Business Service Rights, which totaled approximately $9.6 million as of December 31, 2009, are not amortized because these amounts will be repaid to us upon termination of the contract.

For the twelve months ended December 31, 2009 and 2008, amortization expense related to our Business Service Rights totaled approximately $1.3 million and $1.3 million, respectively.

Amortization expense of our Business Service Rights in future years are as follows (000’s omitted):

2010	$1,296
2011	1,296
2012	1,296
2013	1,296
2014	1,296
Thereafter	8,080
Total payments	$14,560

We test our Business Service Rights for impairment on a regular basis in accordance with ASC 360. To date, no impairment charges have been recognized.

NOTE 9 – GOODWILL:

On August 8, 2007, IntegraMed acquired 100 percent of the outstanding common shares of Vein Clinics of America, Inc. (VCA). With this acquisition, IntegraMed became the country’s leading provider of services to the vein disease segment in the health care market. At the date of acquisition, VCA operated 27 clinics in 11 states.  This acquisition also provided the opportunity for operational efficiencies in the form of cost reductions through economies of scale and resource sharing for both organizations.  Purchase accounting principles in accordance with ASC 805 were applied and accordingly, only the results of VCA operations subsequent to its acquisition are included in the accompanying financial statements.

INTEGRAMED AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The goodwill of $30.3 million arising from this acquisition consists largely of the market potential expected from the operations and enhanced resources of VCA. All of this goodwill was assigned to VCA’s vein care operations, with none of the goodwill expected to be deductible for income tax purposes.

The following pro forma data reflects the consolidated revenue and earnings of IntegraMed America, Inc, and Subsidiaries had the VCA acquisition date been January 1, 2007 (000’s omitted):

	Revenue	Net Income	Basic Earnings Per share

Supplemental pro forma results for 01/01/2007 to 12/31/2007	$171,925	$3,464	$0.41

We test our goodwill for impairment in accordance with the provisions of ASC 350. This test consists of a two-step process. The first step is to identify potential impairment by comparing the fair value of the underlying asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying amount, the intangible asset is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the intangible with the carrying amount of that intangible. If the implied fair value is less than the carrying amount, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the intangible over its implied fair value. To date we have not recorded any impairment losses.

NOTE 10 — TRADEMARKS:

Trademarks and other intangibles, net at December 31, 2009 and 2008 consisted of the following trademark items (000’s omitted)

2009 and 2008

IntegraMed America, Inc.	$42
Vein Clinics of America, Inc.	4,400
Total	$4,442

We do not amortize our trademarks as they have an indefinite useful life. We do test our trademarks for impairment on a regular basis in accordance with ASC 360. To date, no impairment charges have been recognized.

NOTE 11 — OTHER ASSETS:

As of December 31, 2009 and 2008, other assets consisted of the following (000’s omitted):

	2009	2008

Physician investment accounts – supporting VCA deferred compensation arrangements	$1,000	$863
Security deposits	847	858
Deferred offering costs	346	—
Other	60	60
	$2,253	$1,781

Deferred offering costs totaled $0.3 million and $0 as of December 31, 2009 and 2008, respectively. These costs primarily represent legal, accounting and other direct costs related to our efforts to raise capital through a secondary offering and have been deferred based on the guidance provided in SEC Staff Accounting Bulletin (SAB) Topic 5A “Deferred Offering Costs”. We completed this offering during the first quarter of 2010, at which time these costs will be reclassified to additional paid-in capital as a reduction of the offering proceeds (see Note 24).

NOTE 12 — ACCRUED LIABILITIES:

Accrued liabilities at December 31, 2009 and 2008 (restated) consisted of the following (000’s omitted):

	2009	2008

Accrued payroll	$2,251	$1,665
Accrued employee incentives and benefits	4,177	3,072
Accrued vacation	139	151
Accrued physician incentives (VCA)	3,160	2,754
New physician recruitment	50	113
Accrued costs on behalf of medical practices	1,454	1,894
Accrued rent	1,108	1,166
Accrued professional fees	878	250
Accrued insurance	78	1,246
Reserves for estimated Attain IVF patient refunds	300	397
Reserve for Attain IVF post-pregnancy medical costs	344	331
Accrued federal and state taxes	157	2,899
Other accrued taxes	180	300
Other (1)	843	1,580
Total accrued liabilities	$15,119	$17,818

(1) Individually represents less than 5% of total accrued liabilities.

NOTE 13 – DUE TO MEDICAL PRACTICES:

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

As of December 31, 2009 and 2008, Due to Medical Practices was comprised of the following balances (000’s omitted):

	2009	2008

Advances to Partners for receivable financing	$(14,653)	$(17,121)
Undistributed physician earnings	2,270	3,205
Physician practice patient deposits	18,807	20,270
Due to Medical Practices, net	$6,424	$6,354

Our responsibilities to the these medical practices are to provide financing for their accounts receivable and to hold patient deposits on their behalf as well as undistributed physician earnings.

We are also responsible for the collection of the Partner accounts receivables, which we finance with full recourse. We have no other funding commitments to the Partner.

NOTE 14 — NOTES PAYABLE AND OTHER OBLIGATIONS:

Notes payable and other obligations at December 31, 2009 and 2008 consisted of the following (000’s omitted):

	2009	2008

Note payable to bank	$18,142	$21,809
Credit facility payable to bank	7,500	29,309
Derivative fair valuation adjustment	306	609
Obligations under capital lease	218	301

Total notes payable and other obligations	$26,166	$30,219
Less — Current portion	(11,317)	(11,351)

Long-term notes payable and other obligations	$14,849	$18,868

Note payable to Bank —

In August 2007, as part of our acquisition of Vein Clinics of America, we secured a new $25.0 million 5-year term loan. Our previous term loan of $7.7 million was paid off in its entirety as part of this agreement. After deducting the previous loan amount, interest and fees, our net funding from Bank of America was $17.0 million. Other features of this credit facility include a $10 million three-year revolving line of credit. Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement. As of December 31, 2009, the full amount of $10.0 million was available under the revolving line of credit, of which $7.5 million was outstanding.

Each component of our amended credit facility bears interest by reference, at our option, to Bank of America’s prime rate minus a margin or to LIBOR plus a margin. The margin is dependent upon a leverage test, ranging from 2.00% to 2.75% in the case of LIBOR-based term loans and 0.0% to 0.50% in the case of prime-based term loans. Interest on the revolving line of credit is at the prime rate less up to 0.50% or at LIBOR plus 1.50% to 2.50% depending on a leverage test. Interest on the prime-based loans is payable quarterly beginning November 8, 2007 and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of December 31, 2008 and September 30, 2009, interest on the term loan was payable at a rate of approximately 2.71% and 2.57%, respectively. Unused amounts under the revolving line of credit bear a commitment fee of 0.25% and are payable quarterly.

In order to mitigate the interest rate risk associated with this term loan, we also entered into an interest rate swap agreement on 50% of the principal amount effectively fixing the interest rate at 5.39%, plus the applicable margin, on that portion of the loan.. Our swap agreement matures in August 2010 and our term loan matures in August 2012. We deem this hedge to be highly effective over its useful life as it shares the same amortization schedule as the underlying debt subject to the hedge and any change in fair value inversely mimics the appropriate portion of the hedged item. At the expiration of the swap agreement, or amendment to the term loan, which ever occurs first, we will re-evaluate our hedge position and modify our disclosures as necessary. See Note 15.

Our Bank of America credit facility is collateralized by substantially all of our assets. As of December 31, 2009, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Debt Maturities —

At December 31, 2009, aggregate note payments, including capital lease obligation payments, in future years were as follows (000’s omitted):

2010	$11,317
2011	3,816
2012	3,766
2013	7,267
Total payments	$26,166

Leases —

Our capital lease obligation relates to medical equipment acquired for certain vein clinics.

We maintain operating leases for our corporate headquarters and for medical office space for our Partner and our vein clinic centers.  We also have operating leases covering certain medical equipment.  Aggregate rental expense under operating leases was approximately $12.6 million, $11.5 million, and $10.7 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, the minimum lease payments for assets under capital and non-cancelable operating leases in future years were as follows (000’s omitted):

	Capital	Operating

2010	$102	$10,340
2011	102	10,806
2012	33	10,176
2013	—	8,763
2014	—	7,050
Thereafter	—	21,449
Total minimum lease payments	$237	$68,584
Less — Amount representing interest	19
Present value of minimum lease payments	$218

NOTE 15 – OTHER COMPREHENSIVE LOSS:

We are exposed to the risk that our earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments.

During the third quarter of 2007, we entered into a revised financing agreement with Bank of America. This agreement contained an interest rate swap provision designed to hedge risks associated with $12.5 million of our then $25.0 million term loan through the maturity date of the swap agreement in August 2010. As a result of this agreement, our net income for the twelve months ended December 31, 2008 and 2009 includes additional financing costs of approximately $260,000 and $390,000, respectively, and we expect to record additional financing costs of approximately $300,000 related to the swap agreement over the coming twelve months given current interest rate forecasts (these financing costs are expected to be offset by lower interest expense on the portion of the term loan that was not hedged over this same time frame).

This agreement qualifies as a cash flow hedge under ASC 820 and as such our accounting and disclosures will be in accordance with this Statement.

As a result of this agreement, our net income for the twelve months ended December 31, 2009 includes additional financing costs of approximately $390,000, and we expect to record additional financing costs of approximately $280,000 - $320,000 related to the swap agreement over its remaining life given current interest rate forecasts. In addition to the costs included in our reported net income, this hedge has also generated a non-recognized, tax-effected gain of approximately $188,000 as of December 31, 2009 which is reported as part of our comprehensive income. The fair value of this hedge was calculated in accordance with ASC 820, utilizing Level 2 inputs of quoted prices for similar liabilities in active markets.

We deem this hedge to be highly effective as it shares the same amortization (at 50% of the notional amount) schedule as the underlying debt subject to the hedge and any change in fair value inversely mimics the appropriate portion of the hedged item. As of December 31, 2009 and 2008, we had no other hedge or derivative transactions.

As of December 31, 2009, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):

	For the twelve-month period ending December 31,
	2009	2008	2007

Net income as reported	$4,494	$3,915	$3,044
Net non-recognized gain (loss) on derivative transactions	187	(293)	(73)
Total comprehensive income	$4,681	$3,622	$2,971

NOTE 16 — INCOME TAXES:

We are subject to income taxes in various states within the United States.  Judgment is often required in evaluating our provision for income taxes.  During the ordinary course of business, there are certain transactions for which the ultimate tax determination is uncertain.  For example, certain taxing authorities where we do not file tax returns may take the position that we are providing services in jurisdictions where our Partner fertility centers operate and therefore are subject to the state’s tax laws.  We have made provision for estimated liabilities in such states in accordance with ASC 450.  The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals.  The results of an audit or litigation could have a material effect on our operating results or cash flows.

The provision for income taxes consisted of the following (000's omitted):

	For the years ended December 31,
	2009	2008	2007

Current taxes:
Federal	$665	$2,699	$1,049
State	396	644	391
Total current tax expense	$1,061	$3,343	$1,440

Deferred taxes:
Federal	$1,868	$(645)	$178
State	402	(161)	44
Total deferred tax expense (benefit)	$2,270	$(806)	$222

Total tax provision	$3,331	$2,537	$1,662

The financial statement income tax provision differed from income taxes determined by applying the statutory federal income tax rate to the financial statement income before income taxes for the years ended December 31, 2009, 2008 and 2007 primarily as a result of the following (000's omitted):

	For the years ended December 31,
	2009	2008	2007

Provision at U.S. federal statutory rate	$2,661	$2,192	$1,599
State income taxes, net of federal tax effect	366	306	135
Non-deductible expenses	118	27	62
Tax-exempt interest income		(14)	(199)
Other			39
Change in ASC 740 liability	186	26	27
Income tax expense	$3,331	$2,537	$1,663

Significant components of the deferred tax assets (liabilities) at December 31, 2009 and 2008 were as follows (000's omitted):

	December 31,
	2009	2008

Deferred tax assets
Temporary book to tax differences	$3,426	$6,055
Total deferred tax assets	3,426	6,055

Deferred tax liabilities
Depreciation and amortization	(2,137)	(737)
Other	(307)	(18)
Total deferred tax liabilities	(2,444)	(755)

Net total deferred tax asset	$982	$5,300

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

Effective January 1, 2007, we adopted ASC 740, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have a material impact on our financial statements.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2007, 2008 and 2009 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. A federal income tax examination for tax years through 2006 was completed during 2008 resulting in no adjustment to our income tax liability. For state tax purposes, our 2005 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations for many of the states in which we file.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2009 and 2008 follows:

INTEGRAMED AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Unrecognized Tax Benefits (000s)
	2009	2008

Balance as of January 1,	$175	$149
Additions for current year tax positions	69	46
Additions for prior year tax positions	117	
Reductions for prior year tax positions		(31)
Reductions related to expirations of statute of limitations	(7)	
Additional interest	14	11
Balance as of December 31,	$368	$175

As of December 31, 2009 and 2008, all of the unrecognized tax benefits could affect our tax provision and effective tax rate.

In accordance with our accounting policy, interest expense and penalties related to income taxes are included in the income tax expense line of our consolidated statement of operations.  For the years ended December 31, 2009 and 2008, we recognized $14,000 and $11,000, respectively, for interest expense related to uncertain tax positions.  As of December 31, 2009 and 2008, we had recorded liabilities for interest expense related to uncertain tax positions in the amounts of $77,000 and $33,000, respectively.  We made no accrual for penalties related to income tax positions.

In conjunction with the preparation of the December 31, 2009 financial statements, we determined that approximately $856,000 was improperly recognized as a deferred tax asset when we allocated the purchase price associated with the acquisition of our Vein Clinics Division (which occurred in August 2007.)  We have concluded that the $856,000 should be recognized as additional goodwill associated with the acquisition transaction and as of December 31, 2009 has been recorded as such.  The Company concluded that this misclassification was not material, both qualitatively or quantitatively, to the Company’s financial position and that this misclassification had no effect on the statement of operations or cash flows.

NOTE 17 - EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2009, 2008 (restated) and 2007 (restated) is a follows (000's omitted, except for per share amounts):

	For the years ended December 31,
	2009	2008	2007

Numerator
Net Income	$4,494	$3,915	$3,044
Denominator
Weighted average shares outstanding	8,773	8,618	8,310
Effect of dilutive options	61	73	100
Weighted average shares and dilutive potential Common shares	8,834	8,691	8,410
Basic earnings per common share	$0.51	$0.45	$0.37
Diluted earnings per common share	$0.51	$0.45	$0.36

INTEGRAMED AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009 and 2008, options to purchase approximately 61,000 and 124,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the exercise price of the options was above the average market price of the shares of common stock. For the year ended December 31, 2007, there were no outstanding options to purchase shares of common stock which were excluded from the computation of the diluted earnings per share amount as the exercise price of all outstanding options was less than the average market price of the shares of common stock.

NOTE 18 — SHAREHOLDERS’ EQUITY:

During 2009, 2008 and 2007, we issued approximately 142,000, 99,000 and 78,000 shares, respectively, of restricted common stock as deferred compensation to several officers and directors with an aggregate value of $978,000, $899,000 and $956,000 respectively. These shares were valued at their fair value on the date of grant, and are amortized to expense over their vesting period which generally is a three year period.

During 2008, we issued incentive stock options to purchase approximately 128,000 shares of common stock to several officers of the company.  These options had an aggregate fair value of approximately $741,000 on the date of issue. These options have a term of ten years and vest ratably over a four year period.

Our Board of Directors has authorized the retirement of common stock held as Treasury Shares on a periodic basis. As such we retired approximately 14,000 and 5,000 shares of Treasury Stock during the years ended December 31, 2008 and 2007 respectively. No shares were retired during 2009.  As of December 31, 2009 there were 46,408 shares of common stock held as Treasury shares.

In May 2007, we effected a 25% stock split in the form of a stock dividend. Where applicable we have restated our capital accounts, shares outstanding, weighted average shares and earnings per share calculations for all years in these financial statements and related footnotes to reflect these transactions.

NOTE 19 — STOCK-BASED EMPLOYEE COMPENSATION:

We account for our stock based employee compensation plans in accordance with ASC 718. ASC 718 addresses the accounting for share based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that such transactions be accounted for using a fair value based method.

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

We currently have three stock option plans which have been previously approved by the stockholders. Under the 1992 Incentive and Non-Incentive Stock Option Plan (the “1992 Plan”), the 2000 Long-term Compensation  Plan (the “2000 Plan”) and the 2007 Long-term Compensation Plan (the “2007 Plan”), 500,000, 700,000 and 500,000 shares, subject to adjustment, of common stock, respectively, were reserved for issuance of incentive and non-incentive stock options and stock grants.  The 1992 Plan expired in May 2002, and although some options are still outstanding, no further awards may be made under that plan. Under the 2000 and 2007 Plans, stock options and stock grants may be awarded to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of award, with stock grants generally vesting in three to five years. The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions.  Under all of our plans, options expire three months from the date of the holder’s termination of employment or twelve months in the event of disability or death.  As of December 31, 2009, there were 464,933 shares available for granting under these plans. We recognize compensation cost for stock option plans over the vesting period based on the fair value of the option as of the date of the grant.

The following table sets forth information about the weighted-average fair value of options granted during the periods below, and the assumptions used for each grant:

	For the twelve-month period ending December 31,
	2009	2008	2007

Fair Value of Options	N/A	$8.45	N/A
Dividend yield	N/A	0.0%	N/A
Expected volatility	N/A	51.8%	N/A
Risk free interest rate	N/A	4.0%	N/A
Expected term in years	N/A	6.3	N/A

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

Stock option activity under these plans is summarized below:

	Number of shares of Common Stock underlying options	Weighted Average exercise price

Options outstanding at December 31, 2006	146,394	$2.35
Granted	—	$0.00
Exercised	(42,146)	$2.38
Canceled	(2,029)	$2.94
Options outstanding at December 31, 2007	102,219	$2.33
Granted	127,844	$8.45
Exercised	(3,047)	$2.68
Options outstanding at December 31, 2008	227,016	$5.78
Granted	—	—
Exercised	(21,331)	$1.72
Options outstanding at December 31, 2009	205,685	$5.78

Options exercisable at:

December 31, 2007	102,219	$2.33
December 31, 2008	99,171	$2.34
December 31, 2009	119,771	$4.64

As of December 31, 2009, stock options outstanding and exercisable by price range were as follows:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding As of 12/31/2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable As of 12/31/2009	Weighted Average Exercise Price

$0.00 - $2.55	48,575	1.2	$2.25	48,575	$2.25
$2.56 - $5.00	29,265	2.3	$2.95	29,265	$2.95
$5.01 - $20.00	127,845	8.5	$8.49	41,931	$8.58
	205,685	5.9	$6.20	119,771	$4.64

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $125,000, $57,000 and $100,000 respectively.The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2009, 2008 and 2007 was approximately $354,000, $333,000, and $238,000, respectively.

During the years ended December 31, 2009, 2008 and 2007, we issued restricted stock grants to selected officers and members of the Board of Directors. These stock grants vest over a three or five year period for officers, with grants to directors vesting immediately. These grants are valued at the closing market price on the date granted with the associated compensation expense is recognized ratably over the applicable period.

Compensation expense recognized in connection with stock options for the years ended December 31, 2009, 2008 and 2007 was $189,000, $105,000 and $0 respectively. Compensation expense recognized in connection with stock grants for the years ended December 31, 2009, 2008 and 2007 was $1,147,000, $753,000 and $558,000 respectively.  As of December 31, 2009, remaining unamortized stock compensation expense for both stock options and stock grants was approximately $ 1.6 million  and will be recognized as follows (000’s):

	Stock Options	Stock Grants

2010	189	524
2011	189	358
2012	70	141
2013	—	49
2014	—	40
Thereafter	—	40
Unamortized stock compensation costs at December 31, 2009	$448	$1,152

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data 2009, 2008 , and 2007 appear below (in thousands, except per share data):

INTEGRAMED AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Revenues Net			Contribution			Net Income			Diluted Net Income Per Share (1)
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007

First quarter	$52,355	$45,784	$32,327	$4,907	$3,861	$3,066	$920	$720	$555	$0.10	$0.08	$0.07
Second quarter	56,115	49,920	33,907	5,500	4,729	3,651	1,114	1,015	728	0.13	0.12	0.09
Third quarter	53,598	52,229	40,183	5,043	4,987	4,427	1,228	1,099	933	0.14	0.13	0.10
Fourth quarter	54,692	50,220	45,405	5,440	4,709	3,979	1,232	1,081	828	0.14	0.12	0.1.0
Total year	$216,760	$198,153	$151,822	$20,890	$18,286	$15,123	$4,494	$3,915	$3,044	$0.51	$0.45	$0.36

(1) The sum of the quarterly earnings per share may not equal the full year earnings per share as the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

NOTE 21 — COMMITMENTS AND CONTINGENCIES:

Capital Leases —

Refer to Note 14 for a summary of capital lease commitments.

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

Employment Agreements

We have an employment agreement with our President and Chief Executive Officer. Pursuant to that agreement, we may terminate the President and Chief Executive Officer’s employment without cause on thirty days notice, in which event severance pay equal to twelve months’ base salary  plus an annual bonus, calculated without regard to the condition precedents established under the bonus plan, will be payable in a lump sum. Under the employment agreement, if we had terminated Mr. Higham effective December 31, 2009, based on his 2009 compensation, he would have been paid an aggregate of $1,237,500, $750,000 of which represents twice his 2009 base salary and $487,500 of which represents twice his accrued 2009 bonus.

The employment agreement further provides that in the event that within one year after a “Change of Control” (as defined therein) of the Company occurs, and  the President and Chief Executive Officer’s employment is terminated, the President and Chief Executive Officer will be paid a lump sum amount equal to their base salary for a 24-month period following termination, plus twice the full amount of their annual bonus based on their then current salary, without regard to the condition precedents established for the bonus payment. Based on this change of control provision, if there had been a change of control of the Company in 2009 and the President and Chief Executive Officer’s employment had terminated effective December 31, 2009, either for “Good Reason” or without cause, then the President and Chief Executive Officer would be entitled to termination pay equal to $750,000 representing his then annualized base salary for 24-months, plus $487,500 representing twice the amount to which he was eligible under our Executive Incentive Compensation Plan for 2009.

We have also entered into indemnification and change in control severance agreements with certain of our management employees, which include, among other terms, noncompetitive provisions and salary and benefits continuation.  Our minimum aggregate commitment under these agreements at December 31, 2009 was approximately $3.3 million.

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

Litigation —

We are party, from time to time, to legal proceedings in the ordinary course of business and are required to maintain compliance with extensive health care regulations. None of these proceedings or potential issues associated with health care regulation compliance are expected to have a material adverse effect on our financial position, results of operations or cash flow.

Insurance —

As of December 31, 2009 and December 31, 2008, we and our affiliated fertility and vein care centers were insured with respect to medical malpractice risks on a claims made basis.  We believe, either through this captive insurance company, or on the open market, we will be able to obtain renewal coverage for both our fertility and vein care physicians in the future. We are not aware of any claims against us or our affiliated medical practices, which would expose us, or our affiliated medical practices to liabilities in excess of insured amounts.

As of December 31, 2009 and 2008, we also carried policies to insure against liability, theft, property loss, business interruption and a variety of other business risks. We also maintain an appropriate insurance reserve to cover estimated deductible amounts should a claim be filed under our policies.  Premiums paid to the captive insurance company, which we manage for the benefit of our Fertility Partners are $2,140,000, $2,245,000 and $2,533,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 22 — RELATED PARTY TRANSACTIONS:

In accordance with our Partner agreement with Shady Grove, Michael J. Levy, M.D., an employed shareholder physician of the P.C., became a member of our Board of Directors in March 1998.  In 2004, Dr. Levy became an advisory director and was no longer a voting member of the Board of Directors. The medical practice at Shady Grove paid us service fees of $3,225,172, $3,145,000 and $2,916,000 in 2009, 2008 and 2007, respectively.

In accordance with our Partner agreement with FCI (the Illinois practice), Aaron Lifchez, M.D., an employed shareholder physician of FCI, became a member of our Board of Directors in August 1997.  In 2004, Dr. Lifchez became an advisory director and was no longer a voting member of the Board of Directors. The medical practice FCI paid us service fees of $2,147,445, $2,787,000 and $2,649,000 in 2009, 2008 and 2007, respectively.

The Company has a Consulting Agreement with its Chairman of the Board. The agreement provided for compensation of $125,000 for the twelve months ending December 31, 2008. This consulting agreement expired on December 31, 2008 and was replaced with a new one-year agreement providing for $36,000 in compensation in 2009.  This one-year agreement expired on December 31, 2009 and was not renewed.

INTEGRAMED AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 23 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

Equity transactions related to common stock, principally arising from stock grants, option exercises and related  tax benefits disclosed on our Consolidated Statements of Cash Flows are comprised of the following (000’s omitted):

	For the Twelve months ended
	2009	2008	2007

Common stock options and grants	$37	$30	$35
Tax benefit related to stock transactions	39	332	67
Treasury Stock, net and other	(39)	(211)	(67)
	$37	$151	$35

NOTE 24 — SUBSEQUENT EVENTS:

On February 12, 2010, we announced that we priced a public offering of 2,800,000 (including the over allotment) shares of common stock at a price to the public of $7.50 per share, of which 2,300,000 shares were offered through Piper Jaffray & Co., which acted as book-running manager and Dougherty & Company LLC, which acted as co-manager; and 500,000 shares were sold directly to IAT Reinsurance Company Ltd., our largest stockholder.

Approximately $19 million of net proceeds, after deducting underwriting discounts, commissions and expected offering expenses payable by us, are intended to be used to accelerate the addition of new partner fertility centers, accelerate the pace of new vein clinic openings in 2010, and for general working capital and other corporate purposes.  The offering closed on February 18, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
of IntegraMed America, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2010 appearing in the 2009 Annual Report to Shareholders of IntegraMed America, Inc. (which report and consolidated financial statement are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 8 and 15 (a) (1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/Amper, Politziner & Mattia, LLP.
Edison, New Jersey
March 10, 2010

S-1

SCHEDULE II

INTEGRAMED AMERICA, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008, 2007

	Balance at Beginning of Period	Additions		Deductions	End of Period

Year Ended December 31, 2009
Allowance for doubtful accounts receivable	$2,648	$4,820		$4,555	$2,913
Reserve for Attain IVF refunds	397	206		303	300
Reserve for attain IVF medical costs	331	72		59	344

Year Ended December 31, 2008
Allowance for doubtful accounts receivable	$3,386	$3,613		$4,351	$2,648
Reserve for Attain IVF refunds	326	427		356	397
Reserve for Attain IVF medical costs	272	355		296	331

Year Ended December 31, 2007
Allowance for doubtful accounts receivable	$13	$3,524	(1)	$151	$3,386
Reserve for Attain IVF refunds	257	355		286	326
Reserve for Attain IVF medical costs	215	296		239	272

(1)	Includes $3,224 acquired in connection with the Vein Clinics of America, Inc. transaction.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAMED AMERICA, INC.

March 10, 2010	By:	/s/JOHN HLYWAK, JR.
John W. Hlywak, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jay Higham
Jay Higham	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2010
/s/John W. Hlywak, Jr.
John W. Hlywak, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2010
/s/Kush K. Agarwal
Kush K. Agarwal	Director	March 10, 2010

/s/Gerardo Canet
Gerardo Canet	Director	March 10, 2010

/s/Wayne R. Moon
Wayne R. Moon	Director	March 10, 2010

/s/Lawrence J. Stuesser
Lawrence J. Stuesser	Director	March 10, 2010

/s/Elizabeth E. Tallett
Elizabeth E. Tallett	Director	March 10, 2010

/s/Yvonne S. Thornton, M.D.
Yvonne S. Thornton, M.D.	Director	March 10, 2010

EXHIBIT INDEX

Exhibit
Number	Description

1.1	Form of Underwriting Agreement
3.1
Restated Certificate of Incorporation of IntegraMed filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference thereto

3.2	By-laws of IntegraMed filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference thereto
4.1	Specimen certificate for shares of common stock
5.1	Opinion of Dorsey & Whitney LLP regarding the validity of the securities being registered
10.1
Stock Purchase Agreement, dated August 8, 2007, by and among IntegraMed, IDVC Acquisition Co., the Sellers named therein, the Guarantors named therein and VCA filed as an Exhibit to IntegraMed’s Current Report on Form 8-K dated August 8, 2007 and incorporated herein by reference thereto

10.2
1992 Stock Option Plan, including form of option, filed as an Exhibit to IntegraMed’s Registration Statement on Form S-1 (Registration No. 333-47046) filed with the Securities and Exchange Commission on April 9, 1992 and incorporated herein by reference thereto

10.3
Amended and Restated 1992 Incentive and Non-Incentive Stock Option Plan, dated April 16, 1998, filed as an Exhibit to IntegraMed’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 5, 1998 and incorporated herein by reference thereto

10.4
Agreement of Lease, dated September 27, 1994, between Purchase Corporate Park Associates and IntegraMed filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference thereto

10.5	Amendment, dated January 1995, to Agreement of Lease between Purchase Corporate Park Associates and Integramed
10.6	Second Amendment, dated August 23, 1999, to Agreement of Lease between Purchase Corporate Park Associates, L.P. and IntegraMed
10.7	Third Amendment, dated October 15, 2002, to Agreement of Lease between Purchase Corporate Park Associates, L.P. and IntegraMed
10.8
Business Service Agreement, dated August 30, 2007, by and between IntegraMed and the Center for Reproductive Medicine, P.A. filed as an Exhibit to IntegraMed’s Current Report on Form 8-K dated September 6, 2007 and incorporated herein by reference thereto

10.9
Consulting Agreement, dated December 24, 2008, between Gerardo Canet and IntegraMed filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference thereto

10.10
Employment Agreement, dated October 10, 2005, between IntegraMed and Jay Higham filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference thereto

10.11
Management Agreement, dated January 7, 1997, by and between IntegraMed and Bay Area Fertility and Gynecology Medical Group, Inc. filed as an Exhibit to IntegraMed’s Current Report on Form 8-K dated January 20, 1997 and incorporated herein by reference thereto

10.12
Amendment No. 1, dated April 5, 1998, to Management Agreement between IntegraMed and Bay Area Fertility and Gynecology Medical Group, Inc. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference thereto

10.13
Amendment No. 2, dated July 21, 1998, to Management Agreement between IntegraMed and Bay Area Fertility and Gynecology Medical Group, Inc. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference thereto

10.14
Amendment No. 3, dated April 1, 2000, to Management Agreement between IntegraMed and Bay Area Fertility and Gynecology Group, Inc. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference thereto

10.15
Amendment No. 4, dated January 1, 2001, to Management Agreement between IntegraMed and Bay Area Fertility and Gynecology Medical Group, Inc. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference thereto

10.16
Amendment No. 5, dated September 19, 2001, to Management Agreement between IntegraMed and Bay Area Fertility and Gynecology Medical Group, Inc. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference thereto

10.17
Amendment No. 6, dated December 2003, to Service Agreement between IntegraMed and Reproductive Science Center of the San Francisco Bay Area, a California medical corporation, filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference thereto

10.18
Management Agreement, dated February 28, 1997, between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Registration Statement on Form S-1 (Registration No. 333-26551) filed with the Securities and Exchange Commission on May 6, 1997 and incorporated herein by reference thereto

10.19
Amendment, dated May 2, 1997, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to Amendment No. 1 to IntegraMed’s Registration Statement on Form S-1 (Registration No. 333-26551) filed with the Securities and Exchange Commission on June 20, 1997 and incorporated herein by reference thereto

10.20
Amendment No. 2, dated June 18, 1997, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to Amendment No. 1 to IntegraMed’s Registration Statement on Form S-1 (Registration No. 333-26551) filed with the Securities and Exchange Commission on June 20, 1997 and incorporated herein by reference thereto

10.21
Amendment No. 3, dated August 19, 1997, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference thereto

10.22
Amendment No. 4, dated January 9, 1998, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to a Schedule 13D dated February 11, 1998 filed with the Securities and Exchange Commission by Gerardo Canet and incorporated herein by reference thereto

10.23
Amendment No. 5, dated March 5, 1998, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference thereto

10.24
Amendment No. 6, dated July 1, 1999, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference thereto

10.25
Amendment No. 7, dated April 1, 2000, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference thereto

10.26
Amendment No. 8, dated September 24, 2001, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference thereto

10.27
Amendment No. 9, dated December 2003, to Service Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference thereto

10.28
Amendment No. 10, dated January 1, 2005, to Service Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference thereto

10.29
Service Agreement, dated May 25, 2001, between IntegraMed and MPD Medical Associates (MA), P.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference thereto

10.30
Amendment No. 1, dated March 5, 2002, to Service Agreement between IntegraMed and MPD Medical Associates (MA), P.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto

10.31
Management Agreement, dated March 11, 1998, between Shady Grove Fertility Centers, P.C. and Levy, Sagoskin and Stillman, M.D., P.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference thereto

10.32
Amendment No. 1, dated April 16, 1998, to Management Agreement between Shady Grove Fertility Centers, Inc. and Levy, Sagoskin and Stillman, M.D., P.C filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference thereto

10.33
Amendment No. 2, dated May 6, 1998, to Management Agreement between Shady Grove Fertility Centers, Inc. and Levy, Sagoskin and Stillman, M.D., P.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference thereto

10.34
Amendment No. 3, dated September 1, 1999, to Management Agreement between IntegraMed and Shady Grove Reproductive Science Center, P.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference thereto

10.35
Amendment No. 4, dated April 1, 2000, to Management Agreement between IntegraMed and Shady Grove Reproductive Science Center, P.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference thereto

10.36
Amendment No. 5 to Management Agreement between IntegraMed and Shady Grove Reproductive Science Center, P.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference thereto

10.37
Amendment No. 6, dated September 18, 2001, to Management Agreement between IntegraMed and Shady Grove Reproductive Science Center, P.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference thereto

10.38
Amendment No. 7, dated November 2003, to Service Agreement between IntegraMed and Shady Grove Reproductive Science Center, P.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference thereto

10.39
Amendment No. 8, dated February 16, 2006, to Service Agreement between IntegraMed and Shady Grove Reproductive Science Center, P.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference thereto

10.40
Amendment No. 9, dated March 22, 2007, to Service Agreement between IntegraMed and Shady Grove Fertility Reproductive Science Center, P.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference thereto

10.41
Second Amended and Restated Loan Agreement, dated August 8, 2007, by and among IntegraMed and Bank of America, N.A. filed as an Exhibit to IntegraMed’s Current Report on Form 8-K dated August 8, 2007 and incorporated herein by reference thereto

10.42	Form of Retention Agreement filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference thereto
10.43
Form of Amendment to Retention Agreement relating to Section 409A of the U.S. Internal Revenue Code of 1986, as amended, filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference thereto

10.44	Form of Indemnification Agreement filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference thereto
10.45
Form of Amendment to Indemnification Agreement relating to Section 409A of the U.S. Internal Revenue Code of 1986, as amended, filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference thereto

10.46
Service Agreement, dated April 26, 2002, between IntegraMed and Northwest Center for Infertility and Reproductive Endocrinology filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference thereto

10.47
Amendment No. 1, dated June 14, 2002, to Service Agreement between IntegraMed and Northwest Center for Infertility and Reproductive Endocrinology filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference thereto

10.48
Amendment No. 2, dated November 1, 2002, to Service Agreement between IntegraMed and Northwest Center for Infertility and Reproductive Endocrinology filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference thereto

10.49
Amendment No. 3, dated January 1, 2003, to Service Agreement between IntegraMed and Northwest Center for Infertility and Reproductive Endocrinology filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference thereto

10.50		2000 Long-Term Compensation Plan filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto
10.51		Form of Incentive Stock Option Agreement filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference thereto
10.52		Form of Non-Qualified Stock Option Agreement filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference thereto
10.53		Form of Restricted Stock Unit Award Agreement filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference thereto
10.54
Service Agreement, dated September 1, 2003, between IntegraMed and Reproductive Endocrine Associates of Charlotte, P.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto

10.55
Service Agreement, dated January 1, 2004, between IntegraMed and Seattle Reproductive Medicine, Inc., P.S. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference thereto

10.56
Submanagement Agreement, dated January 1, 2005, between Reproductive Partners, Inc. and IntegraMed filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference thereto

10.57		2007 Long-Term Compensation Plan filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference thereto
10.58
Business Service Agreement, dated April 24, 2008, between IntegraMed and Southeastern Fertility Centers, P.A. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 and incorporated herein by reference thereto

10.59
Business Service Agreement, dated July 9, 2008, between IntegraMed and Arizona Reproductive Medicine Specialists Ltd. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference thereto

10.60		Amendment No. 11, dated November 30, 2009, to Service Agreement between IntegraMed and Fertility Centers of Illinois, S.C.
10.61		First Amended and Restated Management Agreement, dated December 1, 2009, by and among IntegraMed, Idaho Center for Reproductive Medicine, P.C. and Idaho Reproductive Labs, Inc.
10.62		First Amended and Restated Management Agreement, dated December 1, 2009, by and among IntegraMed, Foulk & Whitten Nevada Center for Reproductive Medicine, P.C. and Nevada Reproductive Labs, Inc.
10.63		Management Agreement, dated December 1, 2009, by and between IntegraMed and Utah Fertility Center, P.C.
10.64		Form of Purchase Agreement between IntegraMed and IAT Reinsurance Company Ltd.
21	.1 **	List of subsidiaries of IntegraMed America, Inc.

23	.1 **	Consent of Amper, Politziner & Mattia, LLP, Independent Registered Public Accounting Firm
23.2		Consent of Dorsey & Whitney LLP (included in Exhibit 5.1)
24.1		Powers of Attorney
31	.1 **	CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 dated March 31, 2009.
31	.2 **	CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 dated March 31, 2009.
32	.1 **	CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 dated March 31, 2009.
32	.2 **	CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 dated March 31, 2009.

**	Filed herewith.