Form 10-Q
period 2010-03-31
INTEGRAMED AMERICA INC
filed 2010-05-07
CIK 885988

================================================================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated filer ☐	Accelerated Filer ☒

Non-Accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on April 30, 2010 was approximately 11,733,000.

=================================================================================================================================================================================

INTEGRAMED AMERICA, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	3

	Consolidated Statements of Operations for the three-month period ended March 31, 2010 and 2009	4

	Consolidated Statements of Shareholders’ Equity for the three-month period ended March 31, 2010	5

	Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23-24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

CERTIFICATIONS PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

CERTIFICATIONS PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

INTEGRAMED AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$46,622	$28,865
Patient and other receivables, net	7,447	6,964
Deferred taxes	3,012	2,883
Other current assets	10,522	7,653
Total current assets	67,603	46,365

Fixed assets, net	17,123	16,705
Intangible assets, Business Service Rights, net	23,886	24,210
Goodwill	30,334	30,334
Trademarks	4,442	4,442
Other assets	2,057	2,253
Total assets	$145,445	$124,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,436	$2,846
Accrued liabilities	15,036	15,119
Current portion of long-term notes payable and other obligations	11,299	11,317
Due to Fertility Medical Practices	7,376	6,424
Attain IVF deferred revenue and other patient deposits	14,528	13,362
Total current liabilities	50,675	49,068

Deferred and other tax liabilities	2,370	2,199
Long-term notes payable and other obligations	13,848	14,849
Total liabilities	66,893	66,116

Commitments and Contingencies

Shareholders’ equity:
Common Stock, $.01 par value – 15,000,000 shares authorized on March 31, 2010 and December 31, 2009, respectively, 11,816,486 and 8,831,558 shares issued on March 31, 2010 and December 31, 2009, respectively	118	88
Capital in excess of par	75,804	56,354
Other comprehensive loss	(124)	(188)
Treasury stock, at cost – 85,018 and 46,408 shares on March 31, 2010 and December 31, 2009, respectively	(681)	(375)
Retained earnings	3,435	2,314
Total shareholders’ equity	78,552	58,193
Total liabilities and shareholders’ equity	$145,445	$124,309

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share amounts)
(unaudited)

	For the Three-month period ended March 31,
	2010	2009
Revenues, net
Fertility Centers	$37,957	$36,283
Consumer Services	6,086	5,226
Vein Clinics	12,981	10,846
Total revenues	57,024	52,355

Costs of services and sales
Fertility Centers	34,902	33,643
Consumer Services	4,696	3,713
Vein Clinics	12,114	10,092
Total costs of services and sales	51,712	47,448

Contribution
Fertility Centers	3,055	2,640
Consumer Services	1,390	1,513
Vein Clinics	867	754
Total contribution	5,312	4,907

General and administrative expenses	3,196	3,138
Interest income	(73)	(77)
Interest expense	277	297
Total other expenses, net	3,400	3,358

Income before income taxes	1,912	1,549
Income tax provision	791	629
Net income	$1,121	$920

Basic and diluted net earnings per share of Common Stock
Basic earnings per share	$0.11	$0.10
Diluted earnings per share	$0.11	$0.10

Weighted average shares – basic	10,217	8,762
Weighted average shares - diluted	10,269	8,827

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(all amounts in thousands)
(unaudited)

	Common Stock				Treasury Shares
	Shares	Amount	Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Shares	Amount	Retained Earnings	Total Equity
Balance at December 31, 2009	8,832	$88	$56,354	$(188)	46	$(375)	$2,314	$58,193
Stock awards granted, net	171	1	(1)	—	39	(306)	—	(306)
Restricted stock award and stock option expense amortization	—	—	366	—	—	—	—	366
Stock options exercised and related tax benefits	13	1	24	—	—	—	—	25
Unrealized gain on hedging transaction	—	—	26	64	—	—	—	90
Secondary Offering	2,800	28	19,035	—	—		—	19,063
Net income for the three months ended March 31, 2010	—	—	—	—	—	—	1,121	1,121
Balance at March 31, 2010	11,816	$118	$75,804	$(124)	85	$(681)	$3,435	$78,552

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(all amounts in thousands)

	For the three-month period ended March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$1,121	$920
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,676	1,803
Deferred income tax provision	28	(343)
Stock-based compensation	366	384
Changes in assets and liabilities —
Decrease (increase) in assets
Patient and other accounts receivable	(483)	(580)
Other current assets	(2,869)	(1,331)
Other assets	196	165
(Decrease) increase in liabilities
Accounts payable	(410)	(1,038)
Accrued liabilities	(389)	(1,515)
Due to fertility medical practices	952	977
Attain IVF deferred revenue and other patient deposits	1,166	(25)
Net cash provided by (used in) operating activities	1,354	(583)

Cash flows from investing activities:
Purchase of fixed assets, net	(1,770)	(2,566)
Net cash used in investing activities	(1,770)	(2,566)

Cash flows from financing activities:
Debt repayments, net	(915)	(913)
Common Stock transactions, net	19,088	(164)
Net cash provided by (used in) financing activities	18,173	(1,077)

Net increase (decrease) in cash and cash equivalents	17,757	(4,226)
Cash and cash equivalents at beginning of period	28,865	28,275
Cash and cash equivalents at end of period	$46,622	$24,049

Supplemental Information:
Interest paid	$321	$297
Income taxes paid	$362	$2,663

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — INTERIM RESULTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position at March 31, 2010, and the consolidated results of operations and cash flows for the interim periods presented.  Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IntegraMed America’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 — EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2010 and 2009 is as follows (000's omitted, except for per share amounts):

	For the three-month period Ended March 31,,
	2010	2009
Numerator
Net Income	$1,121	$920

Denominator
Weighted average shares outstanding (basic)	10,217	8,762
Effect of dilutive options and warrants	52	65
Weighted average shares and dilutive potential Common shares (diluted)	10,269	8,827

Basic earnings per share	$0.11	$0.10
Diluted earnings per share	$0.11	$0.10

For both the three month periods ended March 31, 2010 and 2009, there were 127,845 outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of these outstanding options were greater than the average market price of the shares of Common Stock.

As of March 31, 2010, there were 11,816,486 shares of common stock issued of which 11,731,468 were outstanding and 85,018 held as treasury shares.  As of December 31, 2009, there were 8,831,558 shares of common stock issued of which 8,785,150 were outstanding and 46,408 held as treasury shares.

NOTE 3 — SEGMENT INFORMATION:

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

Performance by segment, for the three months ended March 31, 2010 and 2009 are presented below (000’s omitted):

INTEGRAMED AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Fertility Centers	Consumer Services	Vein Clinics	Corp G&A	Consolidated

For the three months ended March 31, 2010
Total Revenues, net	$37,957	$6,086	$12,981	$—	$57,024
Cost of Services and Sales	34,902	4,696	12,114	—	51,712
Contribution	3,055	1,390	867	—	5,312
Operating margin	8.0%	22.8%	6.7%	0.0%	9.3%

General and Administrative	—	—	—	3,196	3,196
Interest, net	(73)	—	—	277	204
Income before income taxes	$3,128	$1,390	$867	$(3,473)	$1,912

Depreciation expense included above	$961	$—	$236	$173	$1,370
Capital Expenditures	$1,146	$—	$547	$77	$1,770
Total Assets	$39,497	$84	$52,731	$53,133	$145,445

For the three months ended March 31, 2009
Total Revenues, net	$36,283	$5,226	$10,846	$—	$52,355
Cost of Services and Sales	33,643	3,713	10,092	—	47,448
Contribution	2,640	1,513	754	—	4,907
Operating margin	7.3%	29.0%	7.0%	0.0%	9.4%

General and Administrative	—	—	—	3,138	3,138
Interest, net	(34)	—	—	254	220
Income before income taxes	$2,674	$1,513	$754	$(3,392)	$1,549

Depreciation expense included above	$1,058		$205	$216	$1,479
Capital Expenditures	$2,221		$163	$182	$2,566
Total Assets	$37,877	$630	$48,873	$32,235	$119,615

NOTE 4 – CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of cash, short term marketable securities and accrued interest on these securities. To the extent that cash balances exceed short term operating needs, excess cash is invested in short term interest bearing instruments. It is our policy to restrict our investments to high-quality securities with fixed maturity dates and principle amounts. The composition of our cash and cash equivalents as of March 31, 2010 and December 31, 2009 is as follows (000’s omitted):

	March 31,	December 31,
	2010	2009
	(unaudited)
Cash	$33,525	$15,770
Short term investments	13,097	13,081
Accrued interest income	—	14
Total cash and cash equivalents	$46,622	$28,865

INTEGRAMED AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – PATIENT AND OTHER RECEIVABLES, NET:

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

The composition of our patient and other receivables as of March 31, 2010 and December 31, 2009 is as follows (000’s omitted):

	March 31,	December 31,
	2010	2009
	(unaudited)
Vein Clinic patient and insurance receivables	$14,599	$13,073
Reserve for insurance contractual allowance	(4,006)	(3,300)
Reserve for uncollectible accounts	(3,230)	(2,913)
Subtotal Vein Clinic receivables, net	7,363	6,860
Other receivables	84	104
Total Patient and other receivables, net	$7,447	$6,964

NOTE 6 – OTHER CURRENT ASSETS:

Other Current Assets was $10.5 million and $7.7 million as of March 31, 2010 and December 31, 2009, respectively.  The largest part of Other Current Assets relates to Prepaid Marketing, which consists of two items, those expenses which relate to the following period which were paid prior to the end of the current period, and direct response advertising costs, which we capitalize and then expense over the life of the expected benefit from the advertising costs in accordance with ASC 720.  Direct response advertising costs reported as part of “Prepaid Marketing” are $2,130,981 and   $1,342,000 as of March 31, 2010 and December 31, 2009, respectively.  Total marketing expenses were $2,429,000 in the quarter ended March 31, 2010 ($2,041,000 in the quarter ended March 31, 2009).

The remainder of Other Current Assets (those items that do not relate to Prepaid Marketing) is $5,691,000 and $4,954,000, as of March 31, 2010 and December 31, 2009, respectively.  These balances consist primarily of prepaid items (including rent, insurance and taxes).

NOTE 7 – INTANGIBLE ASSETS:

Business Service Rights consist of fees and expenses paid in conjunction with service contracts associated with our Fertility Centers Partner program. These service contracts typically have ten to twenty five year initial lives with the associated service fees on some contracts refundable to us upon contract termination. We amortize our non-refundable Business Service Rights over the life of their applicable contract. Refundable Business Service Rights, which totaled approximately $9.6 million as of March 31, 2010, are not amortized because these funds will be returned to us upon contract termination.

INTEGRAMED AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

NOTE 8 – DUE TO FERTILITY MEDICAL PRACTICES:

Due to Fertility Medical Practices is comprised of the net amounts owed by us to medical practices contracted as Partner Fertility Centers. We do not consolidate the results of the Fertility Centers into our accounts (as discussed in Note 3 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009). This balance is comprised of amounts due to us by the medical practices for funds, which we advanced for use in financing their accounts receivable, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

As of March 31, 2010 and December 31, 2009, Due to Fertility Medical Practices was comprised of the following balances (000’s omitted):

	March 31,	December 31,
	2010	2009
	(unaudited)
Advances to Medical Practices	$(16,619)	$(14,653)
Undistributed Physician Earnings	1,969	2,270
Physician Practice Patient Deposits	22,026	18,807
Due to Fertility Medical Practices, net	$7,376	$6,424

NOTE 9 –  NOTES PAYABLE AND OTHER OBLIGATIONS:

Notes payable and other obligations as of March 31, 2010 and December 31, 2009 consisted of the following (000’s omitted):

	March 31,	December 31,
	2010	2009
	(unaudited)
Term Loans	$17,250	$18,142
Revolving Line of Credit	7,500	7,500
Derivative Fair valuation adjustment	201	306
Obligations under capital lease	196	218

Total notes payable and other obligations	$25,147	$26,166
Less — current portion	(11,299)	(11,317)

Long-term notes payable and other obligations	$13,848	$14,849

INTEGRAMED AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The majority of our term loans and our revolving line of credit are financed by Bank of America and are collateralized by substantially all of our assets. As of March 31, 2010 and December 31, 2009, we were in full compliance with all applicable debt covenants.

NOTE 10 – STOCK-BASED EMPLOYEE COMPENSATION:

We currently have three stock option plans which have been previously approved by the stockholders.  All three plans are described more fully in Note 19 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Under these plans, stock options and stock grants may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of grant.  The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions.  Under all of our plans, options expire three months from the date of the holder’s termination of employment or twelve months in the event of disability or death.  As of March 31, 2010, there were 236,762 shares available for granting under these Plans.

The following table sets forth information about the weighted-average fair value of the 74,000 options granted in 2010, and the fair value assumptions used. No options were granted in 2009.

	For the three-month period Ended March 31,
	2010	2009
Fair value of options granted	$5.13	N/A
Dividend yield	0%	N/A
Expected volatility	58.2%	N/A
Risk free interest rate	4.0%	N/A
Expected term in years	5.0	N/A

We recognize compensation cost for stock option plans over the vesting period which approximates the service period, based on the fair value of the option as of the date of the grant.

Stock award activity for the first three months of 2010 under these plans is summarized below:

	Number of shares of Common Stock underlying options	Weighted Average Exercise Price
Options outstanding at December 31, 2009	205,685	$5.78
Granted – stock options	74,000	7.95
Granted – stock awards	154,171	7.95
Exercised – stock options	13,535	$1.80
Exercised – stock awards	154,171	7.95
Canceled	-

Options outstanding at March 31, 2010	266,150	$6.91

Options exercisable at:
December 31, 2009	119,771	$4.64
March 31, 2010	114,225	$5.24

INTEGRAMED AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The aggregate intrinsic value (difference between exercise price and current value of our common stock) of options outstanding and exercisable as of March 31, 2010 and December 31, 2009 was approximately $350,000 and $354,000, respectively.

We recorded a charge to earnings to recognize compensation expense related to outstanding stock options of $69,000 and $48,000 for the three month periods March 31, 2010 and 2009, respectively. As of March 31, 2010, we had approximately $727,000 of unrecognized compensation costs related to stock options which will be recognized over their remaining vesting period, which approximates the service period.

We also issue restricted stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers generally vests over a period of three to five years.  Our General and Administrative expense includes compensation costs recognized in connection with these restricted stock grants of $297,000 and $337,000 for the three month periods ended March 31, 2010 and 2009, respectively.   As of March 31, 2010, we had approximately $2.2 million of unrecognized compensation costs related to stock grants which will be recognized over their vesting period, which approximates the service period.

NOTE 11 – INTEREST RATE HEDGING TRANSACTION:

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

As a result of this agreement, our net income for the three months ended March 31, 2010 and March 31, 2009 included additional pre-tax financing costs of approximately $107,000 and $68,000, respectively. In addition we expect to record additional pre-tax financing costs of approximately $ 100,000 - $150,000 related to this swap agreement over its remaining life given current interest rate forecasts.

In addition to the costs included in our reported net income, recording this hedge at fair value also generated a non-recognized pre-tax loss of approximately $ 201,000 as of March 31, 2010.

The following table summarizes total comprehensive income (loss) for the applicable periods (000’s omitted):

	For the three-month period ended March 31,
	2010	2009
Net income as reported	$1,121	$920
Unrealized gain (loss) on hedging transaction	64	50

Total comprehensive income	$1,185	$970

INTEGRAMED AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12 – LITIGATION AND COMPLIANCE WITH HEALTHCARE REGULATIONS:

From time to time, we are party to legal proceedings in the ordinary course of business and are required to maintain compliance with extensive healthcare regulations.  As of March 31, 2010, none of these proceedings or potential issues associated with healthcare regulation compliance are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 13 – RECENT ISSUED ACCOUNTING GUIDANCE:

Emerging Issues Task Force (EITF) 08-1 – Replacement for Issue 00-21 (ASC 605-25)

Issue 08-1 will change the accounting for revenue recognition for arrangements with multiple deliverables.  Issue 08-1 will enable entities to separately account for individual deliverables for many more revenue arrangements. By removing the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables, the EITF expects the recognition of revenue to more closely align with the economics of certain revenue arrangements.  Issue 08-1 applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities, except when some or all deliverables in a multiple deliverable arrangement are within the scope of other, more specific sections of the Codification and other sections of ASC 605 on revenue recognition.  Specifically, Issue 08-1 addresses the unit of accounting for arrangements involving multiple deliverables.  It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. Issue 08-1 requires a vendor to evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting.  This evaluation must be performed at the inception of an arrangement and as each item in the arrangement is delivered. It is our opinion that the adoption of this guidance will not have a material impact on our consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and with IntegraMed America, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of events could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed under the caption “Risk Factors” appearing under Item 1-A included in our Form 10-K for the year ended December 31, 2009.

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

                  Our Consumer Services Division offers our Attain IVF programs to fertility patients. The division’s Attain IVF programs are designed to make the treatment process easier and more affordable for patients. Currently, this division maintains a contracted network of 26 independent fertility centers (25 as of December 31, 2009) under its Affiliate Program, which is designed to distribute the division’s products and services to a wider group of patients than those serviced by our Partner locations.  Until recently, the Consumer Services Division relied on patient referrals from our Partner and Affiliate network centers to drive Attain IVF program growth.  Due to the network size and consumer demand, we recently started making significant investments in marketing to reach consumers directly and drive interested consumers to one or our network centers for diagnosis and treatment.  Our business strategy is to market the Attain IVF programs to both meet the needs of the fertility consumer and increase IVF volume at our network centers.

Our Vein Clinics Division began operations on August 8, 2007, with the purchase of Vein Clinics of America, Inc. (“VCA”), a company that had been in business since 1981. The Vein Clinics Division currently manages a network of 36 clinics (34 as of December 31, 2009) located in 13 states, which specialize in the treatment of vein disease and other vein disorders.

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

Major Events Impacting Financial Condition and Results of Operations

2010

                On February 18, 2010, we completed a public offering of 2,800,000 shares of common stock at a price to the public of $7.50 per share, which raised approximately $19.1 million of net proceeds, after deducting underwriting discounts, commissions and offering expenses. We intended to use this new capital to assist with the addition of new partner fertility centers, accelerate the pace of new vein clinic openings in 2010, and for general working capital and other corporate purposes.

On February 4, 2010, we announced the addition of Tennessee Reproductive Medicine as an affiliate and that they will begin offering the Company’s IntegraMed Attain™ IVF programs.

On January 12, 2010, we announced plans to open a new vein clinic in Chevy Chase, Maryland in early May 2010. This will be the 36th clinic in our Vein Clinics Division and our seventh clinic in the greater Baltimore/Washington D.C. region.

On January 8, 2010, we announced plans to open a new vein clinic in Columbia, Maryland in mid-2010. This will be the 35th clinic in our Vein Clinics Division and will add interventional radiology treatments to the full range of vein treatments provided at our existing vein clinics, enabling patients to undergo a host of additional procedures. Interventional radiology involves minimally invasive procedures performed using image guidance. Adding interventional radiology will allow this vein clinic to offer patients more high value and complex vascular procedures including uterine fibroid embolization, fallopian tube recanalization as well as procedures for varicoceles and pelvic congestion, among others.

2009

On December 1, 2009, we acquired the rights to supply a complete range of business, marketing, and facility services to three new Partner fertility centers in the western United States; the Idaho  Center for Reproductive Medicine, the Nevada Center for Reproductive Medicine and the Utah Fertility Center, based in Boise, Idaho, Reno, Nevada and Provo, Utah, respectively.  The Idaho and Nevada fertility centers are established centers with Utah center scheduled to begin seeing patients in early 2010.  Under the terms of these 25-year agreements, our service fees are comprised of a fixed percentage of revenues, reimbursed costs of services, and an additional fixed percentage of each center’s earnings.  We also committed up to $1.0 million to fund any necessary capital needs of the practices.

On October 28, 2009, the management of the Company concluded and subsequently reported to the Audit Committee of the Company’s Board of Directors that the Company’s audited financial statements for the years ended December 31, 2006, 2007 and 2008 should no longer be relied upon and will be restated due to an understatement in revenue recognized in connection with its Attain IVF program within its Consumer Services Division. See Note 2 to the December 31, 2009 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information.

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

Results of Operations

The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statements of operations for the three month periods ended March 31, 2010 and 2009:

	For the three-month period Ended March 31,
	2010	2009
Revenues, Net
Fertility Centers	66.5%	69.3%
Consumer Services	10.7%	10.0%
Vein Clinics	22.8%	20.7%
Total revenues	100.0%	100.0%

Cost of services and sales
Fertility Centers	61.2%	64.3%
Consumer Services	8.2%	7.1%
Vein Clinics	21.3%	19.3%
Total cost of services and sales	90.7%	90.7%

Contribution
Fertility Centers	5.4%	5.0%
Consumer Services	2.4%	2.9%
Vein Clinics	1.5%	1.4%
Total contributions	9.3%	9.4%

General and administrative expenses	5.6%	6.0%
Interest income	(0.1)%	(0.1)%
Interest expense	0.4%	0.4%
Total other expenses	5.9%	6.3%

Income before income taxes	3.4%	3.0%
Income tax provision	1.4%	1.2%
Net income	2.0%	1.8%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

 Revenues

For the three months ended March 31, 2010, total revenues were $57.0 million, an increase of approximately $4.7 million, or 8.9%, from the same period in 2009. Revenue at our Vein Clinics Division was up approximately $2.1 million, or 19.7%, based on higher patient volume. Fertility Center revenue growth of $1.7 million was 4.6% above the same period in 2009, and our Consumer Services segment reported increased revenue of $0.9 million from prior year based on a 14.7% rise in Attain IVF outcomes.

A segment-by-segment discussion is presented below.

Fertility Centers Segment

In providing clinical care to patients, each of our partner fertility centers generates patient revenue which we do not report in our financial statements. Although we do not consolidate the partner fertility center financials with our own, these financials do directly affect our revenues.

The components of our revenue from our Partner fertility centers are typically:

•	A base service fee calculated as a percentage of patient revenue as reported by the center (this percentage varies from 6% down to 3% depending on the agreement and the level of patient revenues);

•
Cost of services equal to reimbursement for the expenses which we advanced to the center during the month (representing substantially all of the expenses incurred by the practice, except physician compensation); and

•
Our additional fees which represent our share of the net income of the center (which varies from 10% to 20% or a fixed amount depending on the underlying center, subject to limits in some circumstances).

However, our revenues from our Fertility Centers of Illinois, S.C. (“FCI”) Partner fertility center are not based on this three-part structure. Rather, effective as of November 1, 2009, our revenues from FCI are generally equal the operating expenses associated with managing FCI’s medical practice plus 9.5% of such expenses.  Our revenues from FCI prior to November 1, 2009, were, pursuant to our current Partner agreement with FCI, set at a fixed annual amount paid monthly.

In addition to these revenues generated from our Fertility Centers, we often receive miscellaneous other revenues related to providing services to medical practices. From the total of our revenues, we subtract the annual amortization of our Business Service Rights, which are the rights to provide Business Services to each of the centers.

During the first quarter of 2010, Fertility Centers Division revenues increased by $1.7 million or 4.6% from the same period in 2009.  This increase in revenue was driven by $2.0 million of revenue from three new Partners agreements signed in the fourth quarter of 2009, plus the conversion of our Phoenix, AZ based clinic to full Partner status in the second quarter of 2009. Revenue from same center Partners, fell by $0.3 million due to the previously disclosed termination of a large payer contract in the first quarter of 2009.

The table below illustrates the components of Fertility Centers Division revenues in relation to the Partner fertility center practice financials for the first three months of 2010 compared to 2009 (in thousands):

	For the three-month period Ended March 31,
	2010	2009
	(unaudited)
	Providers	Providers
Partner Fertility Center Financials
(a) Patient revenue	$51,959	$48,405
(b) Cost of services	34,095	32,829
(c) Base service fee	2,682	2,278
(d) Practice contribution (a-b-c)	15,182	13,298
(e) Physician compensation	13,693	11,885
(f) IntegraMed additional fee	1,489	1,474

IntegraMed Financials
(g) IntegraMed gross revenue (b+c+f)	38,266	36,581
(h) Amortization of business service rights	(324)	(324)
(i) Other revenue	15	26
(j) IntegraMed fertility services revenue (g+h+i)	$37,957	$36,283

New Patients Visits, which are a leading indicator of future fertility treatments, rose 1% in the three months ending March 31, 2010 versus the year earlier period. IVF Cycle volume, which is an indicator of billable charges, dropped slightly in the first quarter of 2010 versus the prior year as a result of the loss of the large payer contract described above.  The average revenue per cycle increased 8.3% between the first quarter of 2009 and the first quarter of 2010 as a result of the change in payer mix throughout the network. These key Fertility Center metrics are presented below:

	Q1 2010	Q1 2009	Change	% Change
Revenues (000’s)	37,957	36,283	1,674	4.6%
Operating Income (000’s)	3,055	2,640	415	15.7%
New Patient Visits	7,041	6,980	61	.9%
IVF Cycles	3,413	3,624	(211)	(5.8%)

Consumer Services Segment

Revenue from our Consumer Services Division increased $0.9 million, or 16.5%, in the first quarter of 2010 versus the same period in the prior year.  Attain IVF revenues accounted for approximately 95% of the division’s revenues during the first three months of 2010, which was comparable with the same periods in 2009.

Patients who enroll in our Attain IVF treatment program pay us an upfront fee (deposit) in return for up to six treatment cycles (consisting of three fresh IVF Cycles and three frozen embryo transfers). Any non-refundable portion of these fees are recognized as revenue based on the relative fair value of each treatment cycle completed relative to the total fair value of the contracted treatment package selected by the patient.

The refundable portion of the program contract amount is recognized as revenue when the patient becomes pregnant.  At the time of pregnancy, we establish a reserve for future medical costs should the patient miscarry and require additional contracted treatment cycles.  The two main factors that impact the Attain IVF Refund Program financial performance are:

•	The number of patients enrolled and receiving treatment

•	Clinical pregnancy rates

Patients enrolled in our Attain IVF Multi-Cycle Program pay us a single fee, which is slightly less than the average cost of two fresh IVF cycles, in return for up to four treatment cycles (consisting of two fresh IVF cycles and two frozen embryo transfers).  With respect to our Attain IVF Multi-Cycle Program, we recognize a pro rata share of the contract amount as revenue as each treatment cycle is completed.  The refundable portion of the [program contract amount is recognized as revenue when the patient becomes pregnant. Under such revenue recognition methodology, we never recognize more revenue that the potential refundable amount under the program.  At the time of pregnancy, we establish a reserve for future medical costs should the patient miscarry and require additional treatment cycles.  The main factor that impacts Attain IVF Multi-Cycle Program financial performance is the number of patients enrolled and receiving treatment.

The $0.9 million increase in revenue was the result of a higher number of clinical outcomes and pregnancies in the first quarter of 2010 relative to 2009, which offset a moderate drop in pregnancy success rates and the increased up take of the Attain Multi-Cycle Program. Pregnancy success rates during the first three months of 2010 were within expected ranges whereas they were unusually high in the first quarter of 2009.

Applications for entrance into our Attain IVF programs also increased by 32.2% in the first quarter of 2010 versus the prior year with our conversion ratio for transitioning these applicants into enrolled patients increasing to 49.7% in 2010 from 46.1% in 2009. Patient enrollments serve as a leading indicator of future revenues.  Key Consumer Services metrics are presented below:

	Q1 2010	Q1 2009	Change	% Change
Revenue (000’s)s	6,086	5,226	860	16.5%
Operating Income (000’s)	1,390	1,513	(123)	(8.1%)
Enrollments	361	253	108	42.7%
Pregnancies	219	211	8	3.8%

Our Affiliate program generated revenues of $285,000 during the first quarter of 2010, down slightly from $315,000 in the prior year period. As of March 31, 2010, this network was comprised of 26 independent fertility clinics. As these affiliated clinics serve as a distribution channel for our Consumer Services products as well as a recruitment program for future Partner clinics, we maintain an on-going effort to enlist new providers.

Vein Clinics Segment

Revenues for the three months ended March 31, 2010 were approximately $13.0 million up 19.7%, or $2.1 million from the comparable period in 2009. Revenues in this segment are generated from direct billings to patients or their insurer for vein disease treatment services and this patient revenue is consolidated directly into our financials.

As of March 31, 2010 our Vein Clinics division was comprised of 36 treatment clinics, up from 33 clinics at the same time in the prior year. We continue our efforts to expand in new markets across the country and expect to open several additional new clinics in 2010.  Our physician recruitment efforts are progressing well and we currently have several physicians under contract to staff several of these new clinics.

New Consultations, which are an indication of patient interest in vein care treatment, rose 9.6% from the prior year. First Leg Starts, which signifies the beginning of a billable treatment cycle rose 19.6% for the quarter.   Key quarter-to-quarter operational metrics for our Vein Clinics Division are presented below:

	Q1 2010	Q1 2009	Change	% Change
Revenues (000’s)	12,981	10,846	2,135	19.7%
Operating Income (000’s)	867	754	113	15.0%
First Leg Starts	1,882	1,574	308	19.6%
New Consultations	3,420	3,121	299	9.6%

Contribution

Our 2010 first quarter contribution of $5.3 million increased by $0.4 million, from the first quarter of 2009. A segment-by-segment discussion is presented below.

Fertility Centers Segment

Fertility Center contribution of $3.1 million in the first quarter of 2010 was up $0.5 million, from the first quarter of 2009.

Despite the previously disclosed contract loss at one of our larger centers, period-to-period contribution growth for our legacy centers, those open prior to January 1, 2009, was up 7.5% for the quarter based on a combination of organic growth and expense management.

Consumer Services Segment

Contribution for the three months ended March 31, 2010, was $1.4 million, down $0.1 million from the same period in the prior year. This decline was due to ramp-up costs associated with the development of sophisticated consumer directed marketing efforts which consist of selective new hires, website upgrades, new content and media buys which should translate into higher patient volumes in coming months.

Vein Clinics Segment

For the first quarter of 2010, contribution from our Vein Clinics Division was $0.9 million, or 15.0% above the same period in the prior year.  The improved performance in the current quarter is largely due to increased patient volume associated with new clinics as well as quarter-over-quarter growth at existing clinics.

General and Administrative Expenses

General and Administrative (“G&A”) expenses are comprised of salaries and benefits, administrative, regulatory compliance, and operational support costs defined as our Shared Services group, which are not specifically related to individual clinical operations or other product offerings. These costs totaled $3.2 million in the first quarter of 2010, an increase of $0.1 million, or approximately 2% from the first quarter of 2009 due mainly to judicious headcount additions. G&A as a percentage of operating income decreased to 60% for the first quarter of 2010, versus 64% in the prior year.

Interest

Net interest expense in the first quarter of 2010 totaled $204,000, compared to $220,000, during the same period in the prior year. The reduction in net interest expense for the quarter is the result of scheduled debt repayments which reduced our outstanding loan balances coupled with lower market interest rates on certain portions of the remaining balances.

Income Tax Provision

Our provision for income tax was approximately $0.8 million for the three months ended March 31, 2010, or 41.4% of pre-tax income.  This is compared to approximately $0.6 million, or 40.6% of pre-tax income during the same period last year.  Our effective tax rates for 2010 and 2009 reflect provisions for both current and deferred federal and state income taxes.  The effective income tax rate for the three months ended March 31, 2010 and 2009 includes additional interest for tax exposure items.

As of March 31, 2010, our total gross unrecognized tax benefits were approximately $472,000, and the total unrecognized tax benefits (net of federal effect) were approximately $382,000, all of which would impact our effective tax rate if recognized.  Interest on unrecognized tax benefits as of March 31, 2010 was approximately $86,000.  We believe it is reasonably possible that approximately $28,000 of net unrecognized tax benefits will be recognized during the next twelve months and impact our effective tax rate.  However, actual results could differ from those currently anticipated.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2007 through 2009 tax years remain open for examination by the tax authorities.  As the result of  the recent completion of an IRS examination, periods prior to December 31, 2006 are now considered closed. For state tax purposes, our 2005 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations.

Off-Balance Sheet Arrangements

Current accounting guidance addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance is effective for reporting periods after January 1, 2010. Both sets of guidance require continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires consolidation if the enterprise has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and is the primary beneficiary or obligor of the VIE. As of December 31, 2009, through the acquisition of Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary and obligor of their financial results (our contract provides for us to receive any excess or deficit profits from the vein clinics). As such we have consolidated these vein clinic operations in our financial statements.  Since we do not have any financial interest in the individual fertility centers and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit profits), we do not consolidate the results of the fertility centers in our accounts. Also, since we do not have a controlling interest in the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.

Liquidity and Capital Resources

As of March 31, 2010, we had approximately $46.6 million in cash and cash equivalents on hand as compared to $28.9 million at December 31, 2009. We had a working capital of approximately $15.8 million, at March 31, 2010, and a deficit of approximately $2.7 million as of December 31, 2009.

Attain IVF deferred revenue and other patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues. These deposits totaled approximately $14.5 million and $13.4 million as of March 31, 2010 and December 31, 2009, respectively. The increase in deposits is a direct result of patient enrollment, and through-put, in our treatment programs. These deposits are a significant source of cash flow and represent interest-free financing for us.

As of March 31, 2010, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements.  However, we anticipate upcoming capital expenditures of approximately $3.1 million for the remainder of 2010. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements.

We believe that working capital, specifically cash and cash equivalents, remains at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

In August, 2007, we entered into an amended financing arrangement with Bank of America and secured a $25 million five-year term loan. After deducting the outstanding balance of $7.7 million on our previous loan amount, interest and fees, our net funding from Bank of America was $17.0 million. In order to mitigate the interest rate risk associated with this term loan, we also entered into an interest rate swap agreement on 50% of the principal amount effectively fixing the interest rate at 5.39%, plus the applicable margin, on that portion of the loan. Our swap agreement matures in August 2010 and our term loan matures in August 2012. We deem this hedge to be highly effective over its term to maturity as it shares the same amortization schedule as the underlying debt subject to the hedge and any change in fair value inversely mimics the appropriate portion of the hedged item. At the expiration of the swap agreement, or amendment to the term loan, which ever occurs first, we will re-evaluate our hedge position and modify our disclosures as necessary. Other features of this credit facility include a $10 million five-year revolving line of credit.

Each component of our amended credit facility bears interest by reference to Bank of America’s prime rate or LIBOR, at our option, plus a margin, which is dependent upon a leverage test, ranging from 2.00% to 2.75% in the case of LIBOR-based term loans and 0.00% to 0.50% in case of prime-based term loans.  Interest on the revolving line of credit is at the prime rate less up to 0.50% or at LIBOR plus 1.50% to 2.50%, depending on a leverage test.  Interest on the prime-based loans became payable quarterly beginning November 8, 2007 and interest on LIBOR-based loans is payable on the last day of each applicable interest period. As of March 31, 2010 and December 31, 2009, interest on the term loan was payable at a rate of approximately 2.50% and 2.71%, respectively. Unused amounts under the revolving line of credit bear a commitment fee of 0.25% and are payable quarterly.

Availability of borrowings under the working capital revolver is based on eligible accounts receivable, as defined in the credit agreement.  As of March 31, 2010 under the revolving line of credit the full amount of $10.0 million was available, of which $7.5 million was outstanding.

Our Bank of America credit facility is collateralized by substantially all of our assets.  As of March 31, 2010, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

On February 18, 2010, we completed a public offering of 2,800,000 shares of common stock at a price to the public of $7.50 per share, which raised approximately $19.1 million of net proceeds, after deducting underwriting discounts, commissions and offering expenses. We intended to use this new capital to assist with the addition of new partner fertility centers, accelerate the pace of new vein clinic openings in 2010, and for general working capital and other corporate purposes.

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at March 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (000’s omitted)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Notes payable	$17,451	$3,709	$13,742	$—	$—
Line of credit outstanding	7,500	7,500	—	—	—
Capital lease obligations	196	90	106	—	—
Interest on debt	1,943	1,091	852	—
Operating leases	67,076	7,827	30,438	7,108	21,703
Fertility Partners capital and other obligations	1,347	1,347	—	—	—
Total contractual cash obligations	$95,513	$21,564	$45,138	$7,108	$21,703

	Amount of Commitment Expiration per Period (000’s omitted)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Unused lines of credit	$2,500	$—	$2,500	$—	$—

We also have commitments to provide working capital financing to member clinics in our Fertility Centers Division. A significant portion of these commitments relate to our transactions with the medical practices themselves. Our responsibilities to these medical practices are to provide financing for their accounts receivable and to hold patient deposits as well as undistributed physician earnings on their behalf. Disbursements to the medical practices generally occur monthly. The medical practice's repayment hierarchy consists of the following:

•	We provide a cash credit to the practice for billings to patients and insurance companies;.

•	We reduce the cash credit for clinic expenses that we have incurred on behalf of the practice;

•	We reduce the cash credit for the base portion of our Service Fee which relates to the Partner revenues;

•	We reduce the cash credit for the variable portion of our Service Fee which relates to the Partner earnings;

•	We disburse to the medical practice the remaining cash amount which represents the physician's undistributed earnings.

We are also responsible for the collection of the Partner accounts receivables, which we finance with full recourse. We continuously fund these needs from our cash flow from operations, the collection of prior months' receivables and deposits from patients in advance of treatment. If delays in repayment are incurred, which have not as yet been encountered, we could draw on our existing working capital line of credit. We also make payments on behalf of the Partner for which we are reimbursed in the short-term, as well as fund a number of ancillary services offered by Partner Physician Groups. Other than these payments, as a general course, we do not make other advances to the medical practice. We have no other funding commitments to the Partner clinics.

New Significant Accounting Policies

None.

New Accounting Guidance

Please see Note 13 of the consolidated financial statements for the quarter ended March 31, 2010 for a discussion on recently issued accounting guidance.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. During the third quarter of 2007 we entered into a derivative transaction designed to hedge 50% of our variable rate term loan. As a result of this derivative transaction we have partially shielded ourselves from a portion of the interest rate risks associated with that portion of the term loan, as the swap transaction essentially converts that portion of the term loan to a fixed rate instrument at 5.39% plus the applicable margin through the maturity of the swap agreement in August 2010. We are currently subject to interest rate risks associated with the remaining 50% of our term loan as well as our short term investments and certain advances to our Fertility clinics, all of which are tied to either short term interest rates, LIBOR or the prime rate. As of March 31, 2010, a one percent change in market level interest rates would impact our pre-tax income by approximately $100,000 annually.

Item 4.                      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of March 31, 2010 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b) Changes in internal controls

There were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II                                OTHER INFORMATION

Item 1.                 Legal Proceedings

From time to time, we are party to legal proceedings in the ordinary course of business.  As of March 31, 2010, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders
None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index to Exhibits on Page 27 .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2010	By:	INTEGRAMED AMERICA, INC. (Registrant) /s/John W. Hlywak, Jr.
John W. Hlywak, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	CEO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010

31.2	CFO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010

32.1	CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010

32.2	CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010