Form 10-Q
period 2010-06-30
INTEGRAMED AMERICA INC
filed 2010-08-06
CIK 885988

================================================================================================================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on July 23, 2010 was approximately 11,716,500.

================================================================================================================================================================================

INTEGRAMED AMERICA, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	3

	Consolidated Statements of Operations for the three and six-month periods ended June 30, 2010 and 2009	4

	Consolidated Statements of Shareholders’ Equity for the six-month period ended June 30, 2010	5

	Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Other Information	26

Item 5.	Exhibits	26

SIGNATURES		27

CERTIFICATIONS PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

CERTIFICATIONS PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

INTEGRAMED AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$50,489	$28,865
Patient and other receivables, net	8,239	6,964
Deferred taxes	3,140	2,883
Other current assets	8,216	7,653
Total current assets	70,084	46,365

Fixed assets, net	17,121	16,705
Intangible assets, Business Service Rights, net	23,563	24,210
Goodwill	30,334	30,334
Trade names and trademarks	4,442	4,442
Other assets	1,880	2,253
Total assets	$147,424	$124,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,209	$2,846
Accrued liabilities	18,342	15,119
Current portion of long-term notes payable and other obligations	3,780	11,317
Due to Fertility Medical Practices	11,911	6,424
Attain IVF deferred revenue and other patient deposits	15,748	13,362
Total current liabilities	51,990	49,068

Deferred and other tax liabilities	2,081	2,199
Long-term notes payable and other obligations	12,752	14,849
Total liabilities	66,823	66,116

Commitments and Contingencies

Shareholders’ equity:
Common Stock, $.01 par value – 20,000,000 shares authorized on June 30, 2010 and 15,000,000 on December 31, 2009, 11,718,507 and 8,831,558 shares issued on June 30, 2010 and December 31, 2009, respectively	117	88
Capital in excess of par	75,517	56,354
Other comprehensive loss	(59)	(188)
Treasury stock, at cost – 1,958 and 46,408 shares on June 30, 2010 and December 31, 2009, respectively	(24)	(375)
Retained earnings	5,050	2,314
Total shareholders’ equity	80,601	58,193
Total liabilities and shareholders’ equity	$147,424	$124,309

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share amounts)
(unaudited)

	For the Three-month period Ended June 30,		For the Six-month period Ended June 30,
	2010	2009	2010	2009
Revenues, net
Attain Fertility Centers	$45,580	$42,294	$89,624	$83,803
Vein Clinics	16,188	13,821	29,168	24,667
Total revenues	61,768	56,115	118,792	108,470

Costs of services and sales
Attain Fertility Centers	41,191	38,076	80,791	75,431
Vein Clinics	14,232	12,539	26,345	22,631
Total costs of services and sales	55,423	50,615	107,136	98,062

Contribution
Attain Fertility Centers	4,389	4,218	8,833	8,372
Vein Clinics	1,956	1,282	2,823	2,036
Total contribution	6,345	5,500	11,656	10,408

General and administrative expenses	3,246	3,431	6,442	6,569
Interest income	(47)	(67)	(120)	(143)
Interest expense	266	269	543	566
Total other expenses	3,465	3,633	6,865	6,992

Income before income taxes	2,880	1,867	4,791	3,416
Income tax provision	1,264	753	2,055	1,382
Net income	$1,616	$1,114	$2,736	$2,034

Basic and diluted net earnings per share of Common Stock
Basic earnings per share	$0.14	$0.13	$0.25	$0.23
Diluted earnings per share	$0.14	$0.13	$0.25	$0.23

Weighted average shares – basic	11,711	8,772	10,956	8,767
Weighted average shares - diluted	11,758	8,831	11,005	8,829

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(all amounts in thousands)
(unaudited)

	Common Stock				Treasury Shares
	Shares	Amount	Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Shares	Amount	Retained Earnings	Total Equity
Balance at December 31, 2009	8,832	$88	$56,354	$(188)	(46)	$(375)	$2,314	$58,193
Stock awards granted, net	156	1	(1)	—	(40)	(306)	—	(306)
Restricted stock award and stock option expense amortization	—	—	732	—	—	—	—	732
Stock options exercised and related tax benefits	15	—	55	—	—	—	—	55
Unrealized gain on hedging transaction	—	—		129	—	—	—	129
Secondary Offering	2,800	28	19,034	—	—		—	19,062
Retire Treasury Stock	(84)	—	(657)	—	84	657	—	—
Net income for the six months ended June 30, 2010	—	—	—	—	—	—	2,736	2,736
Balance at June 30, 2010	11,719	$117	$75,517	$(59)	(2)	$(24)	$5,050	$80,601

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all amounts in thousands)
(unaudited)

	For the Three-month period Ended June 30,		For the Six-month period Ended June 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income	$1,616	$1,114	$2,736	$2,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,708	1,795	3,384	3,598
Stock-based compensation	366	356	732	740
Changes in assets and liabilities —
Decrease (increase) in assets
Patient and other accounts receivable	(792)	(385)	(1,275)	(965)
Other current assets	2,306	1,336	(563)	5
Other assets	8	(399)	232	(577)
(Decrease) increase in liabilities
Accounts payable	(227)	49	(637)	(989)
Accrued liabilities	3,304	2,082	2,916	567
Due to fertility medical practices	4,535	2,810	5,487	3,787
Deferred revenue and other patient deposits	1,220	565	2,386	540
Net cash provided by operating activities	14,044	9,323	15,398	8,740

Cash flows from investing activities:
Purchase of fixed assets, net	(1,383)	(1,094)	(3,153)	(3,660)
Net cash used in investing activities	(1,383)	(1,094)	(3,153)	(3,660)

Cash flows from financing activities:
Debt repayments	(8,719)	(1,008)	(9,634)	(1,921)
Common Stock transactions, net	(75)	184	19,013	20
Net cash provided by (used in) financing activities	(8,794)	(824)	9,379	(1,901)

Net increase in cash and cash equivalents	3,867	7,405	21,624	3,179
Cash and cash equivalents at beginning of period	46,622	24,049	28,865	28,275
Cash and cash equivalents at end of period	$50,489	$31,454	$50,489	$31,454

Supplemental Information:
Interest paid	215	223	536	520
Income taxes paid	683	930	1,045	3,593

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — INTERIM RESULTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Securities and Exchange Commission  (SEC) rules related to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position at June 30, 2010, and the consolidated results of operations and cash flows for the interim periods presented.  Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IntegraMed America’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009.

NOTE 2 — EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2010 and 2009 is as follows (000's omitted, except for per share amounts):

	For the three-month period Ended June 30,		For the six-month period Ended June 30,
	2010	2009	2010	2009
Numerator
Net Income	$1,616	$1,114	$2,736	$2,034

Denominator
Weighted average shares outstanding (basic)	11,711	8,772	10,956	8,767
Effect of dilutive options and warrants	47	59	49	62
Weighted average shares and dilutive potential Common shares (diluted)	11,758	8,831	11,005	8,829

Basic earnings per share	$0.14	$0.13	$0.25	$0.23
Diluted earnings per share	$0.14	$0.13	$0.25	$0.23

For the three and six month periods ended June 30, 2010, there were 127,615 and 124,920, respectively, outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of these outstanding options were greater than the average market price of the shares of Common Stock.

For the three and six month periods ended June 30, 2009, there were 125,389 and 121,054, respectively, outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of these outstanding options were greater than the average market price of the shares of Common Stock.

As of June 30, 2010, there were 11,718,507 shares of common stock issued of which 11,716,549 were outstanding and 1,958 held as treasury shares.  As of December 31, 2009, there were 8,831,558 shares of common stock issued of which 8,785,150 were outstanding and 46,408 held as treasury shares.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 — SEGMENT INFORMATION:

We currently report two major operating segments and a corporate office that provides shared services. These two operating segments reflect our organizational structure, lines of responsibility and management’s perspective of the organization. Each segment includes an element of overhead costs specifically associated with its operations, with the corporate shared services group responsible for support functions generic to both segments.

In the second quarter of 2010, Management made a determination to combine the Fertility Centers Segment with the Consumer Services Segment into a new division, Attain Fertility Centers, under a new division president.  Prior to that time, we had been reporting under three segements: Fertility Centers, Consumer Services, and Vein Clinics.  This change was made to more closely align the business objective and operations of the two activities and will be operated and managed as a single segment on an ongoing basis.

Performance by segment, for the three and six month periods ended June 30, 2010 and 2009 are presented below (000’s omitted):

	Attain Fertility Centers	Vein Clinics	Corp G&A	Consolidated

For the three months ended June 30, 2010
Total Revenues, net	$45,580	$16,188	$—	$61,768
Cost of Services and Sales	41,191	14,232	—	55,423
Contribution	4,389	1,956	—	6,345
Operating margin	9.6%	12.1%	0.0%	10.3%

General and Administrative			3,246	3,246
Interest, net	(36)		255	219
Income before income taxes	$4,425	$1,956	$(3,501)	$2,880

Depreciation expense included above	$939	$262	$166	$1,367
Capital Expenditures	$726	$650	$95	$1,471
Total Assets	$38,981	$52,292	$56,151	$147,424

For the six months ended June 30, 2010
Total Revenues, net	$89,624	$29,168	$—	$118,792
Cost of Services and Sales	80,791	26,345	—	107,136
Contribution	8,833	2,823	—	11,656
Operating margin	9.9%	9.7%	0.0%	9.8%

General and Administrative	—	—	6,442	6,442
Interest, net	(70)	—	493	423
Income before income taxes	$8,903	$2,823	$(6,935)	$4,791

Depreciation expense included above	$1,900	$498	$339	$2,737
Capital Expenditures	$1,720	$1,181	$252	$3,153
Total Assets	$38,981	$52,292	$56,151	$147,424

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Attain Fertility Centers	Vein Clinics	Corp G&A	Consolidated

For the three months ended June 30, 2009
Total Revenues, net	$42,294	$13,821	$—	$56,115
Cost of Services and Sales	38,076	12,539	—	50,615
Contribution	4,218	1,282	—	5,500
Operating margin	10.0%	9.3%	0.0%	9.8%

General and Administrative	—	—	3,431	3,431
Interest, net	(67)	—	269	202
Income before income taxes	$4,285	$1,282	$(3,700)	$1,867

Depreciation expense included above	$1,032	$214	$225	$1,471
Capital Expenditures	$497	$220	$376	$1,093
Total Assets	$37,108	$48,841	$39,796	$125,745

For the six months ended June 30, 2009
Total Revenues, net	$83,803	$24,667	$—	$108,470
Cost of Services and Sales	75,431	22,631	—	98,062
Contribution	8,372	2,036	—	10,408
Operating margin	10.0%	8.3%	0.0%	9.6%

General and Administrative	—	—	6,569	6,569
Interest, net	(143)	—	566	423
Income before income taxes	$8,515	$2,036	$(7,135)	$3,416

Depreciation expense included above	$2,090	$419	$441	$2,950
Capital Expenditures	$2,717	$383	$560	$3,660
Total Assets	$37,108	$48,841	$39,796	$125,745

NOTE 4 – CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of cash, short term marketable securities and accrued interest on these securities. To the extent that cash balances exceed short term operating needs, excess cash is either held in our Corporate Bank Accounts with Bank of America to earn interest or credits to offset account fees or is invested in short term interest bearing instruments. It is our policy to restrict our investments to high-quality securities with fixed maturity dates and principle amounts. The composition of our cash and cash equivalents as of June 30, 2010 and December 31, 2009 is as follows (000’s omitted):

	June 30,	December 31,
	2010	2009
	(unaudited)
Cash	$37,381	$15,770
Short term investments	13,108	13,081
Accrued interest income	—	14
Total cash and cash equivalents	$50,489	$28,865

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

The composition of our patient and other receivables as of June 30, 2010 and December 31, 2009 is as follows (000’s omitted):

	June 30,	December 31,
	2010	2009
	(unaudited)
Vein Clinic patient and insurance receivables	$15,607	$13,073
Reserve for insurance contractual allowance	(4,879)	(3,300)
Reserve for uncollectible accounts	(2,558)	(2,913)
Subtotal Vein Clinic receivables, net	$8,170	$6,860
Other receivables	69	104
Total Patient and other receivables, net	$8,239	$6,964

NOTE 6 – OTHER CURRENT ASSETS:

Other Current Assets totaled $8.2 million and $7.7 million as of June 30, 2010 and December 31, 2009, respectively.  The largest component of Other Current Assets are Prepaid Marketing balances totaling $3.3 million as of June 30, 2010, and $2.7 million as of December 31, 2009; these amounts include amounts related to marketing expenditures which have been paid prior to use and the unamortized portion of Direct Response Advertising Costs.

The remainder of our Other Current Assets (those items that do not relate to Prepaid Marketing) total $4.9 million and $5.0 million as of June 30, 2010 and December 31, 2009, respectively.  These balances consist primarily of prepaid rent, insurance premiums and clinical supplies.

NOTE 7 – INTANGIBLE ASSETS:

Business Service Rights consist of fees and expenses paid in conjunction with full service practice management contracts associated with fertility centers within our Attain Fertility Centers Division. These contracts typically have ten to twenty five year initial lives with the associated service fees on some contracts totaling approximately $9.6 million as of June 30, 2010, that are refundable to us upon contract termination and therefore are not amortized. We amortize our non-refundable Business Service Rights, amounting to $13.9 million at June 30, 2010, over the life of their applicable contract.

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

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – DUE TO FERTILITY MEDICAL PRACTICES:

Due to Fertility Medical Practices is comprised of the net amounts owed by us to medical practices contracted for the full array of practice management services. We do not consolidate the results of the Fertility Medical Practices into our accounts (as discussed in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009). This balance is comprised of amounts due to us by the medical practices for funds, which we advanced for use in financing their accounts receivable and selected other transactions, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

As of June 30, 2010 and December 31, 2009, Due to Fertility Medical Practices was comprised of the following balances (000’s omitted):

	June 30,	December 31,
	2010	2009
	(unaudited)
Advances to Medical Practices	$(14,555)	$(14,653)
Undistributed Physician Earnings	4,661	2,270
Physician Practice Patient Deposits	21,805	18,807
Due to Fertility Medical Practices, net	$11,911	$6,424

NOTE 9 –  NOTES PAYABLE AND OTHER OBLIGATIONS:

Notes payable and other obligations as of June 30, 2010 and December 31, 2009 consisted of the following (000’s omitted):

	June 30,	December 31,
	2010	2009
	(unaudited)
Term Loans	$16,262	$18,142
Revolving Line of Credit		7,500
Derivative Fair valuation adjustment	96	306
Obligations under capital leases	174	218

Total notes payable and other obligations	$16,532	$26,166
Less — current portion	(3,780)	(11,317)

Long-term notes payable and other obligations	$12,752	$14,849

All of our term loans are financed through a syndicated arrangement with a number of banks, where Bank of America is the administrative agent bank, and are collateralized by substantially all of our assets. As of June 30, 2010 and December 31, 2009, we were in full compliance with all applicable debt covenants.  The most significant of the covenants relate to the ratio of funded debt to adjusted EBITDA and maintenance of minimum liquidity of $10 million.
In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, TD Bank and Webster Bank and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables) and a $25 million three-year term loan (of which approximately $16 million was outstanding at closing).

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10 – STOCK-BASED EMPLOYEE COMPENSATION:

We currently have three stock option plans which have been previously approved by the stockholders.  All three plans are described more fully in Note 19 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Under these plans, stock options and stock grants may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of grant.  The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions.  Under all of our plans, options expire three months from the date of the holder’s termination of employment or twelve months in the event of disability or death.  As of June 30, 2010, there were 235,262 shares available for granting under these Plans.

The following table sets forth information about the weighted-average fair value of the 74,000 options granted in 2010, and the fair value assumptions used. No options were granted in 2009.

	For the three-month period Ended June 30,		For the six-month period Ended June 30,
	2010	2009	2010	2009
Fair value of options granted	$5.13	N/A	$5.13	N/A
Dividend yield	0%	N/A	0%	N/A
Expected volatility	58.2%	N/A	58.2%	N/A
Risk free interest rate	4.0%	N/A	4.0%	N/A
Expected term in years	5.0	N/A	5.0	N/A

We recognize compensation cost for stock option plans over the vesting period which approximates the service period, based on the fair value of the option as of the date of the grant.

Stock award activity for the first six months of 2010 under these plans is summarized below:

	Number of shares of Common Stock underlying options	Weighted Average Exercise Price
Options outstanding at December 31, 2009	205,685	$5.78
Granted – stock options	74,000	$7.95
Granted – stock awards	155,671	$7.94
Exercised – stock options	15,439	$1.91
Exercised – stock awards	155,671
Canceled	—

Options outstanding at June 30, 2010	264,246	$6.94

Options exercisable at:
December 31, 2009	119,771	$4.64
June 30, 2010	120,310	$5.49

The aggregate intrinsic value (difference between exercise price and current value of our common stock) of options outstanding and exercisable as of June 30, 2010 and December 31, 2009 was approximately $346,000 and $354,000, respectively.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We recorded a charge to earnings to recognize compensation expense related to outstanding stock options of $69,000 and $138,000 for the three and six month periods ended June 30, 2010, and  $46,000 and $95,000 for the three and six month periods ended June 30, 2009. As of June 30, 2010, we had approximately $658,000 of unrecognized compensation costs related to stock options which will be recognized over their remaining vesting period, which approximates the service period.

We also issue stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers, which is restricted and generally vests over a period of three to five years.  Our General and Administrative expense includes compensation costs recognized in connection with these restricted stock grants of $297,000 and $594,000 for the three and six month periods ended June 30, 2010, and $308,000 and $645,000 for the three and six month periods ended June 30, 2009.  As of June 30, 2010, we had approximately $1.8 million of unrecognized compensation costs related to stock grants which will be recognized over their vesting period, which approximates the service period.

NOTE 11 – INTEREST RATE HEDGING TRANSACTION:

In the normal course of business we are exposed to the risk that our earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments.

During the third quarter of 2007, IntegraMed entered into an interest rate swap agreement designed to help manage the interest rate risk associated with its financial structure. As a result of this swap agreement, our net income for the three and six months ended June 30, 2010 includes additional financing costs of approximately $100,000 and $206,000 respectively. We also expect to record additional financing costs of approximately $70,000 related to the swap agreement in the third quarter of 2010 for the period from July 1, 2010 to August 8, 2010, the expiration date of the Swap Agreement, given current interest rate forecasts. In addition to the costs included in our reported net income, this hedge has also generated a non-recognized pre-tax loss of approximately $96,000 as of June 30, 2010 which is reported as part of our comprehensive income.

The following table summarizes total comprehensive income for the applicable periods (000’s omitted):

	For the three-month period Ended June 30,		For the six-month period Ended June 30,
	2010	2009	2010	2009
Net income as reported	$1,616	$1,114	$2,736	$2,034
Unrealized gain on hedging transaction	65	32	129	82

Total comprehensive income	$1,681	$1,146	$2,865	$2,116

NOTE 12 – LITIGATION AND COMPLIANCE WITH HEALTHCARE REGULATIONS:

From time to time, we are party to legal proceedings in the ordinary course of business and are required to maintain compliance with extensive healthcare regulations.  As of June 30, 2010, none of these proceedings or potential issues associated with healthcare regulation compliance are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13 – RECENT ISSUED ACCOUNTING GUIDANCE:

Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU No. 2010-06)

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. The Company has adopted certain provisions of ASU 2010-06 and has incorporated new disclosures regarding fair value measurements in Note 3 – Fair Value Disclosures. The adoption of this standard did not have a material impact on our consolidated financial statements. ASU No. 2010-06, the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.

Emerging Issues Task Force (EITF) 08-1 – Replacement for Issue 00-21 (ASC 605-25)

Issue 08-1 will change the accounting for revenue recognition for arrangements with multiple deliverables.  Issue 08-1 will enable entities to separately account for individual deliverables for many more revenue arrangements. By removing the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables, the EITF expects the recognition of revenue to more closely align with the economics of certain revenue arrangements.  Issue 08-1 applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities, except when some or all deliverables in a multiple deliverable arrangement are within the scope of other, more specific sections of the Codification and other sections of ASC 605 on revenue recognition.  Specifically, Issue 08-1 addresses the unit of accounting for arrangements involving multiple deliverables.  It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. Issue 08-1 requires a vendor to evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting.  This evaluation must be performed at the inception of an arrangement and as each item in the arrangement is delivered. It is our opinion that the adoption of this guidance will not have a material impact on our consolidated financial statements. Issue 08-1 must be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

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

Overview

We manage highly specialized outpatient centers in emerging, technology-based, niche medical markets. The company currently operates in two healthcare sectors, fertility care and vein treatment. The company supports its operations with an established and extensive infrastructure of clinical and business resources. Each of our operating divisions is presented as a separate segment for financial reporting purposes.

The Attain Fertility Centers Division is comprised of 41 contracted fertility centers, located in major markets across the United States. Each contracted center is composed of a multi-physician practice with most offering multiple clinical locations in their service area.   This Division provides an array of services to contracted fertility centers ranging from consumer marketing services to complete practice management services The strategy of the Attain Fertility Centers Division is to support the long term growth of contracted centers by attracting and retaining new patients, expanding market share, and for those that purchase the full suite of practice management services, we enable superior clinical and patient care, and increase the operational efficiency of the fertility center.

Consumer marketing services includes the Attain™ IVF programs, consisting  of product offerings allowing a patient to pay one fee for multiple treatment cycles and under certain programs, patients are eligible for a refund if they do not take home a baby.. These offerings are designed to make the treatment process easier and more affordable for patients.

Our Vein Clinics Division began operations on August 8, 2007, with the purchase of Vein Clinics of America, Inc. (“VCA”), a company that had been in business since 1981. The Vein Clinics Division currently manages a network of 35 clinics) located in 13 states, which specialize in the treatment of vein disease and other vein disorders.

The primary elements of our business strategy include:

•	Provide the full array of management services to additional fertility centers;

•	Expand the relationships to additional fertility centers through the sale of consumer product offerings;

•	Developing de novo vein clinics;

•	Increasing the total number of patients treated;

•	Increasing the penetration of our Attain IVF programs; and

•	Continuing to improve operating efficiencies.

Major Events Impacting Financial Condition and Results of Operations

2010

On July 23, 2010, our Fertility Centers Division announced the addition of Houston Fertility Institute to its network who purchased consumer marketing services and will begin offering the Attain™ IVF programs.

On July 7, 2010, we announced the combination of our Fertility Centers Division and Consumer Services Division into the Attain Fertility Centers Division, effective with the reporting of our second quarter 2010 results.  At the same time, we announced the appointment of Mr. Andrew Mintz to lead the new Division.

On June 7, 2010, our Vein Clinics Division announced the planned opening of 10 new clinics across seven states.  These new clinics will begin operations primarily in the second half of 2010 and the first quarter of 2011.

On May 26, 2010, we entered into a new credit facility with Bank of America, TD Bank and Webster Bank.  The credit facilities are comprised of a $35 million revolving line of credit, and a $25 million term loan (of which approximately $16 million was outstanding at the time of closing).

On February 18, 2010, we completed a public offering of 2,800,000 shares of common stock at a price to the public of $7.50 per share, which raised approximately $19.1 million of net proceeds, after deducting underwriting discounts, commissions and offering expenses. The stated use of proceeds for this new capital was to assist with the addition of new partner fertility centers, accelerate the pace of new vein clinic openings in 2010, and for general working capital and other corporate purposes.

On February 4, 2010, we announced the addition of Tennessee Reproductive Medicine to its network who purchased consumer marketing services and will begin offering the Attain™ IVF programs.

On January 12, 2010, we announced plans to open a new vein clinic in Chevy Chase, Maryland in early May 2010. This is the 35th clinic in our Vein Clinics Division and our seventh clinic in the greater Baltimore/Washington D.C. region.

On January 8, 2010, we announced plans to open a new vein clinic in Columbia, Maryland in mid-2010. This will be the 34th clinic in our Vein Clinics Division and will add interventional radiology treatments to the full range of vein treatments provided at our existing vein clinics, enabling patients to undergo a host of additional procedures. Interventional radiology involves minimally invasive procedures performed using image guidance. Adding interventional radiology will allow this vein clinic to offer patients more high value and complex vascular procedures including uterine fibroid embolization, fallopian tube recanalization as well as procedures for varicoceles and pelvic congestion, among others.

2009

On December 1, 2009, we acquired the rights to supply a complete range of business, marketing, and facility services to three new Partner fertility centers in the western United States; the Idaho  Center for Reproductive Medicine, the Nevada Center for Reproductive Medicine and the Utah Fertility Center, based in Boise, Idaho, Reno, Nevada and Provo, Utah, respectively.  The Idaho and Nevada fertility centers are established centers and the Utah center began seeing patients in early 2010.  Under the terms of these 25-year agreements, our service fees are comprised of a fixed percentage of revenues, reimbursed costs of services, and an additional fixed percentage of each center’s earnings.  We also committed up to $1.0 million to fund any necessary capital needs of the practices.

On October 28, 2009, the management of the Company concluded and subsequently reported to the Audit Committee of the Company’s Board of Directors that the Company’s audited financial statements for the years ended December 31, 2006, 2007 and 2008 should not be relied upon. Such financials were subsequently restated due to an understatement in revenue recognized in connection with its Attain IVF program within its Consumer Services Division. See Note 2 to the December 31, 2009 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information.

On April 20, 2009, we announced the opening of a new vein clinic in Cleveland, Ohio. This represents our entry into the Cleveland market and the expansion of our presence in the State of Ohio.

On April 1, 2009, we elected to exercise the option contained in our business service agreement with Arizona Reproductive Medicine Specialists, based in Phoenix, Arizona, and expand our service offerings from a limited range of services to those offered to our other fertility Partners.

On January 20, 2009, we announced the opening of a new vein clinic in Cincinnati, Ohio. This represents our first entry into the State of Ohio and the Cincinnati market.

Results of Operations

The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statements of operations for the three and six month periods ended June 30, 2010 and 2009:

	For the three-month period Ended June 30,			For the six-month period Ended June 30,
	2010		2009	2010		2009
Revenues, Net
Attain Fertility Centers	73.8%		75.4%	75.5%		77.3%
Vein Clinics	26.2%		24.6%	24.5%		22.7%
Total revenues	100.0%		100.0%	100.0%		100.0%

Cost of services and sales
Attain Fertility Centers	66.7%		67.9%	68.0%		69.5%
Vein Clinics	23.0%		22.3%	22.2%		20.9%
Total cost of services and sales	89.7%		90.2%	90.2%		90.4%

Contribution
Attain Fertility Centers	7.1%		7.5%	7.5%		7.7%
Vein Clinics	3.2%		2.3%	2.3%		1.9%
Total contributions	10.3%		9.8%	9.8%		9.6%

General and administrative expenses	5.3%		6.1%	5.4%		6.0%
Interest income	(0.1	) %	(0.1)%	(0.1	) %	(0.1)%
Interest expense	0.4%		0.5%	0.5%		0.5%
Total other expenses	5.6%		6.5%	5.8%		6.4%

Income before income taxes	4.7%		3.3%	4.0%		3.2%
Income tax provision	2.0%		1.3%	1.7%		1.3%
Net income	2.7%		2.0%	2.3%		1.9%

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009

 Revenues

For the three months ended June 30, 2010, total revenues were $61.8 million, an increase of approximately $5.6 million, or 10.1%, from the same period in 2009. Revenue at our Attain Fertility Centers Division was up approximately $3.3 million, or 7.8%, based on a 42.7% increase in our Attain™ IVF Programs as well as the addition of three new contract fertility clinics as of December 1, 2009. Vein Clinics revenue growth of $2.4 million was 17.1% above the same period in 2009, primarily driven by organic revenue growth at existing clinics.

For the six months ended June 30, 2010, total revenues were $118.8 million, an increase of approximately $10.3 million, or 9.5%, from the same period in 2009. Revenue for the first half of 2010 at our Attain Fertility Centers Division was up approximately $5.8 million, or 7.0%, based on a 30.2% increase in our Attain™ IVF Programs, the addition of the previously mentioned three new contract fertility clinics as of December 1, 2009 and the expansion of our service offerings to a Phoenix, AZ, based contracted clinic beginning April 1, 2009. Vein Clinics revenue growth of $4.5 million was 18.3% above the same period in 2009, primarily driven by same store growth at existing clinics plus the opening of  two new clinics since June 30, 2009.

A segment-by-segment discussion is presented below.

Attain Fertility Centers Segment

Our Attain Fertility Centers Segment is the combination of our previously established Fertility Centers Division and Consumer Services Division; as such the Segment currently has two main revenue streams, those revenues generated from providing complete practice management services at the associated fertility centers and those that are generated as a result of  utilization of the Attain IVF programs.

During the second quarter of 2010, the Attain Fertility Centers Division had revenues of $45.6 million, $38.6 million of which were derived from fertility clinics purchasing the full array of practice management services , while the remaining $7.0 million was generated through our Attain™ IVF programs and other associated revenue streams.

For the first half of 2010, the Attain Fertility Centers Division had total revenues of $89.6 million, as compared to $83.8 million during the first six months of 2009.  The 2010 revenue was comprised of $76.5 million produced by our fertility practices purchasing the full array of practice management services, $12.5 million produced by the Attain™ IVF products  and $0.6 million from other associated activities. Key quarter-to-quarter operational metrics for our Attain Fertility Centers Division are presented below:

	Q2 2010	Q2 2009	Change	% Change	YTD 2010	YTD 2009	Change	% Change
Revenues (000’s)	$45,580	$42,294	$3,286	7.8%	$89,624	$83,803	$5,821	6.9%
Operating Income (000’s)	$4,389	$4,218	$171	4.1%	$8,833	$8,372	$461	5.5%
Partner Centers Statistics
New Patient Visits	7,161	7,086	75	1.1%	14,462	14,066	396	2.8%
IVF Cycles	3,558	3,560	(2)	(0.1)%	7,048	7,184	(136)	(1.9)%
IUI Cycles	6,259	5,908	351	5.9%	12,241	11,756	485	4.1%
Attain Statistics
Applications	799	519	280	54.0%	1,524	1,068	456	42.7%
Enrollments	433	239	194	81.2%	794	492	302	61.4%
Pregnancies	262	199	63	31.7%	478	410	68	16.6%

In providing clinical care to patients, each of our partner fertility centers generates patient revenue which we do not report in our financial statements. Although we do not consolidate the Fertility Medical Practices financials with our own, these financials do directly affect our revenues.

The components of our revenue from our fertility centers purchasing the full array of practice management services are typically:

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

However, our revenues from our Fertility Centers of Illinois, S.C. (“FCI”) fertility center are not based on this three-part structure. Rather, effective as of November 1, 2009, our revenues from FCI are generally equal to the operating expenses associated with managing FCI’s medical practice plus 9.5% of such expenses.  Our revenues from FCI prior to November 1, 2009, were, pursuant to our current Partner agreement with FCI, set at a fixed annual amount paid monthly.

In addition to these revenues generated from our Fertility Medical Practices, we often receive miscellaneous other revenues related to providing services to medical practices. From the total of our revenues, we subtract the annual amortization of our Business Service Rights, which are the rights to provide Business Services to each of the centers.

During the quarter ended June 30, 2010, revenues from our partner practices increased by $1.3 million, or 3.5%, from the same period in 2009.  This increase in revenue was substantially driven by revenues from the three new Partner agreements signed in the fourth quarter of 2009. Revenue from same center clinics, those open 18 months of more, grew by $254,000, impacted in part by the previously disclosed termination of a large payer contract in the first quarter of 2009.  The table below illustrates the components of Attain Fertility Centers Division revenues and the relationship of clinical patient billings to fertility centers purchasing the full array of practice management services  revenue for the first three and six months of 2010 compared to 2009 (in thousands):

	For the three-month period Ended June 30,		For the six-month period Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Physician Financials
(a) Patient revenue	$54,932	$51,482	$106,891	$99,887
(b) Cost of services	34,790	33,457	68,886	66,287
(c) Base service fee	2,765	2,408	5,446	4,686
(d) Practice contribution (a-b-c)	17,377	15,617	32,559	28,914
(e) Physician compensation	16,003	13,895	29,696	25,718
(f) IntegraMed additional fee	1,374	1,722	2,863	3,196

IntegraMed Financials
(g) IntegraMed gross fertility full service practice revenue (b+c+f)	38,929	37,587	77,195	74,169
(h) Amortization of business service rights	(324)	(324)	(647)	(648)
(i) Fertility full service practice revenue (g+h)	38,605	37,263	76,548	73,521
(j) Attain™ IVF and other revenue	6,975	5,031	13,076	10,282
(k) Attain Fertility Centers revenue (i+j)	$45,580	$42,294	$89,624	$83,803

Both New Patients Visits, which are a leading indicator of future fertility treatments, and IVF Cycle volume were approximately even with the prior year for both the three and six month periods ended June 30, 2010. This is due to the lingering effects of the current economic cycle and the loss of the large payer contract in 2009 which was previously described. The average revenue per cycle increased 7.2% between the first six months of 2009 and the same period in 2010 as a result of the change in payer and procedure mix throughout the network.

Revenue from our Attain IVF programs  was $6.7 million, an increase of $2.0 million, or 42.7%, in the second quarter of 2010 versus the same period in the prior year.  Attain IVFTM program revenues were $12.5 million for the first six months of 2010, an increase of $2.9 million or 30.2% compared to the first six months of 2009. Patients who enroll in our Attain IVF Refund Program pay us an upfront fee (deposit) in return for up to six treatment cycles (consisting of up to three fresh IVF cycles and three frozen embryo transfers). Any non-refundable portion of these fees are recognized as revenue based on the relative fair value of each treatment cycle completed relative to the total fair value of the contracted treatment package selected by the patient.

The refundable portion of the program contract amount is recognized as revenue when the patient becomes pregnant.  At the time of pregnancy, we establish reserves for future medical costs and potential refunds should the patient miscarry and require additional contracted treatment cycles or refund.  The two main factors that impact the Attain IVF Refund program financial performance are:

•	The number of patients enrolled and receiving treatment

•	Clinical pregnancy rates

Patients enrolled in our Attain IVF Multi-Cycle program pay us a single fee, which is slightly less than the average cost of two fresh IVF cycles, in return for up to four treatment cycles (consisting of two fresh IVF cycles and two frozen embryo transfers).  With respect to our Attain IVF Multi-Cycle program, we recognize a pro rata share of the contract amount as revenue as each treatment cycle is completed.  The balance of the program contract amount is recognized as revenue when the patient becomes pregnant. Under such revenue recognition methodology, we never recognize more revenue that the potential refundable amount under the program.  At the time of pregnancy, we establish a reserve for future medical costs should the patient miscarry and require additional treatment cycles.  The main factor that impacts Attain IVF Multi-Cycle program financial performance is the number of patients enrolled and receiving treatment.

The $2.0 million quarterly increase in revenue was the result of an increase in the number of clinical outcomes and pregnancies in the second quarter of 2010 relative to 2009, which offset a moderate drop in pregnancy success rates and the increased up take of the Attain IVF Multi-Cycle Program. Pregnancy success rates during the second quarter of 2010 were within expected and historical ranges whereas they were unusually high in the first quarter of 2009.

Applications for entrance into our Attain IVF programs also increased by 54.0% in the three months ended June 30, 2010 versus the prior year, and our conversion ratio for transitioning these applicants into enrolled patients increased to 54.2% in 2010 from 46.1% in 2009.  For the six months ending June 30, 2010, applications increased by 42.7% over the same period in the prior year with the conversion rate rising to 52.1% from 46.1% in the year earlier.

Other revenues in the Attain Fertility Centers Division, principally fees from contracted Fertility Medical Practices who only participate in our consumer marketing programs, totaled $0.3 million and $0.6 million for the three and six month periods ended June 30, 2010, approximately the same as the comparable periods in the prior year. Our affiliate network serves as a vehicle for expanding the distribution of our Attain IVF offerings and can be an entry path for Fertility Medical Practices who choose to purchase additional practice management services.

Vein Clinics Segment

Revenues for the three months ended June 30, 2010 were approximately $16.2 million, up 17.1%, or $2.4 million from the comparable period in 2009. Revenues in this segment are generated from direct billings to patients or their insurer for vein disease treatment services and this patient revenue is consolidated directly into our financials.  Revenues for the first six months of 2010 were $29.2 million, an increase of $4.5 million over the same period in 2009.

As of June 30, 2010 our Vein Clinics division was comprised of 35 treatment clinics, up from 34 clinics at the same time in the prior year. We continue our efforts to expand in new markets across the country and expect to open ten additional new clinics in 2010.  Our physician recruitment efforts have been extremely strong over the past several months and we have identified physicians for each of these new locations.

New Consultations, which are an indication of patient interest in vein care treatment, rose 2.9% for the first six months of 2010 versus the same period in 2009. First Leg Starts, which signifies the beginning of a billable treatment cycle rose 14.6% during the same six month comparison.   Key quarter-to-quarter operational metrics for our Vein Clinics Division are presented below:

	Q2 2010	Q2 2009	Change	% Change	YTD 2010	YTD 2009	Change	% Change
Revenues (000’s)	$16,188	$13,821	$2,367	17.1%	$29,168	$24,667	$4,501	18.2%
Operating Income (000’s)	$1,956	$1,282	$674	52.6%	$2,823	$2,036	$787	38.7%
Inquiries	7,347	6,894	453	6.6%	12,577	11,661	916	7.9%
New Consultations	4,541	4,604	(63)	(1.4)%	7,950	7,725	225	2.9%
First Leg Starts	2,307	2,085	222	10.6%	4,192	3,659	533	14.6%

Contribution

Contribution for the quarter ended June 30, 2010 was $6.3 million, an increase of $0.8 million, or 15.4%, over the second quarter of 2009.  Our 2010 first half contribution was $11.7 million, which is an increase of $1.3 million from the first six months of 2009. A segment-by-segment discussion is presented below.

Attain Fertility Centers Segment

Attain Fertility Centers contribution of $4.4 million in the second quarter of 2010 was up $0.2 million, from the second quarter of 2009.

Contribution derived from our practices purchasing the full array of practice management services was $3.8 million for the three months ended June 30, 2010, about even with that of the prior year.  Contribution for the six months ended June 30, 2010 was $7.6 million, an increase of $0.4 million, or 5.8% from the same period in the prior year. Period-to-period contribution growth for our legacy centers, those open prior to January 1, 2009, dipped 4.8% for the three months ended June 30, 2010, relative to the prior year, but rose 1% during the first two quarters of 2010 versus the same period in 2009.

Contribution derived from the Attain IVF programs for the three months ended June 30, 2010, was $1.9 million, up 30.4% from $1.4 million in the same period in the prior year. This increase was due to the roll-out of new product offerings designed to extend the reach of our multi-cycle programs to a wider patient base. Contribution for the first six months of 2010 was $3.7 million for the Attain IVF programs, an increase of $0.5 million from the first half of 2009.

Attain Fertility Centers general and administrative expenses directly related the operating performance of this segment, which are primarily composed of management, marketing and costs to maintain electronic medical records, were $1.5 million and $3.0 million for the three and six months ended June 30, 2010, versus $1.3 million and $2.7 million for the same periods in the prior year.

Vein Clinics Segment

For the second quarter of 2010, contribution from our Vein Clinics Division was $2.0 million, or 52.6% above the same period in the prior year.  The improved performance in the current period is largely due to increased patient volume associated with year-over-year growth at existing clinics.   Vein Clinics contribution for the first six months of 2010 was $2.8 million, an increase of $0.8 million, or 38.7%, over the first half of 2009.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised of salaries and benefits, administrative, regulatory compliance, and operational support costs defined as our Shared Services group, which are not specifically related to individual clinical operations or other product offerings. These costs totaled $3.2 million in the second quarter of 2010, a decrease of $0.2 million, or approximately 5.4% from the second quarter of 2009 due mainly to targeted cost controls. For the first six months of 2010, G&A expenses totaled $6.4 million, down slightly from $6.6 million in the prior year.  For the three and six months ended June 30, 2010, G&A expenses were 51.2% and 55.3% of operating income,  respectively, compared to 62.4% and 63.1% in the prior year, respectively. It is our goal to continue reducing our G&A costs relative to our operating contribution.

Interest

Net interest expense in the second quarter of 2010 totaled $0.2 million, compared to $0.2 million, during the same period in the prior year.

Income Tax Provision

Our provision for income tax was approximately $1.3 million for the three months ended June 30, 2010, or 43.9% of pre-tax income.  This is compared to approximately $0.8 million, or 40.3% of pre-tax income during the same period last year.  For the six months ended June 30, 2010, our provision for income tax was approximately $2.1 million, 42.9% of pre-tax income compared to a provision of $1.4 million, or 40.5% of pre-tax income during the six months ended June 30, 2009.

The effective tax rates for the three and six month periods ended June 30, 2010 included an additional tax provision for one specific state tax issue, and additional tax accruals for uncertain state tax positions.  We believe that for the remaining part of 2010, our tax rate will be between 42% and 43%.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2007 through 2009 tax years remain open for examination by the tax authorities and our 2009 tax year is currently being audited by the Internal Revenue Service.  As the result of the recent completion of an IRS examination, periods prior to December 31, 2006 are now considered closed. For state tax purposes, our 2005 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations.

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

Liquidity and Capital Resources

As of June 30, 2010, we had approximately $50.5 million in cash and cash equivalents on hand as compared to $28.9 million at December 31, 2009. We had a working capital of approximately $18.1 million, at June 30, 2010, versus a deficit of approximately $2.7 million as of December 31, 2009.

Attain IVF deferred revenue and other patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues. These deposits totaled approximately $15.7 million and $13.4 million as of June 30, 2010 and December 31, 2009, respectively. The increase in deposits is a direct result of patient enrollment, and through-put, in our treatment programs. These deposits are a significant source of cash flow and represent interest-free financing for us.  These funds are not restricted and the cash balances are included in our cash and cash equivalents.

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, TD Bank and Webster Bank and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of June 30, 2010, approximately $16 million of the $35 million line of credit was available) and a $25 million three-year term loan (of which approximately $16 million was outstanding at closing). Both the term loan and the revolving credit facility mature in May 2013. Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. Commitment fees on unused portions of the revolving credit facility are also payable based on a tiered pricing structure tied to the same defined leverage ratio.

Our Bank of America credit facility is collateralized by substantially all of our assets.  As of June 30, 2010, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

During the third quarter of 2007 we also entered into an interest rate swap agreement to help manage interest rate risk. This swap will mature in the third quarter of 2010, at which time we will re-evaluate our options for managing interest rate risk.

                On February 18, 2010, we completed a public offering of 2,800,000 shares of common stock at a price to the public of $7.50 per share, which raised approximately $19.1 million of net proceeds, after deducting underwriting discounts, commissions and offering expenses. The stated use of proceeds for this new capital to assist with the addition of new partner fertility centers, accelerate the pace of new vein clinic openings in 2010, and for general working capital and other corporate purposes.

As of June 30, 2010, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements.  However, we do anticipate upcoming capital expenditures during the normal course of business which we will be able to finance from our operating cash flows. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements and are expected to amount to $453,000 over the balance of the year.

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

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at June 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (000's omitted)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Notes payable	$16,358	$3,688	$12,670	$—	$—
Line of credit outstanding	—	—	—	—	—
Capital lease obligations	174	92	82	—	—
Interest on debt	1,469	796	673	—
Operating leases	64,220	4,906	30,574	7,072	21,668
Fertility Partners capital and other obligations	453	453	—	—	—
Total contractual cash obligations	$82,674	$9,935	$43,999	$7,072	$21,668

	Amount of Commitment Expiration per Period (000’s omitted)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Unused lines of credit	$35,000	$—	$35,000	$—	$—

We also have commitments to provide working capital financing to select fertility centers in our Attain Fertility Centers Division. A significant portion of these commitments relate to our transactions with the medical practices themselves. Our responsibilities to these medical practices are to provide financing for their accounts receivable and to hold patient deposits as well as undistributed physician earnings on their behalf. Disbursements to the medical practices generally occur monthly. The medical practice's repayment hierarchy consists of the following:

•	We provide a cash credit to the practice for billings to patients and insurance companies;.

•	We reduce the cash credit for clinic expenses that we have incurred on behalf of the practice;

•	We reduce the cash credit for the base portion of our Service Fee which relates to the practice revenues;

•	We reduce the cash credit for the variable portion of our Service Fee which relates to the practice earnings;

•	We disburse to the medical practice the remaining cash amount which represents the physician's undistributed earnings.

We are also responsible for the collection of the practice accounts receivables, which we finance with full recourse. We continuously fund these needs from our cash flow from operations, the collection of prior months' receivables and deposits from patients in advance of treatment. If delays in repayment are incurred, which have not as yet been encountered, we could draw on our existing working capital line of credit. We also make payments on behalf of the practice for which we are reimbursed in the short-term, as well as fund a number of ancillary services . Other than these payments, as a general course, we do not make other advances to the medical practice. We have no other funding commitments to the Fertility Medical Practices.

New Significant Accounting Policies

None.

New Accounting Guidance

Please see Note 13 of the consolidated financial statements for the quarter ended June 30, 2010 included in this report for a discussion on recently issued accounting guidance.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. We are currently subject to interest rate risk associated with our credit facilities as well as our short term investments and certain advances to our Partner Fertility Centers, some of which are tied to either short term interest rates, LIBOR or the prime rate. As of June 30, 2010, we do not believe that a one percent change in market level interest rates would have a material impact our pre-tax income.

Item 4.                      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of June 30, 2010 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b) Changes in internal controls

There were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II                                OTHER INFORMATION

Item 1.                 Legal Proceedings

From time to time, we are party to legal proceedings in the ordinary course of business.  As of June 30, 2010, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

Item 1A.                 Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Other Information

None.

Item 5.	Exhibits

See Index to Exhibits on Page 28.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	August 6, 2010	By:	INTEGRAMED AMERICA, INC. (Registrant) /s/John W. Hlywak, Jr.
John W. Hlywak, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of IntegraMed.
31.1	CEO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 6, 2010

31.2	CFO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 6, 2010

32.1	CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2010

32.2	CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2010