Form 10-Q
period 2010-09-30
INTEGRAMED AMERICA INC
filed 2010-11-09
CIK 885988

==================================================================================================================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on October 27, 2010 was approximately 11,724,300.

================================================================================================================================================================================

INTEGRAMED AMERICA, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	3

	Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2010 and 2009	4

	Consolidated Statements of Shareholders’ Equity for the nine-month period ended September 30, 2010	5

	Consolidated Statements of Cash Flows for the three and nine-month periods ended September 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	(Removed and Reserved)	30

Item 5.	Other Information	30
Item 6.	Exhibits	30

SIGNATURES		31

CERTIFICATIONS PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

CERTIFICATIONS PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

INTEGRAMED AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$52,173	$28,865
Patient and other receivables, net	7,404	6,964
Deferred taxes	2,969	2,883
Other current assets	9,590	7,653
Total current assets	72,136	46,365

Fixed assets, net	17,122	16,705
Intangible assets, Business Service Rights, net	23,239	24,210
Goodwill	30,334	30,334
Trade names and trademarks	4,442	4,442
Other assets	1,825	2,253
Total assets	$149,098	$124,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,839	$2,846
Accrued liabilities	17,353	15,119
Current portion of long-term notes payable and other obligations	3,791	11,317
Due to Fertility Medical Practices	12,442	6,424
Attain IVF deferred revenue and other patient deposits	16,585	13,362
Total current liabilities	53,010	49,068

Deferred and other tax liabilities	2,177	2,199
Long-term notes payable and other obligations	11,858	14,849
Total liabilities	67,045	66,116

Commitments and Contingencies

Shareholders’ equity:
Common Stock, $.01 par value – 20,000,000 shares authorized at September 30, 2010 and 15,000,000 at December 31, 2009, 11,731,183 and 8,831,558 shares issued at September 30, 2010 and December 31, 2009, respectively	117	88
Capital in excess of par	75,933	56,354
Other comprehensive loss	(82)	(188)
Treasury stock, at cost – 6,848 and 46,408 shares at September 30, 2010 and December 31, 2009, respectively	(64)	(375)
Retained earnings	6,149	2,314
Total shareholders’ equity	82,053	58,193
Total liabilities and shareholders’ equity	$149,098	$124,309
See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share amounts)
(unaudited)

	For the Three-month period Ended September 30,		For the Nine-month period Ended September 30,
	2010	2009	2010	2009
Revenues, net
Attain Fertility Centers	$45,899	$40,977	$135,523	$124,780
Vein Clinics	14,658	12,621	43,826	37,288
Total revenues	60,557	53,598	179,349	162,068

Costs of services and sales
Attain Fertility Centers	41,263	36,930	122,053	112,361
Vein Clinics	14,546	11,626	40,891	34,257
Total costs of services and sales	55,809	48,556	162,944	146,618

Contribution
Attain Fertility Centers	4,636	4,047	13,470	12,419
Vein Clinics	112	995	2,935	3,031
Total contribution	4,748	5,042	16,405	15,450

General and administrative expenses	2,961	2,764	9,403	9,333
Interest income	(33)	(44)	(103)	(187)
Interest expense	192	303	685	869
Total other expenses	3,120	3,023	9,985	10,015

Income before income taxes	1,628	2,019	6,420	5,435
Income tax provision	529	791	2,585	2,173
Net income	$1,099	$1,228	$3,835	$3,262

Basic and diluted net earnings per share of Common Stock
Basic earnings per share	$0.09	$0.14	$0.34	$0.37
Diluted earnings per share	$0.09	$0.14	$0.34	$0.37

Weighted average shares – basic	11,718	8,776	11,264	8,770
Weighted average shares - diluted	11,771	8,839	11,314	8,833

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(all amounts in thousands)
(unaudited)

	Common Stock				Treasury Shares
	Shares	Amount	Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Shares	Amount	Retained Earnings	Total Equity
Balance at December 31, 2009	8,832	$88	$56,354	$(188)	(46)	$(375)	$2,314	$58,193
Stock awards granted, net	168	2	2	—	(45)	(346)	—	(342)
Restricted stock award and stock option expense amortization	—	—	1,068	—	—	—	—	1,068
Stock options exercised and related tax benefits	15	—	132	—	—	—	—	132
Unrealized gain on hedging transaction, net	—	—	—	106	—	—	—	106
Secondary Offering	2,800	28	19,034	—	—	—	—	19,062
Retire Treasury Stock	(84)	(1)	(657)	—	84	657	—	(1)
Net income for the nine months ended September 30, 2010	—	—	—	—	—	—	3,835	3,835
Balance at September 30, 2010	11,731	$117	$75,933	$(82)	(7)	$(64)	$6,149	$82,053

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all amounts in thousands)
(unaudited)

	For the Three-month period Ended September 30,		For the Nine-month period Ended September 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income	$1,099	$1,228	$3,835	$3,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,695	1,784	5,079	5,382
Stock-based compensation	339	298	1,071	1,038
Changes in assets and liabilities —
Decrease (increase) in assets
Patient and other accounts receivable	835	56	(440)	(909)
Other current assets	(1,374)	395	(1,937)	400
Other assets	203	(408)	435	(985)
(Decrease) increase in liabilities
Accounts payable	630	185	(7)	(804)
Accrued liabilities	(1,029)	274	1,887	841
Due to fertility medical practices	531	410	6,018	4,197
Deferred revenue and other patient deposits	837	1,219	3,223	1,759
Net cash provided by operating activities	3,766	5,441	19,164	14,181

Cash flows from investing activities:
Purchase of fixed assets, net	(1,372)	(806)	(4,525)	(4,466)
Net cash used in investing activities	(1,372)	(806)	(4,525)	(4,466)

Cash flows from financing activities:
Debt repayments	(789)	(914)	(10,423)	(2,835)
Common Stock transactions, net	79	11	19,092	31
Net cash provided by (used in) financing activities	(710)	(903)	8,669	(2,804)

Net increase in cash and cash equivalents	1,684	3,732	23,308	6,911
Cash and cash equivalents at beginning of period	50,489	31,454	28,865	28,275
Cash and cash equivalents at end of period	$52,173	$35,186	$52,173	$35,186

Supplemental Information:
Interest paid	244	292	780	812
Income taxes paid	1,127	65	2,172	3,658

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — INTERIM RESULTS:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Securities and Exchange Commission  (SEC) rules related to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position at September 30, 2010, and the consolidated results of operations and cash flows for the interim periods presented.  Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IntegraMed America’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009.

NOTE 2 — EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2010 and 2009 is as follows (000's omitted, except for per share amounts):

	For the three-month period Ended September 30,		For the nine-month period Ended September 30,
	2010	2009	2010	2009
Numerator
Net Income	$1,099	$1,228	$3,835	$3,262

Denominator
Weighted average shares outstanding (basic)	11,718	8,776	11,264	8,770
Effect of dilutive options and warrants	53	63	50	63
Weighted average shares and dilutive potential Common shares (diluted)	11,771	8,839	11,314	8,833

Basic earnings per share	$0.09	$0.14	$0.34	$0.37
Diluted earnings per share	$0.09	$0.14	$0.34	$0.37

For the three and nine month periods ended September 30, 2010, there were 18,321 and 131,458, respectively, outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of these outstanding options were greater than the average market price of the shares of Common Stock.

For both the three and nine month periods ended September 30, 2009, there were 127,845 outstanding options to purchase shares of Common Stock which were excluded from the computation of the diluted earnings per share amount as the exercise prices of these outstanding options were greater than the average market price of the shares of Common Stock.

As of September 30, 2010, there were 11,731,183 shares of common stock issued of which 11,724,335 were outstanding and 6,848 held as treasury shares.  As of December 31, 2009, there were 8,831,558 shares of common stock issued of which 8,785,150 were outstanding and 46,408 held as treasury shares.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 — SEGMENT INFORMATION:

We currently report two major operating segments and a corporate office that provides shared services. These two operating segments reflect our organizational structure, lines of responsibility and management’s perspective of the organization. Each segment includes an element of overhead and administrative costs specifically associated with its operations, with the corporate shared services group responsible for support functions generic to both segments.

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

Performance by segment, for the three and nine month periods ended September 30, 2010 and 2009 are presented below (000’s omitted):

	Attain Fertility Centers	Vein Clinics	Corp G&A	Consolidated

For the three months ended September 30, 2010
Total Revenues, net	$45,899	$14,658	$0	$60,557
Cost of Services and Sales	41,263	14,546	0	55,809
Contribution	4,636	112	0	4,748
Operating margin	10.1%	0.8%	0.0%	7.8%

General and Administrative	0	0	2,961	2,961
Interest (income) expense	(33)	0	192	159
Income before income taxes	$4,669	$112	$(3,153)	$1,628

Depreciation expense included above	$933	$287	$151	$1,371
Capital Expenditures	$385	$820	$167	$1,372
Total Assets	$40,395	$52,402	$56,301	$149,098

For the nine months ended September 30, 2010
Total Revenues, net	$135,523	$43,826	$0	$179,349
Cost of Services and Sales	122,053	40,891	0	162,944
Contribution	13,470	2,935	0	16,405
Operating margin	9.9%	6.7%	0.0%	9.1%

General and Administrative	0	0	9,403	9,403
Interest (income) expense	(103)	0	685	582
Income before income taxes	$13,573	$2,935	$(10,088)	$6,420

Depreciation expense included above	$2,833	$785	$490	$4,108
Capital Expenditures	$2,105	$2,001	$419	$4,525
Total Assets	$40,395	$52,402	$56,301	$149,098

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Attain Fertility Centers	Vein Clinics	Corp G&A	Consolidated

For the three months ended September 30, 2009
Total Revenues, net	$40,977	$12,621	$0	$53,598
Cost of Services and Sales	36,930	11,626	0	48,556
Contribution	4,047	995	0	5,042
Operating margin	9.9%	7.9%	0.0%	9.4%

General and Administrative			2,764	2,764
Interest (income) expense	(44)		303	259
Income before income taxes	$4,091	$995	$(3,067)	$2,019

Depreciation expense included above	$1,018	$221	$222	$1,461
Capital Expenditures	$364	$324	$121	$809
Total Assets	$35,897	$49,556	$43,003	$128,456

For the nine months ended September 30, 2009
Total Revenues, net	$124,780	$37,288	$0	$162,068
Cost of Services and Sales	112,361	34,257	0	146,618
Contribution	12,419	3,031	0	15,450
Operating margin	10.0%	8.1%	0.0%	9.5%

General and Administrative			9,333	9,333
Interest (income) expense	(187)		869	682
Income before income taxes	$12,606	$3,031	$(10,202)	$5,435

Depreciation expense included above	$3,108	$640	$663	$4,411
Capital Expenditures	$3,084	$705	$679	$4,468
Total Assets	$35,897	$49,556	$43,003	$128,456

NOTE 4 – COST OF SERVICE:
Our cost of service and sales are comprised of all costs necessary to operate Partner fertility centers and vein care clinics as well as payments to contracted physicians for medical services associated with our Attain IVF programs. A tabular break-down of these costs are presented below, (000’s):

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Attain Fertility Centers	Vein Clinics	Total Cost of Services

For the three months ended September 30, 2010
Employee Salaries & Benefits	$23,118	$6,827	$29,945
Professional Service Fees	1,753	—	1,753
Clinical Supplies & Donor Fee	3,881	1,439	5,320
Office Expenses	1,485	768	2,253
Occupancy Costs	3,339	653	3,992
Depreciation/Lease Expense	1,254	288	1,542
Marketing and Promotion	830	2,302	3,132
Outside Services	941	—	941
Insurance/Taxes	1,087	135	1,222
Bad Debt	335	335	670
Other	1,612	191	1,803
Subtotal	$39,635	$12,938	$52,573
Division Overhead	1,628	1,608	3,236
Total Cost of Services and Sales	$41,263	$14,546	$55,809

	Attain Fertility Centers	Vein Clinics	Total Cost of Services

For the three months ended September 30, 2009
Employee Salaries & Benefits	$17,002	$5,935	$22,937
Professional Service Fees	5,214	—	5,214
Clinical Supplies & Donor Fee	3,136	1,301	4,437
Office Expenses	940	409	1,349
Occupancy Costs	3,060	464	3,524
Depreciation/Lease Expense	1,608	193	1,801
Marketing and Promotion	1,001	1,699	2,700
Outside Services	851	—	851
Insurance/Taxes	1,041	197	1,238
Bad Debt	767	213	980
Other	1,145	116	1,261
Subtotal	$35,765	$10,527	$46,292
Division Overhead	1,165	1,099	2,264
Total Cost of Services and Sales	$36,930	$11,626	$48,556

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Attain Fertility Centers	Vein Clinics	Total Cost of Services

For the nine months ended September 30, 2010
Employee Salaries & Benefits	$53,691	$20,261	$73,952
Professional Service Fees	19,701	—	19,701
Clinical Supplies & Donor Fee	11,063	4,288	15,351
Office Expenses	2,801	1,821	4,622
Occupancy Costs	9,462	1,759	11,221
Depreciation/Lease Expense	4,439	620	5,059
Marketing and Promotion	2,763	5,591	8,354
Outside Services	2,802	—	2,802
Insurance/Taxes	3,269	375	3,644
Bad Debt	1,487	1,244	2,731
Other	5,922	193	6,115
Subtotal	$117,400	$36,152	$153,552
Division Overhead	4,653	4,739	9,392
Total Cost of Services and Sales	$122,053	$40,891	$162,944

	Attain Fertility Centers	Vein Clinics	Total Cost of Services

For the nine months ended September 30, 2009
Employee Salaries & Benefits	$51,490	$17,290	$68,780
Professional Service Fees	16,046	—	16,046
Clinical Supplies & Donor Fee	9,799	3,506	13,305
Office Expenses	2,908	1,345	4,253
Occupancy Costs	9,222	1,383	10,605
Depreciation/Lease Expense	4,908	559	5,467
Marketing and Promotion	2,872	4,360	7,232
Outside Services	2,696	—	2,696
Insurance/Taxes	3,224	601	3,825
Bad Debt	2,725	1,160	3,885
Other	2,623	140	2,763
Subtotal	$108,513	$30,344	$138,857
Division Overhead	3,848	3,913	7,761
Total Cost of Services and Sales	$112,361	$34,257	$146,618

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of cash, short term marketable securities and accrued interest on these securities. To the extent that cash balances exceed short term operating needs, excess cash is either held in our Corporate bank accounts with Bank of America to earn interest or credits to offset account fees, or is invested in short term interest bearing instruments. It is our policy to restrict our investments to high-quality securities with fixed maturity dates and principal amounts. The composition of our cash and cash equivalents as of September 30, 2010 and December 31, 2009 is as follows (000’s omitted):

	September 30,	December 31,
	2010	2009
	(unaudited)
Cash	$34,059	$15,770
Short term investments	18,114	13,081
Accrued interest income		14
Total cash and cash equivalents	$52,173	$28,865

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

The composition of our patient and other receivables as of September 30, 2010 and December 31, 2009 is as follows (000’s omitted):

	September 30,	December 31,
	2010	2009
	(unaudited)
Vein Clinic patient and insurance receivables	$9,795	$9,773
Reserve for uncollectible accounts	(2,439)	(2,913)
Subtotal Vein Clinic receivables, net	$7,356	$6,860
Other receivables	48	104
Total Patient and other receivables, net	$7,404	$6,964

NOTE 7 – OTHER CURRENT ASSETS:

Other Current Assets totaled $9.6 million and $7.7 million as of September 30, 2010 and December 31, 2009, respectively.  The largest component of Other Current Assets are Prepaid Marketing balances totaling $3.5 million as of September 30, 2010, and $2.7 million as of December 31, 2009; these amounts include amounts related to marketing expenditures which have been paid prior to use and the unamortized portion of Direct Response Advertising Costs.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Direct Response Advertising Costs of $3.0 million and $1.3 million as of September 30, 2010 and December 31, 2009, respectively, these costs consist of capitalized advertising costs which have met the criteria outlined in ASU 340, including; probable future benefit, the ability to uniquely track individual responses to specific advertisements, and no material selling or marketing expenses are expected to occur after the advertisement.  These capitalized Direct Response Advertising costs are amortized and recognized as an  expense over a seven or six month useful life (depending on the segment that the advertising relates to).  These amounts (which relate primarily to specific broadcast and internet based advertisements) are capitalized and begin to amortize at the time of use, based on the broadcast date or month of usage and are amortized over the expected period that revenue will be generated as a result of these costs.

The remainder of our Other Current Assets (those items that do not relate to Prepaid Marketing) total $6.1 million and $5.0 million as of September 30, 2010 and December 31, 2009, respectively.  These balances consist primarily of prepaid rent, insurance premiums and clinical supplies.

NOTE 8 – INTANGIBLE ASSETS:

Business Service Rights consist of fees and expenses paid in conjunction with full service practice management contracts associated with fertility centers within our Attain Fertility Centers Division. These contracts typically have ten to 25 year initial lives with the associated service fees on some contracts totaling approximately $9.6 million as of September 30, 2010, that are refundable to us upon contract termination and therefore are not amortized. We amortize our non-refundable Business Service Rights, amounting to $13.6 million at September 30, 2010, over the life of their applicable contract.

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

NOTE 9 – DUE TO FERTILITY MEDICAL PRACTICES:

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

As of September 30, 2010 and December 31, 2009, Due to Fertility Medical Practices was comprised of the following balances (000’s omitted):

	September 30,	December 31,
	2010	2009
	(unaudited)
Advances to Medical Practices	$(15,835)	$(14,653)
Undistributed Physician Earnings	4,110	2,270
Physician Practice Patient Deposits	24,167	18,807
Due to Fertility Medical Practices, net	$12,442	$6,424

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10 – NOTES PAYABLE AND OTHER OBLIGATIONS:

Notes payable and other obligations as of September 30, 2010 and December 31, 2009 consisted of the following (000’s omitted):

	September 30,	December 31,
	2010	2009
	(unaudited)
Term Loans	$15,368	$18,142
Revolving Line of Credit	-	7,500
Derivative Fair valuation adjustment	129	306
Obligations under capital leases	152	218

Total notes payable and other obligations	$15,649	$26,166
Less — current portion	(3,791)	(11,317)

Long-term notes payable and other obligations	$11,858	$14,849

All of our term loans are financed through a syndicated arrangement with a number of banks, where Bank of America is the administrative agent bank, and are collateralized by substantially all of our assets. As of September 30, 2010 and December 31, 2009, we were in full compliance with all applicable debt covenants.  The most significant of the covenants relate to the ratio of funded debt to adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and maintenance of minimum liquidity of $10 million.

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, TD Bank and Webster Bank and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables) and a $25 million three-year term loan (of which approximately $16 million was outstanding at closing).

NOTE 11 – STOCK-BASED EMPLOYEE COMPENSATION:

We currently have three stock option plans which have been previously approved by the stockholders.  All three plans are described more fully in Note 19 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Under these plans, stock options and stock grants may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of grant.  The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions.  Under all of our plans, options expire three months from the date of the holder’s termination of employment or twelve months in the event of disability or death.  As of September 30, 2010, there were 215,469 shares available for granting under these Plans.

The following table sets forth information about the weighted-average fair value of the 81,117 options granted in 2010, and the fair value assumptions used. No options were granted in 2009.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	For the three-month period Ended September 30,		For the nine-month period Ended September 30,
	2010	2009	2010	2009
Fair value of options granted	$4.96	N/A	$5.11	N/A
Dividend yield	0%	N/A	0%	N/A
Expected volatility	48.4%	N/A	57.4%	N/A
Risk free interest rate	2.5%	N/A	3.9%	N/A
Expected term in years	5.0	N/A	5.0	N/A

We recognize compensation cost for stock option plans over the vesting period which approximates the service period, based on the fair value of the option as of the date of the grant.

Stock award activity for the first nine months of 2010 under these plans is summarized below:

	Number of shares of Common Stock underlying options	Weighted Average Exercise Price
Options outstanding at December 31, 2009	205,685	$5.78
Granted – stock options	81,117	$7.97
Granted – stock awards	168,347	$7.96
Exercised – stock options	15,439	$1.91
Exercised – stock awards	168,347	$7.96
Canceled	—

Options outstanding at September 30, 2010	271,363	$6.97

Options exercisable at:
December 31, 2009	119,771	$4.64
September 30, 2010	128,301	$5.68

The aggregate intrinsic value (difference between exercise price and current value of our common stock) of options outstanding and exercisable as of September 30, 2010 and December 31, 2009 was approximately $361,000 and $354,000, respectively.

We recorded a charge to earnings to recognize compensation expense related to outstanding stock options of $69,000 and $207,000 for the three and nine month periods ended September 30, 2010, and  $47,000 and $142,000 for the three and nine month periods ended September 30, 2009. As of September 30, 2010, we had approximately $589,000 of unrecognized compensation costs related to stock options which will be recognized over their remaining vesting period, which approximates the service period.

We also issue stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers, which is restricted and generally vests over a period of three to five years.  Our General and Administrative expense includes compensation costs recognized in connection with these restricted stock grants of $270,000 and $864,000 for the three and nine month periods ended September 30, 2010, and $251,000 and $896,000 for the three and nine month periods ended September 30, 2009.  As of September 30, 2010, we had approximately $1.7 million of unrecognized compensation costs related to stock grants which will be recognized over their vesting period, which approximates the service period.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12 – INTEREST RATE HEDGING TRANSACTION:

IntegraMed is exposed to the risk that its earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments.

After the expiration of an existing interest rate swap agreement in the third quarter of 2010, IntegraMed entered into another interest rate swap agreement which was designed to help manage the interest rate risk associated with its financial structure.

As a result of both swap agreements, our net income for the three and nine months ended September 30, 2010 includes additional financing costs of approximately $49,000 and $256,000 respectively. We also expect to record additional financing costs not to exceed $50,000 related to the swap agreement over its remaining life given current interest rate forecasts. In addition to the costs included in our reported net income, this hedge has also generated a non-recognized after-tax loss of approximately $82,000 as of September 30, 2010 which is reported as part of our comprehensive income.  As of September 30, 2010, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income for the applicable periods (000’s omitted):

	For the three-month period Ended September 30,		For the nine-month period Ended September 30,
	2010	2009	2010	2009
Net income as reported	$1,099	$1,228	$3,835	$3,262
Unrealized gain (loss) on hedging transaction, net	(23)	71	106	153

Total comprehensive income	$1,076	$1,299	$3,941	$3,415

NOTE 13 – LITIGATION AND COMPLIANCE WITH HEALTHCARE REGULATIONS:

From time to time, we are party to legal proceedings in the ordinary course of business and are required to maintain compliance with extensive healthcare regulations.  As of September 30, 2010, none of these proceedings or potential issues associated with healthcare regulation compliance are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 14 – RECENT ISSUED ACCOUNTING GUIDANCE:

Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU No. 2010-06)

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. The Company has adopted the relevant provisions of ASU 2010-06 and has incorporated new disclosures regarding fair value measurements. The adoption of this standard did not have a material impact on our consolidated financial statements.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Attain Fertility Centers Division is comprised of 42 contracted fertility centers, located in major markets across the United States. Each contracted center is composed of a multi-physician practice with most offering multiple clinical locations in their service area.   This Division provides an array of services to contracted fertility centers ranging from consumer marketing services to complete practice management services.  The strategy of the Attain Fertility Centers Division is to support the long term growth of contracted centers by attracting and retaining new patients, expanding market share, and for our partner practices (those that we provide the full range of management service), we enable superior clinical and patient care, and increase the operational efficiency of the fertility center.  The Attain Fertility Centers Division drives growth at our contracted fertility centers through a number of business development and marketing initiatives, these include our suite of Attain™ IVF programs.  The Attain™ IVF programs consist of product offerings which allow a patient to pay one fee for multiple treatment cycles and under certain programs, patients are eligible for a refund if they do not take home a baby.

Our Vein Clinics Division began operations on August 8, 2007, with the purchase of Vein Clinics of America, Inc. (“VCA”), a company that had been in business since 1981. The Vein Clinics Division currently manages a network of 37 clinics located in 14 states, which specialize in the treatment of vein disease and other vein disorders.

The primary elements of our business strategy include:

•	Drive growth at our contracted fertility centers by providing additional management; services.

•	Expand the relationships to additional fertility centers through the sale of consumer product offerings;

•	Developing de novo vein clinics;

•	Increasing the total number of patients treated;

•	Increasing the penetration of our Attain IVF programs; and

•	Continuing to improve operating efficiencies.

Major Events Impacting Financial Condition and Results of Operations

2010

On November 3, 2010, we announced the planned opening of 5 new clinics in our Vein Clinics Division (these are in addition to our previously announced 10 new clinics in 2010 and the beginning of 2011).  We estimate startup costs related to these five additional clinics are estimated to be between $1.75-$2.25 million and will impact 2011 reported results principally during Q2 and Q3.

On October 12, 2010, our Attain Fertility Centers Division announced the addition of New Hope Center for Reproductive Medicine in Virginia Beach, VA to its network who purchased consumer marketing services and will begin offering the Attain® IVF programs.

On September 30, 2010, we issued a press release covering our earnings expectations for the third and fourth quarter of 2010.  Within this press release, we highlighted the start up costs related to the expansion efforts of our Vein Clinics Division and other earnings pressures that we are experiencing in the second half of 2010 (including physician departures in both divisions and a flood at one of our larger partner practices).

On September 1, 2010, our Attain Fertility Centers Division announced the addition of the Stanford Fertility and Reproductive Medicine Center (SFRMC) to its network who purchased consumer marketing services and will begin offering the Attain™ IVF programs.

On July 23, 2010, our Attain Fertility Centers Division announced the addition of Houston Fertility Institute to its network who purchased consumer marketing services and will begin offering the Attain IVF programs.

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

On May 21, 2010, we entered into a new credit facility with Bank of America, TD Bank and Webster Bank.  The credit facilities are comprised of a $35 million revolving line of credit, and a $25 million term loan (of which approximately $16 million was outstanding at the time of closing).

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

On February 4, 2010, we announced the addition of Tennessee Reproductive Medicine to the Consumer Services Division our network who purchased consumer marketing services and began offering the Attain IVF programs.

On January 12, 2010, we announced plans to open a new vein clinic in Chevy Chase, Maryland in early May 2010. This was the 35th clinic in our Vein Clinics Division and our seventh clinic in the greater Baltimore/Washington D.C. region.

On January 8, 2010, we announced plans to open a new vein clinic in Columbia, Maryland in mid-2010. This was the 34th clinic in our Vein Clinics Division and added  interventional radiology treatments to the full range of vein treatments provided at our existing vein clinics, enabling patients to undergo a host of additional procedures. Interventional radiology involves minimally invasive procedures performed using image guidance. Adding interventional radiology allows this vein clinic to offer patients more high value and complex vascular procedures including uterine fibroid embolization, fallopian tube recanalization as well as procedures for varicoceles and pelvic congestion, among others.

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

On April 20, 2009, we announced the opening of a new vein clinic in Cleveland, Ohio. This represented our entry into the Cleveland market and the expansion of our presence in the State of Ohio.

On April 1, 2009, we elected to exercise the option contained in our business service agreement with Arizona Reproductive Medicine Specialists, based in Phoenix, Arizona, and expand our service offerings from a limited range of services to those offered to our other fertility Partners.

On January 20, 2009, we announced the opening of a new vein clinic in Cincinnati, Ohio. This represented our first entry into the State of Ohio and the Cincinnati market.

Results of Operations

The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our statements of operations for the three and nine month periods ended September 30, 2010 and 2009:

	For the three-month period Ended September 30,		For the nine-month period Ended September 30,
	2010	2009	2010	2009
Revenues, Net
Attain Fertility Centers	75.8%	76.5%	75.6%	77.0%
Vein Clinics	24.2%	23.5%	24.4%	23.0%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of services and sales
Attain Fertility Centers	68.1%	68.9%	68.1%	69.3%
Vein Clinics	24.0%	21.7%	22.8%	21.1%
Total cost of services and sales	92.2%	90.6%	90.9%	90.5%

Contribution
Attain Fertility Centers	7.7%	7.6%	7.5%	7.7%
Vein Clinics	0.2%	1.9%	1.6%	1.9%
Total contributions	7.8%	9.4%	9.1%	9.5%

General and administrative expenses	4.9%	5.2%	5.2%	5.8%
Interest income	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Interest expense	0.3%	0.6%	0.4%	0.5%
Total other expenses	5.2%	5.6%	5.5%	6.2%

Income before income taxes	2.7%	3.8%	3.6%	3.4%
Income tax provision	0.9%	1.5%	1.4%	1.3%
Net income	1.8%	2.3%	2.2%	2.0%

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009

Revenues

For the three months ended September 30, 2010, total revenues were $60.6 million, an increase of approximately $7.0 million, or 13.0%, from the same period in 2009. Revenue at our Attain Fertility Centers Division was up approximately $4.9 million, or 12.0%, based on a 58.1% increase in our AttainIVF Programs as well as the addition of three new contract fertility clinics as of December 1, 2009. Vein Clinics revenue growth of $2.0 million was 16.1% above the same period in 2009, primarily driven by organic revenue growth at existing clinics and two new clinics which were added during the second quarter of 2010.

For the nine months ended September 30, 2010, total revenues were $179.3 million, an increase of approximately $17.3 million, or 10.7%, from the same period in 2009. Revenue for the first nine months of 2010 at our Attain Fertility Centers Division was up approximately $10.7 million, or 8.6%, based on a 39.3% increase in our Attain™ IVF Programs, the addition of the previously mentioned three new contract fertility clinics as of December 1, 2009 and the expansion of our service offerings to a Phoenix, AZ, based contracted clinic beginning April 1, 2009. Vein Clinics revenue growth of $6.5 million was 17.5% above the same period in 2009, primarily driven by same store growth at existing clinics plus the opening of two new clinics since September 30, 2009.

A segment-by-segment discussion is presented below.

Attain Fertility Centers Segment

Our Attain Fertility Centers Division is the combination of our previously established Fertility Centers Division and Consumer Services Division; as such the Segment currently has two main revenue streams, those revenues generated from providing complete practice management services at the associated fertility centers and those that are generated as a result of utilization of the Attain IVF programs.

During the third quarter of 2010, the Attain Fertility Centers Division had revenues of $45.9 million, $38.2 million of which were derived from fertility clinics purchasing the full array of practice management services, while the remaining $7.7 million was generated through our Attain IVF programs and other associated revenue streams.

For the first nine months of 2010, the Attain Fertility Centers Division had total revenues of $135.5 million, as compared to $124.8 million during the first nine months of 2009.  The 2010 revenue was comprised of $114.8 million produced by our fertility practices purchasing the full array of practice management services, $19.8 million produced by the Attain™ IVF products and $0.9 million from other associated activities. Key quarter-to-quarter operational metrics for our Attain Fertility Centers Division are presented below:

	Q3 2010	Q3 2009	Change	% Change	YTD 2010	YTD 2009	Change	% Change
Revenues (000’s)	$45,899	$40,977	$4,922	12.0%	$135,523	$124,780	$10,743	8.6%
Operating Income (000’s)	$4,636	$4,047	$589	14.6%	$13,470	$12,419	$1,051	8.5%
Partner Centers Statistics
New Patient Visits	6,933	7,069	(136)	(1.9%)	20,949	21,135	(186)	(0.9%)
IVF Cycles	3,578	3,488	90	2.6%	10,470	10,672	(202)	(1.9%)
IUI Cycles	6,103	6,065	38	0.6%	17,930	17,821	109	0.6%
Attain Statistics
Applications	713	552	161	29.2%	2,237	1,620	617	38.1%
Enrollments	448	288	160	55.6%	1,242	780	462	59.2%
Pregnancies	711	420	291	69.3%	755	585	170	29.1%

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

During the quarter ended September 30, 2010, revenues from our partner practices increased by $2.2 million, or 6.1%, from the same period in 2009.  This increase in revenue was substantially driven by revenues from the three new partner agreements signed in the fourth quarter of 2009. Revenue from same center clinics, those open 18 months or more, grew by $920,000, impacted in part by the previously disclosed termination of a large payer contract in the first quarter of 2009.  The table below illustrates the components of Attain Fertility Centers Division revenues and the relationship of clinical patient billings to fertility centers purchasing the full array of practice management services  revenue for the first three and nine months of 2010 compared to 2009 (in thousands):

	For the three-month period Ended September 30,		For the nine-month period Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Physician Financials
(a) Patient revenue	$54,102	$49,478	$160,993	$149,365
(b) Cost of services	34,334	32,319	103,221	98,603
(c) Base service fee	2,730	2,319	8,176	7,005
(d) Practice contribution (a-b-c)	17,038	14,840	49,596	43,757
(e) Additional service fee	1,416	1,617	4,278	4,814
(f) Contribution retained by the Physician Partners (d-e)	15,622	13,223	45,318	38,943

IntegraMed Fertility Center Financials
(g) IntegraMed gross revenue from Partner clinics (b+c+e)	38,480	36,255	115,675	110,422
(h) Amortization of business service rights	(324)	(324)	(972)	(972)
(i) Other Revenue	75	33	106	88
(j) Total Fertility Centers Revenue	38,231	35,964	114,809	109,538
(k) Cost of Services	35,211	32,985	105,722	100,860
(l) Contribution of IntegraMed Fertility Centers (j-k)	$3,020	$2,979	$9,087	$8,678

Both New Patients Visits, which are a leading indicator of future fertility treatments, and IVF Cycle volume were approximately even with the prior year for both the three and nine month periods ended September 30, 2010. This is due to the lingering effects of the current economic cycle and the loss of the large payer contract in 2009 which was previously described. Revenue from our Attain IVF programs was $7.4 million, an increase of $2.7 million, or 58.1%, in the third quarter of 2010 versus the same period in the prior year.  Attain IVFTM program revenues were $19.9 million for the first nine months of 2010, an increase of $5.6 million or 39.3% compared to the first nine months of 2009. Patients who enroll in our Attain IVF Refund Program pay us an upfront fee (deposit) in return for up to six treatment cycles (consisting of up to three fresh IVF cycles and three frozen embryo transfers). Any non-refundable portion of these fees are recognized as revenue based on the relative fair value of each treatment cycle completed relative to the total fair value of the contracted treatment package selected by the patient.

The refundable portion of the program contract amount is recognized as revenue when the patient becomes pregnant.  At the time of pregnancy, we establish reserves for future medical costs and potential refunds should the patient miscarry and require additional contracted treatment cycles or refund.  We recognize non-refundable revenue related to a patient achieving pregnancy (as opposed to a completed cycle in regards to non-refundable fees), or when a patient withdraws from the program.  The two main factors that impact the Attain IVF Refund program financial performance are:

•	The number of patients enrolled and receiving treatment; and

•	Clinical pregnancy rates

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

The $2.7 million quarterly increase in revenue was the result of an increase in the number of clinical outcomes and pregnancies in the third quarter of 2010 relative to 2009, which offset a moderate drop in pregnancy success rates and the increased up take of the Attain IVF Multi-Cycle Program. Pregnancy success rates during the third quarter of 2010 were within expected and historical ranges whereas they were unusually high in the first quarter of 2009.

Applications for entrance into our Attain IVF programs also increased by 29.2% in the three months ended September 30, 2010 versus the prior year, and our conversion ratio for transitioning these applicants into enrolled patients increased to 62.8% in 2010 from 52.2% in 2009.  For the nine months ending September 30, 2010, applications increased by 38.1% over the same period in the prior year with the conversion rate rising to 55.5% from 48.1% in the year earlier.

Other revenues in the Attain Fertility Centers Division, principally fees from contracted Fertility Medical Practices who only participate in our consumer marketing programs, totaled $0.3 million and $0.8 million for the three and nine month periods ended September 30, 2010, approximately the same as the comparable periods in the prior year. Our affiliate network serves as a vehicle for expanding the distribution of our Attain IVF offerings and can be an entry path for Fertility Medical Practices who choose to purchase additional practice management services.

Vein Clinics Segment

Revenues for the three months ended September 30, 2010 were approximately $14.6 million, up 16.1%, or $2.0 million from the comparable period in 2009. Revenues in this segment are generated from direct billings to patients or their insurer for vein disease treatment services and this patient revenue is consolidated directly into our financials.  Revenues for the first nine months of 2010 were $43.8 million, an increase of $6.5 million over the same period in 2009.

As of September 30, 2010 our Vein Clinics division was comprised of 36 treatment clinics, up from 34 clinics at the same time in the prior year. We continue our efforts to expand in new markets across the country and expect to open additional new clinics in 2010.  Our physician recruitment efforts have been extremely strong over the past several months and we have identified physicians for each of these new locations.

 Key quarter-to-quarter operational metrics for our Vein Clinics Division are presented below:

	Q3 2010	Q3 2009	Change	% Change	YTD 2010	YTD 2009	Change	% Change
Revenues (000’s)	$14,658	$12,621	$2,037	16.1%	$43,826	$37,288	$6,538	17.5%
Operating Income (000’s)	$112	$995	$(883)	(88.7%)	$2,935	$3,031	$(96)	(3.2%)
Inquiries	5,231	5,317	(86)	(1.6%)	17,849	16,968	881	5.2%
New Consultations	3,781	3,896	(115)	(3.0%)	11,848	11,600	248	2.1%
First Leg Starts	2,097	1,963	134	6.8%	6,379	5,618	761	13.5%

Contribution

Contribution for the quarter ended September 30, 2010 was $4.7 million, a decrease of $0.3 million, or 5.8%, from the third quarter of 2009.  Our 2010 first nine months contribution was $16.4 million, which is an increase of $1.0 million from the first nine months of 2009. A segment-by-segment discussion is presented below.

Attain Fertility Centers Segment

Attain Fertility Centers contribution of $4.6 million in the third quarter of 2010 was up $0.6 million, from the third quarter of 2009.

Contribution derived from our partner fertility practices was $3.8 million for the three months ended September 30, 2010, about even with that of the prior year.  Contribution for the nine months ended September 30, 2010 was $11.4 million, an increase of $0.6 million, or 5.6% from the same period in the prior year. Period-to-period contribution growth for our legacy centers, those open prior to January 1, 2009, rose 0.6% for the three months ended September 30, 2010, relative to the prior year, but rose 0.9% during the first three quarters of 2010 versus the same period in 2009.

Contribution derived from the Attain IVF programs for the three months ended September 30, 2010, was $2.1 million, up 71.7% from $1.2 million in the same period in the prior year. This increase was due to the roll-out of new product offerings designed to extend the reach of our multi-cycle programs to a wider patient base. Contribution for the first nine months of 2010 was $5.8 million for the Attain IVF programs, an increase of $1.4 million from the same period in 2009.

Attain Fertility Centers general and administrative expenses directly related to the operating performance of this segment, which are primarily composed of management, marketing, business development and costs to maintain electronic medical records, were $1.6 million and $4.7 million for the three and nine months ended September 30, 2010, versus $1.2 million and $3.8 million for the same periods in the prior year.

Vein Clinics Segment

For the third quarter of 2010, contribution from our Vein Clinics Division was $112,000, or 88.7% below the same period in the prior year.  This reduction in contribution is primarily due to start up costs associated with new clinics and expanding the division overhead in advance of the new clinics beginning operation.   Vein Clinics contribution for the first nine months of 2010 was $2.9 million, a decrease of  $96,000, or 3.1%, from the first nine months of 2009.

IntegraMed has embarked on a strategy of accelerated growth in its Vein Clinics segment. IntegraMed now expects modest delays in bringing some of the clinics to market, with nine of its previously announced ten new vein clinics scheduled to open during Q4 ’10 and one in Q1’ 11. Four of the planned clinics will include advanced Interventional Radiology capabilities, which involve additional equipment, personnel and higher startup costs. The Company has hired and is currently incurring the costs of approximately 50 professionals who are undergoing training in VCA’s operational and treatment methodologies prior to the clinic openings. Start up costs associated with the Vein Clinic openings total approximately $3.6 million and will be spread equally across Q3 and Q4 2010 and Q1 2011.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised of salaries and benefits, administrative, regulatory compliance, and operational support costs defined as our Shared Services group, which are not specifically related to individual clinical operations or other product offerings. These costs totaled $3.0 million in the third quarter of 2010, an increase of $0.2 million, or approximately 7.1% from the third quarter of 2009 due mainly to targeted cost controls. For the first nine months of 2010, G&A expenses totaled $9.4 million, up slightly from $9.3 million in the prior year.  For the three and nine months ended September 30, 2010, G&A expenses were 62.4% and 57.3% of operating contribution,  respectively, compared to 54.8% and 57.3% in the prior year, respectively. It is our goal to reduce our G&A costs relative to our operating contribution in future periods.

Interest

Net interest expense in the third quarter of 2010 totaled $0.2 million, compared to $0.3 million, during the same period in the prior year.

Income Tax Provision

Our provision for income tax was approximately $0.5 million for the three months ended September 30, 2010, or 32.5% of pre-tax income.  This is compared to approximately $0.8 million, or 39.2% of pre-tax income during the same period last year.  For the nine months ended September 30, 2010, our provision for income tax was approximately $2.6 million, or 40.3% of pre-tax income compared to a provision of $2.2 million, or 40.0% of pre-tax income during the nine months ended September 30, 2009.

The effective tax rate for the three month period ended September 30, 2010 reflects a lower aggregate state tax rate and settlement from a recently completed audit of our 2008 federal tax return. The effective tax rate for all periods presented includes additional tax accruals for uncertain state tax positions.  We believe that for the remaining part of 2010, our tax rate will be between 40% and 42%.

We file income tax returns in the U.S. federal jurisdiction and various states. As the result of the recent completion of an IRS examination, periods prior to December 31, 2008 are now considered closed. For state tax purposes, our 2005 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations.

Off-Balance Sheet Arrangements

Current accounting guidance addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance is effective for reporting periods after January 1, 2010. Both sets of guidance require continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires consolidation if the enterprise has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and is the primary beneficiary or obligor of the VIE. As of September 30, 2010, through the acquisition of Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary and obligor of their financial results (our contract provides for us to receive any excess or deficit profits from the vein clinics). As such we have consolidated these vein clinic operations in our financial statements.  Since we do not have any financial interest in the individual fertility centers and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit profits), we do not consolidate the results of the fertility centers in our accounts. Also, since we do not have a controlling interest in the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.

Liquidity and Capital Resources

As of September 30, 2010, we had approximately $52.2 million in cash and cash equivalents on hand as compared to $28.9 million at December 31, 2009. We had a working capital of approximately $19.1 million, at September 30, 2010, versus a deficit of approximately $2.7 million as of December 31, 2009.

Attain IVF deferred revenue and other patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues. These deposits totaled approximately $14.5 million and $13.4 million as of September 30, 2010 and December 31, 2009, respectively. The increase in deposits is a direct result of patient enrollment, and through-put, in our treatment programs. These deposits are a significant source of cash flow and represent interest-free financing for us.  These funds are not restricted and the cash balances are included in our cash and cash equivalents.

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, TD Bank and Webster Bank and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of September 30, 2010, approximately $14.3 million of the $35 million line of credit was available) and a $25 million three-year term loan (of which approximately $16 million was outstanding at closing). Both the term loan and the revolving credit facility mature in May 2013. Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. Commitment fees on unused portions of the revolving credit facility are also payable based on a tiered pricing structure tied to the same defined leverage ratio.

Our Bank of America credit facility is collateralized by substantially all of our assets.  As of September 30, 2010, we were in full compliance with all applicable debt covenants. We also continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

During the third quarter of 2010 we also entered into an interest rate swap agreement to help manage interest rate risk. This swap will mature in the third quarter of 2013, at which time we will re-evaluate our options for managing interest rate risk.

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

As of September 30, 2010, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements.  However, we do anticipate upcoming capital expenditures during the normal course of business which we will be able to finance from our operating cash flows. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements.

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

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at September 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (000’s omitted)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Notes payable	$15,497	$3,697	$11,800	$—	$—

Capital lease obligations	152	94	58	—	—
Interest on debt	1,471	729	742	—	—
Operating leases	70,661	2,050	31,994	7,960	28,657
Total contractual cash obligations	$87,781	$6,570	$44,594	$7,960	$28,657

	Amount of Commitment Expiration per Period (000’s omitted)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Unused lines of credit	$35,000	$—	$35,000	$—	$—

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

New Significant Accounting Policies

None.

New Accounting Guidance

Please see Note 14 of the consolidated financial statements for the quarter ended September 30, 2010 included in this report for a discussion on recently issued accounting guidance.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. We are currently subject to interest rate risk associated with our credit facilities as well as our short term investments and certain advances to our Partner Fertility Centers, some of which are tied to either short term interest rates, LIBOR or the prime rate. As of September 30, 2010, we do not believe that a one percent change in market level interest rates would have a material impact our pre-tax income.

Item 4.                      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of September 30, 2010 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b)    Changes in internal controls

There were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are party to legal proceedings in the ordinary course of business. As of September 30, 2010, none of these proceedings is expected to have a material adverse effect on our financial position, results of operations or cash flow.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 5.	Exhibits

See Index to Exhibits on Page 32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	November 9, 2010	By:	INTEGRAMED AMERICA, INC. (Registrant) /s/ John W. Hlywak, Jr.
John W. Hlywak, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.65	Amendment No. 7, dated October 12, 2010, to Service Agreement Between IntegraMed America, Inc. and Reproductive Science Center of the San Francisco Bay Area, a Medical Corporation.
31.1	CEO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2010

31.2	CFO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2010

32.1	CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2010

32.2	CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2010