Form 10-K
period 2010-12-31
INTEGRAMED AMERICA INC
filed 2011-03-09
CIK 885988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____  to  _____

Commission File No. 0-20260

INTEGRAMED AMERICA, INC.
(Exact name of registrant as specified in its charter)
Delaware	06-1150326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Manhattanville Road, Purchase, New York	10577
(Address of principal executive offices)	(Zip Code)
(914) 253-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	No X
        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
Yes	No X
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer:	Accelerated Filer X
Non-Accelerated Filer: (Do not check if a smaller reporting company)	Small Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No X

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $95.8 million on June 30, 2010 based on the closing sales price of the Common Stock on such date.

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding was approximately 11,793,000 on February 7, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the Registrant’s definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART I

ITEM 1.  Business

Overview –

We manage highly specialized outpatient centers in emerging, technology-based, niche medical markets. Currently, we are a leading manager of fertility centers and vein clinics in the United States. We provide services and products through two operating segments (Attain® Fertility Centers and Vein Clinics) and shared support services through our corporate office. We provide our fertility centers and vein clinics with administrative services such as finance, accounting, human resources, risk management, legal and purchasing support; marketing and sales support; internet marketing and website support; access to integrated information systems; in some instances, non-physician personnel; and access to capital for financing clinic operations and expansion.

Attain Fertility Centers Division

Our Attain Fertility Centers Division provides a number of services to fertility centers across the United States.  These services include business and management services to a network of 14 contracted fertility centers in our Partner Program, and our Attain IVF products to both our 14 contracted fertility centers and an additional 28 affiliate fertility centers.  Our Partner and Affiliate fertility centers offer a range of diagnostic and fertility treatment options to patients. The fertility centers’ physicians perform diagnostic tests on both women and men to determine the cause of infertility and each fertility center has an endocrine and andrology laboratory on site in order to perform and expedite infertility analyses. Once the cause of infertility is identified, several treatment options are offered to patients, including IVF treatment, frozen embryo transfer, intrauterine insemination and minimally invasive surgery to correct anatomical reproductive problems. A typical fertility center is staffed by three or more physicians, a scientist, embryologists, nurses, support staff and ultrasound technicians and has on-site laboratories.

The main operations of our Attain Fertility Centers Division currently focus on the following two areas:

Business and Management Services: A suite of services which we provide to fertility centers that enters into a management service agreement with the Company.  These services include all aspects of running the practice outside of providing medical care (examples include, marketing, customer service, financing, information technology, human resources, and legal services).

Attain IVF programs: which are designed to help patients attain their goal of starting a family. We offer our Attain IVF programs directly to fertility patients, including patients of our Partner centers and patients of the division’s contracted network of independent medical providers under its Affiliate Program.

Business and Management Services Overview:

We provide a number of business and management services to both our partners (those who we have a management service agreement in place for) and affiliates (fertility centers who obtain a smaller number of services from us, primarily in acquiring patients).

Our 14 partner practices serve 16 metropolitan markets across the United States. We believe these 14 Partner centers are the largest managed network of fertility centers in the United States, with 63 locations and 97 physicians and PhD scientists, accounting for approximately 15% of the total in vitro fertilization (“IVF”) procedures performed in the United States in 2008, which is the latest period for which third-party data are available. The division supports fertility centers’ operations and growth by providing access to information systems such as our proprietary

ARTworks® electronic medical records software as well as medical equipment and facilities, non-physician personnel, patient relationship management and marketing and financial support services.

Our Affiliate Program allows fertility centers to pay fees to receive selected management services that we provide to our Partners, such as internet marketing and access to the Council of Physicians and Scientists (the “Council”). We also provide our Affiliates with access to our Attain IVF programs. Historically, we provided services to our Affiliates on an exclusive basis in the area in which the Affiliate operates, but Affiliates’ access to our Attain IVF programs is generally subject to achievement of certain benchmarks, including with respect to Attain IVF enrollments; however, in July 2009 we began allowing access to our Attain IVF programs on a non-exclusive basis in new markets. As of December 31, 2010, we had contracted with 28 Affiliate fertility centers. During 2008, our Affiliate fertility centers collectively provided 10% of the total IVF procedures in the United States.

Practices enter into Partner relationships with us to access our suite of services and management expertise to help them grow their practice and improve margins.   We provide expertise in planning, execution, funding and operational integration to support growth and improve efficiencies.  We help our practices adapt and thrive in a dynamic industry.  We believe IVF volume growth at our Partner practices has consistently outpaced the national average and their competition.

When establishing a Partner relationship, we typically acquire the assets of a fertility center, enter into a long-term comprehensive business service agreement with the center and assume most administrative and financial functions of the center. Generally  we  pay a fixed sum for the exclusive right to service the fertility center. These agreements are typically for terms of 10 to 25 years and contain automatic renewal provisions. Some of these agreements also contain provisions that allow the Partner fertility center to terminate the agreement, upon 12 months’ prior notice, at any time after five years from the agreement’s effective date. Partners typically have obligations upon termination in certain circumstances, such as purchasing the assets used in operating the fertility center and making payments based on recent revenues. Partners also agree to promote their practices by, among other things, participating in marketing programs we develop for them. Typically, the fertility center contracting with us is a professional corporation in which the key physicians are the shareholders. Generally, no shareholder of a Partner fertility center may assign his or her interest in the Partner fertility center without our written consent.

We require each professional corporation operating in our Partner fertility centers to enter into employment agreements with all key physicians at that center. These employment agreements typically have five-year terms and contain provisions prohibiting the key physicians from practicing reproductive endocrinology, infertility medicine or assisted reproductive technology in competition with us, within a specified area, for the term of the agreement and for 12 to 24 months thereafter in states where this is not prohibite. Although it is unclear whether these non-competition provisions would be enforceable if challenged, we have not experienced significant competition from physicians who formerly practiced at our Partner centers. We also usually enter into a personal responsibility agreement directly with each physician shareholder of the practice. The personal responsibility agreement obligates a physician shareholder to repay us a proportionate amount of the exclusive right to service fee payment received by that physician shareholder if he or she leaves the practice sooner than five years after the payment.

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

Attain IVF Program Overview:

Our Attain IVF programs serve as patient recruitment and case management vehicles where the patient contracts with us to provide the program services described below. Our Partners and Affiliates are bound by the terms of the program through participation agreements that support our packaged pricing. These programs are designed to make the fertility treatment process easier for patients by providing a continuum of services over an extended period, if necessary. Our Attain IVF programs achieve this objective by offering the following services:

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

Patients enrolling in our Attain IVF programs can select from various treatment and financing options which are designed to appeal to patients at different stages of their reproductive lives and with different financial needs and resources. The average cost of one fresh IVF cycle was approximately $12,400 according to the American Society for Reproductive Medicine.  According to our estimates, the average cost of a frozen embryo transfer is approximately $3,000. The Attain IVF Refund Program allows medically cleared patients to pay an up-front deposit of approximately twice the average cost of a fresh IVF cycle in return for up to six treatment cycles (consisting of three fresh IVF cycles and three frozen embryo transfers) with a refund if treatment does not result in a baby. The refund is equal to 70% of the contract amount for patients using their own eggs and 100% of the contract amount if the patient uses donor eggs. The Attain IVF Multi-Cycle Program allows all patients, including those who are not medically cleared for our Attain IVF Refund Program, to pay a single fee, which is slightly less than the average cost of two fresh IVF cycles, in return for up to four treatment cycles (consisting of two fresh IVF cycles and two frozen embryo transfers). The fertility treatment cycles are provided to patients by fertility centers with which we contract for participation in the program. The benefits of our Attain IVF programs to our fertility centers include: allowing for patients to commit to multiple fertility treatments which improves treatment volume and revenues; insulating the centers from refund risk; managing cash and administrative details associated with our Attain IVF programs; and enabling physicians to maintain a traditional fee for service arrangement without the appearance of conflicts of interest that otherwise might arise from self administering a refund program. The benefits of our Attain IVF programs to patients include: improved success rates associated with multiple fertility treatment cycles; increased financial certainty relating to the cost of the fertility treatment process; and, in the case of our Attain IVF Refund Program, a significant financial refund should the treatments be unsuccessful.

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

Our Attain Fertility Centers Division also supports the Council of Physicians and Scientists for leading fertility providers, which we established 15 years ago. The Council is comprised mostly of representatives from our fertility network and brings together leaders in reproductive medicine and embryology with the goal of promoting a high quality clinical environment throughout our fertility center network. The Council meets regularly and conducts bi-monthly teleconferences on topics related to improving infertility diagnosis, treatment and success rates. Additionally, the Council helps to establish the principles of our culture of safety. We believe our centers follow the Practice and Ethics Guidelines for clinical practice set forth by the American Society for Reproductive Medicine. Our partners  have also achieved accreditation from the American Association for Ambulatory Healthcare, the College of American Pathologists and other similar accreditation organizations, which demonstrates our commitment to compliance with nationally recognized standards for laboratory services, patient safety and quality patient care.

We assisted in the organization of, and obtained a minority equity interest in, an offshore captive insurance company called Assisted Reproductive Technology Insurance Company (“ARTIC”), which is designed to moderate the cost of malpractice insurance to Partners and Affiliates of our fertility network who participate. Most of the equity of ARTIC is owned by various physician practices that are members of our fertility network, and we have no future obligations to provide additional funding to ARTIC. On January 1, 2005, ARTIC began providing malpractice insurance coverage to the majority of the physician practices within our Partner fertility network.

Insurance and managed care payors, depending on the plan under which a patient is covered, reimburse certain services that our Partners provide, such as diagnostic testing, surgeries and, in certain circumstances, fertility treatments. However, the charges for assisted reproduction technology (“ART”) services our Partners primarily provide are often paid directly by patients, including through programs such as our Attain IVF programs. Several states mandate offering certain benefits of varying degrees for ART services. For example, in Massachusetts, Rhode Island, Maryland and Illinois, the mandate requires coverage for many, but not necessarily all, ART services provided by our Partners. Approximately 50% of our Partner centers’ payments were derived from third-party payors for the twelve months ended December 31, 2010, all of which was provided by private payors. Contractual arrangements with third-party payors typically are for a term of one year, may be terminated by either party upon 90 days’ notice any time after the initial one-year term and contain automatic annual renewal provisions. Contractual arrangements with third-party payors also typically include payment terms and schedules of rates, although those payment terms and schedules of rates are subject to renegotiation after the initial term of the contract. During the twelve months ended December 31, 2010, in accordance with the terms of our contractual arrangements with them, third-party payors paid approximately 50% of the charges billed to them by our Partner Centers. We are aware of efforts to expand mandated coverage to additional states, but it is unclear if these efforts will be successful.

If in the future mandates are enacted by additional states, we expect the impact on our Partner fertility centers to be neutral to positive, as such mandates would likely increase the market for fertility center services, but at payment rates that are lower than the amounts typically paid directly by patients.

Vein Clinics Division

Our Vein Clinics Division was formed on August 8, 2007, with the purchase of Vein Clinics of America, Inc. (“VCA”), a company that had been in business since 1981. Our Vein Clinics Division provides business and management services to a network of 42 vein clinics located in 14 states. We believe our vein clinics network is the largest single network of vein care providers in the United States. These clinics provide specialized treatment for patients suffering from vein diseases and other vein disorders, such as varicose veins, spider veins and venous ulcers.

We offer vein care services and support, including arranging training for physicians, clinical and financial information systems, revenue cycle management, yield management, sales and marketing services, group purchasing, non-physician personnel, facilities, site selection and development and other operational functions to support the clinic. The division supports vein practice operations and growth by providing access to information systems such as our proprietary Virtual Physician Assistant (“VPA”) information system, which is an end-to-end patient and clinic operating system that provides decision support and revenue cycle functions. A typical vein practice averages 2,500 to 3,500 square feet in size and is located in an affluent, growing community. Each clinic has a standardized operational structure composed of a phlebologist (a physician specialized in the diagnosis and treatment of disorders of venous origin), nurse, ultrasound technologist, office manager and assistant. Medical services or treatments are provided to vein care patients by physicians who are employed by professional corporations, whose financial condition, results of operations and cash flows are consolidated with our consolidated financial statements.

Our Vein Clinic Division’s philosophy of patient care is based on complete disease management, from initial screening to treatment to follow up. Each step in this process is critical to the patient’s successful outcome. Our practices currently use Endovenous Laser Treatment (“ELT”) as well as sclerotherapy to treat vein diseases such as varicose vein and spider veins. Our practices use extensive and sophisticated ultrasound mapping prior to treatment, which we believe results in a more effective treatment plan. Rigorous post-treatment follow up identifies any residual or emerging issues so that they can be quickly managed before the disease worsens.

Our Vein Clinics Division depends upon third-party payors, including governmental and private insurance programs, to pay for most treatments provided to patients. For the twelve months ended December 31, 2010 and 2009, approximately 67% and 62% of payments received by our Vein Clinics Division were from managed care programs, respectively, 16% and 20% were from commercial insurers, respectively, 14% and 13% were from Medicare, respectively, with any remaining payments received directly from patients.

The private third-party payors providing reimbursement to our vein practices include standard indemnity insurance programs as well as managed care programs, such as preferred provider organizations and health maintenance organizations. These third-party payors provide reimbursement to our vein clinics at negotiated rates, which approximate 43% of the billed charges, for medically necessary treatments. Most ELT treatments for varicose veins and venous leg ulcers provided at our vein practices are reimbursed by third-party payors. However, third-party payors generally do not cover sclerotherapy or treatments they determine are not medically necessary, such as the cosmetic treatment of spider veins. In some cases, third-party payors require prior authorization of varicose vein treatment to provide reimbursement. Contractual arrangements with third-party payors typically are for a term of one year, may be terminated by either party upon 60 to 90 days’ notice after the initial term and contain automatic annual renewal provisions. Contractual arrangements with third-party payors also typically include payment terms and schedules of rates that are subject to change by the third-party payor upon as little as 30 days’ notice. Payments from Medicare are paid in accordance with a set fee schedule and are subject to change or review by governmental authorities.

Once our Vein Clinics Division has facilitated a vein practice’s establishment, we enter into a contract with the professional corporation operating in our clinic. Unlike our Partner fertility centers, the physicians who are employed at our vein practices typically do not have an ownership interest in the medical practice. A “friendly physician” model is often used for ownership, pursuant to which we are the primary beneficiary and obligor of the vein practice’s operations; however, we also own and operate vein practices through subsidiaries in two states where we are not prohibited from doing so under applicable corporate practice of medicine laws. Under the terms of our contracts with the vein practices, we have sole and exclusive responsibility to manage the non-medical operations of the practice and the physicians have sole responsibility for the medical and clinical aspects of the practice. Our contracts with the vein practice provide that we are responsible for the leasing of space, obtaining all equipment and services needed, providing all billing and collections functions, arranging for and supervising all non-physician personnel and providing services so they can market their own practices. In exchange for our services, our contracts with the vein practices provide that the vein practice pay us a fee equal to 150% of our expenses of operating and managing the vein clinics. These fees have historically exceeded the operating margin generated by any particular vein practice prior to payment of the management fee. Accordingly, each vein practice only pays the portion of the management fee that is equal to the amount of revenue generated by the practice annually up to the 150% amount. As a result, our vein practices (the professional corporation) do not generate any net profits at year end. Our contracts with the vein practices are typically for 25 years with renewal rights. In the event of early termination, any accrued obligations remain outstanding until satisfied. We also have the right at any time to cause the “friendly physician” to transfer his or her ownership in a vein practice to another physician designated by us.

We require each professional corporation operating in our vein practices to enter into an employment agreement with the physician practicing at that site. The employment agreement typically has a term of one year and automatically renews for additional one-year periods unless terminated by either party. The physician generally is required to pay the clinic either $75,000 or $50,000 if the agreement is terminated prior to three years from the physician’s first employment with the practice, with the amount due depending on the time of termination. This requirement helps defray the training expenses we incur when we assist the physician in establishing a practice. The physician also usually covenants not to compete with the practice or provide medical services in the treatment of varicose veins or other venous diseases, within a specified area, during the agreement’s term and for two years thereafter. Although it is unclear whether these non-competition provisions would be enforceable if challenged, we have not experienced significant competition from physicians who formerly practiced at our vein practices.

Since our acquisition of VCA in August 2007, we have made significant investments in this division’s infrastructure, which have been designed to allow us to open new practices at a more rapid and sustained pace utilizing a replicable model. These investments include:

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

•
New practice development. With our planned roll-out of new practice openings, we are making investments in personnel and procedures for identifying opportunities and opening new practices in existing and new markets.

•	Marketing and sales. We have established more formal, physician referral and direct-to-consumer marketing programs.

Shared Services Group

Through our corporate Shared Services group, we provide the following support to our Attain Fertility Centers and Vein Clinics Divisions:

•
Administrative Services.  Our Shared Services group provides our contracted fertility centers and vein clinics with administrative services, including: accounting and financial services, such as accounts payable, payroll and financial reporting; human resources administration; legal services; risk management; insurance; information systems and services; and strategic planning.

•
Access to Capital.  We believe we provide our Partner fertility centers and vein clinics with a competitive advantage through access to capital for funding accounts receivable, expansion and growth. We provide our Partner fertility centers and vein clinics with efficient access to capital which allows them to obtain current technologies, equipment and facilities that enable them to provide a full spectrum of services to effectively compete for patients. For example, we have built new clinical facilities housing state-of-the-art fertility and vein clinics for numerous providers which has enabled them to expand their health care treatment offerings to a wider population of patients.

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

Although demand for advanced reproductive medicine and treatment is highly correlated with larger demographic trends and we believe market growth will be driven in the future for the following reasons:

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

While fertility market growth has moderated recently, in line with a demographic trough of couples of family-bearing age and we believe that we are well positioned to increase our share of the fertility market due to the following factors:

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

Although there are both surgical as well as minimally invasive treatment protocols for vein disease, we specialize in minimally invasive care. Conventional vein care treatment under both protocols usually begins with an ultrasound assisted mapping to determine the extent of the disease, generally followed by a surgical or minimally invasive treatment protocol. Historically, the most common surgical treatment has been a procedure referred to as vein stripping, which is the surgical removal of surface veins. While still used in some areas, this procedure is much less common.  Vein stripping is generally done as an outpatient procedure and is performed while the patient is under general anesthesia. Vein stripping may leave scarring and require an extended recovery time. More common minimally invasive treatments include ELT  and sclerotherapy, which are the treatments offered by our practices. ELT is a laser treatment which does not involve hospitalization, general surgery or the potential for significant scarring that is associated with vein stripping. With ELT, after local anesthesia is administered, a small optical fiber is inserted through a needle into the varicose vein under ultrasound guidance. The laser is activated and, as the optic fiber is removed from the vein, it heats and closes the vein. Once the vein is closed, the blood that was circulating through the vein is naturally rerouted to other healthy veins. Over time, the varicose vein is absorbed by the body. Sclerotherapy involves injecting abnormal veins with a solution called a sclerosant. This immediately shrinks the vein and causes it to dissolve over a period of weeks, allowing the body to naturally redirect the blood flow to healthy veins. A typical sclerotherapy treatment may last for 15 to 20 minutes and consists of multiple microinjections.

Various demographic trends are contributing to the growth in demand for vein care. Annual expenditures related to vein care in the United States are approximately $2 billion and are projected to grow 12% per year through 2010, according to our estimates. The U.S. Food and Drug Administration’s approval of lasers for thermal ablation of veins and subsequent establishment of an American Medical Association Current Procedural Terminology code for reimbursement by the Centers for Medicare and Medicaid Services has opened this market to rapid growth and development. We also believe that the market for vein care will continue to grow in the future as awareness of minimally invasive treatment protocols grows among people with vein disease and as additional third-party payors recognize the medical necessity of treating vein disease. We believe that approximately 25 million people are currently affected by vein disease in the United States, but only approximately one million receive treatment for such vein disease.

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

Attain Fertility Centers Division:

Make Selective Contract Acquisitions of Partner Fertility Centers

The U.S. market for fertility services is highly fragmented and we believe that it is ripe for consolidation. Recruitment into our Partner Program has traditionally focused on fertility centers that first participate as Affiliates who participate in our Attain IVF product. Affiliate practices have the opportunity to become familiar with the offerings we provide and our commitment to customer service, which allows the Affiliate practices to see our value proposition first hand. We, in turn, have a chance to assess a practice’s commitment to growth and utilization of our services without making a significant up-front financial commitment. In addition to recruiting from Affiliate centers, we have a development staff that targets leading physician groups with established practices in selected metropolitan markets. These candidates are then evaluated against our contract acquisition criteria, which includes factors such as size of practice, physician reputation and the physicians’ growth-oriented outlook. We believe that our competitors’ ability to compete with us for contract acquisitions is currently limited due to our experience acquiring Partner center contracts, our position as the manager of what we believe is the largest network of fertility centers in the United States and our developed infrastructure and experience in delivering valuable services to support fertility center operations.

Expand our Network of Affiliate Fertility Centers

As of December 31, 2010, we had Affiliates in 28 metropolitan markets and intend to expand our network of Affiliate fertility centers to other metropolitan markets across the United States. We primarily focus our network development activities on metropolitan markets with populations in excess of 500,000. Because of the relatively low percentage of the population that seeks fertility treatment, a large population base is required to support a sophisticated fertility center. Our fertility centers are capable of drawing consumers from a large geographic area and, as such, our development staff is focused on the top 100 largest metropolitan markets, where we expect the highest demand for fertility centers to occur.

Increase Penetration of Our Attain IVF Programs

Currently, many third-party payors provide limited coverage for the diagnosis and treatment of infertility. Our Attain IVF programs, which are offered directly to patients, have been designed to offer attractive financial options to prospective patients. For the twelve months ended December 31, 2010, approximately 16.6% of self-pay patients in our Partner and Affiliate network utilized our Attain IVF Refund Program. We formally introduced our Attain IVF Multi-Cycle Program in July 2009. We believe that the penetration of our Attain IVF programs can be meaningfully increased by educating patients on the improved success rates associated with multiple treatment cycles and the packaged pricing features of our Attain IVF programs, which allow for multiple treatment cycles and, in the case of our Attain IVF Refund Program, a significant financial refund if the treatments are unsuccessful. We also believe we can increase overall market penetration of our Attain IVF programs by demonstrating to physicians at potential Affiliate and Partner practices the benefit of increased patient volume and retention that we believe result from offering our Attain IVF programs. We have demonstrated the ability to increase Attain IVF Refund Program penetration as certain of our fertility centers had Attain IVF Refund Program penetration rates in excess of 25% during the twelve months ended December 31, 2010.

Vein Clinics Division:

Develop De Novo Vein Clinics

We intend to develop new vein practices in targeted markets. Our past experience suggests that one vein practice can generally support a population of 500,000 to one million population in metropolitan markets. Our new practice development staff focuses on the following:

•
Developing new practices in markets where we already have existing practices that have not fully penetrated their market to take advantage of existing investments in regional management, managed care contracts, personnel and marketing capabilities;

•
Identifying attractive new markets in states that already have a vein practice location and states contiguous to existing vein practices locations to leverage regional management, personnel and other infrastructure assets; and

•	Identifying locations where we believe there are attractive demographics, reasonable media costs and a favorable reimbursement environment.

We believe our vein practice model can be predictably and profitably replicated in new markets. Our ability to develop de novo vein practices is demonstrated by the 8 new practices opened during 2010.  We expect to accelerate and increase the number of de novo vein practices to be opened in 2011, however this pace could be affected by challenges in physician recruitment and locating suitable locations. De novo traditional vein practices offer an attractive return on capital as they require relatively little capital investment, typically $300,000 to $500,000, and usually reach break-even in nine months or less after opening of the clinic.

Increase the Total Number of Patients Treated

We intend to work with our vein practices to increase the total number of patients they treat. To achieve this objective we intend to:

•	Offer products and services to centers and clinics that help them attract patients, including access to state-of-the-art equipment, access to our clinical and information technology applications;
•
Enable vein practices to enhance their ability to provide superior care through use of our proprietary VPA information system, which is an end-to-end patient and clinic operating system that provides decision support and revenue cycle functions;

•
Help our vein practices drive additional patient volume through our sales and marketing efforts, including physician referral development,  our direct-to-consumer advertising, internet marketing, and providing marketing materials and programs to our vein practices for their use; and

•
Convert initial potential patient contacts into patients treated at our practices. We believe we can accomplish this through the protocols we established for our call center professionals and contact follow up procedures our center and practice staff employ to ensure patients attend their consultation and all scheduled treatments; and

•	Increase the number and type of procedures that can be performed in a facility through both removing bottlenecks and adding interventional radiology capabilities to a number of new facilities.

Continue Improving Operating Efficiencies

We continuously seek opportunities to lower costs and realize operating efficiencies through the implementation of a centralized infrastructure focused on improved accounts receivable management, along with leveraging economies of scale in support functions such as procurement, finance, information technology, human resources, risk management and legal services. We expect to further leverage our corporate infrastructure as we expand our network of vein practices.

Sales and Marketing

The marketing department for our Vein Clinics Divisions specialize in the development of sophisticated marketing and sales programs that give vein practices access to business-building techniques designed to facilitate growth and development. Although we believe these marketing and sales efforts are often too expensive for many individual physician practices, affiliation with us provides access to greater marketing and sales capabilities than would otherwise be available.

We operate web portals that: allow visitors access to educational material concerning vein care issues; provide links to our vein practices; allow prospective patients to request vein care appointments or follow up contact.

Competition

Our business divisions operate in highly competitive areas. Our vein practices compete with other vein care providers, dermatologist and surgical clinics that provide ELT and sclerotherapy as an ancillary offering, vascular surgeons and interventional radiologists. Basic barriers to entry-level care in the vein care industry are low. We do not believe that we currently face significant competition providing managerial services to vein practices. We believe that the vein practices we work with are well positioned to compete in our markets based on the reputations of the physicians providing services at those practices; however, there can be no assurance that these practices will be able to compete effectively with existing providers in our markets or that new competitors will not enter into our markets. These existing and new competitors may have greater financial and other resources than we or our vein clinics do. See “Risk Factors — We face increased competition from existing providers, as well as new providers entering our markets.”

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

Physician Licensure Laws

The practice of medicine is subject to state licensure laws, regulations and approvals. We have established a system designed to help ensure that the physicians at our fertility centers and vein clinics are appropriately licensed under applicable state law. If physicians at the centers or clinics fail to renew their licenses on an annual basis or fail to maintain an unrestricted license, our business, financial condition and results of operations may be negatively impacted.

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

In addition, courts have refused to enforce contracts found to violate state fee-splitting prohibitions. To the extent any of our contractual arrangements are construed by a court or enforcement agency as violating a jurisdiction’s fee-splitting laws, there is a possibility that some provisions of our agreements may not be enforceable. For example, a physician shareholder of a managed practice might successfully avoid payment of a management fee on the grounds that the management arrangement violates the state’s fee-splitting prohibition. We also may be required to redesign or terminate our arrangements, including our Attain IVF programs, and our relationships with our fertility centers or vein clinics in order to bring their activities into compliance with such laws. The termination of, or our failure to, successfully restructure, any such relationship could have a material adverse affect on our business, financial condition and operating results. In particular, a forced restructuring of our management fee could have a material impact on us. In addition, expansion of our operations to new jurisdictions could require structural and organizational modifications of our relationships with our fertility centers and vein clinics in order to comply with additional statutes.

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
?0;
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

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, were signed into law by President Obama in March 2010 and will result in significant reforms to the U.S. healthcare system and the structure of the healthcare delivery system.  The Affordable Care Act will create new payment methodologies and mechanisms under the Medicare and Medicaid programs to link payment with quality and cost-effective service delivery.  The overall goal of the Affordable Care Act is to create a more integrated, coordinated, and efficient healthcare delivery system.  The full impact of the Affordable Care Act is uncertain, and will depend on future regulations and guidance to be promulgated by the Centers for Medicare & Medicaid Services.  Any new reimbursement methodologies and mechanisms adopted by Medicare, Medicaid or other commercial third party payors as a direct or indirect result of the Affordable Care Act could have an impact on the demand and reimbursement for our services.

The Affordable Care Act also provides the federal government with increased authority and tools to combat health care fraud and abuse, including additional subpoena powers, the ability to provide additional screening for new providers in the Medicare and Medicaid program, and the authority to withhold Medicare payment to a provider while an investigation is pending, among others.

Employees

As of December 31, 2010, we had 1,428 employees.  Of these, 1,127 were employed by our Attain Fertility Centers Division, 263 by our Vein Clinics Division and 38 were employed at our corporate headquarters, including 5 who were executive management.  Of the 1,428 employees, 139 were employed on a part-time basis and 112 were employed on a per diem basis.  We are not a party to any collective bargaining agreement and we believe that our employee relationships are good.

Segment Information

In mid-2010, we consolidated our Fertility Centers Division and our Consumer Services Division into one operating segment, the Attain Fertility Centers Division (AFC). This consolidation resulted in a reduction from three operating segments to two, our current Attain Fertility Centers and our Vein Clinics divisions. This consolidation was done to reflect the integrated goals, resources and management shared by the former Fertility Centers and Consumer Services divisions.

Performance by segment, for the three years ended December 31, 2010, 2009 and 2008 are presented below (000’s omitted):

	Attain Fertility Centers	Vein Clinics	Corp. G&A	Consolidated

For the Year ended December 31, 2010
Revenues	$182,443	$60,726	$—	$243,169
Cost of Services	164,718	57,235	—	221,953
Contribution	17,725	3,491	—	21,216
Operating Margin	9.7%	5.7%	—	8.7%

General and administrative	0	0	12,668	12,668
Interest (income) expense, net	(202)	0	897	695
Income (loss) before income taxes	$17,927	$3,491	$(13,565)	$7,853
Depreciation expense included above	$3,773	$1,133	$645	$5,551
Capital expenditures, net	$3,413	$3,995	$702	$8,110
Total assets	$41,692	$52,999	$53,964	$148,655

For the Year ended December 31, 2009
Revenues	$166,135	$50,625	$—	$216,760
Cost of Services	149,345	46,525	—	195,870
Contribution	16,790	4,100	—	20,890
Operating Margin	10.1%	8.1%	—	9.6%

General and administrative	0	0	12,155	12,155
Interest (income) expense, net	(149)	0	1,059	910
Income (loss) before income taxes	$16,939	$4,100	$(13,214)	$7,825
Depreciation expense included above	$4,076	$873	$873	$5,822
Capital expenditures, net	$4,173	$947	$790	$5,910
Total assets	$39,190	$49,845	$35,274	$124,309

For the Year ended December 31, 2008
Revenues	$158,203	$39,950	$—	$198,153
Cost of Services	142,568	37,299	—	179,867
Contribution	15,635	2,651	—	18,286
Operating Margin	9.9%	6.6%	—	9.2%

General and administrative	0	0	10,654	10,654
Interest (income) expense, net	(181)	8	1,353	1,180
Income (loss) before income taxes	$15,816	$2,643	$(12,007)	$6,452
Depreciation expense included above	$4,330	$761	$898	$5,989
Capital expenditures, net	$4,053	$1,057	$585	$5,695
Total assets	$37,216	$46,750	$37,475	$121,441

Our Fertility Centers and Vein Clinics

For the years ended December 31, 2010, 2009 and 2008, the following two contracted fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

	Percent of Company Revenues, net			Percent of Contribution
	2010	2009	2008	2010	2009	2008

Shady Grove Fertility Center	16.9	17.6	18.0	15.8	15.4	17.2
Fertility Centers of Illinois	11.3	13.1	16.3	9.3	10.3	15.2

Under our fertility Partner agreement with the Shady Grove Fertility Center, we receive as compensation for our services a three-part fee comprised of:  a percentage of the fertility center’s net revenues; reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center); and a fixed dollar amount of the fertility center’s earnings after services fees which is subject to further limits.

Our revenues from our Fertility Centers of Illinois Partner are not based on this three-part structure. Rather, effective as of November 1, 2009, our revenues from FCI are generally equal to the operating expenses associated with managing FCI’s medical practice plus 9.5% of such expenses. Our revenues from FCI prior to November 1, 2009 were based on the three-part fee structure described earlier.

A complete listing of our fertility Partner agreements and vein clinic locations as of December 31, 2010 is presented below.

Fertility Partner Agreements

Name	State	Year Contract Acquired	Remaining Contract Years	No. of M.D.s	No. of PhDs

Foulk & Whitten Nevada Center for Reproductive Medicine, P.C.	NV	December 2009	23	1	0
Idaho Center for Reproductive Medicine, P.C.	ID	December 2009	23	1	0
Utah Fertility Center, P.C.	UT	December 2009	23	1	0
Arizona Reproductive Medicine Specialists, Ltd.	AZ	July 2008	22	4	1
Southeastern Fertility Centers, P.A.	SC	April 2008	22	3	1
Center for Reproductive Medicine, P.A.	FL	August 2007	21	4	1
Reproductive Partners Medical Group, Inc.	CA	January 2005	18	10	0
Seattle Reproductive Medicine, Inc., P.S.	WA	January 2004	8	10	1
Reproductive Endocrine Associates of Charlotte, P.C.	NC	September 2003	7	6	1
Northwest Center for Infertility & Reproductive Endocrinology	FL	April 2002	6	7	1
Shady Grove Fertility Reproductive Science Center, P.C.	MD, VA & DC	March 1998	12	23	2
Fertility Centers of Illinois, S.C.	IL	February 1997	11	11	2
Bay Area Fertility & Gynecology Medical Group, Inc.	CA	January 1997	15	6	1
MPD Medical Associates (MA), P.C. (doing business as RSC of New England)	MA, NH & RI	July 1988	3	3	1

Vein Clinic Locations

Location	Date Clinic Opened

Trevose, PA	December 2010
Crocker Park, OH	December 2010
Greenwich, CT	November 2010
Chapel Hill, NC	November 2010
Glastonbury, CT	October 2010
Quantico, VA	September 2010
Chevy Chase, MD	May 2010
Columbia, MD	May 2010
Cleveland, OH	April 2009
Cincinnati, OH	January 2009
Pittsburgh, PA	December 2008
Skokie, IL	December 2008
Marietta, GA	June 2008
Alexandria, VA	April 2008
Boca Raton, FL	February 2008
Sterling, VA	December 2007
Ft. Lauderdale, FL	July 2007
St. Louis, MO	January 2007
Merrillville, IN	August 2006
Kansas City, MO	June 2006
West Palm Beach, FL	December 2005
Alpharetta, GA	October 2005
Gurnee, IL	September 2005
Naperville, IL	September 2004
Lawrenceville, GA	September 2001
Indianapolis, IN	April 2001
Knoxville, TN	March 2001
Raleigh, NC	March 2000
Greensboro, NC	January 2000
Madison, WI	March 1999
Rockville, MD	November 1998
Milwaukee, WI	March 1998
Charlotte, NC	February 1998
Orland Park, IL	November 1996
Fairfax, VA	March 1992
Overland Park, KS	April 1991
Owings Mills, MD	July 1990
Buffalo Grove, IL	August 1989
Atlanta, GA	June 1988
Oak Brook, IL	Pre-1985
Chicago, IL	Pre-1985
Schaumburg, IL	Pre-1985

ITEM 1A.                      Risk Factors

RISK FACTORS

In evaluating our business, every investor should carefully consider the following risks.  Our business, financial condition or results of operations could be materially adversely affected by any of the following risks.

The loss of one or more of our Partner fertility centers would lead to a decline in our revenues and profit.

The contracts that we enter into with our Partner fertility centers typically have terms that range from 10 to 25 years and contain automatic renewal provisions. Some of these agreements also contain provisions that allow the Partner fertility center to terminate the agreement, upon 12 months’ prior notice, at any time after five years from the agreement’s effective date. Our two largest Partner fertility centers provided approximately 45% of our Attain Fertility Centers division revenues for the year ended December 31, 2010. If either of these Partner fertility centers, or any of our other Partner fertility centers, were to terminate its agreement with us, we would lose all of the revenues associated with such Partner fertility center, but would not experience any meaningful reduction in our infrastructure costs.

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

Health care reform could impact the demand for our services.

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, were signed into law in March 2010 and will result in significant reforms to the U.S. healthcare system and the structure of the healthcare provider delivery system.  The full impact of the Affordable Care Act is uncertain, and will depend on future regulations and guidance to be promulgated by the Centers or Medicare & Medicaid Services.  Any new reimbursement methodologies and mechanisms adopted by Medicare, Medicaid or other commercial third party payors as a direct or indirect result of the affordable care Act could have an impact on the demand and reimbursement for our services.

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

Although we view our Attain IVF programs as a guaranty or warranty of our fertility centers’ performance, the Attain IVF programs have several characteristics that are present in an insurance contract. As such, an insurance regulator in a particular state may find that we have been and are engaged in the business of insurance without a license, which could subject us to criminal and civil liabilities and would subject our Attain IVF programs to substantial regulation in that state as an insurance contract, including burdensome reserve requirements. In addition, in states that prohibit physicians from splitting professional fees with non-physicians, we could be required to restructure our Attain IVF programs if a state concluded that our Attain IVF programs constituted fee splitting because we retain a portion of the payments patients pay directly to us for their medical treatment by our fertility centers. The imposition of any such liabilities and any such changes in our method of doing business would likely reduce revenues and contribution from our Attain Fertility Centers Division.

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

Our headquarters and executive offices are located in Purchase, New York, where we occupy approximately 28,400 square feet under a lease expiring in 2022. Future lease payments will average approximately $68,600 per month.

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

From time to time, we and our Partner fertility centers and vein clinics and their physicians are parties to legal proceedings in the ordinary course of business. We are exposed to claims of professional negligence based on services performed by our employees, including physician assistants and nurse practitioners, as well as based on our relationships with physicians providing treatments at our Partner fertility centers and vein clinics. On January 15, 2009, a patient of our Partner fertility center, Fertility Centers of Illinois, S.C.(“FCI”), filed suit (Heather Kornick vs. Lawrence A. Jacobs, M.D. and Fertility Centers of Illinois, S.C.), in the Circuit Court of Cook County, Illinois, , alleging, among other things, a failure to diagnose plaintiff's adrenal cortical carcinoma.   In June 2009, plaintiff amended her complaint to add the Company and, more recently, two of the Company's nurse employees, as defendants.  Plaintiff is seeking unspecified monetary damages.  Although we are vigorously defending the allegations, we cannot assure you that we will ultimately prevail or that our insurance will be sufficient to satisfy any monetary award, in which case there may be a material adverse effect on our business, financial condition or results of operations.   We maintain, for our medical practices and certain of our employees, medical malpractice insurance with limits of $1 million per claim, regardless of the number of the covered defendants, and $10 million per year in the aggregate, with respect to our Partner fertility centers, and with limits generally equal to $1 million per physician and $10 million per year in the aggregate, with respect to our vein clinics. Our Partner fertility centers, vein clinics and their physicians are additional named insureds under our policies. All of our insurance policies are subject to deductibles or a self-insured retention. A portion of the insurance for certain of our fertility centers is provided by ARTIC.

ITEM 4.                 Reserved

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “INMD” The following table sets forth the high and low closing sales price for our common stock, as reported on the NASDAQ Global Market.

	Common Stock
	High	Low
2010
Fourth Quarter	$9.21	$7.95
Third Quarter	$10.24	$7.57
Second Quarter	$9.23	$7.80
First Quarter	$9.00	$7.01

2009
Fourth Quarter	$9.37	$7.95
Third Quarter	$10.25	$7.03
Second Quarter	$7.99	$5.81
First Quarter	$7.45	$5.60

On February 10, 2011, there were approximately 111 holders of record of the Common Stock and approximately 926 beneficial owners of shares registered in nominee or street name.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	247,986	$6.96	234,690

Equity compensation plans not approved by security holders	—	—	—

Total	247,986	$6.96	234,690

During 2010, 2009 and 2008, we issued approximately 168,000, 142,000, and 99,000 shares, respectively, of restricted common stock as deferred compensation to several of our officers and directors with an aggregate value of $1,341,000, $978,000 and $889,000 respectively. These shares were valued at their fair value on the date of grant, and are amortized to expense over their vesting period, which approximates the service period.

During 2010 and 2008 we issued approximately 81,000 and 128,000, respectively, incentive stock options to certain members of our management team. These options have a five year life, vest over four years and had a fair value at date of grant of approximately $311,000 for the options issued in 2010, and $741,000 for those issued in 2008.

Performance Graph

The graph below compares the cumulative 5-year total return of holders of IntegraMed America, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2005 to 12/31/2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/05
12/06
12/07
12/08
12/09
12/10
IntegraMed America, Inc.
NASDAQ Composite
NASDAQ Health Services

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10

IntegraMed America, Inc.	100.00	142.09	135.72	79.66	93.35	102.20
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Health Services	100.00	109.80	117.78	87.97	99.96	100.19

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.  Selected Financial Data -

The following selected financial data (for the years ended December 31, 2010, 2009, 2008, 2007, and 2006) are derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. Financial information for our Vein Clinics division is included only for the period subsequent to its August 8, 2007 acquisition.  Earnings per share and average share values for the year 2006 have been restated to reflect the 25% stock split effected in the form of a stock dividend declared in March 2007.

Statement of Operations Data:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)

Revenues, net	$243,169	$216,760	$198,153	$151,822	$126,320
Costs of services and sales	221,953	195,870	179,867	136,699	113,778
Contribution	21,216	20,890	18,286	15,123	12,542
General and administrative expenses	12,668	12,155	10,654	10,537	9,380
Total other (income) expense, net	695	910	1,180	(120)	(378)
Income before taxes	7,853	7,825	6,452	4,706	3,540
Provision for income taxes	3,128	3,331	2,537	1,662	470
Net income applicable to Common Stock	$4,725	$4,494	$3,915	$3,044	$3,070

Basic EPS	$0.42	$0.51	$0.45	$0.37	$0.38
Diluted EPS	$0.41	$0.51	$0.45	$0.36	$0.37

Weighted average shares - basic	11,380	8,773	8,618	8,310	8,090
Weighted average shares - diluted	11,429	8,834	8,691	8,410	8,194

Balance Sheet Data:

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)

Working capital (1)	$17,881	$(2,703)	$(2,447)	$(3,435)	$11,685
Total assets	148,655	124,309	121,441	114,171	76,323
Total indebtedness	14,692	26,166	30,219	25,460	8,774
Retained Earnings (Accumulated deficit)	7,039	2,314	(2,180)	(6,095)	(9,139)
Total shareholders' equity	83,520	58,193	52,264	47,634	40,178

(1)	Represents current assets less current liabilities.

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

Overview

We manage highly specialized outpatient centers in emerging, technology-based, niche medical markets. We currently operate in two healthcare sectors, fertility care and vein treatment. We support our operations with an established and extensive infrastructure of clinical and business resources. Each of our operating divisions is presented as a separate segment for financial reporting purposes.

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

Our Vein Clinics Division began operations on August 8, 2007, with the purchase of Vein Clinics of America, Inc. (“VCA”), a company that had been in business since 1981. The Vein Clinics Division currently manages a network of 42 clinics located in 14 states, which specialize in the treatment of vein disease and other vein disorders.

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

Major Events Impacting Financial Condition and Results of Operations

2010

On December 21, 2010, we announced the retirement at year end of our Chief Financial Officer, John W. Hlywak, Jr. and the appointment of Timothy P. Sheehan as Interim Chief Financial Officer on January 1st, 2011.  In connection with the retirement of Mr. Hlywak, we  announced expected costs of $300,000 of post-retirement costs.

On November 3, 2010, we announced the planned opening of 5 additional new clinics in our Vein Clinics Division (these are in addition to our previously announced 10 new clinics in 2010 and the beginning of 2011).  We estimate startup costs related to these five additional clinics are to be between $1.75-$2.25 million and will impact 2011 reported results principally during Q2 and Q3 of 2011.

On October 12, 2010, our Attain Fertility Centers Division announced the addition of New Hope Center for Reproductive Medicine in Virginia Beach, VA to its network of affiliates who purchased consumer marketing services and will begin offering the Attain IVF programs.

On September 30, 2010, we issued a press release lowering our earnings expectations for the third and fourth quarter of 2010.  Within this press release, we highlighted the start up costs related to the expansion efforts of our Vein Clinics Division and other earnings pressures that we were experiencing in the second half of 2010 (including physician departures in both divisions and a flood at one of our larger partner practices).

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

On February 4, 2010, we announced the addition of Tennessee Reproductive Medicine to the Attain Fertility Centers Division’s network who purchased consumer marketing services and began offering the Attain IVF programs.

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

On October 28, 2009, management concluded and subsequently reported to the audit committee of our board of directors that our audited consolidated financial statements as of December 31, 2007 and 2008 and for the years ended December 31, 2006, 2007 and 2008 should no longer be relied upon and should be restated for the correction of errors due to an understatement in revenue recognized in connection with our Attain IVF Refund Program (formerly our Shared Risk Refund Program).  As a result, we restated our audited consolidated financial statements as of December 31, 2007 and 2008 and for the years ended December 31, 2006, 2007 and 2008 with respect to the revenue recognized for our Attain IVF Refund Program within our Attain Fertility Centers Division.  The financial data included in this Form 10-K reflects this restatement.

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

2008

From June 2008 through March 2009, our 2007 annual and our 2008 periodic interim Securities and Exchange Commission reports were the subject of a standard comment and review process by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. The application of generally accepted accounting principles to our Attain IVF Refund Program’s multiple element revenue arrangements is complex and management’s interpretation of the applicable authoritative literature related to the timing of the recognition of the fair value of revenues for the non-refundable portion of the Attain IVF Refund Program fees differed from that of the Securities and Exchange Commission, which caused us to re-evaluate our revenue recognition policies. As a result, we restated our prior financial statements for the correction of an error with respect to the timing of revenue recognition for our Attain IVF Refund Program within our Attain Fertility Centers Division. Our previous revenue recognition policy had generally recognized the non-refundable patient fees (generally 30% of the contract amount) as revenues upon the completion of the first treatment cycle. We now recognize the non-refundable fees based on the relationship of the fair value of each treatment to the total fair value of the treatment package available to each patient. We also recognize a “warranty reserve” representing the estimated cost of services to be provided in the event a qualified patient miscarries, as well as a reserve for potential refunds should a patient elect to discontinue participation in the program prior to full treatment. This restatement does not impact our cash flows from operations or the ultimate profits from our Attain IVF Refund Program, only the timing of the revenue recognition for the non-refundable portion of the Attain IVF Refund Program fees paid by patients.  The financial data included in this Form 10-K reflects this restatement.

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

On April 1, 2008, we entered into an Affiliate services contract with OU Physicians Reproductive Health in Oklahoma City, Oklahoma. As a result of this agreement, OU Physicians Reproductive Health provides another opportunity for our Attain Fertility Centers Division to distribute its product offerings.

Subsequent Events

On January 14, 2011 we announced the acquisition of the Northwest Center for Reproductive Science (NCRS) for a purchase price of approximately $2.3 million.  NCRS was an established fertility practice based in the Pacific Northwest and will be integrated into Seattle Reproductive Medicine, our Seattle based Partner fertility center.

On March 2, 2011, we amended our credit facility with Bank of America, TD Bank, and Webster Bank.  This amendment revised two financial covenants (Consolidated EBITDA and in the method of calculating the fixed charge covenant) to better align our credit facility with our business strategy.

Significant Accounting Policies and Use of Estimates

Our significant accounting policies are described in Note 2 of our consolidated financial statements included elsewhere in this Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, including our significant accounting policies, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for uncollectible accounts, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. The most significant use of estimates and assumptions in the preparation of our consolidated financial statements relates to the determination of net revenues and accounts receivable and reserves for estimated refunds and subsequent medical costs due to pregnancy losses in our Attain IVF programs.

Uncollectible reserve amounts are determined based on historical collection performance data and are reviewed and adjusted monthly as necessary. We make periodic estimates for pregnancy loss based upon relevant Company specific data.

Results of Operations

The following table shows the percentage of net revenues represented by various expenses and other income items reflected in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Revenues, net:
Fertility Centers	75.0%	76.6%	79.9%
Vein Clinics	25.0%	23.4%	20.1%
Total revenues	100.0%	100.0%	100.0%

Costs of services and sales:
Fertility Centers	67.7%	68.9%	72.0%
Vein Clinics	23.5%	21.5%	18.8%
Total costs of services and sales	91.3%	90.4%	90.8%

Contribution:
Fertility Centers	7.3%	7.7%	7.9%
Vein Clinics	1.4%	1.9%	1.3%
Total contribution	8.7%	9.6%	9.2%

General and administrative expenses	5.2%	5.6%	5.4%
Interest income	(.1)%	(.1)%	(.2)%
Interest expense	.4%	.5%	.8%
Total other expenses	5.5%	6.0%	6.0%

Income from operations before income taxes	3.2%	3.6%	3.2%
Income tax provision	1.3%	1.5%	1.2%
Net income	1.9%	2.1%	2.0%

Year Ended December 31, 2010 as Compared to Year Ended December 31, 2009

For the twelve months ended December 31, 2010, total revenues were $243.2 million, an increase of approximately $26.4 million, or 12.2%, from the same period in 2009. Revenue at our Attain Fertility Centers Division was up approximately $16.3 million, or 9.8%, based on growth in both our Partner fertility centers and Attain IVF programs. Revenue at our Vein Clinics grew $10.1 million, or 20.0% from the same period in 2009 driven by organic revenue growth at existing clinics and revenues of $2.0 million from 8 new clinics which were opened during 2010.

For the year ended December 31, 2010, contribution increased from $20.9 million in the comparable period of 2009, to $21.2 million in 2010, or an increase of 1.6%. This increase was driven by growth of 5.6% from our Attain Fertility Centers Division, partially offset by a slight decline from our Vein Clinics segment due to start-up costs associated with new clinic openings.

Year Ended December 31, 2009 as Compared to Year Ended December 31, 2008

For the year ended December 31, 2009, total revenues of $216.8 million increased approximately $18.6 million, or 9.4%, from the same period in 2008. Approximately $10.6 million of this increase was generated by our Vein Clinics Division and $8.0 million from our Attain Fertility Centers Division.  Two new vein clinics opened during the first quarter of 2009 accounted for $1.7 million of our Vein Clinics Division’s increase, with the remaining increase attributed to existing clinics.

For the year ended December 31, 2009, contribution increased from $18.3 million in the comparable period of 2008, to $20.9 million in 2009, or an increase of 14.2%, driven by growth in both our Attain Fertility Centers and Vein Clinics divisions.

A Segment-by-Segment Discussion is Presented Below:

Attain Fertility Centers:

Our Attain Fertility Centers segment is comprised primarily of our Partner fertility centers, which represent the provider aspect of the fertility market, and our Attain IVF Programs, which are directed at the consumer portion of the market.

Revenues:

Partner fertility centers

In providing clinical care to patients, each of our Partner fertility centers generates patient revenues which we do not report in our consolidated financial statements. Although we do not consolidate the Partner fertility center practice financials with our own, these financials do directly affect our revenues.

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

In addition to these revenues generated from our fertility centers, we often receive miscellaneous other revenues related to providing non-medical services to medical practices. From the total of our revenues, we subtract the annual amortization of our business service rights under most agreements, which are the rights to provide business services to each of the centers.

During 2010, revenue from our Partner fertility centers increased by $8.3 million, or 5.8%, relative to the same period in the prior year. This increase was the result of a $3.0 million rise in same-center revenues as well as $5.3 million of incremental revenues from the addition of new Partner contracts in 2009. The increased revenue from same-centers was due in part to the increased number of physicians practicing at these locations as well as facility fees earned from affiliated physicians who utilized our clinical facilities.

During 2009, our Partner fertility center revenues increased by $6.9 million, or 5.0%, relative to the same period in the prior year. This increase was the result of a $2.8 million rise in same-center revenues as well as $4.1 million of incremental revenues from the addition of new Partner contracts. This increase is net of the reduction in business at one of our top fertility centers in the Midwest as a result of termination of a contract with one of the center’s third-party payors, as well as a slight moderation in demand that we believe is attributable to the prolonged recession

The table below illustrates the components of the Attain Fertility Centers revenues in relation to the Partner fertility center practice financials for the years ended December 31, 2010, 2009 and 2008 (in thousands):

		Year ended December 31,
		2010	2009	2008

	Partner Fertility Center Financials
(a)	Patient revenue	$215,468	$203,898	$192,380
(b)	Cost of services	138,360	130,615	125,156
(c)	Base service fee	10,906	9,562	8,798
(d)	Practice contribution (a-b-c)	66,202	63,721	58,426
(e)	Additional service fee	5,569	6,302	5,563
(f)	Contribution retained by Physician Partners (d-e)	60,633	57,419	52,863

	IntegraMed Financials
(g)	IntegraMed gross revenue (b+c+e)	154,835	146,479	139,517
(h)	Amortization of business service rights	(1,295)	(1,295)	(1,300)
(i)	Other revenue	99	125	223
(j)	IntegraMed fertility services revenue (g+h+i)	$153,639	$145,309	$138,440
(k)	Cost of Services	138,360	130,615	125,156
	Division Overhead	3,402	3,091	3,069
	Other Contractual Cost of Service	114	0	0
(l)	Contribution of IntegraMed Fertility Centers (j-k)	$11,763	$11,603	$10,215

(i) Other revenue includes administrative fees we receive from ARTIC, the captive insurance company as well as other miscellaneous fees.

The Company’s revenue generated from the business services provided to the physician Partner clinics (line g) is comprised of the three fee components, the cost of service fee (line b), the base service fee (line c) and the additional service fee (line e).

The revenue recorded by our physician Partner clinics (line “a”) is derived from providing medical services to patients. As the exclusive service provider to these clinics, the Company supplies the clinics with all resources necessary for the physicians to provide these medical services. In return, the Company receives reimbursement for the cost of these resources (line “b”) plus two additional fees (lines “c” and “e”) which are based on the performance of specific operations under the service agreement.  The residual financial results of the partner physician’s business (patient revenue, line “a”, less costs and fees of the business) (line “f”), are a right of the partner physicians (the business owners), and as such are not consolidated in the financial results of the Company.

Our Cost of service and sales are comprised of all costs necessary to operate Partner fertility and vein care clinics as well as payments to contracted physicians for medical services associated with our Attain IVF programs. A tabular break-down of these costs are presented below (in thousands):

	Partner Centers	Attain IVF	Total Fertility	Vein Clinics	Total Cost of Services

For the year ended December 31, 2010
Employee Salaries & Benefits	$72,127		$72,127	$24,484	$96,611
Professional Service Fees	7,529	19,369	26,898		26,898
Clinical Supplies & Donor Fee	14,816		14,816	5,898	20,714
Office Expenses	3,695		3,695	2,717	6,412
Occupancy Costs	12,697		12,697	2,432	15,129
Depreciation/Lease Expense	5,841		5,841	583	6,424
Marketing and Promotion	3,529		3,529	8,184	11,713
Outside Services	3,716		3,716		3,716
Insurance/Taxes	4,593		4,593		4,593
Bad Debt	2,021		2,021	1,933	3,954
Other	7,796	326	8,122	5,040	13,162
Subtotal	$138,360	$19,695	$158,055	$51,271	$209,326
Division Overhead	3,516	3,147	6,663	5,964	12,627
Total Cost of services and sales	$141,876	$22,842	$164,718	$57,235	$221,953

	Partner Centers	Attain IVF	Total Fertility	Vein Clinics	Total Cost of Services

For the year ended December 31, 2009
Employee Salaries & Benefits	$68,087		$68,087	$21,465	$89,552
Professional Service Fees	7,910	13,163	21,073		21,073
Clinical Supplies & Donor Fee	13,116		13,116	4,807	17,923
Office Expenses	6,170		6,170	1,726	7,896
Occupancy Costs	12,275		12,275	1,897	14,172
Depreciation/Lease Expense	4,114		4,114	750	4,864
Marketing and Promotion	3,768		3,768	5,626	9,394
Outside Services	3,530		3,530		3,530
Insurance/Taxes	4,315		4,315		4,315
Bad Debt	3,151		3,151	1,655	4,806
Other	4,179	246	4,425	3,004	7,429
Subtotal	$130,615	$13,409	$144,024	$40,930	$184,954
Division Overhead	3,091	2,230	5,321	5,595	10,916
Total Cost of services and sales	$133,706	$15,639	$149,345	$46,525	$195,870

For the year ended December 31, 2008
Employee Salaries & Benefits	$65,901		$65,901	$18,339	$84,240
Professional Service Fees	8,062	12,092	20,154		20,154
Clinical Supplies & Donor Fee	12,716	11	12,727	3,007	15,734
Office Expenses	8,589		8,589	1,938	10,527
Occupancy Costs	10,967		10,967	1,603	12,570
Depreciation/Lease Expense	4,324		4,324	761	5,085
Marketing and Promotion	3,251		3,251	3,680	6,931
Outside Services	3,277		3,277		3,277
Insurance/Taxes	4,151		4,151		4,151
Bad Debt	2,075		2,075	1,539	3,614
Other	1,843	242	2,085	1,523	3,608
Subtotal	$125,156	$12,345	$137,501	$32,390	$169,891
Division Overhead	3,068	1,999	5,067	4,909	9,976
Total Cost of services and sales	$128,224	$14,344	$142,568	$37,299	$179,867

The following summarized quarterly data for the years ended December 31, 2010, 2009 and 2008 is presented for additional analysis and demonstration of the slight seasonality of our Attain Fertility Centers Division. New patients visits are an indicator of initial patient interest in fertility treatment and IVF cases completed are an indicator of billable charges. IVF cases completed in the fourth quarter of each year are typically lower, as many patients do not wish to undergo the IVF procedure during the year end holiday season. Contributing to the lower number of IVF cases completed are voluntary laboratory closures at year end as several of our labs in order to undergo normal maintenance.

(in thousands, except new patient visits and IVF cases completed).

	Period Ended December 31, 2010
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$44,044	$45,580	$45,899	$46,920	$182,443
Contribution	$4,445	$4,389	$4,636	$4,255	$17,725

Partner Center Statistics:
New Patient Visits	7,041	7,161	6,933	6,787	27,922
IVF Cases Completed	3,413	3,558	3,578	3,082	13,631
IUI Cycles	5,723	6,259	6,103	5,621	23,706
Attain IVF Statistics:
Applications	725	799	713	693	2,930
Enrollments	361	433	448	391	1,633
Pregnancies	216	262	289	305	1,072

	Period Ended December 31, 2009
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$41,509	$42,294	$40,977	$41,355	$166,135
Contribution	$4,153	$4,218	$4,047	$4,371	$16,790

Partner Center Statistics:
New Patient Visits	6,980	7,086	7,069	6,433	27,568
IVF Cases Completed	3,624	3,560	3,488	3,255	13,927
IUI Cycles	5,848	5,908	6,065	6,215	24,036
Attain IVF Statistics:
Applications	549	519	552	593	2,213
Enrollments	253	239	288	283	1,063
Pregnancies	211	199	175	195	780

	Period Ended December 31, 2008
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$36,942	$39,858	$41,869	$39,534	$158,203
Contribution	$3,539	$4,016	$4,095	$3,985	$15,635

Partner Center Statistics:
New Patient Visits	6,765	7,093	7,186	7,173	28,217
IVF Cases Completed	3,141	3,314	3,474	3,219	13,148
IUI Cycles	5,229	5,694	5,895	6,101	22,919
Attain IVF Statistics:
Applications	481	546	542	530	2,099
Enrollments	212	280	307	250	1,049
Pregnancies	167	189	217	205	778

Attain IVF program:

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

Patients enrolled in our Attain IVF Multi-Cycle Program pay us a single fee, which is slightly less than the average cost of two fresh IVF cycles, in return for up to four treatment cycles (consisting of two fresh IVF cycles and two frozen embryo transfers).  With respect to our Attain IVF Multi-Cycle Program, we recognize a pro rata share of the contract amount as revenue as each treatment cycle is completed. The refundable portion of the program contract amount is recognized as revenue when the patient becomes pregnant. Under such revenue recognition methodology, we never recognize more revenue than the potential refundable amount under the program. At the time of pregnancy, we establish a reserve for future medical costs should the patient miscarry and require additional contracted treatment cycles. The main factors that impacts Attain IVF Multi-Cycle Program financial performance is the number of patients enrolled and receiving treatment as well as clinical outcomes.

Revenues from our Attain IVF programs increased by $8.2 million, or 41.8%, for the year ended December 31, 2010, versus the same period in the prior year. This growth was fueled primarily by the expansion of our Multi-Cycle product offering during fiscal 2010 which helped drive enrollments and pregnancies in our Attain IVF programs to increases of 53.6% and  37.4% , respectively, during 2010 versus the prior year.

Revenues from our Attain IVF programs grew 5.4%, or $1.1 million, for the year ended December 31, 2009 versus the same period in the prior year. During the second quarter of 2009, the loss of a primary third-party lender that provided financing programs for many Attain IVF patients and a general tightening of credit standards and higher interest rates caused a decline in new patient enrollments that adversely affected the program.

Contribution:

Contribution from our Attain Fertility Centers Division for the year ended December 31, 2010 rose $0.9 million or 5.3% to $17.7 million versus $16.8 million in the year earlier period. This increase is comprised of additional contribution of $0.1 million from our Partner fertility centers resulting from higher management fees associated with the underlying growth of those clinics; an additional $0.9 million of contribution from our Attain IVF programs resulting from the revenue additions described above, less additional division specific overhead costs of $1.3 million primarily related to marketing initiatives and additional management infrastructure.

Contribution from our Attain Fertility Centers Division for the year ended December 31, 2009 rose $1.2 million, or 7.4% to $16.8 million from $15.6 million in the year earlier period. This increase was comprised of additional contribution of $1.4 million from our Partner fertility centers, of which $0.3 million was attributable to new Partner centers and $1.1 million was attributable to legacy centers. Contribution from our Attain IVF programs for the year ended December 31, 2009 was essentially even with that of  the prior year due to previously discussed macro-economic conditions which impacted the ability of many patients to secure the adequate financing required for treatment. Division level overhead costs also increased $0.2 million during the twelve months ended December 31, 2009 versus 2008, which was primarily comprised of additional management and marketing related initiatives.

Vein Clinics Segment:

Revenues:

Revenues within our Vein Clinics segment are generated from direct billings to patients or their insurer for vein disease treatment services and these revenues are consolidated directly into our financials.

 Revenues for the year ended December 31, 2010 were $60.7 million, up 20.0%, or $10.1 million from 2009.  During 2010, we opened new vein clinic locations in Columbia and Chevy Chase, Maryland, Quantico, VA, Glastonbury & Greenwich, CT, Chapel Hill, NC, Crocker Park, OH, and Trevose, PA. These additional clinics brought our total number of vein clinics to 42 as of December 31, 2010. These new vein clinics were primarily opened in the later part of 2010 and accounted for $2.0 million of the increase in division revenue. The remaining $8.1 million increase was generated from existing clinics and resulted from increased marketing, operational and service enhancement offerings.

Revenues for the year ended December 31, 2009 were $50.6 million, up 26.7%, or $10.7 million from 2008. During 2009, we opened new vein clinic locations in Cincinnati and Cleveland, marking our entry into the State of Ohio and these two markets. These additional clinics brought our total number of vein clinics to 34. The two new vein clinics opened in early 2009 accounted for $1.7 million of our Vein Clinics Division’s revenue increase, the five clinics opened throughout 2008 accounted for $6.1 million of the increase with the remaining $2.8 million generated by legacy clinics.

Contribution:

Contribution for the year ended December 31, 2010 was $3.5 million, a decline of $0.6 million from the prior year and is attributable to the start-up costs associated with our new clinic expansion program which opened 8 new clinics in 2010, versus 2 in 2009. Contribution from our legacy clinics, those open one year or more, grew by $2.1 million, or 21.5% for the year ended December 31, 2010 versus the prior year.

For 2009, contribution of $4.1 million, rose $1.4 million compared to a contribution of $2.7 million for the year ended December 31, 2008. The improved performance for 2009 is largely attributable to the additional operational and marketing infrastructure put in place during 2008. The infrastructure improvements were initiated after the purchase of the Vein Clinics Division during the third quarter of 2007, and allowed the division to initiate ongoing marketing efforts resulting in increased patient volumes as well as to establish a management structure which allowed for greater operational control and a platform for new-clinic expansion.

We continue to target the opening of additional new vein clinics in locations across the United States during 2011 and future years. The pace of these openings is dependent upon our ability to identify and develop appropriate site locations for clinics which comprise both adequate reimbursement rates and patient demographics, and to recruit qualified physicians to staff those sites. To address these challenges we have assembled a new-clinic task force who are focused on the expansion of our clinical footprint across the United States.

First Leg Starts, which are a billable procedure, and a measure of our ability to attract and convert new patients, rose 15.2% and 31.8% in the twelve months ended December 31, 2010 versus 2009, and 2009 versus 2008, respectively. Growth rates for 2010 were moderated in part due to the timing of new clinic openings in 2010 which were heavily weighted towards the end of the calendar year.

Vein Clinics Division quarterly data for the years ended December 31, 2010, 2009 and 2008 appear below (in thousands, except first leg starts).

	Period Ended December 31, 2010
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$12,980	$16,188	$14,658	$16,900	$60,726
Contribution	$867	$1,956	$112	$556	$3,491
Inquiries	5,244	7,347	5,231	3,024	20,846
New Consultations	3,420	4,541	3,781	2,811	14,553
First Leg Starts	1,882	2,307	2,097	2,017	8,303

	Period Ended December 31, 2009
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$10,846	$13,821	$12,621	$13,337	$50,625
Contribution	$754	$1,282	$995	$1,069	$4,100
Inquiries	4,783	6,894	5,328	3,407	20,412
New Consultations	3,121	4,585	3,894	2,564	14,164
First Leg Starts	1,574	2,085	1,959	1,590	7,208

	Period Ended December 31, 2008
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$8,842	$10,062	$10,360	$10,686	$39,950
Contribution	$322	$713	$892	$724	$2,651
Inquiries	2,954	4,416	3,434	2,080	12,884
New Consultations	1,961	3,423	2,848	1,748	9,980
First Leg Starts	1,208	1,573	1,500	1,187	5,468

General and Administrative Expenses

General and administrative expenses are comprised of salaries and benefits, administrative, regulatory compliance and operational support costs defined as our Shared Services group, which are not specifically related to individual center or clinic operations or other product offerings.

General and administrative expenses totaled $12.7 million for the year ended December 31, 2010, an increase from the $12.2 million recognized in the prior year. The increased general and administrative expenses in 2010 is attributable to higher marketing and infrastructure activities designed to provide operational support to our two growing business segments. We measure our performance in part by relating general and administrative expenses to operating contribution. For the year ended December 31, 2010, general and administrative expenses were 59.7% of contribution compared to a ratio of 58.2% for the year ended December 31, 2009. The increase was attributable to enhanced marketing spend.

General and administrative expenses totaled $12.2 million in 2009 and $10.7 million in 2008. For the year ended December 31, 2009, general and administrative expenses were 58.2% of contribution as compared to 58.3% in 2008.

We continue to actively manage general and administrative expenses in an effort to leverage our Shared Services group and extract economies of scale as those opportunities arise.

Interest

Net interest expense was $0.7 million, $0.9 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008 respectively. The reduction in net interest expense for the years presented is the result of scheduled debt repayments which reduced our outstanding loan balances.

Subject to interest rate fluctuations and any changes to our credit arrangements, we anticipate interest expense to decrease gradually in the coming quarters as scheduled debt repayments reduce our outstanding principal balances.

Income Tax Provision

Our provision for income tax was approximately $3.1 million, $3.3 million and $2.5 million for the three years ended December 31, 2010, 2009 and 2008 respectively, or 39.8%, 42.6% and 39.3% of pre-tax income, respectively. Our effective tax rates for all years reflect provisions for both federal and state income taxes.

Effective January 1, 2007, we adopted ASC 740-10-50, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation has not had a material impact on our consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2010 tax year remains open for examination by the tax authorities.  Federal income tax returns through 2009 have been examined by the Internal Revenue Service.  For state tax purposes, our 2004 through 2010 tax years remain open for examination by the tax authorities mainly because we are currently under examination by the States of New York and Florida.  We do not anticipate any material impact to our consolidated financial statements due to these examinations.

Off-Balance Sheet Arrangements

Current accounting guidance addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance is effective for reporting periods after January 1, 2010. Both new accounting  guidance requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires consolidation if the enterprise has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and is the primary beneficiary or obligor of the VIE. As of December 31, 2010, through the acquisition of Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary and obligor of their financial results (our contract provides for us to receive any excess or deficit profits from the vein clinics). As such we have consolidated these vein clinic operations in our consolidated financial statements.  Since we do not have any financial interest in the individual fertility centers and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit profits), we do not consolidate the results of the fertility centers in our accounts. Also, since we do not have a controlling interest in the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.

Liquidity and Capital Resources

As of December 31, 2010, we had approximately $50.2 million in cash and cash equivalents on hand as compared to $28.9 million at December 31, 2009. We had a working capital of approximately $17.9 million, at December 31, 2010.

Attain IVF deferred revenue and other patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues. These deposits totaled approximately $13.7 million and $11.6 million as of December 31, 2010 and 2009, respectively. The change in deposit balances are a direct result of patient enrollment, and through-put, in our treatment programs. These deposits are a significant source of cash flow and represent interest-free financing for us.  These funds are not restricted and the cash balances are included in our cash and cash equivalents.

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, TD Bank and Webster Bank and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of December 31, 2010, approximately $13.5 million of the $35 million line of credit was available) and a $25 million three-year term loan (of which approximately $16 million was outstanding at the date of closing). Both the term loan and the revolving credit facility mature in May 2013. Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. Commitment fees on unused portions of the revolving credit facility are also payable based on a tiered pricing structure tied to the same defined leverage ratio.

We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

During the third quarter of 2010 we also entered into an interest rate swap agreement to help manage interest rate risk. This swap will mature in the third quarter of 2013, at which time we will re-evaluate our options for managing interest rate risk.

As of December 31, 2010, we were not in compliance with one of the required financial covenants in our credit facility, for which we have received a waiver from our lenders.  On March 2, 2011, we amended our credit facility to modify (i) the definition of “Unfunded Capital Expenditures” and (ii) the covenant related to “Minimum Consolidated EBITDA,” for the fiscal quarter ended December 31, 2010 and each fiscal quarter through March 31, 2012 to $16 million on a trailing four quarters basis and for each quarter ending June 30, 2012 and thereafter to $18 million.

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

As of December 31, 2010, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements.  However, we do anticipate upcoming capital expenditures during the normal course of business which we will be able to finance from our operating cash flows. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements.

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

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less Than				After
	Total	1 Year	1 — 3 Years	4 — 5 Years		5 Years
	(in thousands)

Notes payable	$14,562	$3,688	$10,874	$		$
Capital lease obligations	129	96	33
Interest on debt	1,063	569	494
Operating leases	77,065	11,138	30,857		7,455	27,615

Total contractual cash obligations	$92,819	$15,491	$42,258		$7,455	$27,615

	Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1 — 3 Years	4 — 5 Years	5 Years
	(in thousands)

Unused lines of credit	$35,000	$	$35,000	$	$

We also have commitments to provide working capital financing to Partner centers in our Attain Fertility Centers division that are not included in the above table. A significant portion of these commitments relate to our transactions with the medical practices themselves. Our responsibilities to the these medical practices are to provide financing for their accounts receivable and to hold patient deposits on their behalf, as well as undistributed physician earnings. Disbursements to the medical practices generally occur monthly. The medical practice’s repayment hierarchy consists of the following:

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. We are currently subject to interest rate risk associated with our credit facilities as well as our short term investments and certain advances to our Partner Fertility Centers, some of which are tied to either short term interest rates, LIBOR or the prime rate. As of  December 31, 2010, we do not believe that a one percent change in market level interest rates would have a material impact our pre-tax income.

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

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the framework set forth in the report entitled, “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The Company’s independent registered public accounting firm, EisnerAmper LLP, has audited our internal control over financial reporting as of December 31, 2010 as stated in their report which appears on page F-2 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Changes in internal controls:

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

The other information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2011 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the captions “Election of Directors for a Term of One Year”, “Section 16 (a) Beneficial Ownership Reporting Compliance” and “Committees of the Board”.

ITEM 11.                      Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2011 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the captions “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2011 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption “Security Ownership”.

ITEM 13.                      Certain Relationships, Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2011 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption “Certain Relationships and Related Transactions”.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2011 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption “Independent Public Registered Accounting Firm”.

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

                                                                                   Item 8 and 15 (a)(1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of IntegraMed America, Inc.

We have audited the accompanying consolidated balance sheet of IntegraMed America, Inc. as of December 31, 2010 and the related consolidated statement of operations, shareholders’ equity and cash flows for the year ended December 31, 2010.  We also have audited IntegraMed America, Inc.‘s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  IntegraMed America, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reportomg.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntegraMed America, Inc. as of  December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, IntegraMed America, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/EisnerAmper LLP
New York, New York
March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of IntegraMed America, Inc.

We have audited the accompanying consolidated balance sheet of IntegraMed America, Inc. as of December 31, 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009.  We also have audited IntegraMed America, Inc.‘s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  IntegraMed America, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntegraMed America, Inc. as of December 31, 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, IntegraMed America, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Amper, Politziner & Mattia, LLP
Edison, New Jersey
March 10, 2010

PART I — FINANCIAL INFORMATION
Item 1.                     Consolidated Financial Statements
INTEGRAMED AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(all dollars in thousands, except share amounts)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and short term investments	$50,183	$28,865
Patient and other receivables, net	7,350	6,964
Deferred income taxes	2,510	2,883
Prepaids and other current assets	9,611	7,653
Total current assets	69,654	46,365

Fixed assets, net	19,264	16,705
Intangible assets, Business Service Rights, net	22,915	24,210
Goodwill	30,334	30,334
Trademarks	4,442	4,442
Other assets	2,046	2,253
Total assets	$148,655	$124,309

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,626	$2,846
Accrued liabilities	17,265	15,119
Current portion of long-term notes payable and other obligations	3,784	11,317
Due to Fertility Medical Practices	11,246	6,424
Attain IVF Refund Program deferred revenue and other Patient Deposits	15,852	13,362
Total current liabilities	51,773	49,068

Long-term notes payable and other obligations	10,908	14,849
Deferred income and other tax liabilities	2,454	2,199
Total Liabilities	65,135	66,116

Commitments and Contingencies

Shareholders' equity:
Common Stock, $.01 par value – 20,000,000 and 15,000,000 shares authorized at December 31, 2010 and 2009 respectively, 11,728,491 and 8,785,150 shares issued and outstanding at December 31, 2010 and 2009 respectively	117	88
Capital in excess of par	76,483	56,354
Accumulated other comprehensive loss	(55)	(188)
Treasury stock, at cost – 6,848 and 46,408 shares in 2010 and 2009, respectively	(64)	(375)
Retained earnings	7,039	2,314
Total shareholders' equity	83,520	58,193
Total liabilities and shareholders' equity	$148,655	$124,309

See accompanying notes to the consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share amounts)

	For the years ended
	2010	2009	2008

Revenues, net
Fertility Centers	$182,443	$166,135	$158,203
Vein Clinics	60,726	50,625	39,950
Total revenues	243,169	216,760	198,153

Costs of services and sales:
Fertility Centers	164,718	149,345	142,568
Vein Clinics	57,235	46,525	37,299
Total costs of services and sales	221,953	195,870	179,867

Contribution
Fertility Centers	17,725	16,790	15,635
Vein Clinics	3,491	4,100	2,651
Total contribution	21,216	20,890	18,286

General and administrative expenses	12,668	12,155	10,654
Interest income	(202)	(250)	(383)
Interest expense	897	1,160	1,563
Total other expenses, net	13,363	13,065	11,834

Income before income taxes	7,853	7,825	6,452
Income tax provision	3,128	3,331	2,537
Net income	$4,725	$4,494	$3,915

Basic and diluted net earnings per share:
Basic earnings per share	$0.42	$0.51	$0.45
Diluted earnings per share	$0.41	$0.51	$0.45

Weighted average shares - basic	11,380	8,773	8,618
Weighted average shares - diluted	11,429	8,834	8,691

See accompanying notes to the consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(all amounts in thousands)

				Accumulated			Retained Earnings
	Common Stock		Capital in	Comprehensive	Treasury Stock		(Accumulated	Total
	Shares	Amount	Excess of Par	Income (Loss)	Shares	Amount	Deficit)	Equity

BALANCE AT DECEMBER 31, 2007	8,572	86	53,890	(82)	14	(165)	(6,095)	47,634
Stock grants issued, net	99	1	(1)					
Stock based compensation expense			858					858
Exercise of common stock options and related tax benefits	11	1	360		2	(23)		338
Treasury stock transactions, net	(14)	(1)	(164)		7	(23)		(188)
Unrealized loss on hedging transaction				(293)				(293)
Net income for the year ended 12/31/08							3,915	3,915

BALANCE AT DECEMBER 31, 2008	8,668	$87	$54,943	$(375)	23	$(211)	$(2,180)	$52,264
Stock grants issued, net	142	1	(1)		23	(164)		(164)
Stock based compensation expense			1,337					1,337
Exercise of common stock options and related tax benefits	22		75					75
Unrealized gain on hedging transaction				187				187
Net income for the year ended 12/31/09							4,494	4,494

BALANCE AT DECEMBER 31, 2009	8,832	$88	$56,354	$(188)	46	$(375)	$2,314	$58,193
Stock awards grants, net	168	2	(1)		45	(346)		(345)
Restricted stock award and stock option expense amortization			1,591					1,591
Stock options exercised and related tax benefits	19		162	(15)				147
Unrealized gain on hedging transaction, net				148				148
Secondary Offering	2,800	28	19,034					19,062
Retire Treasury Stock	(84)	(1)	(657)		(84)	657		(1)
Net income for the year ended 12/31/10							4,725	4,725

BALANCE AT DECEMBER 31, 2010	11,735	117	76,483	(55)	7	(64)	7,039	83,520

See accompanying notes to the consolidated financial statements

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all amounts in thousands)

	For the year ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$4,725	$4,494	$3,915
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	6,846	7,119	7,288
Deferred income tax provision	663	3,433	(1,068)
Deferred or stock-based compensation	1,591	1,337	858

Changes in assets and liabilities —

Patient and other accounts receivables	(386)	(283)	(1,170)
Prepaids and other current assets	(1,958)	(1,187)	(643)
Other assets	207	(472)	(162)

Accounts payable	744	(7)	958
Accrued liabilities	1,837	(2,865)	(1,097)
Due to medical practices	4,822	70	(2,689)
Attain IVF Refund Program deferred revenue and other patient deposits	2,490	2,125	677
Net cash provided by operating activities	21,581	13,764	6,867

Cash flows from investing activities:
Purchase of business service rights		(3,550)	(950)
Cash paid to purchase VCA, net of cash acquired			(119)
Purchase of other intangibles, net			50
Purchase of fixed assets and leasehold improvements, net	(8,110)	(5,909)	(5,695)
Net cash used in investing activities	(8,110)	(9,459)	(6,714)

Cash flows from financing activities:
Proceeds from issuance of debt			7,880
Debt repayments	(11,255)	(3,750)	(3,648)
Common Stock transactions, net	19,062	8	120
Proceeds from stock option exercises	40	29	30
Net cash provided by (used in) financing activities	7,847	(3,713)	4,382

Net increase in cash and cash equivalents	21,318	590	4,535
Cash and cash equivalents at beginning of year	28,865	28,275	23,740
Cash and cash equivalents at end of year	$50,183	$28,865	$28,275

Supplemental Information:
Interest paid	$912	$1,067	$1,632
Income taxes paid	$2,616	$3,896	$1,526

See accompanying notes to the consolidated financial statements.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY:

IntegraMed America, Inc. (the “Company”) is a specialty healthcare services company offering products and services to patients and providers in the fertility, through our Attain Fertility Centers Division, and vein care, through our Vein Clinics Division, segments of the health industry.
Our Attain Fertility Centers Division provides a number of services to fertility centers across the United States.  These services include business and management services to a network of 14 contracted fertility centers in our Partner Program, and our Attain IVF products to both our 14 contracted fertility centers and an additional 28 affiliate fertility centers.  Our Partner and Affiliate fertility centers offer a range of diagnostic and fertility treatment options to patients. The fertility centers’ physicians perform diagnostic tests on both women and men to determine the cause of infertility and each fertility center has an endocrine and andrology laboratory on site in order to perform and expedite infertility analyses. Once the cause of infertility is identified, several treatment options are offered to patients, including IVF treatment, frozen embryo transfer, intrauterine insemination and minimally invasive surgery to correct anatomical reproductive problems.

Our Vein Clinic Division, which began operations in August, 2007, is currently comprised of 42 (32 as of December 31, 2009) vein clinics in major markets, which primarily provide advanced treatment for vein diseases. We offer a comprehensive array of defined business services to these clinics which are designed to support their operations and growth.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of consolidation —

The consolidated financial statements comprise the accounts of IntegraMed America, Inc. and its wholly owned subsidiaries. We are currently organized and report our operations along two distinct product lines, our Attain Fertility Centers segment and our Vein Clinics segment.

In our Attain Fertility Centers  Segment, we derive our revenues from business service contracts with independent fertility centers; fees assessed to patients enrolling in our Attain IVF programs; fees assessed to affiliated fertility clinics; and referral fees derived from fertility patient financing products. Our Vein Clinics Segment derives revenues from billings to patients and third party payers for treatment services rendered based upon the amount billed to the patient or their payer less any expected contractual allowances resulting from specified rates contained within payer contracts.

We evaluate whether we should report the results of the clinical operations in which we have management service contracts in accordance with ASC 810. Since we do not have a controlling financial interest in any of the fertility medical practices to which we provide services, and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit of profits), we do not consolidate their results. This is further supported by the facts that the physician owners of the clinics have the voting rights with respect to the entity and sufficient equity interests to fund their entity.  We do have effective voting control and a controlling financial interest in the operations of each of the vein clinics, where we are the primary beneficiary and obligor of their financial results (our contracts provide for us to receive any excess or deficit of profits) and therefore consolidate the results of those clinic operations. Accordingly, we report the revenue for patient services only from the vein clinic segment and those fertility patients who enroll in the Attain IVF programs. (included in our Attain Fertility Centers segment).

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition —

Attain Fertility Centers - Partner service fees

Generally under our current fertility Partner agreements, we receive as compensation for our services a three-part fee comprised of: (i) a tiered percentage of the fertility center’s net revenues, (ii) reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center) and (iii) either a fixed percentage ranging from 10% to 20%, or a fixed dollar amount  of the fertility center’s earnings after service fees, which may be subject to further limits. However, under one of our current Partner agreements, we do not receive a three-part fee. Rather, effective as of November 1, 2009, we receive a fee that is generally equal to the operating expenses associated with managing that centers medical practice plus 9.5% of such expenses. Our revenues from this center prior to November 1, 2009 were, pursuant to our current Partner agreement with Fertility Centers of Illinois, set at a fixed annual amount paid monthly.

All revenues from Partner contracts are recorded in the period services are rendered. Direct costs incurred by us in performing our services and costs incurred on behalf of the medical practices are reported as costs of services. Revenue and costs are recognized in the same period in which the related services have been performed.

Attain Fertility Centers – Attain IVF Programs

The Attain IVF Programs consist of fertility treatment packages that includes a fixed number of treatment cycles for one fixed price. We receive payment directly from consumers who qualify for the program and the patient contracts with us to provide the medical treatment.  We discharge the obligation of patient treatment by arranging with affiliated fertility clinics for the provision of patient care.  We pay contracted fertility centers a defined reimbursement for each treatment cycle performed. Since we are  the primary obligor in the arrangement, has latitude in establishing the price, performs a portion of the contracted service, has discretion in supplier selection, the amount earned by us per transaction is not fixed and the patient looks to us as the contracting party, these arrangements qualify for gross accounting under ASC 605.  We have two principal programs in this program, the Attain IVF Refund Program and the Attain IVF Multi-Cycle Program.

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

Accordingly, at each balance sheet date, we have established a liability for patients in the Attain IVF Refund Program for the following:

1.	Deposits for customers who have not yet begun treatment and for whom no revenue has been recognized (we expect such amounts to be recognized as income or refunded within twelve to eighteen months)
2.	Refund reserve for those patients who became pregnant, but may not deliver a baby (See Note 13)
3.	Medical costs associated with additional treatments to a patient who became pregnant, did not deliver a baby and still has additional treatments available under their treatment package. (See Note 13)

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the balances of each of these liabilities as of the respective dates (000’s):

	December 31,
	2010	2009

Deposits or refundable fees	$13,691	$11,648
Refund reserve for pregnant patients	386	300
Medical cost reserve	431	344

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

Patients enrolled in our Attain IVF Multi-Cycle Program pay us a single fee, which is slightly less than the average cost of two fresh IVF cycles, in return for up to four treatment cycles (consisting of two fresh IVF cycles and two frozen embryo transfers). With respect to our Attain IVF Multi-Cycle Program, we recognize a pro rata share of the contract amount as revenue as each treatment cycle is completed based on the relative fair value of each treatment cycle completed relative to the total value of the treatment package. The refundable portion of the program contract amount is recognized as revenue when the patient becomes pregnant. Under such revenue recognition methodology, we never recognize more revenue than the potential refundable amount under the program. At the time of pregnancy, we establish a reserve for future medical costs should the patient miscarry and require additional contracted treatment cycles.

Attain Fertility Centers - Patient Financing

A fertility treatment cycle can be an expensive process for which many patients do not have full medical insurance coverage. As a service to these patients, we can arrange financing to qualified patients of our network at rates significantly lower than credit cards and other finance companies. Our financing operations are administered by a third-party vendor and loans are made to qualified patients by an independent bank or finance organization. We are not at risk for loan losses and receive a placement fee from the lender involved.  Since many financing transactions are closely associated with our Attain IVF Programs, financing revenues, which we receive and record at the time the loans are closed, are reported as part of the Attain Fertility Centers segment’s revenues.

Attain Fertility Centers - Affiliate Service Fee

Under our Affiliate agreements, we receive as compensation for our services a fixed fee dependent upon the level of service provided. All revenues and costs from Affiliate contracts are recorded in the period services are rendered.

Vein Clinics – Patient Revenues and Accounts Receivable and Allowance for Uncollectible Accounts

Our relationship with the individual medical practices comprising our Vein Clinics Division meets the test for consolidation under ASC 810. Among these tests is the fact that we hold a controlling financial interest in the medical practices, we are the primary beneficiary of the results of the practices and we are obligated to absorb any losses of the practices. As a result of these relationships, we consolidate the medical practice’s patient revenues in

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our consolidated financial statements. These revenues are derived from the treatment of individual patients and revenue is recognized when the services are performed, net of allowance for uncollectable accounts.

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

•
Managed care: Payment terms under managed care health plans are based primarily on prior  contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

Approximately 15% and 15% respectively, of gross patient revenues of the Vein Clinics Division for the years ended December 31, 2010 and 2009, respectively, related to services rendered to patients covered by the Medicare program.

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

Our accounts receivable are primarily comprised of patient and third-party receivables arising from services provided by our Vein Clinics Division. Receivables due directly from patients are carried at the original charge for the service provided less an estimated allowance for uncollectible amounts. Reserves for uncollectible amounts are determined based on historical collection performance data and are reviewed and adjusted monthly as necessary.

Vein Clinics – Deferred Compensation Arrangements

The Professional Corporations providing medical services at the clinics have entered into employment agreements with physicians at clinic sites providing for multi-year bonus compensation to be accumulated over a physician’s first five years of employment.  Accumulated balances are paid out during the years following this period, or after specific performance targets have been met.  These obligations are funded in physician designated investment accounts on a quarterly basis.  At December 31, 2010 and 2009, these balances totaled approximately $1,413,000 and $1,307,000, respectively, and are recorded in deferred liabilities.

Intangible and Long-Lived Assets –

Our intangible assets are comprised of Business Service Rights associated with our fertility Partner contracts, Goodwill associated with our acquisition of Vein Clinics of America, Inc., and Trademarks, also associated with our Vein Clinic acquisition.

Business service rights represent payments we made for the right to service certain fertility centers. Certain business service rights are refundable from the medical practice at termination of the underlying contracts. We amortize our non-refundable Business Service Rights on a straight-line basis over the life of the underlying contract, usually ten to twenty five years. Our refundable Business Service Rights are not amortized as they are contractually reimbursable from the medical practice upon termination of the underlying contract. Our Goodwill and Trademark assets associated with the Vein Clinics of America, Inc. acquisition are deemed to have indefinite lives and are therefore not amortized.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We test our intangible and long-lived assets for impairment on a regular basis in accordance with ASC 360.  We test our goodwill and indefinite lived trademarks for impairment as of December 31 every year.  If we record an impairment loss, it may have a material adverse effect on our results of operations for the year in which the impairment is recorded. As of December 31, 2010 and 2009, none of our long lived assets were deemed to be impaired.

Use of Estimates –

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The use of estimates and assumptions in the preparation of the accompanying consolidated financial statements is primarily related to the determination of accounts receivable reserves as well as refunds due to pregnancy losses and subsequent medical costs within our Attain IVF programs.

Due to Fertility Medical Practices —

Due to Medical Practices represents the net amounts owed by us by contracted medical practices in our Fertility Partner Program. This balance is comprised of amounts due to us by the medical practices for funds which we advanced for use in financing their accounts receivable and other selected transactions, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

Cash and short term investments —

Cash and short term investments primarily include unrestricted cash balances and debt instruments with original maturities of one year or less, recorded at cost, which approximates market.

Prepaid Marketing—

Prepaid marketing consists of two items, those expenses which relate to the following period which were paid prior to the end of the current period, and direct response advertising costs, which we capitalize and then expense over the life of the expected benefit from the advertising costs in accordance with ASC 720.

Concentrations of credit risk —

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of trade receivables from patients and third-party payers which totaled approximately $9.7 million and $9.8 million as of December 31, 2010 and 2009, respectively. Our related reserves for uncollectible accounts totaled $2.5 million and $2.9 million as of December 31, 2010 and 2009, respectively (see Note 6).

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income taxes —

We account for income taxes utilizing the asset and liability approach in accordance with FASB ASC 740 “Income Taxes.”  Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The income tax provision is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in our deferred tax assets and liabilities. (See Note 17).

Earnings per share —

We determine earnings per share in accordance with ASC 260.  Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares, and potential common shares, outstanding during the reporting period.  (See Note 18)

Fair value of financial instruments —

The fair value of a financial instrument, such as notes payable, represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recorded at historical cost amounts. We believe that the carrying amounts of cash and cash equivalents approximate fair value due to their short-term nature.

As of December 31, 2010 and 2009, the carrying amount of our long-term liabilities approximates the fair value of such instruments based upon our best estimate of interest rates that would be available to us for similar debt obligations with similar maturities.

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

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent Events —

We evaluate subsequent events through the date our financial statements are issued to determine if any event or transaction occurring during that period would require revenue recognition, expense recognition or disclosure and include disclosures as appropriate.

NOTE 3 — SIGNIFICANT SERVICE CONTRACTS:

For the years ended December 31, 2010, 2009 and 2008, the following two contracted fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

	Percent of Company Revenues, net			Percent of Contribution
	2010	2009	2008	2010	2009	2008

Shady Grove Fertility Center	16.9	17.6	18.0	15.8	15.4	17.2
Fertility Centers of Illinois (“FCI”)	11.3	13.1	16.3	9.3	10.3	15.2

Under our fertility Partner agreement with the Shady Grove Fertility Center, we receive as compensation for our services a three-part fee comprised of:  a percentage of the fertility center’s net revenues; reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center); and a fixed dollar amount of the fertility center’s earnings after services fees which is subject to further limits.

Under our current Partner agreement with FCI, we do not receive a three-part fee.  Rather, effective as of November 1, 2009, we receive a fee that is generally equal to the operating expenses associated with managing FCI’s medical practice plus 9.5% of such expenses.  Our revenues from FCI prior to November 1, 2009 were based on the three-part fee structure described earlier.

NOTE 4 — SEGMENT INFORMATION:

In mid-2010, we consolidated our Fertility Centers Division and our Consumer Services Division into one operating segment, the Attain Fertility Centers Division (AFC). This consolidation resulted in a reduction from three operating segments to two, our Attain Fertility Centers and our Vein Clinics divisions. This consolidation was done to reflect the integrated goals, resources and management shared by the former Fertility Centers and Consumer Services divisions.

Performance by segment, for the three years ended December 31, 2010, 2009 and 2008 (restated) are presented below (000’s omitted):

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fertility Centers	Vein Clinics	Corp. G&A	Consolidated
For the Year ended December 31, 2010
Revenues	$182,443	$60,726	$—	$243,169
Cost of Services	164,718	57,235	—	221,953
Contribution	17,725	3,491	—	21,216
Operating Margin	9.7%	5.7%	—	8.7%

General and administrative	—	—	12,668	12,668
Interest (income) expense, net	(202)	—	897	695
Income (loss) before income taxes	$17,927	$3,491	$(13,565)	7,853
Depreciation expense included above	3,773	1,133	645	5,551
Capital expenditures, net	3,413	3,995	702	8,110
Total assets	41,692	52,999	53,964	148,655

For the Year ended December 31, 2009
Revenues	$166,135	$50,625	$—	$216,760
Cost of Services	$149,345	46,525	—	195,870
Contribution	16,790	4,100	—	20,890
Operating Margin	10.1%	8.1%	—	9.6%

General and administrative	—	—	12,155	12,155
Interest (income) expense, net	(149)	—	1,059	910
Income (loss) before income taxes	$16,939	$4,100	$(13,214)	$7,825
Depreciation expense included above	$4,076	$873	$873	$5,822
Capital expenditures, net	$4,173	$947	$790	$5,910
Total assets	$39,190	$49,845	$35,274	$124,309

For the Year ended December 31, 2008, restated
Revenues	$158,203	$39,950	$—	$198,153
Cost of Services	142,568	37,299	—	179,867
Contribution	15,635	2,651	—	18,286
Operating Margin	9.9%	6.6%	—	9.2%

General and administrative	—	—	10,654	10,654
Interest (income) expense, net	(181)	8	1,353	1,180
Income (loss) before income taxes	$15,816	$2,643	$(12,007)	$6,452
Depreciation expense included above	$4,330	$761	$898	$5,989
Capital expenditures, net	$4,053	$1,057	$585	$5,695
Total assets	$37,216	$46,750	$37,475	$121,441

NOTE 5 – CASH AND SHORT TERM INVESTMENTS:

To the extent that cash balances exceed short term operating needs, excess cash is invested in short term interest bearing instruments. It is our policy to restrict our investments to high-quality securities with fixed principle amounts and maturity dates of one year or less. The composition of our cash and short term investments is as follows (000’s omitted):

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2010	2009

Cash	$32,057	$15,770
Short term investments	18,126	13,081
Accrued interest income	-	14
Total cash and cash equivalents	$50,183	$28,865

NOTE 6 – PATIENT AND OTHER RECEIVABLES, NET:

Patient and other receivables are principally comprised of patient and insurance receivables from our Vein Clinics segment which represent outstanding balances due for patient treatments less estimated allowances for insurance contractual agreements and uncollectible balances.  Uncollectible reserves are based on both historical trends and specific identification of specific accounts. For the periods ended December 31, 2010 and 2009, we believe that our receivable reserves were adequate to provide for any  collection issues.

The composition of our patient and other receivables is as follows (000’s omitted):

	December 31,
	2010	2009

Vein Clinic patient and insurance receivables	$9,745	$9,773

Reserve for uncollectible accounts	(2,492)	(2,913)
Subtotal Vein Clinic receivables, net	7,253	6,860
Other receivables	97	104
Total Patient and other receivables, net	$7,350	$6,964

Our accounts receivable reserves are primarily related to patient and third-party receivables arising from services provided by our Vein Clinics Division. Receivables due from third-party payers are recorded based on the original charge for the service provided, less an estimate for an allowance for uncollectible amounts. Receivables due directly from patients are carried at the original charge for the service provided less an estimated allowance for uncollectible amounts. Uncollectible reserve amounts are determined based on historical collection performance data, current trends and events and are reviewed and adjusted monthly as necessary.  We have not had any material adjustments to the reserve balance other than the normal accounting activity to reflect the changing related asset values.

NOTE 7 — DIRECT RESPONSE ADVERTISING:

Direct Response Advertising Costs of $1.3 million and $1.3 million as of December 31, 2010 and  2009, respectively, consist of capitalized advertising costs which have met the criteria outlined in ASU 340, including; probable future benefit, the ability to uniquely track individual responses to specific advertisements, and no material selling or marketing expenses are expected to occur after the advertisement.  These capitalized Direct Response Advertising costs are amortized and recognized as an expense over a seven month expected benefit period.  These amounts (which relate primarily to specific broadcast and internet based advertisements) are capitalized and begin to amortize at the time of use, based on the broadcast date or month of usage and are amortized over the expected period that revenue will be generated over as a result of these costs.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — FIXED ASSETS, NET:

Fixed assets, net of depreciation at December 31, 2010 and 2009 consisted of the following (000’s omitted):

	2010	2009

Furniture, office and computer equipment	24,379	$20,923
Medical equipment	10,315	8,626
Leasehold improvements	26,001	23,112
Construction in progress	20	-
Assets under capital leases	427	427
Total	61,142	53,088
Less — Accumulated depreciation and amortization	(41,878)	(36,383)
	$19,264	$16,705

Our fixed assets are depreciated on a straight line basis. We generally assign useful lives of five years to assets classified as furniture, fixtures, office and medical equipment. Assets classified as computer hardware and software are generally assigned a three year useful life and leasehold improvements are depreciated over the lesser of their useful life, or the term of the lease.

Depreciation expense on fixed assets for the years ended December 31, 2010 and 2009 was $5,551,000, and $5,822,000, respectively.  Assets under capital lease are comprised of various medical equipment.  Accumulated amortization related specifically to capital leases at December 31, 2010 and 2009 was $298,000 and $209,000, respectively.

NOTE 9 — BUSINESS SERVICE RIGHTS, NET:

Business Service Rights, net at December 31, 2010 and 2009 consisted of the following (000’s omitted):

	2010	2009

Business Service rights, net	$37,755	$37,755
Less accumulated amortization	(14,840)	(13,545)
Total	$22,915	$24,210

Business Service Rights are negotiated one-time payments we generally make to physician practices joining our fertility Partner program. These payments are made to secure the right to provide business services to the practices for contracted terms generally ranging from ten to twenty five years. Depending upon the negotiated terms, these payments may be refundable at the termination of the contract or non-refundable. We amortize our non-refundable Business Service Rights over the life of the applicable contract. Refundable Business Service Rights, which totaled approximately $9.6 million as of December 31, 2010, are not amortized because these amounts will be repaid to us upon termination of the contract.

For the twelve months ended December 31, 2010 and 2009, amortization expense related to our Business Service Rights totaled approximately $1.3 million, respectively.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense of our Business Service Rights in future years are as follows (000’s omitted):

2011	1,296
2012	1,296
2013	1,296
2014	1,296
2015	1,296
Thereafter	6,766
Total payments	$13,246

We test our Business Service Rights for impairment on a regular basis in accordance with ASC 360. To date, no impairment charges have been recognized.

NOTE 10 – GOODWILL:

Goodwill of $30.3 million as of December 21, 2010 and 2009, represents the excess of purchase price of our Vein Clinics subsidiary over the net assets acquired and consists largely of market and growth potential expected from VCA’s operations. As of the date of acquisition in August 2007, VCA operated 27 clinics in 11 states. These operations have grown to 42 clinics in 14 states as of December 31, 2010. All of our goodwill is assigned to VCA’s vein care operations, with none of the goodwill expected to be deductible for income tax purposes.

We test our goodwill for impairment in accordance with the provisions of ASC 350. This test consists of a two-step process. The first step is to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying amount, the goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. If the implied fair value is less than the carrying amount, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over its implied fair value. To date we have not recorded any impairment losses.

NOTE 11 — TRADEMARKS:

Trademarks and other intangibles, net at December 31, 2010 and 2009 consisted of the following trademark items (000’s omitted)

2010 and 2009

IntegraMed America, Inc.	$42
Vein Clinics of America, Inc.	4,400
Total	$4,442

We do not amortize our trademarks as they have an indefinite useful life. We do test our trademarks for impairment on a regular basis in accordance with ASC 360. To date, no impairment charges have been recognized.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — OTHER ASSETS:

As of December 31, 2010 and 2009, other assets consisted of the following (000’s omitted):

	2010	2009

Physician investment accounts – supporting VCA deferred compensation arrangements	$966	$1,000
Security deposits	1,021	847
Deferred offering costs		346
Other	59	60
Total	$2,046	$2,253

Deferred offering costs totaled $0 million and $0.3 as of December 31, 2010 and 2009, respectively. These costs primarily represent legal, accounting and other direct costs related to our efforts to raise capital through a secondary offering and have been deferred based on the guidance provided in SEC Staff Accounting Bulletin (SAB) Topic 5A “Deferred Offering Costs”. We completed this offering during the first quarter of 2010, at which time these costs were reclassified to additional paid-in capital as a reduction of the offering proceeds (see Note 24).

NOTE 13 — ACCRUED LIABILITIES:

Accrued liabilities at December 31, 2010 and 2009 consisted of the following (000’s omitted):

	2010	2009

Accrued payroll	$2,937	$2,251
Accrued employee incentives and benefits	3,229	4,177
Accrued physician incentives (VCA)	3,404	3,160
Accrued costs on behalf of medical practices	3,695	1,454
Accrued rent	1,028	1,108
Accrued professional fees	819	878
Reserves for estimated Attain IVF patient refunds	386	300
Reserve for Attain IVF post-pregnancy medical costs	431	344
Other (1)	1,336	1,447
Total accrued liabilities	$17,265	$15,119

(1) Individually represents less than 5% of total accrued liabilities.

Our Attain IVF refund and medical cost reserves provide for warranty costs associated with revenue we record from our Attain IVF Programs.  Our deferred revenue relating to Attain IVF is comprised of both a refundable and non-refundable portion.  We recognize the non-refundable portion of the product enrollment fee as revenue based on the relative value of a completed treatment cycle to the value of all treatment cycles included in the product offering. The refundable portion of any product offering (in addition to any amounts not yet recognized) are recognized as revenue at the time a patient becomes pregnant and a fetal heartbeat is achieved (at which point most patients will go on to successfully deliver a baby).  When we recognize non-refundable revenue related to a patient achieving pregnancy (as opposed to a cycle completed in regards to non-refundable fees) or when a patient withdraws from the program, we will establish reserves at each balance sheet date for patients who have been classified as pregnant, but have not yet delivered a baby.  These reserves are:

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A Refund Reserve:  A reserve for those patients who have become pregnant, but may not successfully deliver a baby and who will request the refundable portion of the program fee to be returned to them. The Refund Reserve is calculated by reviewing the percentage of revenue recognized at time of pregnancy, which was later refunded to the patient due to a baby not being successfully delivered.  We have not had any material adjustments to the reserve balance other than the normal accounting activity to reflect the changing related asset values.

Medical Cost Reserves: A reserve for additional medical treatment costs for a patient who has become pregnant, but has not yet delivered a baby and has additional treatment cycles available to them under the program.  The Medical Cost Reserve is calculated by reviewing the percentage of revenue recognized at time of pregnancy, which was later spent on further medical costs.  We have not had any material adjustment to the reserve balance other than the normal accounting activity to reflect the changing related asset values.

We base the estimates for both reserves upon reliable, actual Company specific data with regards to a large homogenous population which we have served for more than seven years.

NOTE 14 – DUE TO FERTILITY MEDICAL PRACTICES:

Due to Fertility Medical Practices is comprised of the net amounts owed by us to medical practices contracted for the full array of practice management services. We do not consolidate the results of the Fertility Medical Practices into our accounts (as discussed in Note 2). This balance is comprised of amounts due to us by the medical practices for funds which we advanced for use in financing their accounts receivable and selected other transactions, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

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

As of December 31, 2010 and 2009, Due to Medical Practices was comprised of the following balances (000’s omitted):

	2010	2009

Advances to Partner medical practices	$(14,906)	$(14,653)
Undistributed physician earnings	2,841	2,270
Partner practice patient deposits	23,311	18,807
Due to Medical Practices, net	$11,246	$6,424

NOTE 15 — NOTES PAYABLE AND OTHER OBLIGATIONS:

Notes payable and other obligations at December 31, 2010 and 2009 consisted of the following (000’s omitted):

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2010	2009

Note payable to bank	$14,476	$18,142
Credit facility payable to bank		7,500
Derivative fair valuation adjustment	87	306
Obligations under capital lease	129	218

Total notes payable and other obligations	$14,692	$26,166
Less — Current portion	(3,784)	(11,317)

Long-term notes payable and other obligations	$10,908	$14,849

Note payable to Bank —

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, TD Bank and Webster Bank and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of December 31, 2010, approximately $13.5 million of the $35 million line of credit was available) and a $25 million three-year term loan (of which approximately $15.2 million was outstanding at closing). Both the term loan and the revolving credit facility mature in May 2013. Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. As of December 31, 2010, interest on the term loan was payable at a rate of approximately 4.5%. As of December 31, 2010 there was no outstanding balance on the revolving credit facility and the unused balance bore a commitment fee of 0.25%.

During the third quarter of 2010 we also entered into an interest rate swap agreement to help manage interest rate risk. This swap will mature in the third quarter of 2013, at which time we will re-evaluate our options for managing interest rate risk (See Note 16).

Our credit facility is collateralized by substantially all of our assets. As of December 31, 2010, we were in full compliance with all applicable debt covenants except one, minimum consolidated EBITDA, for which a waiver and an amendment to that covenant were obtained in the first quarter of 2011.

We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Debt Maturities —

At December 31, 2010, aggregate note payments, including capital lease obligation payments, in future years were as follows (000’s omitted):

2011	$3,784
2012	$3,765
2013	$7,143
Total payments	$14,692

Leases —

Our capital lease obligation relates to medical equipment acquired for certain vein clinics.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We maintain operating leases for our corporate headquarters and for medical office space for our Partner and our vein clinic centers.  We also have operating leases covering certain medical equipment.  Aggregate rental expense under operating leases was approximately $14.0 million, $12.6 million, and $11.5 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, the minimum lease payments for assets under capital and non-cancelable operating leases in future years were as follows (000’s omitted):

	Capital	Operating

2011	$102	$11,139
2012	34	11,591
2013	—	10,480
2014	—	8,785
2015	—	7,455
Thereafter		27,615
Total minimum lease payments	$136	$77,065
Less — Amount representing interest	7
Present value of minimum lease payments	$129

NOTE 16 – OTHER COMPREHENSIVE LOSS:

IntegraMed is exposed to the risk that its earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments. After the expiration of an existing interest rate swap agreement in the third quarter of 2010, IntegraMed entered into another interest rate swap agreement, with a nominal value of $10 million and maturity of May 2013, which is designed to help manage the interest rate risk associated with its financial structure. As a result of both swap agreements, our net income for the twelve months ended December 31, 2010, 2009 and 2008 includes additional financing costs of approximately $280,000, $390,000 and $260,000 respectively. In addition to the costs included in our reported net income, the interest rate swap is accounted for as a hedge and has also generated a non-recognized after-tax loss of approximately $55,000 as of December 31, 2010 which is reported as part of our comprehensive income.

This fair value of this hedge was calculated in accordance with ASC 820, utilizing Level 2 inputs of quoted prices for similar liabilities in active markets.

We deem this hedge to be highly effective as it shares the same amortization schedule as the underlying debt subject to the hedge and any change in fair value inversely mimics the appropriate portion of the hedged item. As of December 31, 2010, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):

	For the twelve-month period ending December 31,
	2010	2009	2008

Net income	$4,725	$4,494	$3,915
Net non-recognized gain (loss) on derivative transactions	133	187	(293)
Total comprehensive income	$4,858	$4,681	$3,622

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — INCOME TAXES:

We are subject to income taxes in various states within the United States.  Judgment is often required in evaluating our provision for income taxes.  During the ordinary course of business, there are certain transactions for which the ultimate tax determination is uncertain.  For example, certain taxing authorities where we do not have a physical presence and do not file tax returns may take the position that we are providing services in those jurisdictions and therefore are subject to the state’s tax laws.  We have made provision for estimated liabilities in such states in accordance with ASC 450.  The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals.  The results of an audit or litigation could have a material effect on our operating results or cash flows.

The provision for income taxes consisted of the following (000's omitted):

	For the years ended December 31,
	2010	2009	2008

Current taxes:
Federal	$2,029	$665	$2,699
State	422	396	644
Total current tax expense	$2,451	$1,061	$3,343

Deferred taxes:
Federal	$550	$1,868	$(645)
State	127	402	(161)
Total deferred tax expense (benefit)	$677	$2,270	$(806)

Total tax provision	$3,128	$3,331	$2,537

The consolidated financial statement income tax provision differed from income taxes determined by applying the statutory federal income tax rate to the consolidated financial statement income before income taxes for the years ended December 31, 2010, 2009 and 2008 primarily as a result of the following (000's omitted):

	For the years ended December 31,
	2010	2009	2008

Provision at U.S. federal statutory rate	$2,670	$2,661	$2,192
State income taxes, net of federal tax effect	362	366	306
Non-deductible expenses	118	118	27
Tax-exempt interest income			(14)
Change in ASC 740 liability	(22)	186	26
Income tax expense	$3,128	$3,331	$2,537

Significant components of the deferred tax assets (liabilities) at December 31, 2010 and 2009 were as follows (000's omitted):

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2010	2009

Deferred tax assets
Temporary book to tax differences	$2,912	$3,426
Total deferred tax assets	2,912	3,426

Deferred tax liabilities
Depreciation and amortization	(2,375)	(2,137)
Other	(311)	(307)
Total deferred tax liabilities	(2,686)	(2,444)

Net total deferred tax asset	$226	$982

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

Effective January 1, 2007, we adopted ASC 740-10-50, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation has not had a material impact on our consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2010 tax year remains open for examination by the tax authorities.  Federal income tax returns through 2009 have been examined by the Internal Revenue Service.  For state tax purposes, our 2004 through 2010 tax years remain open for examination by the tax authorities mainly because we are currently under examination by the States of New York and Florida.  We do not anticipate any material impact to our consolidated financial statements due to these examinations.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2010 and 2009 follows:

	Unrecognized Tax Benefits (000s)
	2010	2009

Balance as of January 1,	$368	$175
Additions for current year tax positions	13	69
Additions for prior year tax positions	138	117
Reductions for prior year tax positions	(53)	
Settlements	(374)	
Reductions related to expirations of statute of limitations		(7)
Additional interest	19	14
Balance as of December 31,	$111	$368

As of December 31, 2010 and 2009, all of the unrecognized tax benefits could affect our tax provision and effective tax rate.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with our accounting policy, interest expense and penalties related to income taxes are included in the income tax expense line of our consolidated statement of operations.  For the years ended December 31, 2010 and 2009, we recognized $19,000 and $14,000, respectively, for interest expense related to uncertain tax positions.  As of December 31, 2010 and 2009, we had recorded liabilities for interest expense related to uncertain tax positions in the amounts of $34,000 and $77,000, respectively.  We made no accrual for penalties related to income tax positions.

In conjunction with the preparation of the December 31, 2009 consolidated financial statements, we determined that approximately $856,000 was improperly recognized as a deferred tax asset when we allocated the purchase price associated with the acquisition of our Vein Clinics Division (which occurred in August 2007.)  We have concluded that the $856,000 should be recognized as additional goodwill associated with the acquisition transaction and as of December 31, 2009 has been recorded as such.  The Company concluded that this misclassification was not material, both qualitatively or quantitatively, to the Company’s financial position and that this misclassification had no effect on the statement of operations or cash flows.

NOTE 18 - EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2010, 2009 and 2008 as is a follows (000's omitted, except for per share amounts):

	For the years ended December 31,
	2010	2009	2008

Numerator
Net Income	$4,725	$4,494	$3,915
Denominator
Weighted average shares outstanding	11,380	8,773	8,618
Effect of dilutive options	49	61	73
Weighted average shares and dilutive potential Common shares	11,429	8,834	8,691
Basic earnings per common share	$0.42	$0.51	$0.45
Diluted earnings per common share	$0.41	$0.51	$0.45

For the years ended December 31, 2010, 2009 and 2008, options to purchase approximately 91,000,  61,000 and 124,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the exercise price of the options was above the average market price of the shares of common stock.

NOTE 19 — SHAREHOLDERS’ EQUITY:

During 2010, 2009 and 2008, we issued approximately 168,000, 142,000, and 99,000 shares, respectively, of restricted common stock as deferred compensation to several of our officers and directors with an aggregate value of $1,341,000, $978,000 and $889,000 respectively. These shares were valued at their fair value on the date of grant, and are amortized to expense over their vesting period, which approximates the service period.

During 2010 and 2008 we issued approximately 81,000 and 128,000, respectively, incentive stock options to certain members of our management team. These options have a ten year life, vest over four years and had a fair value at date of grant of approximately $311,000 for the options issued in 2010, and $741,000 for those issued in 2008.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our Board of Directors has authorized the retirement of common stock held as Treasury Shares on a periodic basis. As such we retired approximately 84,000 and 14,000 shares of Treasury Stock during the years ended December 31, 2010 and 2008 respectively. No shares were retired during 2009.  As of December 31, 2010 there were 6,848 shares of common stock held as Treasury shares.

NOTE 20  — STOCK-BASED EMPLOYEE COMPENSATION:

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

We currently have three stock option plans which have been previously approved by the stockholders. Under the 1992 Incentive and Non-Incentive Stock Option Plan (the “1992 Plan”), the 2000 Long-term Compensation  Plan (the “2000 Plan”) and the 2007 Long-term Compensation Plan (the “2007 Plan”), 500,000, 700,000 and 500,000 shares, subject to adjustment, of common stock, respectively, were reserved for issuance of incentive and non-incentive stock options and stock grants.  Under these plans, stock awards may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of award, with stock grants generally vesting in three to five years. The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions.  Under all of our plans, options expire three months from the date of the holder’s termination of employment or twelve months in the event of disability or death.  As of December 31, 2010, there were 234,690 shares available for granting under these plans. We recognize compensation cost for stock awards over the vesting period based on the fair value of the award as of the date of the grant.

The following table sets forth information about the weighted-average fair value of options granted during the periods below, and the assumptions used for each grant:

	For the twelve-month period ending December 31,
	2010	2009	2008

Fair Value of Options	$5.11	N/A	$8.45
Dividend yield	0.0%	N/A	0.0%
Expected volatility	57.4%	N/A	51.8%
Risk free interest rate	3.9%	N/A	4.0%
Expected term in years	5.0	N/A	6.3

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

Stock option activity under these plans is summarized below:

	Number of shares of Common Stock underlying options	Weighted Average exercise price

Options outstanding at December 31, 2007	102,219	$2.33
Granted	127,844	$8.45
Exercised	(3,047)	$2.68
Options outstanding at December 31, 2008	227,016	$5.78
Granted	—	—
Exercised	(21,331)	$1.72
Options outstanding at December 31, 2009	205,685	$5.78
Granted	81,117	$8.28
Exercised	(19,595)	$2.03
Cancelled	(19,221)	$8.14
Options outstanding at December 31, 2010	247,986	$6.96

Options exercisable at:

December 31, 2008	99,171	$2.34
December 31, 2009	119,771	$4.64
December 31, 2010	132,137	$5.95

As of December 31, 2010, stock options outstanding and exercisable by price range were as follows:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding As of 12/31/2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable As of 12/31/2010	Weighted Average Exercise Price

$0.00 - $2.55	31,518	0.4	$2.44	31,518	$2.44
$2.56 - $5.00	26,727	1.3	$2.95	26,727	$2.95
$5.01 - $20.00	189,741	7.6	$8.28	73,892	$8.52
	247,986	6.0	$6.96	132,137	$5.95

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $127,000, $125,000 and $57,000 respectively.The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2010, 2009 and 2008 was approximately $338,000, $354,000, and $333,000, respectively.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2010, 2009 and 2008, we issued restricted stock grants to selected officers and members of the Board of Directors. These stock grants vest over a three or five year period for officers, with grants to directors vesting immediately. These grants are valued at the closing market price on the date granted with the associated compensation expense is recognized ratably over the applicable period.

Compensation expense recognized in connection with stock options for the years ended December 31, 2010, 2009 and 2008 was $288,000, $189,000, and $105,000 respectively. Compensation expense recognized in connection with stock grants for the years ended December 31, 2010, 2009 and 2008 was $1,303,000, $1,147,000, and $753,000 respectively.  As of December 31, 2010, remaining unamortized stock compensation expense for both stock options and stock grants was approximately $ 1.7 million  and will be as follows (000’s):

	Stock Options	Stock Grants

2011	246	514
2012	137	304
2013	67	143
2014	67	33
2015	2	59
Thereafter	17	71
Unamortized stock compensation costs at December 31, 2010	$536	$1,124

NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data 2010, 2009, and 2008 appear below (in thousands, except per share data):

	Revenues Net			Contribution			Net Income			Diluted Net Income Per Share (1)
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008

First quarter	$57,024	$52,355	$45,784	$5,312	$4,907	$3,861	$1,121	$920	$720	$0.11	$0.10	$0.08
Second quarter	61,768	56,115	49,920	6,345	5,500	4,729	$1,616	1,114	1,015	0.14	0.13	0.12
Third quarter	60,557	53,598	52,229	4,748	5,043	4,987	1,099	1,228	1,099	0.09	0.14	0.13
Fourth quarter	63,820	54,692	50,220	4,811	5,440	4,709	890	1,232	1,081	0.08	0.14	0.12
Total year	$243,169	$216,760	$198,153	$21,216	$20,890	$18,286	$4,725	$4,494	$3,915	$0.41	$0.51	$0.45

(1) The sum of the quarterly earnings per share may not equal the full year earnings per share as the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

NOTE 22 — COMMITMENTS AND CONTINGENCIES:

Capital Leases —

Refer to Note 15 for a summary of capital lease commitments.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Employment Agreements

We have an employment agreement with our President and Chief Executive Officer. Pursuant to that agreement, we may terminate the President and Chief Executive Officer’s employment without cause on thirty days notice, in which event severance pay equal to twelve months’ base salary  plus an annual bonus, calculated without regard to the condition precedents established under the bonus plan, will be payable in a lump sum. Under the employment agreement, if we had terminated Mr. Higham effective December 31, 2010, based on his 2010 compensation, he would have been paid an aggregate of $400,000 of which represents his 2010 base salary and $300,000 of which represents his 2010 bonus.

The employment agreement further provides that in the event that within one year after a “Change of Control” (as defined therein) of the Company occurs, and  the President and Chief Executive Officer’s employment is terminated, the President and Chief Executive Officer will be paid a lump sum amount equal to their base salary for a 24-month period following termination, plus twice the full amount of their annual bonus based on their then current salary, without regard to the condition precedents established for the bonus payment. Based on this change of control provision, if there had been a change of control of the Company in 2010 and the President and Chief Executive Officer’s employment had terminated effective December 31, 2010, either for “Good Reason” or without cause, then the President and Chief Executive Officer would be entitled to termination pay equal to $800,000 representing his then annualized base salary for 24-months, plus $600,000 representing twice the amount to which he was eligible under our Executive Incentive Compensation Plan for 2010.

We have also entered into indemnification and change in control severance agreements with certain of our Corporate officers, which include, among other terms, noncompetitive provisions and salary and benefits continuation.  Our minimum aggregate commitment under these agreements at December 31, 2010 was approximately $2.3 million.

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

Litigation —

From time to time, we and our Partner fertility centers, and vein clinics and their physicians are parties to legal proceedings in the ordinary course of business. We are exposed to claims of professional negligence based on services performed by our employees, including physician assistants and nurse practitioners, as well as based on our relationships with physicians providing treatments at our Partner fertility centers and vein clinics. On January 15, 2009, a patient of our Partner fertility center, Fertility Centers of Illinois, S.C.(“FCI”), filed suit (Heather Kornick vs. Lawrence A. Jacobs, M.D. and Fertility Centers of Illinois, S.C.), in the Circuit Court of Cook County, Illinois, , alleging, among other things, a failure to diagnose plaintiff's adrenal cortical carcinoma. In June 2009, plaintiff amended her complaint to add the Company and, more recently, two of the Company's nurse employees, as

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

defendants.  Plaintiff is seeking unspecified monetary damages.  Although we are vigorously defending the allegations, we cannot assure you that we will ultimately prevail or that our insurance will be sufficient to satisfy any monetary award, in which case there may be a material adverse effect on our business, financial condition or results of operations.

The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available.  As of December 31, 2010, the Company has not recorded an expense related to the Kornick suit due to it has not yet been determined if a liability has incurred and if so, if the liability can be reasonably estimated.  Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.

We maintain medical malpractice insurance with limits of $1 million per claim, regardless of the number of the covered defendants, and $10 million per year in the aggregate, with respect to our Partner fertility centers, and with limits generally equal to $1 million per physician and $10 million per year in the aggregate, with respect to our vein clinics. Our Partner fertility centers, vein clinics and their physicians are additional named insureds under our policies. All of our insurance policies are subject to deductibles or a self-insured retention. A portion of the insurance for certain of our fertility centers is provided by ARTIC.

Insurance —

As of December 31, 2010 and 2009, we and our affiliated fertility and vein care centers were insured with respect to medical malpractice risks on a claims made basis.  We believe, either through this captive insurance company, or on the open market, we will be able to obtain continued coverage for both our fertility and vein care physicians in the future. We are not aware of any claims against us or our affiliated medical practices, which would expose us, or our affiliated medical practices to liabilities in excess of insured amounts.

As of December 31, 2010 and 2009, we also carried policies to insure against liability, theft, property loss, business interruption and a variety of other business risks. We also maintain an appropriate insurance reserve to cover estimated deductible amounts should a claim be filed under our policies.  Premiums paid to the captive insurance company, which we manage for the benefit of our Fertility Partners are $2,124,000, $2,140,000, and $2,245,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 23 — RELATED PARTY TRANSACTIONS:

For the years 2004 through 2009, Dr. Michael J. Levy, an employed shareholder physician of the Shady Grove Fertility P.C., served as a non-voting advisory director to our Board of Directors. For the years ended December 31,  2009 and 2008, the Shady Grove medical practice paid us service fees of $3,225,172, and $3,145,000, respectively.

For the years 2004 through 2009, Dr. Aaron Lifchez, an employed shareholder physician of the Fertility Centers of Illinois S.C., served as a non-voting advisory director to our Board of Directors. For the years ended December 31, 2009 and 2008, the FCI medical practice paid us service fees of $2,147,445, and $2,787,000, respectively.

NOTE 24 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

Equity transactions related to common stock, principally arising from stock grants, option exercises and related  tax benefits disclosed on our Consolidated Statements of Cash Flows are comprised of the following (000’s omitted):

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the year ended December 31,
	2010	2009	2008

Common stock offering	19,062	0	0
Common stock options and grants	278	$37	$30
Tax benefit related to stock transactions	108	39	332
Treasury Stock, net and other	(346)	(39)	(211)
	19,102	$37	$151

NOTE 25 — SUBSEQUENT EVENTS:

On January 14, 2011, we announced the acquisition of the Northwest Center for Reproductive Science (NCRS) for a purchase price of approximately $2.3 million.  NCRS was an established fertility practice based in the Pacific Northwest and will be integrated into Seattle Reproductive Medicine, our Seattle based Partner fertility center.

SCHEDULE I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
of IntegraMed America, Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 10, 2010 appearing in the 2010 Annual Report to Shareholders of IntegraMed America, Inc. also included an audit of the financial statement schedule listed in Item 8 and 15 (a) (1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/Amper, Politziner & Mattia, LLP
Edison, New Jersey
March 10, 2010

SCHEDULE I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
of IntegraMed America, Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 9, 2011 appearing in the 2010 Annual Report to Shareholders of IntegraMed America, Inc. also included an audit of the financial statement schedule listed in Item 8 and 15 (a) (1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/EisnerAmper LLP
New York, New York
March 9, 2011

SCHEDULE II

INTEGRAMED AMERICA, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009, 2008

	Balance at Beginning of Year	Additions	Deductions	End of Year

Year Ended December 31, 2010
Allowance for doubtful accounts receivable	$2,913	$4,189	$4,610	$2,492
Reserve for Attain IVF refunds	300	422	336	386
Reserve for attain IVF medical costs	344	454	367	431

Year Ended December 31, 2009
Allowance for doubtful accounts receivable	$2,648	$4,820	$4,555	$2,913
Reserve for Attain IVF refunds	397	206	303	300
Reserve for Attain IVF medical costs	331	72	59	344

Year Ended December 31, 2008
Allowance for doubtful accounts receivable	$3,386	$3,613	$4,351	$2,648
Reserve for Attain IVF refunds	326	427	356	397
Reserve for Attain IVF medical costs	272	355	296	331

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAMED AMERICA, INC.

March 9, 2011	By:	/s/Timothy P. Sheehan
Timothy P. Sheehan Vice President Finance and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jay Higham
Jay Higham	President and Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2011
/s/Timothy P. Sheehan
Timothy P. Sheehan	Vice President Finance and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2011
/s/Gerardo Canet
Gerardo Canet	Director	March 9, 2011

/s/Wayne R. Moon
Wayne R. Moon	Director	March 9, 2011

/s/Lawrence J. Stuesser
Lawrence J. Stuesser	Director	March 9, 2011

/s/Elizabeth E. Tallett
Elizabeth E. Tallett	Director	March 9, 2011

/s/Yvonne S. Thornton, M.D.
Yvonne S. Thornton, M.D.	Director	March 9, 2011

EXHIBIT INDEX

Exhibit
Number		Description

3.1
Restated Certificate of Incorporation of IntegraMed filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference thereto

3.2		By-laws of IntegraMed filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference thereto
4.1		Specimen certificate for shares of common stock
10	.1 *
1992 Stock Option Plan, including form of option, filed as an Exhibit to IntegraMed’s Registration Statement on Form S-1 (Registration No. 333-47046) filed with the Securities and Exchange Commission on April 9, 1992 and incorporated herein by reference thereto

10	.2 *
Amended and Restated 1992 Incentive and Non-Incentive Stock Option Plan, dated April 16, 1998, filed as an Exhibit to IntegraMed’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 5, 1998 and incorporated herein by reference thereto

10.3
Agreement of Lease, dated September 27, 1994, between Purchase Corporate Park Associates and IntegraMed filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference thereto

10.4
Amendment, dated January 1995, to Agreement of Lease between Purchase Corporate Park Associates and Integramed filed as an Exhibit to IntegraMed’s Registration Statement on Form S-1 dated October 2, 2009 and incorporated herein by reference thereto.

10.5
Second Amendment, dated August 23, 1999, to Agreement of Lease between Purchase Corporate Park Associates, L.P. and IntegraMed filed as an Exhibit to IntegraMed’s Registration Statement on Form S-1 dated October 2, 2009 and incorporated herein by reference thereto.

10.6
Third Amendment, dated October 15, 2002, to Agreement of Lease between Purchase Corporate Park Associates, L.P. and IntegraMed filed as an Exhibit to IntegraMed’s Registration Statement on Form S-1 dated October 2, 2009 and incorporated herein by reference thereto.

10.7
Business Service Agreement, dated August 30, 2007, by and between IntegraMed and the Center for Reproductive Medicine, P.A. filed as an Exhibit to IntegraMed’s Current Report on Form 8-K dated September 6, 2007 and incorporated herein by reference thereto

10	.8 *
Employment Agreement, dated October 10, 2005, between IntegraMed and Jay Higham filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference thereto

10.9
Management Agreement, dated January 7, 1997, by and between IntegraMed and Bay Area Fertility and Gynecology Medical Group, Inc. filed as an Exhibit to IntegraMed’s Current Report on Form 8-K dated January 20, 1997 and incorporated herein by reference thereto

10.10
Amendment No. 1, dated April 5, 1998, to Management Agreement between IntegraMed and Bay Area Fertility and Gynecology Medical Group, Inc. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference thereto

10.11
Amendment No. 2, dated July 21, 1998, to Management Agreement between IntegraMed and Bay Area Fertility and Gynecology Medical Group, Inc. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference thereto

10.12
Amendment No. 3, dated April 1, 2000, to Management Agreement between IntegraMed and Bay Area Fertility and Gynecology Group, Inc. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference thereto

10.13
Amendment No. 4, dated January 1, 2001, to Management Agreement between IntegraMed and Bay Area Fertility and Gynecology Medical Group, Inc. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference thereto

10.14
Amendment No. 5, dated September 19, 2001, to Management Agreement between IntegraMed and Bay Area Fertility and Gynecology Medical Group, Inc. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference thereto

10.15
Amendment No. 6, dated December 2003, to Service Agreement between IntegraMed and Reproductive Science Center of the San Francisco Bay Area, a California medical corporation, filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference thereto

10.16
Management Agreement, dated February 28, 1997, between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Registration Statement on Form S-1 (Registration No. 333-26551) filed with the Securities and Exchange Commission on May 6, 1997 and incorporated herein by reference thereto

10.17
Amendment, dated May 2, 1997, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to Amendment No. 1 to IntegraMed’s Registration Statement on Form S-1 (Registration No. 333-26551) filed with the Securities and Exchange Commission on June 20, 1997 and incorporated herein by reference thereto

10.18
Amendment No. 2, dated June 18, 1997, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to Amendment No. 1 to IntegraMed’s Registration Statement on Form S-1 (Registration No. 333-26551) filed with the Securities and Exchange Commission on June 20, 1997 and incorporated herein by reference thereto

10.19
Amendment No. 3, dated August 19, 1997, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference thereto

10.20
Amendment No. 4, dated January 9, 1998, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to a Schedule 13D dated February 11, 1998 filed with the Securities and Exchange Commission by Gerardo Canet and incorporated herein by reference thereto

10.21
Amendment No. 5, dated March 5, 1998, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference thereto

10.22
Amendment No. 6, dated July 1, 1999, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference thereto

10.23
Amendment No. 7, dated April 1, 2000, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference thereto

10.24
Amendment No. 8, dated September 24, 2001, to Management Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference thereto

10.25
Amendment No. 9, dated December 2003, to Service Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference thereto

10.26
Amendment No. 10, dated January 1, 2005, to Service Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference thereto

10.27
Amendment No. 11, dated November 30, 2009, to Service Agreement between IntegraMed and Fertility Centers of Illinois, S.C. filed as an Exhibit to IntegraMed’s Registration Statement on Form S-1/A on February 4, 2010 and incorporated herein by reference thereto.

10.28
Service Agreement, dated May 25, 2001, between IntegraMed and MPD Medical Associates (MA), P.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference thereto

10.29
Amendment No. 1, dated March 5, 2002, to Service Agreement between IntegraMed and MPD Medical Associates (MA), P.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto

10.30
Management Agreement, dated March 11, 1998, between Shady Grove Fertility Centers, P.C. and Levy, Sagoskin and Stillman, M.D., P.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference thereto

10.31
Amendment No. 1, dated April 16, 1998, to Management Agreement between Shady Grove Fertility Centers, Inc. and Levy, Sagoskin and Stillman, M.D., P.C filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference thereto

10.32
Amendment No. 2, dated May 6, 1998, to Management Agreement between Shady Grove Fertility Centers, Inc. and Levy, Sagoskin and Stillman, M.D., P.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference thereto

10.33
Amendment No. 3, dated September 1, 1999, to Management Agreement between IntegraMed and Shady Grove Reproductive Science Center, P.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference thereto

10.34
Amendment No. 4, dated April 1, 2000, to Management Agreement between IntegraMed and Shady Grove Reproductive Science Center, P.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference thereto

10.35
Amendment No. 5 to Management Agreement between IntegraMed and Shady Grove Reproductive Science Center, P.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference thereto

10.36
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

10.38
Amendment No. 8, dated February 16, 2006, to Service Agreement between IntegraMed and Shady Grove Reproductive Science Center, P.C. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference thereto

10.39
Amendment No. 9, dated March 22, 2007, to Service Agreement between IntegraMed and Shady Grove Fertility Reproductive Science Center, P.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference thereto

10	.40 *	Form of Retention Agreement filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference thereto
10	.41 *
Form of Amendment to Retention Agreement relating to Section 409A of the U.S. Internal Revenue Code of 1986, as amended, filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference thereto

10	.42 *	Form of Indemnification Agreement filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference thereto

10	.43 *
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

10.45
Amendment No. 1, dated June 14, 2002, to Service Agreement between IntegraMed and Northwest Center for Infertility and Reproductive Endocrinology filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference thereto

10.46
Amendment No. 2, dated November 1, 2002, to Service Agreement between IntegraMed and Northwest Center for Infertility and Reproductive Endocrinology filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference thereto

10.47
Amendment No. 3, dated January 1, 2003, to Service Agreement between IntegraMed and Northwest Center for Infertility and Reproductive Endocrinology filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference thereto

10	.48 *	2000 Long-Term Compensation Plan filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto
10	.49 *	Form of Incentive Stock Option Agreement filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference thereto
10	.50 *	Form of Non-Qualified Stock Option Agreement filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference thereto
10	.51 *	Form of Restricted Stock Unit Award Agreement filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference thereto
10	.52 *	Form of Amendment filed as an Exhibit to Integramed’s Curent report on Form 8-K dated January 26, 2010 and incorporated herein by reference thereto.
10.53
Service Agreement, dated September 1, 2003, between IntegraMed and Reproductive Endocrine Associates of Charlotte, P.C. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto

10.54
Service Agreement, dated January 1, 2004, between IntegraMed and Seattle Reproductive Medicine, Inc., P.S. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference thereto

10.55
Submanagement Agreement, dated January 1, 2005, between Reproductive Partners, Inc. and IntegraMed filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference thereto

10	.56 *	2007 Long-Term Compensation Plan filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference thereto
10.57
Business Service Agreement, dated April 24, 2008, between IntegraMed and Southeastern Fertility Centers, P.A. filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 and incorporated herein by reference thereto

10.58
Business Service Agreement, dated July 9, 2008, between IntegraMed and Arizona Reproductive Medicine Specialists Ltd. filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference thereto

10.59
First Amended and Restated Management Agreement, dated December 1, 2009, by and among IntegraMed, Idaho Center for Reproductive Medicine, P.C. and Idaho Reproductive Labs, Inc. filed as an Exhibit to IntegraMed’s Registration Statement on Form S-1/A on February 4, 2010 and incorporated herein by reference thereto

10.60
First Amended and Restated Management Agreement, dated December 1, 2009, by and among IntegraMed, Foulk & Whitten Nevada Center for Reproductive Medicine, P.C. and Nevada Reproductive Labs, Inc. filed as an Exhibit to IntegraMed’s Registration Statement on Form S-1/A on February 4, 2010 and incorporated herein by reference thereto

10.61
Management Agreement, dated December 1, 2009, by and between IntegraMed and Utah Fertility Center, P.C. filed as an Exhibit to IntegraMed’s Registration Statement on Form S-1/A on February 4, 2010 and incorporated herein by reference thereto.

10.62

Amendment No. 7 dated, October 12, 2010, to Service Agreement Between IntegraMed America, Inc. and Reproductive Science Center of San Francisco Bay Area, a medical corporation, filed as an Exhibit to IntegraMed America’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 and incorporated herein by reference thereto.

10.63
Third Amended and Restated Loan Agreement by and among IntegraMed America, Inc., Bank of America, T.D. Bank, N.A. and Webster Bank, N.A. dated May 21, 2010 and filed as an Exhibit on IntegraMed America’s Form 8-K dated May 21, 2010 and incorporated herein by reference thereto.

10.64
First Amendment to Service Agreement dated January 14, 2011 by and between IntegraMed America, Inc. and Seattle Reproductive Medicine, Inc., P.S. filed as an Exhibit to IntegraMed America’s Form 8-K dated January 14, 2011 and incorporated herein by reference thereto.

10.65
First Amendment to Third Amended and Restated Loan Agreement Agreement dated March 2, 2011 by and among IntegraMed America, Inc., Bank of America, T.D. Bank, N.A and Webster Bank, N.A. filed as Exhibit No. 10.68 on IntegraMed America’s Form 8-K dated March 2, 2011

21.1		List of subsidiaries of IntegraMed America, Inc.

23.1	Consent of Amper, Politziner & Mattia, LLP, Independent Registered Public Accounting Firm
23.2	Consent of EisnerAmper, LLP, Independent Registered Public Accounting Firm
31.1	CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 dated March 9, 2011.
31.2	CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 dated March 9,2011.
32.1	CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 dated March 9,2011.
32.2	CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 dated March 9, 2011.

*	Management Contract or Compensatory Plan or Arrangement