Form 10-Q
period 2011-03-31
INTEGRAMED AMERICA INC
filed 2011-05-06
CIK 885988

================================================================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 1, 2011 was approximately 11,822,961.

================================================================================================================================================================================

INTEGRAMED AMERICA, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations for the three-month periods ended March 31, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Shareholders’ Equity for the three-month period ended March 31, 2011 (unaudited)	5

	Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2011 and 2010 (unaudited)	6

	Notes to Consolidated Financial Statements	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	(Removed and Reserved)	24

Item 5.	Other Information	24
Item 6.	Exhibits	24

SIGNATURES		25

CERTIFICATIONS PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

CERTIFICATIONS PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

INTEGRAMED AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except per share and share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,474	$50,183
Patient and other receivables, net	8,172	7,350
Deferred taxes	2,480	2,510
Other current assets	11,048	9,611
Total current assets	67,174	69,654

Fixed assets, net	21,828	19,264
Intangible assets, Business Service Rights, net	24,968	22,915
Goodwill	30,334	30,334
Trademarks	4,442	4,442
Other assets	2,142	2,046
Total assets	$150,888	$148,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,445	$3,626
Accrued liabilities	19,026	17,265
Current portion of long-term notes payable and other obligations	3,781	3,784
Due to Fertility Medical Practices	11,352	11,246
Attain IVF deferred revenue and other patient deposits	17,132	15,852
Total current liabilities	53,736	51,773

Deferred and other tax liabilities	2,530	2,454
Long-term notes payable and other obligations	9,974	10,908
Total liabilities	66,240	65,135

Commitments and Contingencies

Shareholders’ equity:
Common Stock, $.01 par value – 20,000,000 shares authorized at March 31, 2011 and at December 31, 2010, 11,860,169 and 11,735,339 issued at March 31, 2011 and December 31, 2010, and 11,822,961 and 11,728,491 shares outstanding at March 31, 2011 and December 31, 2010, respectively	119	117
Capital in excess of par	76,904	76,483
Other comprehensive loss	(42)	(55)
Treasury stock, at cost – 37,208 and 6,848 shares at March 31, 2011 and December 31, 2010 respectively	(330)	(64)
Retained earnings	7,997	7,039
Total shareholders’ equity	84,648	83,520
Total liabilities and shareholders’ equity	$150,888	$148,655

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share amounts)
(unaudited)

	For the Three-month period ended March 31,
	2011	2010
Revenues, net
Attain Fertility Centers	$48,599	44,043
Vein Clinics	15,660	12,981
Total revenues	64,259	57,024

Costs of services and sales
Attain Fertility Centers	44,164	39,598
Vein Clinics	15,412	12,114
Total costs of services and sales	59,576	51,712

Contribution
Attain Fertility Centers	4,435	4,445
Vein Clinics	248	867
Total contribution	4,683	5,312

General and administrative expenses	3,041	3,196
Interest income	(48)	(73)
Interest expense	142	277
Total other expenses, net	3,135	3,400

Income before income taxes	1,548	1,912
Income tax provision	590	791
Net income	$958	$1,121

Basic and diluted net earnings per share of Common Stock
Basic earnings per share	$0.08	$0.11
Diluted earnings per share	$0.08	$0.11

Weighted average shares – basic	11,813	10,217
Weighted average shares - diluted	11,867	10,269

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(all amounts in thousands)
(unaudited)

	Common Stock				Treasury Shares
	Shares	Amount	Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Shares	Amount	Retained Earnings	Total Equity
Balance at December 31, 2010	11,735	$117	$76,483	$(55)	(7)	$(64)	$7,039	$83,520
Stock awards granted, net	110	1	(1)	—	(30)	(266)	—	(266)
Restricted stock award and stock option expense amortization	—	—	353	—	—	—	—	353
Stock options exercised	15	1	39	(7)	—	—	—	33
Unrealized gain on hedging transaction, net	—	—	—	20	—	—	—	20
Tax effect of equity transactions	—	—	30	—	—	—	—	30
Net income for the three months ended March 31, 2011	—	—	—	—	—	—	958	958
Balance at March 31, 2011	11,860	$119	$76,904	$(42)	(37)	$(330)	$7,997	$84,648

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all amounts in thousands)
(unaudited)

	For the Three-month period ended March 31,
	2011	2010

Cash flows from operating activities
Net income	$958	$1,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,910	1,676
Deferred income tax provision	126	28
Stock-based compensation	353	366
Changes in assets and liabilities —
Decrease (increase) in assets
Patient and other accounts receivable	(822)	(483)
Other current assets	(1,437)	(2,869)
Other assets	(96)	196
(Decrease) increase in liabilities
Accounts payable	(1,181)	(410)
Accrued liabilities	1,499	(389)
Due to fertility medical practices	106	952
Attain IVF Deferred revenue and other patient deposits	1,280	1,166
Net cash provided by operating activities	2,696	1,354

Cash flows from investing activities:
Purchase of business service rights	(2,377)	—
Purchase of fixed assets, net	(4,150)	(1,770)
Net cash used in investing activities	(6,527)	(1,770)

Cash flows from financing activities:
Debt repayments	(917)	(915)
Common Stock transactions, net	—	19,064
Proceeds from stock option exercises	39	24
Net cash provided by (used in) financing activities	(878)	18,173

Net increase (decrease) in cash and cash equivalents	(4,709)	17,757
Cash and cash equivalents at beginning of period	50,183	28,865
Cash and cash equivalents at end of period	$45,474	$46,622

Supplemental Information:
Interest paid	148	321
Income taxes paid	81	362

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — INTERIM RESULTS:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of the Securities and Exchange Commission  (SEC) rules related to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position at March 31, 2011, and the consolidated results of operations and cash flows for the interim periods presented.  Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2011.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IntegraMed America, Inc.’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.

NOTE 2 — EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2011 and 2010 is as follows (000's omitted, except for per share amounts):

	For the three-month period ended March 31,
	2011	2010
Numerator
Net Income	$958	$1,121

Denominator
Weighted average shares outstanding (basic)	11,813	10,217
Effect of dilutive options and warrants	54	52
Weighted average shares and dilutive potential Common shares (diluted)	11,867	10,269

Basic earnings per share	$0.08	$0.11
Diluted earnings per share	$0.08	$0.11

For the three months ended March 31, 2011 and 2010, options to purchase approximately 36,000 and 128,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the exercise price of the options was above the average market price of the shares of common stock.

As of March 31, 2011, there were 11,860,169 shares of common stock issued of which 11,822,961 were outstanding and 37,208 held as treasury shares.  As of December 31, 2010, there were 11,735,339 shares of common stock issued of which 11,728,491 were outstanding and 6,848 held as treasury shares.

NOTE 3 — SEGMENT INFORMATION:

In July 2010, we consolidated our Fertility Centers Division and our Consumer Services Division into one operating segment, the Attain Fertility Centers Division (AFC). This consolidation resulted in a reduction from three operating segments to two, our current Attain Fertility Centers and our Vein Clinics divisions. This consolidation was done to reflect the integrated goals, resources and management shared by the former Fertility Centers and Consumer Services divisions.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Performance by segment, for the three month periods ended March 31, 2011 and 2010 are presented below (000’s omitted):

	Attain Fertility Centers	Vein Clinics	Corp G&A	Consolidated

For the three months ended March 31, 2011
Total Revenues, net	$48,599	$15,660	$—	$64,259
Cost of Services and Sales	44,164	15,412	—	59,576
Contribution	4,435	248	—	4,683
Operating margin	9.1%	1.6%	0.0%	7.3%

General and Administrative	—	—	3,041	3,041
Interest (income) expense	(32)	—	126	94
Income before income taxes	$4,467	$248	$(3,167)	$1,548

Depreciation expense included above	$974	$443	$169	$1,586
Capital Expenditures	$1,430	$2,535	$185	$4,150
Total Assets	$44,730	$56,917	$49,241	$150,888

For the three months ended March 31, 2010
Total Revenues, net	$44,043	$12,981	$—	$57,024
Cost of Services and Sales	39,598	12,114	—	51,712
Contribution	4,445	867	—	5,312
Operating margin	10.1%	6.7%	0.0%	9.3%

General and Administrative	—	—	3,196	3,196
Interest (income) expense	(73)	—	277	204
Income before income taxes	$4,518	$867	$(3,473)	$1,912

Depreciation expense included above	$961	$236	$173	$1,370
Capital Expenditures	$1,146	$547	$77	$1,770
Total Assets	$39,581	$52,731	$53,133	$145,445

NOTE 4 – CASH AND CASH EQUIVALENTS:

To the extent that cash balances exceed short term operating needs, excess cash is invested in short term interest bearing instruments. It is our policy to restrict our investments to high-quality securities with fixed principal amounts and maturity dates of one year or less. As of March 31, 2011 and December 31, 2010 our entire cash balances were held in accounts with depository institutions or were invested in certificate of deposits and are considered cash or cash equivalents.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – PATIENT AND OTHER RECEIVABLES, NET:

Patient and other receivables are principally comprised of patient and insurance receivables from our Vein Clinics segment which represent outstanding balances due for patient treatments less estimated allowances for uncollectible balances.  Reserves for uncollectable accounts are based on both historical trends and specific identification of specific accounts.  For the periods ended March 31, 2011 and December 31, 2010, we believe that our receivable reserves were adequate to provide for any collection issues.

The composition of our patient and other receivables is as follows (000’s omitted):

	March 31,	December 31,
	2011	2010
	(unaudited)
Vein Clinic patient and insurance receivables	$10,097	$9,745
Reserve for uncollectible accounts	(2,249)	(2,492)
Subtotal Vein Clinic receivables, net	$7,848	$7,253
Other receivables	324	97
Total Patient and other receivables, net	$8,172	$7,350

NOTE 6 – DIRECT RESPONSE ADVERTISING:

Direct Response Advertising Costs are included in other current assets in the accompanying consolidated balance sheet and were $1.6 million and $1.3 million as of March 31, 2011 and December 31, 2010, respectively.  These costs consist of capitalized advertising costs which have met the criteria outlined in ASU 340, including; probable future benefit, the ability to uniquely track individual responses to specific advertisements, and the absence of material selling or marketing expenses are expected to occur after the advertisement.  These capitalized Direct Response Advertising costs are amortized and recognized as an  expense over a seven or six month useful life (depending on the segment that the advertising relates to).  These amounts (which relate primarily to specific broadcast and internet based advertisements) are capitalized and begin to amortize at the time of use, based on the broadcast date or month of usage and are amortized over the expected period that revenue will be generated as a result of these costs.

NOTE 7 – INTANGIBLE ASSETS:

Business Service Rights consist of fees and expenses paid in conjunction with full service practice management contracts associated with fertility centers within our Attain Fertility Centers Division. These contracts typically have ten to 25 year initial lives with the associated service fees on some contracts, totaling approximately $12.1 million as of March 31, 2011, which are fully refundable to us upon contract termination and therefore are not amortized. We amortize our non-refundable Business Service Rights, with a net value of $12.9 million at March 31, 2011, over the life of the applicable contract.  Amortization expense relating to non-refundable Business Service Rights totaled $324,000 for the three month period ended March 31, 2011.

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

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – DUE TO FERTILITY MEDICAL PRACTICES:

Due to Fertility Medical Practices is comprised of the net amounts owed by us to fertility practices contracted for full service practice management services. We do not consolidate the results of the Fertility Medical Practices into our accounts (as discussed in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010). This balance is comprised of amounts due to us by the medical practices for funds which we advanced for use in financing their accounts receivable and selected other transactions, less balances owed to the fertility practices by us for undistributed physician earnings and patient deposits which we hold on behalf of the fertility practices.

While we are responsible for the management and collection of the fertility practices’ accounts receivable, as part of the business services we provide, the credit and collection risk for these receivables remains with the fertility practice.  We finance the receivables with full recourse.  Amounts financed relating to uncollectible accounts are recovered from the fertility practice in the month uncollectible reserves are established or accounts are written-off.

As of March 31, 2011 and December 31, 2010, Due to Fertility Medical Practices was comprised of the following balances (000’s omitted):

	March 31,	December 31,
	2011	2010
	(unaudited)
Advances to Partner fertility practices	$(17,760)	$(14,906)
Undistributed Physician Earnings	3,900	2,841
Physician Practice Patient Deposits	25,212	23,311
Due to Fertility Medical Practices, net	$11,352	$11,246

NOTE 9 – NOTES PAYABLE AND OTHER OBLIGATIONS:

Notes payable and other obligations as of March 31, 2011 and December 31, 2010 consisted of the following (000’s omitted):

	March 31,	December 31,
	2011	2010
	(unaudited)
Note payable to bank	$13,583	$14,476
Derivative fair valuation adjustment	66	87
Obligations under capital leases	106	129

Total notes payable and other obligations	$13,755	$14,692
Less — current portion	(3,781)	(3,784)

Long-term notes payable and other obligations	$9,974	$10,908

Note payable to Bank —

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, N.A., TD Bank, N.A., and Webster Bank, N.A. and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of March 31, 2011,  approximately $15.6 million of the $35 million line of credit was available) and a $25 million three-year term loan (of which approximately $15.2 million was outstanding at the closing date in May 2010). Both the term loan and the revolving credit facility mature in May 2013. Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. As of March 31, 2011, interest on the term loan was payable at a rate of approximately 4.5%. As of March 31, 2011 there was no outstanding balance on the revolving credit facility and the unused balance bore a commitment fee of 0.25%.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10 – STOCK-BASED EMPLOYEE COMPENSATION:

We currently have three stock option plans which have been previously approved by the stockholders.  All three plans are described more fully in Note 20 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Under these plans, stock options and stock grants may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a five or ten-year period following the date of grant.  The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions.  Under all of our plans, options expire three months from the date of the holder’s termination of employment or twelve months in the event of disability or death.  As of March 31, 2011, there were 125,095 shares available for granting under these Plans.

The following table sets forth information about the weighted-average fair value of options granted in periods below. No options have been granted in of the three months ended March 31, 2011.

	For the three-month period ended March 31,
	2011	2010

Fair value of options granted	$—	$5.13
Dividend yield	0%	0%
Expected volatility	0%	58.2%
Risk free interest rate	0%	4.0%
Expected term in years	—	5.0

We recognize compensation cost for stock option plans over the vesting period which approximates the service period, based on the fair value of the option as of the date of the grant.

Stock award activity for the first three months of 2011 under these plans is summarized below:

	Number of shares of Common Stock underlying options	Weighted Average Exercise Price

Options outstanding at December 31, 2010	247,986	$6.96
Granted – stock options	—	$—
Granted – stock awards	109,595	$8.76
Exercised – stock options	15,235	$2.63
Exercised – stock awards	109,595	$8.76
Canceled	11,366	$8.59

Options outstanding at March 31, 2011	221,385	$7.17

Options exercisable at:
December 31, 2010	132,137	$5.95
March 31, 2011	138,754	$6.62

The aggregate intrinsic value (difference between exercise price and current value of our common stock) of options outstanding and exercisable as of March 31, 2011 and December 31, 2010 was approximately $428,000 and $338,000, respectively.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We recorded a charge to earnings to recognize compensation expense related to outstanding stock options of $51,000 and $69,000 for the three-month periods ended March 31, 2011and 2010, respectively. As of March 31, 2011, we had approximately $420,000 of unrecognized compensation costs related to stock options which will be recognized over their remaining vesting period, which approximates the service period of 4 years.

We also issue stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers is restricted and generally vests over a period of three to five years.  We recorded a charge to earnings to recognize compensation expense related to stock grants of $303,000 and $206,000 for the three-month periods ended March 31, 2011and 2010, respectively. As of March 31, 2011, we had approximately $1.8 million of unrecognized compensation costs related to stock grants which will be recognized over their remaining vesting period, which approximates the service period.

NOTE 11 – OTHER COMPREHENSIVE LOSS:

IntegraMed is exposed to the risk that its earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments. After the expiration of an existing interest rate swap agreement in the third quarter of 2010, We entered into another interest rate swap agreement, with a nominal value of $10 million and maturity of May 2013, which is designed to help manage the interest rate risk associated with our long term debt. As a result of the swap agreement entered into during the third quarter of 2010, our net income for the three months ended March 31, 2011 includes additional financing costs of approximately $22,000. In addition to the costs included in our reported net income, the interest rate swap is accounted for as a cash flow hedge and has also generated a non-recognized after-tax loss of approximately $42,000 as of March 31, 2011 which is reported as part of our comprehensive income.

This fair value of this hedge was calculated in accordance with ASC 820, utilizing Level 2 inputs of quoted prices for similar liabilities in active markets.

We deem this hedge to be highly effective as it shares the same amortization schedule as the underlying debt subject to the hedge and any change in fair value inversely mimics the appropriate portion of the hedged item.  As of March 31, 2011, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income for the applicable periods (000’s omitted):

	For the three-month period ended March 31,
	2011	2010

Net income as reported	$958	$1,121
Unrealized gain (loss) on hedging transaction	20	104
Related Tax Benefit	(7)	(40)

Total comprehensive income	$971	$1,185

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

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On January 15, 2009, a patient of our Partner fertility center, Fertility Centers of Illinois, S.C.(“FCI”), filed suit (Heather Kornick vs. Lawrence A. Jacobs, M.D. and Fertility Centers of Illinois, S.C.), in the Circuit Court of Cook County, Illinois, , alleging, among other things, a failure to diagnose plaintiff's adrenal cortical carcinoma. In June 2009, plaintiff amended their complaint to add the Company and, more recently, two of the Company's nurse employees, as defendants.  Plaintiff is seeking unspecified monetary damages.  The parties have agreed to non-binding mediation on May 31, 2011 to attempt to resolve this matter.  Although we are vigorously defending the allegations, we cannot assure  you that we will ultimately prevail or that our insurance will be sufficient to satisfy any monetary award, in which case there may be a material adverse effect on our business, financial condition or results of operations.

In May 2009, a complaint entitled Sally Ware and Christopher Ware v. Daniel Baxter Whitesides and Reproductive Endocrinology Associates of Charlotte (REACh) was filed in the Superior Court Division, Mecklenburg County, State of North Carolina.  The lawsuit alleged that due to defendants’ negligence, an embryo with a genetic disease was implanted into Sally Ware which resulted in the birth of a child with cystic fibrosis.  The plaintiffs’ claims were adjudicated via binding arbitration. On April 11, 2011 the arbitration panel found no negligence on behalf of the physician and REACh, but found that plaintiffs were injured because of the negligence of a nurse who is a Company employee. The arbitrators awarded the plaintiffs $26,381.00 in damages for wrongful conception and $2.0 million in damages for severe emotional distress.   The insurance carrier for the physician and REACh who paid the plaintiffs approximately $1.5 million has, by letter dated April 19, 2011, demanded reimbursement from the Company of the amount paid to plaintiffs on behalf of the physician and REACh. The Company denies any obligation to reimburse the carrier and will vigorously defend any claims for such reimbursement although the Company can offer no assurances that it will be successful in defending any such claim, if brought against the Company.

The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available.  As of March 31, 2011, the Company has not recorded an expense related to the outstanding lawsuits because it has not yet been determined if a liability has incurred and if so, if the liability can be reasonably estimated.  Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.

We currently maintain medical malpractice insurance with limits of $1 million per physician and $1 million for the entity, regardless of the number of the covered defendants, and $10 million per year in the aggregate, with respect to our Partner fertility centers, and with limits generally equal to $1 million per physician and $10 million per year in the aggregate, with respect to our vein clinics. Our Partner fertility centers, vein clinics and their physicians are additional named insured’s under our policies. All of our insurance policies are subject to deductibles or a self-insured retention. A portion of the insurance for certain of our fertility centers is provided by ARTIC (an entity which provides professional liability insurance to a number of the physicians that we contract with).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and with IntegraMed America, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of events could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed under the caption “Risk Factors” appearing under Item 1-A included in our Form 10-K for the year ended December 31, 2010.

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

The Attain Fertility Centers Division is comprised of 40 contracted fertility centers, located in major markets across the United States. Each contracted center is composed of a multi-physician practice with most offering multiple clinical locations in their service area.   This Division provides an array of services to contracted fertility centers ranging from consumer marketing services to complete practice management services.  The strategy of the Attain Fertility Centers Division is to support the long term growth of contracted centers by attracting and retaining new patients, expanding market share, and for our partner practices (those that we provide the full range of management service), we enable superior clinical and patient care, and increase the operational efficiency of the fertility center.  The Attain Fertility Centers Division drives growth at our contracted fertility centers through a number of business development and marketing initiatives, including our suite of Attain™ IVF programs.  The Attain™ IVF programs consist of product offerings which allow a patient to pay one fee for multiple treatment cycles and under certain programs, patients are eligible for a refund if they do not take home a baby.

Our Vein Clinics Division began operations on August 8, 2007, with the purchase of Vein Clinics of America, Inc. (“VCA”), a company that had been in business since 1981. The Vein Clinics Division currently manages a network of 44 clinics located in 14 states, which specialize in the treatment of vein disease and other vein disorders.

The primary elements of our business strategy include:

•	Drive growth at our contracted fertility centers by providing additional management; services.

•	Expand the relationships to additional fertility centers through the sale of consumer product offerings;

•	Develop de novo vein clinics;

•	Increase the total number of patients treated;

•	Increase the penetration of our Attain IVF programs; and

•	Continue to improve operating efficiencies.

Major Events Impacting Financial Condition and Results of Operations

2011

On January 14, 2011 we announced the acquisition of Northwest Center for Reproductive Science (NCRS) for a purchase price of approximately $2.4 million.  NCRS was an established fertility practice based in the Pacific Northwest and was integrated into Seattle Reproductive Medicine, our Seattle based Partner fertility center.

On March 2, 2011, we amended our credit facility with Bank of America, N.A, TD Bank, N.A., and Webster Bank, N.A..  This amendment revised two financial covenants (Consolidated EBITDA and in the method of calculating the fixed charge covenant) to better align our credit facility with our business strategy.

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

On June 7, 2010, our Vein Clinics Division announced the planned opening of 10 new clinics across seven states, primarily in the second half of 2010 and the first quarter of 2011.

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

On January 8, 2010, we announced plans to open a new vein clinic in Columbia, Maryland in mid-2010. This was the 34th clinic in our Vein Clinics Division and added interventional radiology treatments to the full range of vein treatments provided at our existing vein clinics

Results of Operations

The following table shows the percentage of net revenues represented by various expenses and other income items reflected in our consolidated statements of operations for the three month periods ended March 31, 2011 and 2010:

	For the three-month period ended March 31,
	2011	2010
	(unaudited)
Revenues, Net
Attain Fertility Centers	75.6%	77.2%
Vein Clinics	24.4%	22.8%
Total revenues	100.0%	100.0%

Cost of services and sales
Attain Fertility Centers	68.7%	69.4%
Vein Clinics	24.0%	21.3%
	92.7%	90.7%

Contribution
Attain Fertility Centers	6.9%	7.8%
Vein Clinics	0.4%	1.5%
	7.3%	9.3%

General and administrative expenses	4.7%	5.6%
Interest income	(0.1)%	(0.1)%
Interest expense	0.2%	0.4%
Total other expenses	4.9%	5.9%

Income before income taxes	2.4%	3.4%
Income tax provision	0.9%	1.4%
Net income	1.5%	2.0%

For the three months ended March 31, 2011, total revenues were $64.3 million, an increase of approximately $7.2 million, or 12.7%, from the same period in 2010. Revenue at our Attain Fertility Centers Division revenue growth of $4.6 million was 10.3% above the same period in 2010 based on growth in both our Partner fertility centers and Attain IVF programs.  Revenue at our Vein Clinics Division was up approximately $2.7 million, or 20.6%, $1.6 million of which is as a result of expansion clinics and $1.1 million of which is a result of increases at clinics open prior to January 1, 2010.

A segment-by-segment discussion is presented below.

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

•
Cost of services equal to reimbursement for the expenses which we advance to the Partner fertility center during the month (representing substantially all of the expenses incurred by the center, except physician compensation); and

•
Our additional fees which represent our share of the net income of the Partner fertility center (which varies from 10% to 20% or a fixed amount depending on the underlying center, subject to limits in some circumstances).

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

During the first quarter 2011, revenue from our partner practices in our Attain Fertility Centers Division,  increased by $3.4 million, or 9.0%, relative to the same period in the prior year. This increase was the result of a rise in same-center revenues compared to the same period in 2010. The increased revenue from same-centers was due in part to the increased number of physicians practicing at these locations as well as facility fees earned from affiliated physicians who utilized our clinical facilities.

The table below illustrates the components of the Attain Fertility Centers revenues in relation to the Partner fertility center practice financials for the three months ended March 31, 2011 and 2010 (in thousands):

	For the three-month period ended March 31,
	2011	2010
	(unaudited)
	Providers	Providers
Partner Fertility Center Financials
(a) Patient revenue	$57,727	$51,959
(b) Cost of services	37,220	34,095
(c) Base service fee	2,898	2,682
(d) Practice contribution (a-b-c)	17,609	15,182
(e) Physician compensation	16,042	13,693
(f) IntegraMed additional fee	1,567	1,489

IntegraMed Financials
(g) IntegraMed gross revenue (b+c+f)	41,685	38,266
(h) Amortization of business service rights	(324)	(324)
(i) Other revenue	31	15
(j) IntegraMed fertility services revenue (g+h+i)	$41,392	$37,957
(k) Cost of Services	37,250	34,133
Division Overhead	2,228	769
(l) Contribution of IntegraMed Centers (j-k)	$1,914	$3,055

(i) Other revenue includes administrative fees we receive from ARTIC, the captive insurance company as well as other miscellaneous fees.

The Company’s revenue generated from the business services provided to the physician Partner clinics (line g) is comprised of the three fee components, the cost of service fee (line b), the base service fee (line c) and the additional service fee (line f).

The revenue recorded by our physician Partner clinics (line “a”) is derived from providing medical services to patients. As the exclusive service provider to these clinics, we supply the clinics with all resources necessary for the physicians to provide these medical services. In return, we receive reimbursement for the cost of these resources (line “b”) plus two additional fees (lines “c” and “f”) which are based on the performance of specific operations under the service agreement.  The residual financial results of the partner physician’s business (patient revenue, line “a”, less costs and fees of the business) (line “e”), are a right of the partner physicians (the business owners), and as such are not consolidated in the financial results of IntegraMed.

The following summarized quarterly data for the three months ended March 31, 2011 and 2010 is presented for additional analysis and demonstration of the slight seasonality of our Attain Fertility Centers Division. New patients visits are an indicator of initial patient interest in fertility treatment and IVF cases completed are an indicator of billable charges (in thousands, except new patient visits and IVF cases completed).

	Period ended March 31, 2011
	Q1 2011	Q1 2010	Change	% Change
Revenues, Net	$48,599	$44,043	$4,556	10%
Contribution	$4,435	$4,445	$(10)	(0.2%)

Partner Center Statistics:
New Patient Visits	7,639	7,041	598	9%
IVF Cases Completed	3,808	3,413	395	12%
IUI Cycles	6,017	5,723	294	5%
Attain IVF Statistics:
Applications	761	725	36	5%
Enrollments	439	361	78	22%
Pregnancies	267	216	51	24%

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

Revenues from our Attain IVF programs increased by $1.2 million, or 20.0%, for the quarter ended March 31, 2011, versus the same period in the prior year. This growth was fueled primarily by the expansion of our Multi-Cycle product offering during fiscal 2010 which helped drive enrollments and pregnancies in our Attain IVF programs to increases of 21.6% and 23.6%, respectively, during 2010 versus the prior year.

Vein Clinics Segment:

Revenues within our Vein Clinics segment are generated from direct billings to patients or their insurer for vein disease treatment services and these revenues are consolidated directly into our financials.

Revenues for the three months ended March 31, 2011 were $15.7 million, up 20.6%, or $2.7 million from 2010.  During  2011, we opened two new vein clinic locations in Deerfield, IL and Canton, CT. These additional clinics brought our total number of vein clinics to 44 as of March 31, 2011. These new vein clinics were primarily opened in the early part of 2011. The $2.7 million increase was generated from existing clinics and resulted from increased marketing, operational and service enhancement offerings.

Contribution for the three months ending March 31, 2011 was $248,000, down 71% from the same period in the prior year. This reduction is due to an additional $1.2 million of new clinic start-up losses incurred in the first three months of 2011 versus the same period in the prior year.

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

Vein Clinics Division quarterly data for the quarter ended March 31, 2011 and 2010 appear below (in thousands, except first leg starts).

	Period ended March 31, 2011
	Q1 2011	Q1 2010	Change	% Change
Revenues, Net	$15,660	$12,981	$2,679	21%
Contribution	$248	$867	$(619)	(71%)
Inquiries	5,733	5,244	489	9%
New Consultations	3,723	3,420	303	9%
First Leg Starts	2,125	1,882	243	13%

General and Administrative Expenses

General and administrative expenses are comprised of salaries and benefits, administrative, regulatory compliance and operational support costs defined as our Shared Services group, which are not specifically related to individual center or clinic operations or other product offerings.  These costs totaled $3.0 million for the three months ended March 31, 2011, a decrease from the $3.2 million recognized in the prior year. This reduction in General and Administrative costs of $0.2 million is primarily related to marketing and compensation related costs. We measure our performance in part by relating general and administrative expenses to operating contribution. For the three months ended March 31, 2011, general and administrative expenses were 64.9% of contribution compared to a ratio of 60.2% for the three months ended March 31, 2010.

Interest

Net interest expense for the three months ended March 31, 2011 was $94,000, down $110,000 from $204,000 in the prior year period. This reduction is due primarily to lower interest costs resulting from scheduled debt payments on our outstanding term loan.

Income Tax Provision

Our provision for income tax was approximately $0.6 million for the three months ended March 31, 2011, or 38.1% of pre-tax income.  This is compared to approximately $0.8 million, or 41.4% of pre-tax income during the same period last year.  Our effective tax rates for 2011 and 2010 reflect provisions for both current and deferred federal and state income taxes.  Our effective income tax rate for the three months ended March 31, 2011 and 2010 includes additional interest for uncertain tax position items.

Off-Balance Sheet Arrangements

Current accounting guidance addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance is effective for reporting periods after January 1, 2010. Both new accounting  guidance requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires consolidation if the enterprise has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and is the primary beneficiary or obligor of the VIE. As of March 31, 2011, through the acquisition of Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary and obligor of their financial results (our contract provides for us to receive any excess or deficit profits from the vein clinics). As such we have consolidated these vein clinic operations in our consolidated financial statements.  Since we do not have any financial interest in the individual fertility centers and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit profits), we do not consolidate the results of the fertility centers in our accounts. Also, since we do not have a controlling interest in, ARTIC, the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.

Liquidity and Capital Resources

As of March 31, 2011, we had approximately $45.5 million in cash and cash equivalents on hand as compared to $50.2 million at December 31, 2010. We had a working capital of approximately $13.4 million, at March 31, 2011.

Deferred revenue and other patient deposits from our Attain IVF programs, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues. These deposits totaled approximately $14.9 million and $13.7 million as of March 31, 2011 and December 31, 2010, respectively. The change in deposit balances are a direct result of patient enrollment, and through-put, in our treatment programs. These deposits are a significant source of cash flow and represent interest-free financing for us.  These funds are not restricted and the cash balances are included in our cash and cash equivalents.

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, TD Bank and Webster Bank and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of March 31, 2011, approximately $15.6 million of the $35 million line of credit was available) and a $25 million three-year term loan (of which approximately $16 million was outstanding at the date of closing). Both the term loan and the revolving credit facility mature in May 2013. Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. Commitment fees on unused portions of the revolving credit facility are also payable based on a tiered pricing structure tied to the same defined leverage ratio.

We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

During the third quarter of 2010 we also entered into an interest rate swap agreement to help manage interest rate risk. This swap will mature in the third quarter of 2013, at which time we will re-evaluate our options for managing interest rate risk.

As of March 31, 2011, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements.  However, we do anticipate upcoming capital expenditures during the normal course of business which we will be able to finance from our operating cash flows. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements.

We believe that working capital, specifically cash, remains at adequate levels to fund our operations and our commitments for fixed asset acquisitions. We also believe that the cash flows from our operations plus our available credit facility will be sufficient to provide for our future liquidity needs over the next twelve months.

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at March 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less Than			After
	Total	1 Year	1 — 3 Years	4 — 5 Years	5 Years
	(in thousands)

Notes payable	$13,583	$3,667	$9,916	$—	$—
Capital lease obligations	106	97	9	—	—
Interest on debt	904	525	379	—	—
Operating leases	74,825	8,050	31,493	7,538	27,744

Total contractual cash obligations	$89,418	$12,339	$41,797	$7,538	$27,744

	Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1 — 3 Years	4 — 5 Years	5 Years
	(in thousands)

Unused lines of credit	$35,000	$—	$35,000	$—	$—

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. We are currently subject to interest rate risk associated with our credit facilities as well as our short term investments and certain advances to our Partner Fertility Centers, some of which are tied to either short term interest rates, LIBOR or the prime rate. As of March 31, 2011, we do not believe that a one percent change in market level interest rates would have a material impact our pre-tax income.

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of March 31, 2011 (the "Evaluation Date"). Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b) Changes in internal controls

There were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are party to legal proceedings in the ordinary course of business. Please refer to Note 12 of these financial statements for additional disclosures.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index to Exhibits on Page 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	May 6, 2011	By:	INTEGRAMED AMERICA, INC. (Registrant) /s/ Timothy P. Sheehan
Timothy P. Sheehan Vice President Finance and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	CEO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2011

31.2	CFO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2011

32.1	CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2011

32.2	CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2011