Form 10-Q
period 2011-06-30
INTEGRAMED AMERICA INC
filed 2011-08-05
CIK 885988

================================================================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated filer ☐	Accelerated Filer ☒

Non-Accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on July 25, 2011 was approximately 11,844,323.

================================================================================================================================================================================

INTEGRAMED AMERICA, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations for the three and six-month periods ended June 30, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Shareholders’ Equity for the six-month periods ended June 30, 2011 (unaudited)	5

	Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010 (unaudited)	6

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25
Item 6.	Exhibits	25

SIGNATURES		26

CERTIFICATIONS PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

CERTIFICATIONS PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

INTEGRAMED AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except per share and share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$53,875	$50,183
Patient and other receivables, net	8,277	7,350
Deferred taxes	2,510	2,510
Other current assets	10,374	9,611
Total current assets	75,036	69,654

Fixed assets, net	22,189	19,264
Intangible assets, Business Service Rights, net	24,662	22,915
Goodwill	30,334	30,334
Trademarks	4,442	4,442
Other assets	2,220	2,046
Total assets	$158,883	$148,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,299	$3,626
Accrued liabilities	23,282	17,265
Current portion of long-term notes payable and other obligations	3,870	3,784
Due to Fertility Medical Practices	14,157	11,246
Attain IVF deferred revenue and other patient deposits	18,177	15,852
Total current liabilities	61,785	51,773

Deferred and other tax liabilities	2,571	2,454
Long-term notes payable and other obligations	8,993	10,908
Total liabilities	73,349	65,135

Commitments and Contingencies

Shareholders’ equity:
Common Stock, $.01 par value – 20,000,000 shares authorized at June 30, 2011 and December 31, 2010, 11,881,531 and 11,735,339 issued at June 30, 2011 and December 31, 2010, and 11,844,323 and 11,728,491 shares outstanding at June 30, 2011 and December 31, 2010, respectively	119	117
Capital in excess of par	77,458	76,483
Other comprehensive loss	(58)	(55)
Treasury stock, at cost – 37,208 and 6,848 shares at June 30, 2011 and December 31, 2010 respectively	(330)	(64)
Retained earnings	8,345	7,039
Total shareholders’ equity	85,534	83,520
Total liabilities and shareholders’ equity	$158,883	$148,655

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share amounts)
(unaudited)

	For the Three-month period Ended June 30,		For the Six-month period Ended June 30,
	2011	2010	2011	2010
Revenues, net
Attain Fertility Centers	$49,653	$45,580	$98,251	$89,624
Vein Clinics	19,398	16,188	35,059	29,168
Total revenues	69,051	61,768	133,310	118,792

Costs of services and sales
Attain Fertility Centers	45,481	41,191	89,645	80,791
Vein Clinics	18,206	14,232	33,618	26,345
Total costs of services and sales	63,687	55,423	123,263	107,136

Contribution
Attain Fertility Centers	4,172	4,389	8,606	8,833
Vein Clinics	1,192	1,956	1,441	2,823
Total contribution	5,364	6,345	10,047	11,656

General and administrative expenses	3,001	3,246	6,042	6,442
Legal Settlement	1,650	—	1,650	—
Interest income	(48)	(47)	(96)	(120)
Interest expense	131	266	273	543
Total other expenses	4,734	3,465	7,869	6,865

Income before income taxes	630	2,880	2,178	4,791
Income tax provision	282	1,264	872	2,055
Net income	$348	$1,616	$1,306	$2,736

Basic and diluted net earnings per share of Common Stock
Basic earnings per share	$0.03	$0.14	$0.11	$0.25
Diluted earnings per share	$0.03	$0.14	$0.11	$0.25

Weighted average shares – basic	11,836	11,711	11,825	10,956
Weighted average shares - diluted	11,878	11,758	11,873	11,005

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(all amounts in thousands)
(unaudited)

	Common Stock				Treasury Shares
	Shares	Amount	Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Shares	Amount	Retained Earnings	Total Equity
Balance at December 31, 2010	11,735	$117	$76,483	$(55)	(7)	$(64)	$7,039	$83,520
Stock awards granted, net	110	1	(1)	—	(30)	(266)	—	(266)
Restricted stock award and stock option expense amortization	—	—	780	—	—	—	—	780
Stock options exercised	37	1	92	—	—	—	—	93
Unrealized loss on hedging transaction, net	—	—	—	(5)	—	—	—	(5)
Tax effect of equity transactions	—	—	104	2	—	—	—	106
Net income for the six months ended June 30, 2011	—	—	—	—	—	—	1,306	1,306
Balance at June 30, 2011	11,882	$119	$77,458	$(58)	(37)	$(330)	$8,345	$85,534

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all amounts in thousands)
(unaudited)

	For the Six-month period Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,306	$2,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,935	3,384
Deferred income tax provision	223	(141)
Stock-based compensation	780	732
Changes in assets and liabilities —
Decrease (increase) in assets
Patient and other accounts receivable	(927)	(1,275)
Other current assets	(763)	(563)
Other assets	(174)	373
(Decrease) increase in liabilities
Accounts payable	(1,327)	(637)
Accrued liabilities	5,752	2,916
Due to fertility medical practices	2,911	5,487
Deferred revenue and other patient deposits	2,325	2,386
Net cash provided by operating activities	14,041	15,398

Cash flows from investing activities:
Purchase of business service rights	(2,395)	0
Purchase of fixed assets, net	(6,212)	(3,153)
Net cash used in investing activities	(8,607)	(3,153)

Cash flows from financing activities:
Debt repayments	(1,834)	(9,634)
Common Stock transactions, net	0	19,013
Proceeds from stock option exercises	92	0
Net cash (used in) provided by financing activities	(1,742)	9,379

Net increase in cash and cash equivalents	3,692	21,624
Cash and cash equivalents at beginning of period	50,183	28,865
Cash and cash equivalents at end of period	$53,875	$50,489

Supplemental Information:
Interest paid	285	536
Income taxes paid	211	1,045

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — INTERIM RESULTS:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (SEC) rules related to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position at June 30, 2011, and the consolidated results of operations and cash flows for the interim periods presented.  Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or any other period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IntegraMed America, Inc.’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.

NOTE 2 — EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2011 and 2010 is as follows (000's omitted, except for per share amounts):

	For the three-month period Ended June 30,		For the six-month period Ended June 30,
	2011	2010	2011	2010
Numerator
Net Income	$348	$1,616	$1,306	$2,736

Denominator
Weighted average shares outstanding (basic)	11,836	11,711	11,825	10,956
Effect of dilutive options and warrants	42	47	48	49
Weighted average shares and dilutive potential Common shares (diluted)	11,878	11,758	11,873	11,005

Basic earnings per share	$0.03	$0.14	$0.11	$0.25
Diluted earnings per share	$0.03	$0.14	$0.11	$0.25

For the three and six months ended June 30, 2011, options to purchase approximately 12,000 and 18,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the exercise price of the options was above the average market price of the shares of common stock.

For the three and six months ended June 30, 2010, options to purchase approximately 127,615 and 124,920 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the exercise price of the options was above the average market price of the shares of common stock.

As of June 30, 2011, there were 11,881,531 shares of common stock issued of which 11,844,323 were outstanding and 37,208 held as treasury shares.  As of December 31, 2010, there were 11,735,339 shares of common stock issued of which 11,728,491 were outstanding and 6,848 held as treasury shares.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 — SEGMENT INFORMATION:

Performance by segment, for the three and six month periods ended June 30, 2011 and 2010 are presented below (000’s omitted):

	Attain Fertility Centers	Vein Clinics	Corp G&A	Consolidated

For the three months ended June 30, 2011
Total Revenues, net	$49,653	$19,398	$—	$69,051
Cost of Services and Sales	45,481	18,206	—	63,687
Contribution	4,172	1,192	—	5,364
Operating margin	8.4%	6.1%	0.0%	7.8%

General and Administrative	—	—	3,001	3,001
Other Expense	—	—	1,650	1,650
Interest, net	(37)	—	120	83
Income before income taxes	$4,209	$1,192	$(4,771)	$630

Depreciation expense included above	$1,008	$526	$165	$1,699
Capital Expenditures	$1,104	$849	$109	$2,062
Total Assets	$44,060	$57,199	$57,624	$158,883

For the six months ended June 30, 2011
Total Revenues, net	$98,251	$35,059	$0	$133,310
Cost of Services and Sales	89,645	33,618	0	123,263
Contribution	8,606	1,441	0	10,047
Operating margin	8.8%	4.1%	0.0%	7.5%

General and Administrative	—	—	6,042	6,042
Other Expense	—	—	1,650	1,650
Interest, net	(70)	—	247	177
Income before income taxes	$8,676	$1,441	$(7,939)	$2,178

Depreciation expense included above	$1,983	$970	$334	$3,287
Capital Expenditures	$2,534	$3,384	$294	$6,212
Total Assets	$44,060	$57,199	$57,624	$158,883

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Attain Fertility Centers	Vein Clinics	Corp G&A	Consolidated

For the three months ended June 30, 2010
Total Revenues, net	$45,580	$16,188	$—	$61,768
Cost of Services and Sales	41,191	14,232	—	55,423
Contribution	4,389	1,956	—	6,345
Operating margin	9.6%	12.1%	0.0%	10.3%

General and Administrative	—	—	3,246	3,246
Interest, net	(36)	—	255	219
Income before income taxes	$4,425	$1,956	$(3,501)	$2,880

Depreciation expense included above	$939	$262	$166	$1,367
Capital Expenditures	$726	$650	$95	$1,471
Total Assets	$38,981	$52,292	$56,151	$147,424

For the six months ended June 30, 2010
Total Revenues, net	$89,624	$29,168	$—	$118,792
Cost of Services and Sales	80,791	26,345	—	107,136
Contribution	8,833	2,823	—	11,656
Operating margin	9.9%	9.7%	0.0%	9.8%

General and Administrative	—	—	6,442	6,442
Interest, net	(70)	—	493	423
Income before income taxes	$8,903	$2,823	$(6,935)	$4,791

Depreciation expense included above	$1,900	$498	$339	$2,737
Capital Expenditures	$1,720	$1,181	$252	$3,153
Total Assets	$38,981	$52,292	$56,151	$147,424

NOTE 4 – CASH AND CASH EQUIVALENTS:

To the extent that cash balances exceed short term operating needs, excess cash is invested in short term interest bearing instruments. It is our policy to restrict our investments to high-quality securities with fixed principal amounts and maturity dates of one year or less. As of June 30, 2011 and December 31, 2010, our entire cash balances were held in accounts with depository institutions or were invested in certificate of deposits and are considered cash or cash equivalents.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – PATIENT AND OTHER RECEIVABLES, NET:

Patient and other receivables are principally comprised of patient and insurance receivables from our Vein Clinics division which represent outstanding balances due for patient treatments less estimated allowances for uncollectible balances.  Reserves for uncollectable accounts are based on both historical trends and specific identification of specific accounts.  As of  June 30, 2011 and December 31, 2010, we believe that our receivable reserves were adequate to provide for any collection issues.

The composition of our patient and other receivables is as follows (000’s omitted):

	June 30,	December 31,
	2011	2010
	(unaudited)
Vein Clinic patient and insurance receivables	$9,987	$9,745
Reserve for uncollectible accounts	(1,925)	(2,492)
Subtotal Vein Clinic receivables, net	$8,062	$7,253
Other receivables	215	97
Total Patient and other receivables, net	$8,277	$7,350

NOTE 6 – DIRECT RESPONSE ADVERTISING:

Direct Response Advertising Costs are included in other current assets in the accompanying consolidated balance sheet and were $1.7 million and $1.3 million as of June 30, 2011 and December 31, 2010, respectively.  These costs consist of capitalized advertising costs which have met the criteria outlined in Accounting Standards Codification (ASC) 340, including; probable future benefit, the ability to uniquely track individual responses to specific advertisements, and the absence of material selling or marketing expenses are expected to occur after the advertisement.  These capitalized Direct Response Advertising costs are amortized and recognized as an expense over a seven or six month useful life (depending on the segment that the advertising relates to).  These amounts (which relate primarily to specific broadcast and internet based advertisements) are capitalized and begin to amortize at the time of use, based on the broadcast date or month of usage and are amortized over the expected period that revenue will be generated as a result of these costs.

NOTE 7 – INTANGIBLE ASSETS:

Business Service Rights consist of fees and expenses paid in conjunction with full service practice management contracts associated with fertility centers within our Attain Fertility Centers Division. These contracts typically have ten to 25 year initial terms with business service rights on some contracts, totaling approximately $12.1 million as of June 30, 2011, which are fully refundable to us upon contract termination and therefore are not amortized. We amortize our non-refundable Business Service Rights, with a net value of $12.6 million at June 30, 2011, over the life of the applicable contract.  Amortization expense relating to non-refundable Business Service Rights totaled $648,000 for the six month period ended June 30, 2011.

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

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – DUE TO FERTILITY MEDICAL PRACTICES:

Due to Fertility Medical Practices is comprised of the net amounts owed by us to fertility practices contracted for full service practice management services. We do not consolidate the results of the Fertility Medical Practices into our accounts (as discussed in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010). This balance is comprised of amounts due to us by the medical practices for funds which we advance for use in financing their accounts receivable and selected other transactions, less balances owed to the fertility practices by us for undistributed physician earnings and patient deposits which we hold on behalf of the fertility practices.

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

As of June 30, 2011 and December 31, 2010, Due to Fertility Medical Practices was comprised of the following balances (000’s omitted):

	June 30,	December 31,
	2011	2010
	(unaudited)
Advances to Partner fertility practices	$(17,419)	$(14,906)
Undistributed Physician Earnings	5,519	2,841
Physician Practice Patient Deposits	26,057	23,311
Due to Fertility Medical Practices, net	$14,157	$11,246

NOTE 9 – NOTES PAYABLE AND OTHER OBLIGATIONS:

Notes payable and other obligations as of June 30, 2011 and December 31, 2010 consisted of the following (000’s omitted):

	June 30,	December 31,
	2011	2010
	(unaudited)
Note payable to bank	$12,690	$14,476
Derivative fair valuation adjustment	91	87
Obligations under capital leases	82	129

Total notes payable and other obligations	$12,863	$14,692
Less — current portion	(3,870)	(3,784)

Long-term notes payable and other obligations	$8,993	$10,908

Note payable to Bank —

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, N.A., TD Bank, N.A., and Webster Bank, N.A. and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of June 30, 2011,  approximately $15.5 million of the $35 million line of credit was available) and a $25 million three-year term loan (of which approximately $15.2 million was outstanding at the closing date in May 2010). Both the term loan and the revolving credit facility mature in May 2013. Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. As of June 30, 2011, interest on the term loan was payable at a rate of approximately 3.4%. As of June 30, 2011 there was no outstanding balance on the revolving credit facility and the unused balance bore a commitment fee of 0.25%.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Our credit facility is collateralized by substantially all of our assets.  As of June 30, 2011, we were in full compliance with all of our applicable debt covenants.

NOTE 10 – STOCK-BASED EMPLOYEE COMPENSATION:

We currently have three stock option plans which have been previously approved by the stockholders.  All three plans are described more fully in Note 20 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Under these plans, stock options and stock grants may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a five or ten-year period following the date of grant.  The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions.  Under all of our plans, options and grants expire three months from the date of the holder’s termination of employment or twelve months in the event of disability or death.  As of June 30, 2011, there were 836,461 shares available for granting under these Plans.

The following table sets forth information about the weighted-average fair value of options granted in periods below. No options have been granted in either the three or six month periods ended June 30, 2011.

	For the three-month period Ended June 30,			For the six-month period Ended June 30,
	2011		2010	2011		2010
Fair value of options granted	$	N/A	5.13	$	N/A	5.13
Dividend yield		N/A	0%		N/A	0%
Expected volatility		N/A	58.2%		N/A	58.2%
Risk free interest rate		N/A	4.0%		N/A	4.0%
Expected term in years		N/A	5.0		N/A	5.0

We recognize compensation cost for stock option plans over the vesting period which approximates the service period, based on the fair value of the option as of the date of the grant.

Stock award activity for the first six months of 2011 under these plans is summarized below:

	Number of shares of Common Stock underlying options	Weighted Average Exercise Price
Options outstanding at December 31, 2010	247,986	$6.96
Granted – stock options	—	$—
Granted – stock awards	109,595	$8.76
Exercised – stock options	(36,597)	$2.54
Exercised – stock awards	(109,595)	$8.76
Canceled	(11,366)	$8.59

Options outstanding at June 30, 2011	200,023

Options exercisable at:
December 31, 2010	132,137	$5.95
June 30, 2011	117,392	$7.38

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The aggregate intrinsic value (difference between exercise price and current value of our common stock) of options outstanding and exercisable as of June 30, 2011 and December 31, 2010 was approximately $290,000 and $338,000, respectively.

We recorded a charge to earnings to recognize compensation expense related to outstanding stock options of $71,000 and $69,000 for the three-month periods ended June 30, 2011and 2010, respectively and $122,000 and $138,000 for the six-month periods ended June 30, 2011 and 2010.  As of June 30, 2011, we had approximately $359,000 of unrecognized compensation costs related to stock options which will be recognized over their remaining vesting period, which approximates the service period of 4 years.

We also issue stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers is restricted and generally vests over a period of three to five years.  We recorded a charge to earnings to recognize compensation expense related to stock grants of $356,000 and $308,000 for the three-month periods ended June 30, 2011 and 2010, respectively.  For six-month periods ended June 30, 2011 & 2010, we recorded $658,000 and $645,000, respectively.  As of June 30, 2011, we had approximately $1,447,000 of unrecognized compensation costs related to stock grants which will be recognized over their remaining vesting period, which approximates the service period.

NOTE 11 – OTHER COMPREHENSIVE LOSS:

The Company is exposed to the risk that its earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments. After the expiration of an existing interest rate swap agreement in the third quarter of 2010, we entered into another interest rate swap agreement, with a nominal value of $10 million and maturity of May 2013, which is designed to help manage the interest rate risk associated with our long term debt. As a result of the swap agreement entered into during the third quarter of 2010, our net income for the three and six months ended June 30, 2011 includes additional financing costs of approximately $22,000 and $44,000, respectively. In addition to the costs included in our reported net income, the interest rate swap is accounted for as a cash flow hedge and has also generated a non-recognized after-tax loss of approximately $58,000 as of June 30, 2011 which is reported as part of our comprehensive income.

The fair value of this hedge was calculated in accordance with ASC 820, utilizing Level 2 inputs of quoted prices for similar liabilities in active markets.

We deem this hedge to be highly effective as it shares the same amortization schedule as the underlying debt subject to the hedge and any change in fair value inversely mimics the appropriate portion of the hedged item.  As of June 30, 2011, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income for the applicable periods (000’s omitted):

	For the three-month period Ended June 30,		For the six-month period Ended June 30,
	2011	2010	2011	2010
Net income as reported	$348	$1,616	$1,306	$2,736
Unrealized gain (loss) on hedging transaction	(25)	105	(5)	210
Related Tax Benefit	9	(40)	2	(81)

Total comprehensive income	$332	$1,681	$1,303	$2,865

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On January 15, 2009, a patient of our Partner fertility center, Fertility Centers of Illinois, S.C.(“FCI”), filed suit (Heather Kornick vs. Lawrence A. Jacobs, M.D. and Fertility Centers of Illinois, S.C.), in the Circuit Court of Cook County, Illinois (the “Kornick Lawsuit”),  alleging, among other things, a failure to diagnose plaintiff's adrenal cortical carcinoma. In June 2009, plaintiff amended their complaint to add the Company and, more recently, two of the Company's nurse employees, as defendants.  The parties participated in a mediation on July 5, 2011 and have received a release from the plaintiff dated July 28, 2011, in consideration of $4.5 million, $1.65 million of which the Company is obligated to pay.  The balance of the settlement amount is the responsibility of the Company’s insurance carrier and FCI.  The Company’s obligation of $1.65 million is reflected on the financial statements for the three and six month periods ending June 30, 2011 as “Legal Settlement”.

In May 2009, a complaint entitled Sally Ware and Christopher Ware v. Daniel Baxter Whitesides and Reproductive Endocrinology Associates of Charlotte (REACh) was filed in the Superior Court Division, Mecklenburg County, State of North Carolina.  The lawsuit alleged that due to defendants’ negligence, an embryo with a genetic disease was implanted into Sally Ware which resulted in the birth of a child with cystic fibrosis.  The plaintiffs’ claims were adjudicated via binding arbitration. On April 11, 2011 the arbitration panel found no negligence on behalf of the physician and REACh, but found that plaintiffs were injured because of the negligence of a nurse who is a Company employee. The arbitrators awarded the plaintiffs $26,381 in damages for wrongful conception and $2.0 million in damages for severe emotional distress.   The insurance carrier for the physician and REACh who paid the plaintiffs approximately $1.5 million has, by letter dated April 19, 2011, demanded reimbursement from the Company of the amount paid to plaintiffs on behalf of the physician and REACh. The Company denies any obligation to reimburse the carrier and will vigorously defend any claims for such reimbursement although the Company can offer no assurances that it will be successful in defending any such claim, if brought against the Company.

The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available.  As of June 30, 2011, the Company has recorded an expense of $1.65 million  related to the Kornick Lawsuit.  Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.

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

The Attain Fertility Centers Division is comprised of 39 contracted fertility centers, located in major markets across the United States. Each contracted center is composed of a multi-physician practice with most offering multiple clinical locations in their service area.   This Division provides an array of services to contracted fertility centers ranging from consumer marketing services to complete practice management services.  The strategy of the Attain Fertility Centers Division is to support the long term growth of contracted centers by attracting and retaining new patients, expanding market share, and for our partner practices (those that we provide the full range of management service), we enable superior clinical and patient care, and increase the operational efficiency of the fertility center.  The Attain Fertility Centers Division drives growth at our contracted fertility centers through a number of business development and marketing initiatives, including our suite of Attain™ IVF programs.  The Attain™ IVF programs consist of product offerings which allow a patient to pay one fee for multiple treatment cycles and under certain programs, patients are eligible for a refund if they do not take home a baby.

Our Vein Clinics Division began operations on August 8, 2007, with the purchase of Vein Clinics of America, Inc. (“VCA”), a company that had been in business since 1981. The Vein Clinics Division currently manages a network of 45 clinics located in 14 states, which specialize in the treatment of vein disease and other vein disorders.

The primary elements of our overall business strategy include:

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

Major Events Impacting Financial Condition and Results of Operations

2011

On August 2, 2011, we amended our credit facility with Bank of America, N.A., TD Bank, N.A., and Webster Bank, N. A.,.  This amendment revised our consolidated EBITDA covenant.

On June 30, 2011, we announced the appointment of Mr. Michael C. Howe to our Board of Directors.

On March 2, 2011, we amended our credit facility with Bank of America, N.A, TD Bank, N.A., and Webster Bank, N.A.  This amendment revised two financial covenants (Consolidated EBITDA and in the method of calculating the fixed charge covenant) to better align our credit facility with our business strategy.

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

The following table shows the percentage of net revenues represented by various expenses and other income items reflected in our consolidated statements of operations for the three and six month periods ended June 30, 2011 and 2010:

	For the three-month period Ended June 30, (unaudited)		For the six-month period Ended June 30, (unaudited)
	2011	2010	2011	2010
Revenues, Net
Attain Fertility Centers	71.9%	73.8%	73.7%	75.5%
Vein Clinics	28.1%	26.2%	26.3%	24.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of services and sales
Attain Fertility Centers	65.9%	66.7%	67.2%	68.0%
Vein Clinics	26.4%	23.0%	25.2%	22.2%
Total cost of services and sales	92.2%	89.7%	92.4%	90.2%

Contribution
Attain Fertility Centers	6.0%	7.1%	6.5%	7.5%
Vein Clinics	1.7%	3.2%	1.1%	2.3%
Total contributions	7.8%	10.3%	7.6%	9.8%

General and administrative expenses	4.3%	5.3%	4.5%	5.4%
Legal Settlement	2.4%	0.0%	1.2%	0.0%
Interest income	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Interest expense	0.2%	0.4%	0.2%	0.5%
Total other expenses	6.9%	5.6%	5.9%	5.8%

Income before income taxes	0.9%	4.7%	1.8%	4.0%
Income tax provision	0.4%	2.0%	0.7%	1.7%
Net income	0.5%	2.7%	1.1%	2.3%

For the three months ended June 30, 2011, total revenues were $69.1 million, an increase of approximately $7.3 million, or 11.8%, from the same period in 2010. Revenue growth at our Attain Fertility Centers Division growth of $4.1 million was 8.9% above the same period in 2010 based on growth in both our Partner fertility centers and Attain IVF programs.  Revenue at our Vein Clinics Division was up approximately $3.2 million, or 19.8%.

For the six months ended June 30, 2011, total revenues were $133.3 million, an increase of approximately $14.5 million, or 12.2%, from the same period in 2010. Revenue growth at our Attain Fertility Centers Division of $8.6 million was 9.6% above the same period in 2010 based on growth in both our Partner fertility centers and Attain IVF programs.  Revenue at our Vein Clinics Division was up approximately $5.9 million, or 20.2%.

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

During the quarter ended June 30, 2011, revenue from our partner practices in our Attain Fertility Centers Division,  increased by $3.5 million, or 9.0%, relative to the same period in the prior year. This increase was the result of a rise in same-center revenues compared to the same period in 2010. The increased revenue from same-centers was due in part to the increased number of physicians practicing at these locations as well as facility fees earned from affiliated physicians who utilized our clinical facilities.

The table below illustrates the components of the Attain Fertility Centers revenues in relation to the Partner fertility center practice financials for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	For the three-month period Ended June 30,		For the six-month period Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Physician Financials
(a) Patient revenue	$60,714	$54,932	$118,441	$106,891
(b) Cost of services	37,739	34,790	74,960	68,886
(c) Base service fee	2,974	2,765	5,872	5,446
(d) Practice contribution (a-b-c)	20,001	17,377	37,609	32,559
(e) Physician compensation	18,335	16,003	34,377	29,696
(f) IntegraMed additional fee	1,666	1,374	3,232	2,863

IntegraMed Financials
(g) IntegraMed gross revenue (b+c+f)	42,379	38,929	84,064	77,195
(h) Amortization of business service rights	(324)	(324)	(648)	(647)
(i) Other revenue	31	15	62	15
(j) IntegraMed fertility services revenue (g+h+i)	42,086	38,620	83,478	76,563
(k) Costs of services	37,771	34,830	75,021	68,963
(l) Division Overhead	2,010	1,546	4,239	3,024
(m) Contribution of IntegraMed Centers (j-k-l)	$2,305	$2,244	$4,218	$4,576

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

The following summarized quarterly data for the three month and year to date periods ended June 30, 2011 and 2010 is presented for additional analysis and demonstration of the slight seasonality of our Attain Fertility Centers Division. New patients visits are an indicator of initial patient interest in fertility treatment and IVF cases completed are an indicator of billable charges (in thousands, except new patient visits and IVF cases completed).

	Q2 2011	Q2 2010	Change	% Change	YTD 2011	YTD 2010	Change	% Change
Revenues (000’s)	$49,653	$45,580	$4,073	8.9%	$98,251	$89,624	$8,627	9.6%
Operating Income (000’s)	$4,172	$4,389	$(217)	(4.9%)	$8,606	$8,833	$(227)	(2.6%)
Partner Centers Statistics
New Patient Visits	7,458	7,161	297	4.2%	15,101	14,462	639	4.4%
IVF Cycles	3,886	3,558	328	9.2%	7,695	7,048	647	9.2%
IUI Cycles	6,410	6,259	151	2.4%	12,427	12,241	186	1.5%
Attain Statistics
Applications	719	799	(80)	(10.0%)	1,480	1,524	(44)	(2.9%)
Enrollments	457	433	24	5.5%	896	794	102	12.8%
Pregnancies	269	262	7	2.7%	534	478	56	11.8%

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

Revenues from our Attain IVF programs increased by $0.6 million, or 9.5% for the quarter ended June 30, 2011, versus the same period in the prior year. This growth was fueled primarily by the expansion of our Multi-Cycle product offering launched during fiscal 2010 which helped drive enrollments and pregnancies in our Attain IVF programs.

Vein Clinics Segment:

Revenues within our Vein Clinics segment are generated from direct billings to patients or their insurer for vein disease treatment services and these revenues are consolidated directly into our financials.

Revenues for the three months ended June 30, 2011 were $19.4 million, up 19.8%, or $3.2 million from 2010.  During the first six months of 2011, we opened three new vein clinic locations in Deerfield, IL, Canton, CT, and Exton, PA. These additional clinics brought our total number of vein clinics to 45 as of June 30, 2011.

Contribution for the three months ending June 30, 2011 was $1.2 million, down 39.1% from the same period in the prior year. This reduction is due to an additional $1.6 million of new clinic start-up losses incurred in the first six months of 2011 versus the same period in the prior year.

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

Vein Clinics Division data for the three and six month periods ended June 30, 2011 and 2010 appear below (in thousands, except first leg starts).

	Q2 2011	Q2 2010	Change	% Change	YTD 2011	YTD 2010	Change	% Change
Revenues (000’s)	$19,398	$16,188	$3,210	19.8%	$35,059	$29,168	$5,891	20.2%
Operating Income (000’s)	$1,192	$1,956	$(764)	(39.1%)	$1,441	$2,823	$(1,382)	(49.0%)
Inquiries	8,912	7,347	1,565	21.3%	14,353	12,577	1,776	14.1%
New Consultations	5,604	4,541	1,063	23.4%	9,156	7,950	1,206	15.2%
First Leg Starts	2,759	2,307	452	20.0%	4,787	4,192	595	14.2%

General and Administrative Expenses

General and administrative expenses are comprised of salaries and benefits, administrative, regulatory compliance and operational support costs defined as our Shared Services group, which are not specifically related to individual center or clinic operations or other product offerings.  These costs totaled $3.0 million for the three months ended June 30, 2011, a decrease from the $3.2 million recognized in the prior year. This reduction in General and Administrative costs of $0.2 million is primarily related to marketing and compensation related costs. For the first six months of 2011, G&A expenses totaled $6.0 million, down slightly from $6.4 million in the prior year.  We measure our performance in part by relating general and administrative expenses to operating contribution. For the three and six months ended June 30, 2011, general and administrative expenses were 55.9% and 60.1%,  respectively,  compared to 51.2% and 55.3% of contribution for the three and six months ended June 30, 2010.

Legal Settlement

 In the second quarter of 2011, the Company incurred a charge of $1.65 million related to the settlement of Heather Kornick vs. Lawrence A. Jacobs, M.D. and Fertility Centers of Illinois, S.C. a case related to our Chicago based fertility practice.  The $1.65 million expense is the Company’s share of the overall $4.5 million settlement.  As of June 30, 2011, the expense had not yet been paid in cash and is included in Accrued Liabilities on the Company’s Consolidated Balance Sheet.

Interest

Interest expense for the three months ended June 30, 2011 was $131,000, down $135,000 from $266,000 in the prior year period. This reduction is due primarily to lower interest costs resulting from scheduled debt payments on our outstanding term loan.

Income Tax Provision

Our provision for income tax was approximately $0.3 million and $0.9 million for the three and six months ended June 30, 2011, or 44.8% and 40.0%, respectively, of pre-tax income.  This is compared to approximately $1.3 million and $2.1 million, or 43.9% and 42.9%, respectively, of pre-tax income during the same period last year.  Our effective tax rates for 2011 and 2010 reflect provisions for both current and deferred federal and state income taxes.  Our effective income tax rate for the three months ended June 30, 2011 and 2010 includes additional interest for uncertain tax position items.

Off-Balance Sheet Arrangements

Current accounting guidance addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance is effective for reporting periods after January 1, 2010. The new accounting  guidance requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires consolidation if the enterprise has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and is the primary beneficiary or obligor of the VIE. As of June 30, 2011, through the acquisition of Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary and obligor of their financial results (our contract provides for us to receive any excess or deficit profits from the vein clinics). As such we have consolidated these vein clinic operations in our consolidated financial statements.  Since we do not have any financial interest in the individual fertility centers and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit profits), we do not consolidate the results of the fertility centers in our accounts. Also, since we do not have a controlling interest in, ARTIC, the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.

Liquidity and Capital Resources

As of June 30, 2011, we had approximately $53.9 million in cash and cash equivalents on hand as compared to $50.2 million at December 31, 2010. We had a working capital of approximately $13.3 million, at June 30, 2011.

Deferred revenue and other patient deposits from our Attain IVF programs, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues. These deposits totaled approximately $16.0 million and $13.7 million as of June 30, 2011 and December 31, 2010, respectively. The change in deposit balances are a direct result of patient enrollment, and through-put, in our treatment programs. These deposits are a significant source of cash flow and represent interest-free financing for us.  These funds are not restricted and the cash balances are included in our cash and cash equivalents.

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, TD Bank and Webster Bank and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of June 30, 2011, approximately $15.5 million of the $35 million line of credit was available) and a $25 million three-year term loan (of which approximately $15.2 million was outstanding at the date of closing). Both the term loan and the revolving credit facility mature in May 2013. Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. Commitment fees on unused portions of the revolving credit facility are also payable based on a tiered pricing structure tied to the same defined leverage ratio.

As of June 30, 2011, we were in full compliance with all of our applicable debt covenants.  On August 2, 2011, we amended our credit facility to modify the covenant related to “Minimum Consolidated EBITDA”, for the fiscal quarter ending June 30, 2011 and each fiscal quarter going forward, such that amounts related to the settlement of Heather Kornick vs. Lawrence A. Jacobs, M.D. and Fertility Centers of Illinois, S.C., up to $1.65 million are excluded from the calculation.

We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

During the third quarter of 2010 we also entered into an interest rate swap agreement to help manage interest rate risk. This swap will mature in the third quarter of 2013, at which time we will re-evaluate our options for managing interest rate risk.

As of June 30, 2011, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements.  However, we do anticipate upcoming capital expenditures during the normal course of business which we will be able to finance from our operating cash flows. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements.

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

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at June 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (000’s omitted)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Notes payable	$12,781	$3,788	$8,993	$—	$—
Line of credit outstanding	—	—	—	—	—
Capital lease obligations	82	82	0	—	—
Interest on debt	581	371	210	—
Operating leases	74,491	5,105	32,040	7,914	29,432
Total contractual cash obligations	$87,935	$9,346	$41,243	$7,914	$29,432

	Amount of Commitment Expiration per Period (000’s omitted)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Unused lines of credit	$35,000	$—	$35,000	$—	$—

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. We are currently subject to interest rate risk associated with our credit facilities as well as our short term investments and certain advances to our Partner Fertility Centers, some of which are tied to either short term interest rates, LIBOR or the prime rate. As of June 30, 2011, we do not believe that a one percent change in market level interest rates would have a material impact our pre-tax income.

Item 4.                      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of June 30, 2011 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

Date	August 5, 2011	By:	INTEGRAMED AMERICA, INC. (Registrant) /s/Timothy P. Sheehan
Timothy P. Sheehan Vice President Finance and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.2	By-laws of IntegraMed filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.
10.66
Second Amendment to Third Amended and Restated Loan Agreement, dated as of August 2, 2011, by and among IntegraMed, Bank of America,  as Administrative Agent, Swing Line Lender and L/C Issuer and the lenders named therein.

31.1	CEO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2011

31.2	CFO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2011

32.1	CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2011

32.2	CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2011
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Document
101. LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Extension Presentation Document