Form 10-Q
period 2011-09-30
INTEGRAMED AMERICA INC
filed 2011-11-08
CIK 885988

===========================================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on October 21, 2011 was approximately 11,844,000.

==========================================================================================================================================================

INTEGRAMED AMERICA, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Shareholders’ Equity for the nine-month period ended September 30, 2011 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010 (unaudited)	6

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25
Item 6.	Exhibits	25

SIGNATURES		26

CERTIFICATIONS PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

CERTIFICATIONS PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

INTEGRAMED AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except per share and share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,441	$50,183
Patient and other receivables, net	7,712	7,350
Deferred taxes	2,178	2,510
Other current assets	9,903	9,611
Total current assets	74,234	69,654

Fixed assets, net	22,169	19,264
Intangible assets, Business Service Rights, net	24,365	22,915
Goodwill	30,334	30,334
Trademarks	4,442	4,442
Other assets	2,085	2,046
Total assets	$157,629	$148,655
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,512	$3,626
Accrued liabilities	20,481	17,265
Current portion of long-term notes payable and other obligations	3,846	3,784
Due to Fertility Medical Practices	13,520	11,246
Attain IVF deferred revenue and other patient deposits	17,939	15,852
Total current liabilities	58,298	51,773

Deferred and other tax liabilities	4,004	2,454
Long-term notes payable and other obligations	8,095	10,908
Total liabilities	70,397	65,135

Commitments and Contingencies

Shareholders’ equity:
Common Stock, $.01 par value – 20,000,000 shares authorized at September 30, 2011 and December 31, 2010, 11,881,531 and 11,735,339 issued at September 30, 2011 and December 31, 2010, and 11,844,323 and 11,728,491 shares outstanding at September 30, 2011 and December 31, 2010, respectively	119	117
Capital in excess of par	77,711	76,483
Other comprehensive loss	(55)	(55)
Treasury stock, at cost – 37,208 and 6,848 shares at September 30, 2011 and December 31, 2010 respectively	(330)	(64)
Retained earnings	9,787	7,039
Total shareholders’ equity	87,232	83,520
Total liabilities and shareholders’ equity	$157,629	$148,655
See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC,
CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share amounts)
(unaudited)

	For the Three-month period Ended September 30,		For the Nine-month period Ended September 30,
	2011	2010	2011	2010
Revenues, net
Attain Fertility Centers	$50,816	$45,899	$149,067	$135,523
Vein Clinics	18,581	14,658	53,640	43,826
Total revenues	69,397	60,557	202,707	179,349

Costs of services and sales
Attain Fertility Centers	46,160	41,263	135,805	122,053
Vein Clinics	18,038	14,546	51,656	40,891
Total costs of services and sales	64,198	55,809	187,461	162,944

Contribution
Attain Fertility Centers	4,656	4,636	13,262	13,470
Vein Clinics	543	112	1,984	2,935
Total contribution	5,199	4,748	15,246	16,405

General and administrative expenses	2,715	2,961	8,757	9,403
Legal Settlement	—	—	1,650	—
Interest income	(45)	(33)	(142)	(103)
Interest expense	126	192	400	685
Total other expenses, net	2,796	3,120	10,665	9,985

Income before income taxes	2,403	1,628	4,581	6,420
Income tax provision	962	529	1,833	2,585
Net income	$1,441	$1,099	$2,748	$3,835

Basic and diluted net earnings per share of Common Stock
Basic earnings per share	$0.12	$0.09	$0.23	$0.34
Diluted earnings per share	$0.12	$0.09	$0.23	$0.34

Weighted average shares – basic	11,844	11,718	11,831	11,264
Weighted average shares - diluted	11,865	11,771	11,869	11,314

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(all amounts in thousands)
(unaudited)

	Common Stock				Treasury Shares
	Shares	Amount	Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Shares	Amount	Retained Earnings	Total Equity

Balance at December 31, 2010	11,735	$117	$76,483	$(55)	(7)	$(64)	$7,039	$83,520
Stock awards granted, net	110	1	(1)	—	(30)	(266)	—	(266)
Restricted stock award and stock option expense amortization	—	—	1,033	—	—	—	—	1,033
Stock options exercised	37	1	92	—	—	—	—	93
Unrealized loss on hedging transaction, net	—	—	—	(1)	—	—	—	(1)
Tax effect of equity transactions	—	—	104	1	—	—	—	105
Net income for the nine months ended September 30, 2011	—	—	—	—	—	—	2,748	2,748
Balance at September 30, 2011	11,882	$119	$77,711	$(55)	(37)	$(330)	$9,787	$87,232

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all amounts in thousands)
(unaudited)

	For the Nine-month period Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,748	$3,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,284	5,079
Deferred income tax provision	1,986	93
Stock-based compensation	1,033	1,071
Changes in assets and liabilities —
Decrease (increase) in assets
Patient and other accounts receivable	(362)	(440)
Other current assets	(292)	(1,937)
Other assets	(39)	342
(Decrease) increase in liabilities
Accounts payable	(1,114)	(7)
Accrued liabilities	2,951	1,887
Due to fertility medical practices	2,274	6,018
Deferred revenue and other patient deposits	2,087	3,223
Net cash provided by operating activities	17,556	19,164

Cash flows from investing activities:
Purchase of business service rights	(2,422)	—
Purchase of fixed assets, net	(8,217)	(4,525)
Net cash used in investing activities	(10,639)	(4,525)

Cash flows from financing activities:
Debt repayments	(2,751)	(10,423)
Common Stock transactions, net	—	19,092
Proceeds from stock option exercises	92	—
Net cash (used in) provided by financing activities	(2,659)	8,669

Net increase in cash and cash equivalents	4,258	23,308
Cash and cash equivalents at beginning of period	50,183	28,865
Cash and cash equivalents at end of period	$54,441	$52,173

Supplemental Information:
Interest paid	403	780
Income taxes paid	347	2,172

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — INTERIM RESULTS:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (SEC) rules related to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position at September 30, 2011, and the consolidated results of operations and cash flows for the interim periods presented.  Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or any other period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IntegraMed America, Inc.’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.

NOTE 2 — EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2011 and 2010 is as follows (000's omitted, except for per share amounts):

	For the three-month period Ended September 30,		For the nine-month period Ended September 30,
	2011	2010	2011	2010
Numerator
Net Income	$1,441	$1,099	$2,748	$3,835

Denominator
Weighted average shares outstanding (basic)	11,844	11,718	11,831	11,264
Effect of dilutive options and warrants	21	53	38	50
Weighted average shares and dilutive potential Common shares (diluted)	11,865	11,771	11,869	11,314

Basic earnings per share	$0.12	$0.09	$0.23	$0.34
Diluted earnings per share	$0.12	$0.09	$0.23	$0.34

For the three and nine months ended September 30, 2011, options to purchase approximately 66,000 and 16,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the exercise price of the options was above the average market price of the shares of common stock.

For the three and nine months ended September 30, 2010, options to purchase approximately 18,321 and 131,458 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the exercise price of the options was above the average market price of the shares of common stock.

As of September 30, 2011, there were 11,881,531 shares of common stock issued of which 11,844,323 were outstanding and 37,208 held as treasury shares.  As of December 31, 2010, there were 11,735,339 shares of common stock issued of which 11,728,491 were outstanding and 6,848 held as treasury shares.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 — SEGMENT INFORMATION:

Performance by segment, for the three and nine month periods ended September 30, 2011 and 2010 are presented below (000’s omitted):

	Attain Fertility Centers	Vein Clinics	Corp G&A	Consolidated

For the three months ended September 30, 2011
Total Revenues, net	$50,816	$18,581	$—	$69,397
Cost of Services and Sales	46,160	18,038	—	64,198
Contribution	4,656	543	—	5,199
Operating margin	9.2%	2.9%	0.0%	7.5%

General and Administrative	—	—	2,715	2,715
Interest, net	68	—	13	81
Income before income taxes	$4,588	$543	$(2,728)	$2,403

Depreciation expense included above	$1,304	$553	$169	$2,026
Capital Expenditures	$806	$923	$277	$2,006
Total Assets	$42,601	$56,998	$58,030	$157,629

For the nine months ended September 30, 2011
Total Revenues, net	$149,067	$53,640	$—	$202,707
Cost of Services and Sales	135,805	51,656	—	187,461
Contribution	13,262	1,984	—	15,246
Operating margin	8.9%	3.7%	0.0%	7.5%

General and Administrative	—	—	8,757	8,757
Other Expense	—	—	1,650	1,650
Interest, net	—	—	258	258
Income before income taxes	$13,262	$1,984	$(10,665)	$4,581

Depreciation expense included above	$3,287	$1,522	$503	$5,312
Capital Expenditures	$3,339	$4,307	$571	$8,217
Total Assets	$42,601	$56,998	$58,030	$157,629

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Attain Fertility Centers	Vein Clinics	Corp G&A	Consolidated

For the three months ended September 30, 2010
Total Revenues, net	$45,899	$14,658	$—	$60,557
Cost of Services and Sales	41,263	14,546	—	55,809
Contribution	4,636	112	—	4,748
Operating margin	10.1%	0.8%	—%	7.8%

General and Administrative	—	—	2,961	2,961
Interest, net	(33)	—	192	159
Income before income taxes	$4,669	$112	$(3,153)	$1,628

Depreciation expense included above	$933	$287	$151	$1,371
Capital Expenditures	$385	$820	$167	$1,372
Total Assets	$40,395	$52,402	$56,301	$149,098

For the nine months ended September 30, 2010
Total Revenues, net	$135,523	$43,826	$—	$179,349
Cost of Services and Sales	122,053	40,891	—	162,944
Contribution	13,470	2,935	—	16,405
Operating margin	9.9%	6.7%	—%	9.1%

General and Administrative	—	—	9,403	9,403
Interest, net	(103)	—	685	582
Income before income taxes	$13,573	$2,935	$(10,088)	$6,420

Depreciation expense included above	$2,833	$785	$490	$4,108
Capital Expenditures	$2,105	$2,001	$419	$4,525
Total Assets	$40,395	$52,402	$56,301	$149,098

NOTE 4 – CASH AND CASH EQUIVALENTS:

To the extent that cash balances exceed short term operating needs, excess cash is invested in short term interest bearing instruments. It is our policy to restrict our investments to high-quality securities with fixed principal amounts and maturity dates of one year or less. As of September 30, 2011 and December 31, 2010, our entire cash balances were held in accounts with depository institutions or were invested in certificate of deposits and are considered cash or cash equivalents.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – PATIENT AND OTHER RECEIVABLES, NET:

Patient and other receivables are principally comprised of patient and insurance receivables from our Vein Clinics division which represent outstanding balances due for patient treatments less estimated allowances for uncollectible balances.  Reserves for uncollectable accounts are based on both historical trends and specific identification of specific accounts.  As of September 30, 2011 and December 31, 2010, we believe that our receivable reserves were adequate to provide for any collection issues.

The composition of our patient and other receivables is as follows (000’s omitted):

	September 30,	December 31,
	2011	2010
	(unaudited)
Vein Clinic patient and insurance receivables	$8,603	$9,745
Reserve for uncollectible accounts	(1,051)	(2,492)
Subtotal Vein Clinic receivables, net	$7,552	$7,253
Other receivables	160	97
Total Patient and other receivables, net	$7,712	$7,350

NOTE 6 – DIRECT RESPONSE ADVERTISING:

Direct Response Advertising Costs are included in other current assets in the accompanying consolidated balance sheet and were $2.3 million and $1.3 million as of September 30, 2011 and December 31, 2010, respectively.  These costs consist of capitalized advertising costs which have met the criteria outlined in Accounting Standards Codification (ASC) 340, including; probable future benefit, the ability to uniquely track individual responses to specific advertisements, and the absence of material selling or marketing expenses are expected to occur after the advertisement.  These capitalized Direct Response Advertising costs are amortized and recognized as an expense over a seven or six month useful life (depending on the segment that the advertising relates to).  These amounts (which relate primarily to specific broadcast and internet based advertisements) are capitalized and begin to amortize at the time of use, based on the broadcast date or month of usage and are amortized over the expected period that revenue will be generated as a result of these costs.

NOTE 7 – INTANGIBLE ASSETS:

Business Service Rights consist of fees and expenses paid in conjunction with full service practice management contracts associated with fertility centers within our Attain Fertility Centers Division. These contracts typically have ten to 25 year initial terms with business service rights on some contracts, totaling approximately $12.1 million as of September 30, 2011, which are fully refundable to us upon contract termination and therefore are not amortized. We amortize our non-refundable Business Service Rights, with a net value of $12.3 million at September 30, 2011, over the life of the applicable contract.  Amortization expense relating to non-refundable Business Service Rights totaled $324,000 and $972,000 for the three and nine month periods ended September 30, 2011 and September 30, 2010, respectively.

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

While we are responsible for the management and collection of the fertility practices’ accounts receivable, as part of the business services we provide, the credit and collection risk for these receivables remains with the fertility practice.  We generally finance the receivables with full recourse.  Amounts financed relating to uncollectible accounts are recovered from the fertility practice in the month uncollectible reserves are established or accounts are written-off.

As of September 30, 2011 and December 31, 2010, Due to Fertility Medical Practices was comprised of the following balances (000’s omitted):

	September 30,	December 31,
	2011	2010
	(unaudited)

Advances to Partner fertility practices	$(18,140)	$(14,906)
Undistributed Physician Earnings	5,163	2,841
Physician Practice Patient Deposits	26,497	23,311
Due to Fertility Medical Practices, net	$13,520	$11,246

NOTE 9 – NOTES PAYABLE AND OTHER OBLIGATIONS:

Notes payable and other obligations as of September 30, 2011 and December 31, 2010 consisted of the following (000’s omitted):

	September 30,	December 31,
	2011	2010
	(unaudited)
Note payable to bank	$11,797	$14,476
Derivative fair valuation adjustment	86	87
Obligations under capital leases	58	129

Total notes payable and other obligations	$11,941	$14,692
Less — current portion	(3,846)	(3,784)

Long-term notes payable and other obligations	$8,095	$10,908

Note payable to Bank —

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, N.A., TD Bank, N.A., and Webster Bank, N.A. and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of September 30, 2011,  approximately $13.1 million of the $35 million line of credit was available) and a $25 million three-year term loan (of which approximately $15.2 million was outstanding at the closing date in May 2010). Both the term loan and the revolving credit facility mature in May 2013. Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. As of September 30, 2011, interest on the term loan was

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

payable at a rate of approximately 3.5%. As of September 30, 2011 there was no outstanding balance on the revolving credit facility and the unused balance bore a commitment fee of 0.25%.

Our credit facility is collateralized by substantially all of our assets.  As of September 30, 2011, we were in full compliance with all of our applicable debt covenants.

NOTE 10 – STOCK-BASED EMPLOYEE COMPENSATION:

We currently have three stock option plans which have been previously approved by the stockholders.  All three plans are described more fully in Note 20 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Under these plans, stock options and stock grants may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a five or ten-year period following the date of grant.  The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions.  Under all of our plans, options and grants expire three months from the date of the holder’s termination of employment or twelve months in the event of disability or death.  As of September 30, 2011, there were 830,875 shares available for granting under these Plans.

The following table sets forth information about the weighted-average fair value of options granted in periods below. No options have been granted in either the three or nine month periods ended September 30, 2011.

	For the three-month period Ended September 30,		For the nine-month period Ended September 30,
	2011	2010	2011	2010

Fair value of options granted	$—	$4.96	$—	$5.11
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	48.4%	—%	57.4%
Risk free interest rate	—%	2.5%	—%	3.9%
Expected term in years	—	5.0	—	5.0

We recognize compensation cost for stock option plans over the vesting period which approximates the service period, based on the fair value of the option as of the date of the grant.

Stock award activity for the first nine months of 2011 under these plans is summarized below:

	Number of shares of Common Stock underlying options	Weighted Average Exercise Price

Options outstanding at December 31, 2010	247,986	$6.96
Granted – stock options	—	$—
Granted – stock awards	122,366	8.66
Exercised – stock options	(36,597)	2.54
Exercised – stock awards	(122,366)	8.66
Canceled	(23,840)	8.33

Options outstanding at September 30, 2011	187,549

Options exercisable at:
December 31, 2010	132,137	$5.95
September 30, 2011	128,826	$7.46

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The aggregate intrinsic value (difference between exercise price and current value of our common stock) of options outstanding and exercisable as of September 30, 2011 and December 31, 2010 was approximately $260,000 and $338,000, respectively.

We recorded a charge to earnings to recognize compensation expense related to outstanding stock options of $16,000 and $69,000 for the three-month periods ended September 30, 2011and 2010, respectively and $138,000 and $207,000 for the nine-month periods ended September 30, 2011 and 2010.  As of September 30, 2011, we had approximately $298,000 of unrecognized compensation costs related to stock options which will be recognized over their remaining vesting period, which approximates the service period of 4 years.

We also issue stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers is restricted and generally vests over a period of three to five years.  We recorded a charge to earnings to recognize compensation expense related to stock grants of $237,000 and $270,000 for the three-month periods ended September 30, 2011 and 2010, respectively.  For nine-month periods ended September 30, 2011 and 2010, we recorded $895,000 and $864,000, respectively.  As of September 30, 2011, we had approximately $1,255,000 of unrecognized compensation costs related to stock grants which will be recognized over their remaining vesting period, which approximates the service period of three to five years.

NOTE 11 – OTHER COMPREHENSIVE LOSS:

The Company is exposed to the risk that its earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments. After the expiration of an existing interest rate swap agreement in the third quarter of 2010, we entered into another interest rate swap agreement, with a nominal value of $10 million and maturity of May 2013, which is designed to help manage the interest rate risk associated with our long term debt. As a result of the swap agreement entered into during the third quarter of 2010, our net income for the three and nine months ended September 30, 2011 includes additional financing costs of approximately $21,000 and $65,000, respectively. In addition to the costs included in our reported net income, the interest rate swap is accounted for as a cash flow hedge and has also generated a non-recognized after-tax loss of approximately $53,000 as of September 30, 2011 which is reported as part of our comprehensive income.

The fair value of this hedge was calculated in accordance with ASC 820, utilizing Level 2 inputs of quoted prices for similar liabilities in active markets.

We deem this hedge to be highly effective as it shares the same amortization schedule as the underlying debt subject to the hedge and any change in fair value inversely mimics the appropriate portion of the hedged item.  As of September 30, 2011, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income for the applicable periods (000’s omitted):

	For the three-month period Ended September 30,		For the nine-month period Ended September 30,
	2011	2010	2011	2010

Net income as reported	$1,441	$1,099	$2,748	$3,835
Unrealized gain (loss) on hedging transaction (net)	3	(23)	0	106

Total comprehensive income	$1,444	$1,076	$2,748	$3,941

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

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On January 15, 2009, a patient of our Partner fertility center, Fertility Centers of Illinois, S.C.(“FCI”), filed suit (Heather Kornick vs. Lawrence A. Jacobs, M.D. and Fertility Centers of Illinois, S.C.), in the Circuit Court of Cook County, Illinois (the “Kornick Lawsuit”),  alleging, among other things, a failure to diagnose plaintiff's adrenal cortical carcinoma. In June 2009, plaintiff amended their complaint to add the Company and, more recently, two of the Company's nurse employees, as defendants.  The parties participated in a mediation on July 5, 2011 and have received a release from the plaintiff dated July 28, 2011, in consideration of $4.5 million, $1.65 million of which the Company is obligated to pay.  The balance of the settlement amount is the responsibility of the Company’s insurance carrier and FCI.  The Company paid the settlement in the quarter ended September 30, 2011 and considers this case to now be resolved.

In May 2009, a complaint entitled Sally Ware and Christopher Ware v. Daniel Baxter Whitesides and Reproductive Endocrinology Associates of Charlotte (REACh) was filed in the Superior Court Division, Mecklenburg County, State of North Carolina.  The lawsuit alleged that due to defendants’ negligence, an embryo with a genetic disease was implanted into Sally Ware which resulted in the birth of a child with cystic fibrosis.  The plaintiffs’ claims were adjudicated via binding arbitration. On April 11, 2011 the arbitration panel found no negligence on behalf of the physician and REACh, but found that plaintiffs were injured because of the negligence of a nurse who is a Company employee. The arbitrators awarded the plaintiffs $26,381 in damages for wrongful conception and $2.0 million in damages for severe emotional distress.   The insurance carrier for the physician and REACh who paid the plaintiffs approximately $1.5 million has filed a lawsuit against the Company in September 2011 in the General Court of Justice, Superior Court Division, Guildford County, South Carolina in which the carrier is claiming, among other things, a willful refusal of the Company to indemnify carrier under the management agreement between REACh and the Company as a result of payments made by the carrier to the Wares as a result of the arbitral award.  We have retained North Carolina counsel and will vigorously defend the claims based on meritorious defenses.

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

NOTE 13 – RECENT ISSUED ACCOUNTING GUIDANCE:

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for the Company in 2012 and will be applied retrospectively. This amendment will not change the manner in which the Company presents comprehensive income.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08), Testing Goodwill for Impairment. This update allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of adopting the provisions of ASU 2011-08.

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

The Attain Fertility Centers Division is comprised of 38 contracted fertility centers, located in major markets across the United States. Each contracted center is composed of a multi-physician practice with most offering multiple clinical locations in their service area.   This Division provides an array of services to contracted fertility centers ranging from consumer marketing services to complete practice management services.  The strategy of the Attain Fertility Centers Division is to support the long term growth of contracted centers by attracting and retaining new patients, expanding market share, and for our partner practices (those that we provide the full range of management service), we enable superior clinical and patient care, and increase the operational efficiency of the fertility center.  The Attain Fertility Centers Division drives growth at our contracted fertility centers through a number of business development and marketing initiatives, including our suite of Attain™ IVF programs.  The Attain™ IVF programs consist of product offerings which allow a patient to pay one fee for multiple treatment cycles and under certain programs, patients are eligible for a refund if they do not take home a baby.

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

Major Events Impacting Financial Condition and Results of Operations

2011

On September 28, 2011, we announced the appointment of Mr. Timothy P. Sheehan to the role of Senior Vice President and Chief Financial Officer.

On August 2, 2011, we amended our credit facility with Bank of America, N.A., TD Bank, N.A., and Webster Bank, N. A.  This amendment revised our consolidated EBITDA covenant.

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

The following table shows the percentage of net revenues represented by various expenses and other income items reflected in our consolidated statements of operations for the three and nine month periods ended September 30, 2011 and 2010:

	For the three-month period Ended September 30, (unaudited)		For the nine-month period Ended September 30, (unaudited)
	2011	2010	2011	2010

Revenues, Net
Attain Fertility Centers	73.2%	75.8%	73.5%	75.6%
Vein Clinics	26.8%	24.2%	26.5%	24.4%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of services and sales
Attain Fertility Centers	66.5%	68.1%	67.0%	68.1%
Vein Clinics	26.0%	24.0%	25.5%	22.8%
Total cost of services and sales	92.5%	92.2%	92.5%	90.9%

Contribution
Attain Fertility Centers	6.7%	7.7%	6.5%	7.5%
Vein Clinics	0.8%	0.2%	1.0%	1.6%
Total contributions	7.5%	7.8%	7.5%	9.1%

General and administrative expenses	3.9%	4.9%	4.3%	5.2%
Legal Settlement	0.0%	0.0%	0.8%	0.0%
Interest income	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Interest expense	0.2%	0.3%	0.2%	0.4%
Total other expenses	4.0%	5.2%	5.3%	5.5%

Income before income taxes	3.5%	2.7%	2.3%	3.6%
Income tax provision	1.4%	0.9%	0.9%	1.4%
Net income	2.1%	1.8%	1.4%	2.2%

For the three months ended September 30, 2011, total revenues were $69.4 million, an increase of approximately $8.8 million, or 14.6%, from the same period in 2010. Revenue growth at our Attain Fertility Centers Division of $4.9 million was 10.7% above the same period in 2010 based on growth in both our Partner fertility centers and Attain IVF programs.  Revenue at our Vein Clinics Division was up approximately $3.9 million, or 26.8%.

For the nine months ended September 30, 2011, total revenues were $202.7 million, an increase of approximately $23.4 million, or 13.0%, from the same period in 2010. Revenue growth at our Attain Fertility Centers Division of $13.5 million was 10.0% above the same period in 2010 based on growth in both our Partner fertility centers and Attain IVF programs.  Revenue at our Vein Clinics Division was up approximately $9.8 million, or 22.4%.
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

During the three and nine months ended September 30, 2011, revenue from our partner practices in our Attain Fertility Centers Division, increased by $4.5 million and $11.4 million respectively, or 11.8 % and 9.9% respectively. This increase was the result of a rise in same-center revenues compared to the same period in 2010. The increased revenue from same-centers was due in part to the increased number of physicians practicing at these locations as well as facility fees earned from affiliated physicians who utilized our clinical facilities.

The table below illustrates the components of the Attain Fertility Centers revenues in relation to the Partner fertility center practice financials for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	For the three-month period Ended September 30,		For the nine-month period Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Physician Financials
(a) Patient revenue	$60,777	$54,102	$179,218	$160,993
(b) Cost of services	38,396	34,334	113,356	103,221
(c) Base service fee	3,002	2,730	8,873	8,176
(d) Practice contribution (a-b-c)	19,379	17,038	56,989	49,596
(e) Physician compensation	17,779	15,622	52,156	45,318
(f) IntegraMed additional fee	1,600	1,416	4,833	4,278

IntegraMed Financials
(g) IntegraMed gross revenue (b+c+f)	42,998	38,480	127,062	115,675
(h) Amortization of business service rights	(324)	(324)	(972)	(972)
(i) Other revenue	31	75	94	106
(j) IntegraMed fertility services revenue (g+h+i)	42,705	38,231	126,184	114,809
(k) Costs of services	38,435	34,342	113,457	103,305
(l) Division Overhead	1,811	1,628	6,049	4,653
(m) Contribution of IntegraMed Centers (j-k-1)	$2,459	$2,261	$6,678	$6,851

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

The following summarized quarterly data for the three month and year to date periods ended September 30, 2011 and 2010 is presented for additional analysis and demonstration of the slight seasonality of our Attain Fertility Centers Division. New patients visits are an indicator of initial patient interest in fertility treatment and IVF cases completed are an indicator of billable charges (in thousands, except new patient visits and IVF cases completed).

	Q3 2011	Q3 2010	Change	% Change	YTD 2011	YTD 2010	Change	% Change

Revenues (000’s)	$50,816	$45,899	4,917	10.7%	$149,067	$135,523	13,544	10.0%
Operating Income (000’s)	$4,656	$4,636	20	0.4%	$13,262	$13,470	(208)	(1.5)%
Partner Centers Statistics
New Patient Visits	7,412	6,933	479	6.9%	22,516	20,949	1,567	7.5%
IVF Cycles	3,821	3,578	243	6.8%	11,517	10,470	1,047	10.0%
IUI Cycles	6,244	6,103	141	2.3%	18,672	17,930	742	4.1%
Attain Statistics
Applications	730	713	17	2.4%	2,202	2,237	(35)	(1.6)%
Enrollments	418	448	(30)	(6.7)%	1,314	1,242	72	5.8%
Pregnancies	285	289	(4)	(1.4)%	807	767	40	5.2%

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

Revenues from our Attain IVF programs for the three and nine months September 30, 2011 increased by $0.5 million and $2.3 million respectively, or 6.3% and 11.4% respectively. This growth was fueled primarily by the expansion of our Multi-Cycle product offering launched during fiscal 2010 which helped drive enrollments and pregnancies in our Attain IVF programs.

Vein Clinics Segment:

Revenues within our Vein Clinics segment are generated from direct billings to patients or their insurer for vein disease treatment services and these revenues are consolidated directly into our financials.

Revenues for the three and nine months ended September 30, 2011 were $18.6 million and $53.6, up 26.8% and 22.4% respectively.  During the first nine months of 2011, we opened four new vein clinic locations in Deerfield, IL, Canton, CT, Exton, PA and Wilton, CT. These additional clinics brought our total number of vein clinics to 44 as of September 30, 2011.

Contribution for the three and nine months ending September 30, 2011 was $0.5 million and $2.0 million.  The quarter increased 383.6% as the nine month decreased 32.4% as compared to the same periods in 2010.

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

Vein Clinics Division data for the three and nine-month periods ended September 30, 2011 and 2010 appear below (in thousands, except procedure metrics).

	Q3 2011	Q3 2010	Change	% Change	YTD 2011	YTD 2010	Change	% Change

Revenues (000’s)	$18,581	$14,658	3,923	26.8%	$53,640	$43,826	9,814	22.4%
Operating Income (000’s)	$543	$112	431	383.6%	$1,984	$2,935	(951)	(32.4)%
Inquiries	6,402	5,231	1,171	22.4%	21,028	17,849	3,179	17.8%
New Consultations	4,977	3,781	1,196	31.6%	14,305	11,848	2,457	20.7%
First Leg Starts	2,575	2,097	478	22.8%	7,458	6,379	1,079	16.9%

General and Administrative Expenses

General and administrative expenses are comprised of salaries and benefits, administrative, regulatory compliance and operational support costs defined as our Shared Services group, which are not specifically related to individual center or clinic operations or other product offerings.  These costs totaled $2.7 million for the three months ended September 30, 2011, a decrease from the $3.0 million recognized in the prior year. This reduction in General and Administrative costs of $0.3 million is primarily related to marketing and compensation related costs. For the first nine months of 2011, G&A expenses totaled $8.8 million, down from $9.4 million in the prior year.  We measure our performance in part by relating general and administrative expenses to operating contribution. For the three and nine months ended September 30, 2011, general and administrative expenses were 52.2% and 57.4%,  respectively,  compared to 62.4% and 57.3% of contribution for the three and nine months ended September 30, 2010.

Interest

Interest expense for the three months ended September 30, 2011 was $126,000, down $66,000 from $192,000 in the prior year period. This reduction is due primarily to lower interest costs resulting from scheduled debt payments on our outstanding term loan.

Income Tax Provision

Our provision for income tax was approximately $1.0 million and $1.8 million for the three and nine months ended September 30, 2011, or 39.9% and 40.0%, respectively, of pre-tax income.  This is compared to approximately $0.5 million and $2.6 million, or 32.5% and 40.3%, respectively, of pre-tax income during the same period last year.  Our effective tax rates for 2011 and 2010 reflect provisions for both current and deferred federal and state income taxes.  Our effective income tax rate for the three months ended September 30, 2011 and 2010 includes additional interest for uncertain tax position items.

Off-Balance Sheet Arrangements

Current accounting guidance addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance is effective for reporting periods after January 1, 2010. The new accounting  guidance requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires consolidation if the enterprise has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and is the primary beneficiary or obligor of the VIE. As of September 30, 2011, through the acquisition of Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary and obligor of their financial results (our contract provides for us to receive any excess or deficit profits from the vein clinics). As such we have consolidated these vein clinic operations in our consolidated financial statements.  Since we do not have any financial interest in the individual fertility centers and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit profits), we do not consolidate the results of the fertility centers in our accounts. Also, since we do not have a controlling interest in, ARTIC, the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.

Liquidity and Capital Resources

As of September 30, 2011, we had approximately $54.4 million in cash and cash equivalents on hand as compared to $50.2 million at December 31, 2010. We had working capital of approximately $15.9 million, at September 30, 2011.

Deferred revenue and other patient deposits from our Attain IVF programs, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues. These deposits totaled approximately $15.6 million and $13.7 million as of September 30, 2011 and December 31, 2010, respectively. The change in deposit balances are a direct result of patient enrollment, and through-put, in our treatment programs. These deposits are a significant source of cash flow and represent interest-free financing for us.  These funds are not restricted and the cash balances are included in our cash and cash equivalents.

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, TD Bank and Webster Bank and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of September 30, 2011, approximately $13.1 million of the $35 million line of credit was available) and a $25 million three-year term loan (of which approximately $15.2 million was outstanding at the date of closing). Both the term loan and the revolving credit facility mature in May 2013. Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. Commitment fees on unused portions of the revolving credit facility are also payable based on a tiered pricing structure tied to the same defined leverage ratio.

As of September 30, 2011, we were in full compliance with all of our applicable debt covenants.  On August 2, 2011, we amended our credit facility to modify the covenant related to “Minimum Consolidated EBITDA”, for the fiscal quarter ending June 30, 2011 and each fiscal quarter going forward, such that amounts related to the settlement of Heather Kornick vs. Lawrence A. Jacobs, M.D. and Fertility Centers of Illinois, S.C., up to $1.65 million are excluded from the calculation.

We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

During the third quarter of 2010 we also entered into an interest rate swap agreement to help manage interest rate risk. This swap will mature in the third quarter of 2013 concurrently with the maturity of our credit facility, at which time we will re-evaluate our options for managing interest rate risk.

As of September 30, 2011, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements.  However, we do anticipate upcoming capital expenditures during the normal course of business which we will be able to finance from our operating cash flows. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements.

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

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at September 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (000’s omitted)
	Total	Less than 1 Year	1-3 Years		4-5 Years		After 5 Years

Notes payable	$11,883	$3,788	$8,095	$		$
Capital lease obligations	58	58	—		—		—
Interest on debt	508	347	161
Operating leases	65,195	2,192	30,840		7,514		24,649
Total contractual cash obligations	$77,644	$6,385	$39,096		$7,514		$24,649

	Amount of Commitment Expiration per Period (000’s omitted)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Unused lines of credit	$35,000	$—	$35,000	$—	$—

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. We are currently subject to interest rate risk associated with our credit facilities as well as our short term investments and certain advances to our Partner Fertility Centers, some of which are tied to either short term interest rates, LIBOR or the prime rate. As of September 30, 2011, we do not believe that a one percent change in market level interest rates would have a material impact our pre-tax income.

Item 4.                      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of September 30, 2011 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

Date:	November 8, 2011	By:	INTEGRAMED AMERICA, INC. (Registrant) /s/Timothy P. Sheehan
Timothy P. Sheehan Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	CEO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 8, 2011

31.2	CFO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 8, 2011

32.1	CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2011

32.2	CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2011
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Document
101. LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Extension Presentation Document