Form 10-K
period 2011-12-31
INTEGRAMED AMERICA INC
filed 2012-03-06
CIK 885988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____  to  _____

Commission File No. 0-20260

INTEGRAMED AMERICA, INC.
(Exact name of registrant as specified in its charter)
Delaware	06-1150326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Manhattanville Road, Purchase, New York	10577
(Address of principal executive offices)	(Zip Code)
(914) 253-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	NoX

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
Yes	NoX

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]No []

Indicate by check mark whether registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer:	Accelerated Filer X
Non-Accelerated Filer: (Do not check if a smaller reporting company)	Small Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	NoX

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $114.3 million on June 30, 2011 based on the closing sales price of the Common Stock on such date.

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding was approximately 11,983,000 on March 2, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the Registrant’s definitive proxy statement for the Registrant’s 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

Attain Fertility Centers Division

Our Attain Fertility Centers Division provides a number of services to fertility centers across the United States.  These services include business and management services to a network of 15 contracted fertility centers in our Partner Program, and our Attain IVF products to both our 15 contracted fertility centers and an additional 24 affiliate fertility centers.  Our Partner and Affiliate fertility centers offer a range of diagnostic and fertility treatment options to patients. The fertility centers’ physicians perform diagnostic tests on both women and men to determine the cause of infertility and each fertility center has an endocrine and andrology laboratory on site in order to perform and expedite infertility analyses. Once the cause of infertility is identified, several treatment options are offered to patients, including IVF treatment, frozen embryo transfer, intrauterine insemination and minimally invasive surgery to correct anatomical reproductive problems. A typical fertility center is staffed by three or more physicians, a scientist, embryologists, nurses, support staff and ultrasound technicians and has on-site laboratories.

The main operations of our Attain Fertility Centers Division currently focus on the following two areas:

Business and Management Services: We provide a suite of services which we provide to fertility centers that enters into a business service agreement with us.  These services include all aspects of running the practice outside of providing medical care (examples include, marketing, customer service, financing, information technology, human resources, and legal services).

Attain IVF programs: Offerings which are designed to help patients attain their goal of starting a family. We offer our Attain IVF programs directly to fertility patients, including patients of our partner and affiliate centers.

Business and Management Services Overview:

We provide a number of business and management services to both our partners (those who we have a management service agreement in place for) and affiliates (fertility centers who obtain a smaller number of services from us, primarily in acquiring patients).

Our 15 partner practices serve 16 metropolitan markets across the United States. We believe these 15 Partner centers are the largest managed network of fertility centers in the United States, with 64 locations and 101 physicians and PhD scientists, accounting for approximately 15% of the total in vitro fertilization (“IVF”) procedures performed in the United States in 2010, which is the latest period for which third-party data are available. The division supports fertility centers’ operations and growth by providing access to information systems such as our proprietary ARTworks® electronic medical records software, as well as medical equipment and facilities, non-physician personnel, patient relationship management software and financial support services.

Our Affiliate Program allows fertility centers to pay fees to receive selected business services that we provide to our Partners, such as internet marketing and access to the Council of Physicians and Scientists (the “Council”). We also provide our Affiliates with access to our Attain IVF programs. As of December 31, 2011, we had contracted with 24 Affiliate fertility centers.

Practices enter into Partner relationships with us to access our suite of services and business management expertise to help them grow their practice and improve margins.   We provide expertise in planning, execution, funding and operational integration to support growth and improve efficiencies.  We help our partners adapt and thrive in a dynamic industry.  We believe IVF volume growth at our Partner practices has consistently outpaced the national average and their competition.

When establishing a Partner relationship, we typically acquire the assets of a fertility center, enter into a long-term comprehensive business service agreement with the center and assume most administrative and financial functions of the center. Generally, we  pay a fixed sum for the exclusive right to service the fertility center. These agreements are typically for terms of 10 to 25 years and contain automatic renewal provisions. Some of these agreements also contain provisions that allow the Partner fertility center to terminate the agreement, upon 12 months’ prior notice, at any time after five years from the agreement’s effective date. Partners typically have obligations upon termination in certain circumstances, such as purchasing the assets used in operating the fertility center and making payments based on recent revenues. Partners also agree to promote their practices by, among other things, participating in marketing programs we develop for them. Typically, the fertility center contracting with us is a professional corporation in which the key physicians are the shareholders. Generally, no shareholder of a Partner fertility center may assign his or her interest in the Partner fertility center without our written consent.

We require each professional corporation operating in our Partner fertility centers to enter into employment agreements with all key physicians at that center. These employment agreements typically have five-year terms and contain provisions prohibiting the key physicians from practicing reproductive endocrinology, infertility medicine or assisted reproductive technology in competition with our partners, within a specified area, for the term of the agreement and for 12 to 24 months thereafter in states where this is not prohibited. Although it is unclear whether these non-competition provisions would be enforceable if challenged, we have not experienced significant competition from physicians who formerly practiced at our Partner centers. We also usually enter into a personal responsibility agreement directly with each physician shareholder of the practice. The personal responsibility agreement obligates a physician shareholder to repay us a proportionate amount of the exclusive right to service fee payment received by that physician shareholder if he or she leaves the practice sooner than five years after the payment.

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

Attain IVF Program Overview:

Our Attain IVF programs serve as patient recruitment and case management vehicles where the patient contracts with us to provide the financial program services described below. Our Partners and Affiliates are bound by the terms of the program through participation agreements that support our packaged pricing. These programs are designed to make the fertility treatment process easier for patients by providing a continuum of services over an extended period, if necessary. Our Attain IVF programs achieve this objective by offering the following services:

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

Patients enrolling in our Attain IVF programs can select from various treatment and financing options which are designed to appeal to patients at different stages of their reproductive lives and with different financial needs and resources. The average cost of one fresh IVF cycle is approximately $12,400 according to the American Society for Reproductive Medicine.  According to our estimates, the average cost of a frozen embryo transfer is approximately $3,000.

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

We receive payment directly from patients who participate in our Attain IVF programs. By contract, 30% of the Attain IVF Refund Program contract amount is non-refundable (for the non-donor egg option) and is recognized ratably (on a fair value basis) as revenues over the course of the patient’s treatment cycles. If the patient achieves pregnancy prior to the completion of the last available treatment cycle, then the remaining unamortized portion of the non-refundable fee is immediately recognized as income. The remaining 70% of revenues are recorded upon the patient becoming pregnant and achieving a fetal heartbeat. For the donor egg option, for which 100% of the contract amount is refundable, all revenues are recorded upon the patient becoming pregnant and achieving a fetal heartbeat. We are able to record income at the time of pregnancy (as measured by a fetal heartbeat) for our Attain IVF Refund Program, as we have substantially completed our fertility obligation to the patient and we can accurately estimate the amount of expenses or refunds that will become due if there is a pregnancy loss. We are able to make these estimates for pregnancy loss based upon reliable Company specific data with respect to the large homogeneous population we have served for more than eight years. Expenses prior to pregnancy related to the program are recorded as incurred. All of the amounts shown on the balance sheets in our consolidated financial statements included elsewhere in this report as Attain IVF Refund Program deferred revenues and other patient deposits include unrecognized program enrollment/service fees and potentially refundable contract amounts for enrolled patients who have not had a successful pregnancy outcome and deposits received from patients who have not yet commenced treatment under the program.

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

Our Attain Fertility Centers Division also supports the Council of Physicians and Scientists for leading fertility providers, which we established 16 years ago. The Council is comprised mostly of representatives from our fertility network and brings together leaders in reproductive medicine and embryology with the goal of promoting a high quality clinical environment throughout our fertility center network. The Council meets regularly and conducts bi-monthly teleconferences on topics related to improving infertility diagnosis, treatment and success rates. Additionally, the Council helps to establish the principles of our culture of safety. We believe our centers follow the Practice and Ethics Guidelines for clinical practice set forth by the American Society for Reproductive Medicine. Our partners have also achieved accreditation from the American Association for Ambulatory Healthcare, the College of American Pathologists and other similar accreditation organizations, which demonstrates our partners commitment to compliance with nationally recognized standards for laboratory services, patient safety and quality patient care.

We assisted in the organization of, and obtained a minority equity interest in, an offshore captive insurance company called Assisted Reproductive Technology Insurance Company (“ARTIC”), which is designed to moderate the cost of malpractice insurance to Partners and Affiliates of our fertility network who participate. Most of the equity of ARTIC is owned by various physician practices that are members of our fertility network, and we have no future obligations to provide additional funding to ARTIC. As of December 31, 2011, ARTIC provided malpractice insurance coverage to the majority of the physician practices within our Partner fertility network.

Insurance and managed care payors, depending on the plan under which a patient is covered, reimburse certain services that our Partners provide, such as diagnostic testing, surgeries and, in certain circumstances, fertility treatments. However, the charges for assisted reproduction technology (“ART”) services our Partners primarily provide are often paid directly by patients, including through programs such as our Attain IVF programs. Several states mandate offering certain benefits of varying degrees for ART services, but these mandates may not necessarily cover all ART services provided by our Partners. We are aware of efforts to expand mandated coverage to additional states, but it is unclear if these efforts will be successful. If in the future mandates are enacted by additional states, we expect the impact on our Partner fertility centers to be neutral to positive; as such mandates would likely increase the market for fertility center services, but at payment rates that are lower than the amounts typically paid directly by patients.  Mandated coverage will likely negatively impact enrollment of patients in our Attain IVF programs.

Approximately 40% of our Partner centers’ payments were derived from third-party payors for the twelve months ended December 31, 2011, all of which was provided by private payors. Contractual arrangements with third-party payors typically are for a term of one year, may be terminated by either party upon 90 days’ notice any time after the initial one-year term and contain automatic annual renewal provisions. Contractual arrangements with third-party payors also typically include payment terms and schedules of rates, although those payment terms and schedules of rates are subject to renegotiation after the initial term of the contract.

Vein Clinics Division

Our Vein Clinics Division operates as Vein Clinics of America, Inc. (VCA), a wholly owned subsidiary, which provides business and management services to a network of 45 vein clinics located in 14 states. We believe our vein clinics network is the largest single network of vein care providers in the United States. These clinics provide specialized treatment for patients suffering from vein diseases and other vein disorders, such as varicose veins, spider veins and venous ulcers.

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

Our Vein Clinics Division’s philosophy of patient care is based on complete disease management, from initial screening to treatment to follow up. Each step in this process is critical to the patient’s successful outcome. Our practices currently use Endovenous Laser Treatment (“ELT”) as well as sclerotherapy to treat vein diseases such as varicose veins and spider veins. Our practices use extensive and sophisticated ultrasound mapping prior to treatment, which we believe results in a more effective treatment plan. Rigorous post-treatment follow up identifies any residual or emerging issues so that they can be quickly managed before the disease worsens.

Our Vein Clinics Division depends upon third-party payors, including governmental and private insurance programs, to pay for most treatments provided to patients. For the twelve months ended December 31, 2011 and 2010, approximately 81% and 83% of payments received by our Vein Clinics Division were from private insurance programs, respectively, 16% and 15% were from Medicare, respectively, with any remaining payments received directly from patients.

The private third-party payors providing reimbursement to our vein practices include standard indemnity insurance programs as well as managed care programs, such as preferred provider organizations and health maintenance organizations. These third-party payors provide reimbursement to our vein clinics at negotiated rates for medically necessary treatments. Most ELT treatments for varicose veins and venous leg ulcers provided at our vein practices are reimbursed by third-party payors. However, third-party payors generally do not cover sclerotherapy or treatments they determine are not medically necessary, such as the cosmetic treatment of spider veins. In some cases, third-party payors require prior authorization of varicose vein treatment to provide reimbursement. Contractual arrangements with third-party payors typically are for a term of one year, may be terminated by either party upon 60 to 90 days’ notice after the initial term and contain automatic annual renewal provisions. Contractual arrangements with third-party payors also typically include payment terms and schedules of rates that are subject to change by the third-party payor upon as little as 30 days’ notice. Payments from Medicare are paid in accordance with a set fee schedule and are subject to change or review by governmental authorities.

Once our Vein Clinics Division has facilitated a vein practice’s establishment, we enter into a contract with the professional corporation operating in our clinic. Unlike our Partner fertility centers, the physicians who are employed at our vein practices typically do not have an ownership interest in the medical practice. A “friendly physician” model is used for ownership, pursuant to which we are the primary beneficiary and obligor of the vein practice’s operations; except in two states where, we also own and operate vein practices through subsidiaries since we are not prohibited from doing so under applicable corporate practice of medicine laws. Under the terms of our contracts with the vein practices, we have sole and exclusive responsibility to manage the non-medical operations of the practice and the physicians have sole responsibility for the medical and clinical aspects of the practice. Our contracts with the vein practice provide that we are responsible for the leasing of space, obtaining all equipment and services needed, providing all billing and collections functions, arranging for and supervising all non-physician personnel and providing services so they can market their own practices. In exchange for our services, our contracts with the vein practices provide that the vein practice pay us a fee equal to 150% of our expenses of operating and managing the vein clinics. These fees have historically exceeded the operating margin generated by any particular vein practice prior to payment of the management fee. Accordingly, each vein practice only pays the portion of the management fee that is equal to the amount of revenue generated by the practice annually up to the 150% amount. As a result, our vein practices (the professional corporation) do not generate any net profits at year end. Our contracts with the vein practices are typically for 25 years with renewal rights. In the event of early termination, any accrued obligations remain outstanding until satisfied. We also have the right at any time to cause the “friendly physician” to transfer his or her ownership in a vein practice to another physician designated by us.

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

Since our acquisition of VCA in August 2007, we have made significant investments in this division’s infrastructure, which have been designed to allow us to open new practices at a rapid and sustained pace utilizing a replicable model. These investments include:

•
Physician recruiting and training. The business model for our Vein Clinics Division depends on the professional corporation being able to identify, recruit and train new physicians to staff new clinics. We have invested in additional professional personnel as well as other recruiting and training assets to support scaled growth in the future.

•
Regional management. We have established a regional management infrastructure to manage the day-to-day operations of the expanding Vein Clinics Division clinical network and anticipate continued investment in regional management talent as the number of clinics expands.

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

Our Healthcare Markets

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

Fertility services include diagnostic tests performed on both the female and male. Depending on the results of the diagnostic tests performed, treatment options may include, among others, fertility drug therapy, artificial insemination and fertility surgeries to correct anatomical problems. Procedures that require gametes (sperm and eggs) to be handled in vitro (outside the body) are classified as ART services. Current types of ART services include IVF, frozen embryo transfers, donor egg programs as well as other more specialized treatments. IVF treatments are the most frequently employed form of ART, with 104,946 fresh IVF cycles performed in the United States in 2010 (Society of Assisted Reproductive Technology). Current techniques used in connection with IVF services include intracytoplasmic sperm injection, assisted hatching, cryopreservation of embryos, pre-implantation genetic diagnosis and blastocyst culture and transfer.

Although demand for advanced reproductive medicine and treatment is slowing as the baby boomers age we believe market growth will be driven in the future for the following reasons:

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

•
Venous Leg Ulcers — which are non-healing open wounds that are caused by venous pump failure. Ulcers usually occur near the inside of the ankle, but can be found anywhere below the knee and can occur with or without visible varicose veins;

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

Various demographic trends are contributing to the growth in demand for vein care. We believe annual expenditures related to vein care in the United States are approximately $2 billion and are projected to grow 12% per year for the next several years.. The U.S. Food and Drug Administration’s approval of lasers for thermal ablation of veins and subsequent establishment of an American Medical Association Current Procedural Terminology code for reimbursement by the Centers for Medicare and Medicaid Services has opened this market to rapid growth and development. We also believe that the market for vein care will continue to grow in the future as awareness of minimally invasive treatment protocols grows among people with vein disease and as additional third-party payors recognize the medical necessity of treating vein disease. We believe that approximately 25 million people are currently affected by vein disease in the United States, but only approximately one million receive treatment for such vein disease.

We believe numerous market conditions in this market produce business opportunities for us, including:

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

Expand our Network of Affiliate Fertility Centers

As of December 31, 2011, we had Affiliates in 24 metropolitan markets and intend to expand our network of Affiliate fertility centers to other metropolitan markets across the United States. We primarily focus our network development activities on metropolitan markets with populations in excess of 500,000. Because of the relatively low percentage of the population that seeks fertility treatment, a large population base is required to support a sophisticated fertility center. Our fertility centers are capable of drawing patients from a large geographic area and, as such, our development staff is focused on the top 100 largest metropolitan markets, where we expect the highest demand for fertility centers to occur.

Increase Penetration of Our Attain IVF Programs

Currently, many third-party payors provide limited coverage for the diagnosis and treatment of infertility. Our Attain IVF programs, which are offered directly to patients, have been designed to offer attractive financial options to prospective patients. For the twelve months ended December 31, 2011, approximately 19.5% of self-pay patients in our Partner and Affiliate network utilized our Attain IVF Programs. We believe that the penetration of our Attain IVF programs can be meaningfully increased by educating patients on the improved success rates associated with multiple treatment cycles and the packaged pricing features of our Attain IVF programs, which allow for multiple treatment cycles and, in the case of our Attain IVF Refund Program, a significant financial refund if the treatments are unsuccessful. We also believe we can increase overall market penetration of our Attain IVF programs by demonstrating to physicians at potential Affiliate and Partner practices the benefit of increased patient volume and retention that we believe result from offering our Attain IVF programs.

Leverage the Company’s Operating Model and Support Services

There is significant value to the company’s integrated IT systems.  The billing/scheduling system is integrated with the ARTworks EMR.  These two systems in turn are integrated with a proprietary, patient relationship management, PRM system, which used by partner practice new patient visit coordinators to track inquiry conversion, and a salesforce.com application used by professional liasons in referral sales activities.

The coordination of back office functions, which include: finance and accounting,  human resources, legal, risk management, and  information technology offer cost effective, best practice oriented services to our partner practices.

Most importantly, business service support offers significant leverage in operations, comprised of: billing, collections, revenue cycle management, offered through a centralized shared service center, as well as the   financing of equipment needed to support clinical excellence, and  clinical system development and administration.  Similarly, marketing and sales functions , comprised of marketing plan development,  campaign management and measurement,  sales training, call center system development and administration, as well as, social media and reputation management support offers best in class expertise to partner practices.

Vein Clinics Division:

Develop De Novo Vein Clinics

We intend to develop new vein practices in targeted markets. Our past experience suggests that one vein practice can generally support a population of 500,000 to one million in metropolitan markets. Our practice development staff focuses on the following:

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

We believe our vein practice model can be predictably and profitably replicated in new markets. Our ability to develop de novo vein practices is demonstrated by the 5 new practices opened during 2011.  We expect to accelerate and increase the number of de novo vein practices to be opened in 2012, however this pace could be affected by challenges in physician recruitment and securing suitable locations. De novo traditional vein practices offer an attractive return on capital as they require relatively little capital investment, typically $300,000 to $500,000, and usually reach break-even in nine months or less after opening of the clinic.

Increase the Total Number of Patients Treated

We intend to work with our existing vein practices to increase the total number of patients they treat. To achieve this objective we intend to:

•	Offer products and services that help them attract patients, including access to state-of-the-art equipment, access to our clinical and information technology applications;
•
Enhance their ability to provide superior care through use of our proprietary VPA information system, which is an end-to-end patient and clinic operating system that provides decision support and revenue cycle functions;

•
Help drive additional patient volume through our sales and marketing efforts, including physician referral development,  our direct-to-consumer advertising, internet marketing, and providing marketing materials and programs to our vein practices for their use; and

•
Increase new patient volume through the protocols we established for our call center professionals and contact follow up procedures our center and practice staff employ to ensure patients attend their consultation and all scheduled treatments; and

Continue Improving Operating Efficiencies

We continuously seek opportunities to lower costs and realize operating efficiencies, while increasing patient safety and quality care through the implementation of a centralized infrastructure focused on improved accounts receivable management, along with leveraging economies of scale in support functions such as procurement, finance, information technology, human resources, risk management and legal services. We expect to further leverage our corporate infrastructure as we expand our network of vein practices.

Sales and Marketing

Our Vein Clinics Division specializes in the development of sophisticated marketing and sales programs that give vein practices access to business-building techniques designed to facilitate growth and development.
We operate web portals that: allow visitors access to educational material concerning vein care issues; provide links to our vein practices; allow prospective patients to engage in web chats,  request vein care appointments or follow up contact.

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

Physician Licensure Laws

The practice of medicine is subject to state licensure laws, regulations and approvals. We have established a process designed to help ensure that the physicians at our fertility centers and vein clinics are appropriately licensed under applicable state law. If physicians at the centers or clinics fail to renew their licenses on an annual basis or fail to maintain an unrestricted license, our business, financial condition and results of operations may be negatively impacted.

Corporate Practice of Medicine

Some states have laws that prevent for profit corporations,  like us from practicing medicine, employing physicians and other individuals licensed in the healing arts or other learned profession and exercising control over their decisions, also known, collectively, as the corporate practice of medicine. In some states these prohibitions are expressly stated in a statute or regulation, whereas in other states the prohibition is a matter of judicial or regulatory interpretation. Additionally, in those states which apply such prohibitions to individuals licensed in the healing arts or other learned profession, it is not clear whether physician assistants or nurse practitioners would be subject to such prohibitions.

In states that prohibit the corporate practice of medicine, we operate by maintaining long-term business service contracts with affiliated medical practices, which are each owned and operated by physicians and which employ or contract with additional physicians. Under such an arrangement, the laws of most states focus on the extent to which the corporation exercises control over the physicians and on the ability of the physicians to use their own professional judgment as to diagnosis and treatment. We do not represent to the public that we offer medical services, and we do not exercise influence or control over the practice of medicine by physicians or by their affiliated medical practices. In each of these states, the affiliated fertility center or vein clinic is the sole employer of the physicians, and the affiliated fertility center or vein clinic retains the full authority to direct the medical, professional and ethical aspects of its medical practice. Our fertility centers and vein clinics are duly licensed or qualified as a medical practice or professional corporation in the states where such license or qualification is required.

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

Although we have not received notification from any state regulatory or similar authority asserting that we are engaged in the corporate practice of medicine, to the extent any act or service to be performed by us is construed by a court or enforcement agency as constituting the practice of medicine in a particular jurisdiction, we cannot be sure that such court or enforcement agency would not construe our arrangements as violating that jurisdiction’s corporate practice of medicine doctrine, particularly in the case of our vein clinics, where we employ a “friendly” physician model. If such a claim were successful, we could be subject to civil and criminal penalties, could be required to restructure or terminate our applicable contractual arrangements and managed physicians could have restrictions imposed upon their licenses to practice medicine. Additionally, a physician shareholder of a managed practice might successfully avoid restrictions on the practice’s ability to operate independent of our management on the grounds that the managed practice’s management arrangement with us violates the state’s prohibition on the corporate practice of medicine. Such results or the inability of us or the managed practices to restructure our relationships to comply with such prohibitions could have an adverse effect on our business, financial condition and results of operations.

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

Courts in other states, including Maryland, where we have two vein clinics, have interpreted their fee-splitting statutes to prohibit non-physicians from receiving fees in connection with the management of a physician practice that do not bear a reasonable relationship to the services being rendered based on the fair market value of such services. A state regulator could conclude that 150% of our expenses does not bear a reasonable relationship to the services being rendered because none of our vein clinics generate sufficient revenues to pay the full management fee. If our management fee were to be challenged in a state such as Maryland, there is substantial risk that this compensation method would not be upheld, which could subject the providers who are affiliated with the vein clinics in Maryland to disciplinary action as well as civil penalties. We also have vein clinics in Wisconsin, Tennessee and Kansas, which have a similar requirement that the management fee reflect the fair market value of the services being rendered and impose disciplinary actions, civil penalties and criminal penalties on the physicians who are affiliated with our vein clinics in those locations if such fee does not reflect the fair market value of the services being rendered.

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

Health Insurance Portability and Accountability Act of 1996

Numerous federal and state laws and regulations govern the collection, dissemination, use, security and confidentiality of individually identifiable health information. These laws include:

•
Provisions of HIPAA that limit how healthcare providers may use and disclose individually identifiable health information, provide certain rights to individuals with respect to that information and impose certain security requirements;

•	The federal HITECH Act, which strengthens and expands the HIPAA Privacy Standards and Security Standards;

•	Other federal and state laws restricting the use and protecting the privacy and security of patient information, many of which are not preempted by HIPAA;

•	Federal and state consumer protection laws; and

•	Federal and state laws regulating the conduct of research with human subjects.

As part of our medical record keeping, third-party billing, research and other services, we collect and maintain patient health information in paper and electronic format. New patient health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare-related data and communicate with payors, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us.

If we do not comply with existing or new laws and regulations related to patient health information we could be subject to monetary fines, civil penalties or criminal sanctions.

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

A failure or breach of our information systems could have negative impact on the business. The disclosure or misuse of confidential patient or proprietary business information could result in a disruption to our business, damage our reputation, increase our costs and/or cause losses.  The development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access is paramount to the Company. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

Employees

As of December 31, 2011, we had 1,534 employees.  Of these, 1,197 were employed by our Attain Fertility Centers Division, 308 by our Vein Clinics Division and 29 were employed at our corporate headquarters, including 4 who were executive management.  Of the 1,534 employees, 166 were employed on a part-time basis and 109 were employed on a per diem basis.  We are not a party to any collective bargaining agreement and we believe that our employee relationships are good.

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

Performance by segment, for the three years ended December 31, 2011, 2010 and 2009 are presented below (000’s omitted):

	Attain Fertility Centers	Vein Clinics	Corp. G&A	Consolidated

For the Year ended December 31, 2011
Revenues	$199,963	$73,619	$—	$273,582
Cost of Services	182,015	70,476	—	252,491
Contribution	17,948	3,143	—	21,091
Operating Margin	9.0%	4.3%	—	7.7%

General and administrative	—	—	11,551	11,551
Other Expense	—	—	1,650	1,650
Interest (income) expense, net	—	—	335	335
Income (loss) before income taxes	17,948	3,143	(13,356)	7,555
Depreciation expense included above	$4,312	$2,120	$767	$7,199
Capital expenditures, net	$3,704	$4,658	$860	$9,222
Total assets	$55,029	$57,507	$44,968	$157,504

For the Year ended December 31, 2010
Revenues	$182,443	$60,726	$—	$243,169
Cost of Services	164,718	57,235	—	221,953
Contribution	17,725	3,491	—	21,216
Operating Margin	9.7%	5.7%	—	8.7%

General and administrative	—	—	12,668	12,668
Interest (income) expense, net	(202)	—	897	695
Income (loss) before income taxes	$17,927	$3,491	$(13,565)	$7,853
Depreciation expense included above	$3,773	$1,133	$645	$5,551
Capital expenditures, net	$3,413	$3,995	$702	$8,110
Total assets	$41,692	$52,999	$53,964	$148,655

For the Year ended December 31, 2009
Revenues	$166,135	$50,625	$—	$216,760
Cost of Services	149,345	46,525	—	195,870
Contribution	16,790	4,100	—	20,890
Operating Margin	10.1%	8.1%	—	9.6%

General and administrative	—	—	12,155	12,155
Interest (income) expense, net	(149)	—	1,059	910
Income (loss) before income taxes	$16,939	$4,100	$(13,214)	$7,825
Depreciation expense included above	$4,076	$873	$873	$5,822
Capital expenditures, net	$4,173	$947	$790	$5,910
Total assets	$39,190	$49,845	$35,274	$124,309

Our Fertility Centers and Vein Clinics

For the years ended December 31, 2011, 2010 and 2009, the following three contracted fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

	Percent of Company Revenues, net			Percent of Contribution
	2011	2010	2009	2011	2010	2009

Shady Grove Fertility Center	17.1	16.9	17.6	17.2	15.8	15.4
Fertility Centers of Illinois	10.2	11.3	13.1	9.5	9.3	10.3
Seattle Reproductive Medicine	6.7	5.6	6.0	12.0	8.8	8.6

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

Our revenues from our fertility Partner agreement with Seattle Reproductive Medicine are comprised of a three-part fee consisting of :  a percentage of the fertility center’s net revenues; reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center); and a fixed percentage of the fertility center’s earnings after services fees which may be subject to further qualifications.

A complete listing of our fertility Partner agreements and vein clinic locations as of December 31, 2011 is presented below.

Fertility Partner Agreements

			Remaining
		Year Contract	Contract	No. of	No. of
Name	State	Acquired	Years	M.D.s	PhDs

Foulk & Whitten Nevada Center for Reproductive Medicine, P.C.	NV	December 2009	22	1	0
Idaho Center for Reproductive Medicine, P.C.	ID	December 2009	22	1	0
Utah Fertility Center, P.C.	UT	December 2009	22	1	0
Arizona Reproductive Medicine Specialists, Ltd.	AZ	July 2008	21	4	1
Southeastern Fertility Centers, P.A.	SC	April 2008	21	3	1
Center for Reproductive Medicine, P.A.	FL	August 2007	20	5	1
Reproductive Partners Medical Group, Inc.	CA	January 2005	17	10	0
Seattle Reproductive Medicine, Inc., P.S.	WA	January 2004	7	9	1
Reproductive Endocrine Associates of Charlotte, P.C.	NC	September 2003	6	6	0
Northwest Center for Infertility & Reproductive Endocrinology	FL	April 2002	5	7	1
Shady Grove Fertility Reproductive Science Center, P.C.	MD, VA & DC	March 1998	11	23	2
Fertility Centers of Illinois, S.C.	IL	February 1997	10	11	2
Bay Area Fertility & Gynecology Medical Group, Inc.	CA	January 1997	14	6	1
MPD Medical Associates (MA), P.C. (doing business as RSC of New England)	MA, NH & RI	July 1988	2	6	1

Vein Clinic Locations

Location	Open Date Opened	Location	Open Date Opened

Wilton, CT	Aug 2011	Merrillville, IN	Aug 2006
Exton, PA	Apr 2011	Kansas City, MO	Jun 2006
Deerfield, IL	Feb 2011	Alpharetta, GA	Oct 2005
Canton, CT	Feb 2011	Gurnee, IL	Sep 2005
Brentwood, TN	Jan 2011	Naperville, IL	Sept 2004
Trevose, PA	Dec 2010	Lawrenceville, GA	Sep 2001
Crocker Park, OH	Dec 2010	Indianapolis, IN	Apr 2001
Greenwich, CT	Nov 2010	Knoxville, TN	Mar 2001
Chapel Hill, NC	Nov 2010	Raleigh, NC	Mar 2000
Glastonbury, CT	Oct 2010	Greensboro, NC	Jan 2000
Quantico, VA	Sep 2010	Rockville, MD	Nov 1998
Chevy Chase, MD	May 2010	Milwaukee, WI	Mar 1998
Columbia, MD	May 2010	Charlotte, NC	Feb 1998
Cleveland, OH	Apr 2009	Orland Park, IL	Nov 1996
Cincinnati, OH	Jan 2009	Fairfax, VA	Mar 1992
Pittsburgh, PA	Dec 2008	Overland Park, KS	Apr 1991
Old Orchard, IL	Dec 2008	Timonium, MD	Jun 1990
Marietta, GA	Jun 2008	Buffalo Grove, IL	Aug 1989
Alexandria, VA	Apr 2008	Atlanta, GA	Jun 1988
Boca Raton, FL	Feb 2008	Oak Brook, IL	Pre-1985
Sterling, VA	Dec 2007	Chicago, IL	Pre-1985
Ft. Lauderdale, FL	Jul 2007	Schaumburg, IL	Pre-1985
St. Louis, MO	Jan 2007

ITEM 1A.                                Risk Factors

RISK FACTORS

In evaluating our business, every investor should carefully consider the following risks.  Our business, financial condition or results of operations could be materially adversely affected by any of the following risks.

The loss of one or more of our Partner fertility centers would lead to a decline in our revenues and profit.

The contracts that we enter into with our Partner fertility centers typically have terms that range from 10 to 25 years and contain automatic renewal provisions. Some of these agreements also contain provisions that allow the Partner fertility center to terminate the agreement, upon 12 months’ prior notice, at any time after five years from the agreement’s effective date. Our two largest Partner fertility centers provided approximately 38% of our Attain Fertility Centers division revenues for the year ended December 31, 2011. If either of these Partner fertility centers, or any of our other Partner fertility centers, were to terminate its agreement with us, we would lose all of the revenues associated with such Partner fertility center, but would not experience any meaningful reduction in our infrastructure costs.

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

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, were signed into law in March 2010 and has resulted in significant reforms to the U.S. healthcare system and the structure of the healthcare provider delivery system.  The full impact of the Affordable Care Act is still unknown, and will depend on future regulations and guidance to be promulgated by the Centers or Medicare & Medicaid Services.  Any new reimbursement methodologies and mechanisms adopted by Medicare, Medicaid or other commercial third party payors as a direct or indirect result of the affordable care Act could have an impact on the demand and reimbursement for our services.

We face competition from existing providers, as well as new providers entering our markets.

Our business divisions operate in highly competitive areas. Our fertility centers compete with national, regional and local physician practice fertility centers, hospitals and university medical centers, some of which have programs that compete with our Attain IVF programs. Our fertility centers may also compete with fertility centers located outside of the United States, due to the largely self-pay nature of IVF treatment in the United States. Our vein clinics compete with other vein care clinic providers, dermatologist and surgical clinics that provide ELT and sclerotherapy as an ancillary offering, vascular surgeons and interventional radiologists. Barriers to entry in the vein care industry are low. New health care providers that enter our markets impact our market share, patient volume and growth rates. Increased competitive pressures require us to commit resources to marketing efforts, which impacts our margins and profitability. There can be no assurance that our fertility centers or vein clinics will be able to compete effectively with existing providers in our markets or that new competitors will not enter into our markets. These existing and new competitors may have greater financial and other resources than we or our fertility centers or vein clinics do. Increased competition could also make it more difficult for us to expand our business by entering into new contracts with fertility centers or opening new vein clinics.

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

Additionally, our management agreements with our vein clinics provide that the vein clinics will pay us a fee equal to 150% of our expenses of operating and managing the vein clinics. These fees have historically exceeded the operating margin generated by any particular vein clinic prior to payment of the management fee. Accordingly, each vein clinic only pays the portion of the management fee that is equal to the amount of profit generated by the clinic annually up to the 150% amount. As a result, our vein clinics do not generate any net profits at year end. A state regulator could find that such a compensation model is actually based on a percentage of the revenue of a particular vein clinic or that our management fee is not commensurate with the services we provide, in which case our management agreements would be violating fee-splitting laws of certain states where we operate vein clinics. We could be forced to restructure the fee structure under the management agreements to our material financial detriment or the providers affiliated with our vein clinics who have been found to violate the fee-splitting statutes or regulations may be subject to disciplinary action or criminal sanctions, which could lead to the closure of one or more of our vein clinics.

New or enhanced laws and regulations affecting the fertility industry could increase our costs of compliance and force us to alter certain of our operations.

A number of high profile events have occurred recently related to ART and fertility practices generally, such as the implantation of a greater than recommended number of embryos, resulting in extraordinarily high-order multiple births, or the implantation of incorrect patient embryos. Federal and state regulators may more carefully scrutinize the fertility industry as a result of these events, and may adopt more stringent laws and regulations that could increase our compliance costs or force us to alter certain of our operations.  In addition, some states have proposed laws that would define “person” to include an embryo; any such laws in States where our fertility centers practice may have an adverse impact on their operations.

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

Systems and information technology interruption could adversely impact our ability to operate.

In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

From time to time, we and our Partner fertility centers and vein clinics and their physicians are parties to legal proceedings in the ordinary course of business. We are exposed to claims of professional negligence based on services performed by our employees, including physician assistants and nurse practitioners, as well as based on our relationships with physicians providing treatments at our Partner fertility centers and vein clinics. We maintain, for our medical practices and certain of our employees, medical malpractice insurance with limits of $3 million per claim, regardless of the number of the covered defendants, and $10 million per year in the aggregate, with respect to our Partner fertility centers, and with limits generally equal to $1 million per physician and $10 million per year in the aggregate, with respect to our vein clinics. Our Partner fertility centers, vein clinics and their physicians are additional named insureds under our policies. All of our insurance policies are subject to deductibles or a self-insured retention. A portion of the insurance for certain of our fertility centers is provided by ARTIC.

In May 2009, a complaint entitled Sally Ware and Christopher Ware v. Daniel Baxter Whitesides and Reproductive Endocrinology Associates of Charlotte (REACh) was filed in the Superior Court Division, Mecklenburg County, State of North Carolina.  The lawsuit alleged that due to defendants’ negligence, an embryo with a genetic disease was implanted into Sally Ware which resulted in the birth of a child with cystic fibrosis.  The plaintiffs’ claims were adjudicated via binding arbitration. On April 11, 2011 the arbitration panel found no negligence on behalf of the physician and REACh, but found that plaintiffs were injured because of the negligence of a nurse who is a Company employee. The arbitrators awarded the plaintiffs $26,381 in damages for wrongful conception and $2.0 million in damages for severe emotional distress.   The insurance carrier for the physician and REACh who paid the plaintiffs approximately $1.5 million filed a lawsuit against the Company in September 2011 in the General Court of Justice, Superior Court Division, Guildford County, South Carolina in which the carrier is claiming, among other things, a willful refusal of the Company to indemnify carrier under the management agreement between REACh and the Company as a result of payments made by the carrier to the Wares as a result of the arbitral award.  We have retained North Carolina counsel and the we will arbitrate the dispute based on a Court’s determination. Although we are vigorously defending the allegations, we cannot assure you that we will ultimately prevail.

ITEM 4.                      Mine Safety Disclosure

Not applicable.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “INMD” The following table sets forth the high and low closing sales price for our common stock, as reported on the NASDAQ Global Market.

	Common Stock
	High	Low
2011
Fourth Quarter	$8.53	$6.70
Third Quarter	$9.98	$7.73
Second Quarter	$10.38	$9.15
First Quarter	$11.04	$8.56

2010
Fourth Quarter	$9.21	$7.95
Third Quarter	$10.24	$7.57
Second Quarter	$9.23	$7.80
First Quarter	$9.00	$7.01

On March 1, 2012, there were approximately 97 holders of record of the Common Stock and approximately 926 beneficial owners of shares registered in nominee or street name.

Dividend Policy

We have not paid cash dividends on our common stock during the last two fiscal years, and we currently anticipate retaining all available funds for use in the operation and expansion of the business. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We have three stock option plans which have previously been approved by our shareholders.  The following table sets forth certain information relative to these stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	164,543	$7.55	851,443

Equity compensation plans not approved by security holders	—	—	—

Total	164,543	$7.55	851,443

During 2011, 2010 and 2009, we issued approximately 122,000, 168,000, and 142,000 shares, respectively, of restricted common stock as compensation to several of our officers and directors with an aggregate value of $1,060,000, $1,341,000 and $978,000 respectively. These shares were valued at their fair value on the date of grant, and are amortized to expense over their vesting period, which approximates the service period.

During 2010 we issued approximately 81,000 incentive stock options to certain members of our management team. These options have a five year life, vest over four years and had a fair value at date of grant of approximately $311,000.

Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on IntegraMed America, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2006 and its relative performance is tracked through 12/31/2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
IntegraMed America, Inc.
NASDAQ Composite
NASDAQ Health Services

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11

IntegraMed America, Inc.	100.00	95.51	56.06	65.70	71.93	65.28
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Health Services	100.00	108.32	79.23	89.61	92.33	77.63

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.  Selected Financial Data

The following selected financial data (for the years ended December 31, 2011, 2010, 2009, 2008, and 2007) are derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. Financial information for our Vein Clinics division is included only for the period subsequent to its August 8, 2007 acquisition.

Statement of Operations Data:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)

Revenues, net	$273,582	$243,169	$216,760	$198,153	$151,822
Costs of services and sales	252,491	221,953	195,870	179,867	136,699
Contribution	21,091	21,216	20,890	18,286	15,123
General and administrative expenses	11,551	12,668	12,155	10,654	10,537
Total other (income) expense, net	1,985	695	910	1,180	(120)
Income before taxes	7,555	7,853	7,825	6,452	4,706
Provision for income taxes	2,955	3,128	3,331	2,537	1,662
Net income applicable to Common Stock	$4,600	$4,725	$4,494	$3,915	$3,044

Basic EPS	$0.39	$0.42	$0.51	$0.45	$0.37
Diluted EPS	$0.39	$0.41	$0.51	$0.45	$0.36

Weighted average shares - basic	11,838	11,380	8,773	8,618	8,310
Weighted average shares - diluted	11,869	11,429	8,834	8,691	8,410

Balance Sheet Data:

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)

Working capital (1)	$19,607	$17,881	$(2,703)	$(2,447)	$(3,435)
Total assets	157,504	148,655	124,309	121,441	114,171
Total indebtedness	11,003	14,692	26,166	30,219	25,460
Retained Earnings (Accumulated deficit)	11,639	7,039	2,314	(2,180)	(6,095)
Total shareholders' equity	89,542	83,520	58,193	52,264	47,634

(1)	Represents current assets less current liabilities.

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

Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements regarding events and/or anticipated results within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to many factors, including, among other things, those discussed under the caption “Risk Factors” in Item 1A. We are under no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements whether as a result of new information, future events or otherwise.

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

The primary elements of our business strategy include:

•	Drive growth at our contracted fertility centers by providing additional services; services.

•	Expand the relationships to additional fertility centers through the sale of consumer product offerings;

•	Developing de novo vein clinics;

•	Increasing the total number of patients treated;

•	Increasing the penetration of our Attain IVF programs; and

•	Continuing to improve operating efficiencies.

Major Events Impacting Financial Condition and Results of Operations

2011

On December 31, 2011, Andrew Mintz, President of Attain Fertility Centers Division resigned for personal reasons.

On September 28, 2011, we announced the promotion of Timothy P. Sheehan to Senior Vice President and Chief Financial Officer. Mr. Sheehan had been serving as Interim Chief Financial Officer since January 1, 2011.

On August 8, 2011, we amended our credit facility with Bank of America, N.A., TD Bank, N.A. and Webster Bank, N.A.  This amendment revised our consolidated EBITDA covenant.
 On March 2, 2011, we amended our credit facility with Bank of America, TD Bank, and Webster Bank.  This amendment revised two financial covenants (Consolidated EBITDA and the method of calculating the fixed charge covenant) which better aligned our credit facility with our business strategy.

On January 18, 2011 we announced the acquisition of the Northwest Center for Reproductive Science (NCRS) for a purchase price of approximately $2.3 million.  NCRS was an established fertility practice based in the Pacific Northwest and has been successfully integrated into Seattle Reproductive Medicine, our Seattle based Partner fertility center.

2010

On December 21, 2010, we announced the retirement at year end of our Chief Financial Officer, John W. Hlywak, Jr. and the appointment of Timothy P. Sheehan as Interim Chief Financial Officer on January 1st, 2011.  In connection with the retirement of Mr. Hlywak, we  announced expected costs of $300,000 of post-retirement costs.

On November 3, 2010, we announced the planned opening of 5 additional new clinics in our Vein Clinics Division (these are in addition to our previously announced 10 new clinics in 2010 and the beginning of 2011).  We estimated startup costs related to these five additional clinics of between $1.75-$2.25 million and stated that these costs would impact 2011 reported results principally during Q2 and Q3 of 2011.

On October 12, 2010, our Attain Fertility Centers Division announced the addition of New Hope Center for Reproductive Medicine in Virginia Beach, VA to our affiliate network.

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

On September 1, 2010, our Attain Fertility Centers Division announced the addition of the Stanford Fertility and Reproductive Medicine Center (SFRMC) to our affiliate  network.

On July 23, 2010, our Attain Fertility Centers Division announced the addition of Houston Fertility Institute to our affiliate network.

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

On February 4, 2010, we announced the addition of Tennessee Reproductive Medicine to the Attain Fertility Centers Division’s affiliate network.

On January 12, 2010, we announced plans to open a new vein clinic in Chevy Chase, Maryland in early May 2010. This was the 35th clinic in our Vein Clinics Division and our seventh clinic in the greater Baltimore/Washington D.C. region.

On January 8, 2010, we announced plans to open a new vein clinic in Columbia, Maryland in mid-2010. This was the 34th clinic in our Vein Clinics Division and added  interventional radiology treatments to the full range of vein treatments provided at our existing vein clinics.

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

On April 20, 2009, we announced the opening of a new vein clinic in Cleveland, Ohio. This represented the 34th clinic in our Vein Clinics Division, our entry into the Cleveland market and the expansion of our presence in the State of Ohio.

On April 1, 2009, we elected to exercise the option contained in our business service agreement with Arizona Reproductive Medicine Specialists, based in Phoenix, Arizona, and expand our service offerings from a limited range of services to those offered to our other fertility Partners.

On January 20, 2009, we announced the opening of a new vein clinic in Cincinnati, Ohio. This represented the 33rd clinic in our Vein Clinics Division and our first entry into the State of Ohio and the Cincinnati market.

Subsequent Events

On February 10, 2012, we announced that our Attain Fertility Centers Division had entered into an agreement with UNC Health Care System’s to provide full complement of support services, including operational and financial management, revenue cycle management, patient marketing and sales, information systems support to their fertility practice.

Under the terms of this 20-year agreement, our service fees are comprised of a fixed percentage of revenues, reimbursed costs of services, and an additional fixed percentage of the center’s earnings. We also committed up to $.05 million to fund any necessary capital needs of the practice.

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

Results of Operations

The following table shows the percentage of net revenues represented by various expenses and other income items reflected in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Revenues, net:
Fertility Centers	73.1%	75.0%	76.6%
Vein Clinics	26.9%	25.0%	23.4%
Total revenues	100.0%	100.0%	100.0%

Costs of services and sales:
Fertility Centers	66.5%	67.7%	68.9%
Vein Clinics	25.8%	23.5%	21.5%
Total costs of services and sales	92.3%	91.3%	90.4%

Contribution:
Fertility Centers	6.6%	7.3%	7.7%
Vein Clinics	1.1%	1.4%	1.9%
Total contribution	7.7%	8.7%	9.6%

General and administrative expenses	4.2%	5.2%	5.6%
Other Expense	0.6%	0.0%	0.0%
Interest income	(0.0)%	(0.1)%	(0.1)%
Interest expense	0.1%	0.4%	0.5%
Total other expenses	4.9%	5.5%	6.0%

Income from operations before income taxes	2.8%	3.2%	3.6%
Income tax provision	1.1%	1.3%	1.5%
Net income	1.7%	1.9%	2.1%

Year Ended December 31, 2011 as Compared to Year Ended December 31, 2010

For the twelve months ended December 31, 2011, total revenues were $273.6 million, an increase of approximately $30.4 million, or 12.5%, from the same period in 2010. Revenue at our Attain Fertility Centers Division was up approximately $17.5 million, or 9.6%, based on growth in both our Partner fertility centers and Attain IVF programs. Revenue at our Vein Clinics grew $12.9 million, or 21.2% from the same period in 2010 driven by organic revenue growth at existing clinics and revenues from new clinics opened in the fourth quarter of 2010 and throughout 2011.

For the year ended December 31, 2011, operating contribution was $21.1 million versus $21.2 million in the comparable period of 2010. These results reflect a slight decline in contribution from our Vein Clinics segment in 2011 due to start-up costs associated with new clinic openings.

Year Ended December 31, 2010 as Compared to Year Ended December 31, 2009

For the twelve months ended December 31, 2010, total revenues were $243.2 million, an increase of approximately $26.4 million, or 12.2%, from the same period in 2009. Revenue at our Attain Fertility Centers Division was up approximately $16.3 million, or 9.8%, based on growth in both our Partner fertility centers and Attain IVF programs. Revenue at our Vein Clinics grew $10.1 million, or 20.0% from the same period in 2009 driven by organic revenue growth at existing clinics and revenues from new clinics which were opened during 2010.

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

The components of our revenues from most of our Partner fertility centers are:

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

Our revenues from one Partner clinic are not based on this three-part structure. Rather, effective as of November 1, 2009, our revenues this clinic are generally equal to the operating expenses associated with managing  the medical practice plus 9.5% of such expenses.

In addition to these revenues generated from our fertility centers, we often receive miscellaneous other revenues related to providing non-medical services to medical practices. From the total of our revenues, we subtract the annual amortization of our business service rights under most agreements, which are the rights to provide business services to each of the centers.

During 2011, revenue from our Partner fertility centers increased by $15.5 million, or 10.1%, relative to the same period in the prior year. This increase was the result of a $12.9 million rise in same-center revenues as well as $2.6 million of incremental revenues from the in-market acquisition of a competing clinic in one of our major markets. The increased revenue from same-centers was due in part to increased patient flow and a favorable mix of treatment procedures.

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

The table below illustrates the components of the Attain Fertility Centers revenues in relation to the Partner fertility center practice financials for the years ended December 31, 2011, 2010 and 2009 (in thousands):

		Year ended December 31,
		2011	2010	2009

	Partner Fertility Center Financials
(a)	Patient revenue	$239,677	$215,468	$203,898
(b)	Cost of services	(152,131)	(138,360)	(130,615)
(c)	Base service fee	(11,834)	(10,906)	(9,562)
(d)	Practice contribution (a-b-c)	75,712	66,202	63,721
(e)	Additional service fee	(6,335)	(5,569)	(6,302)
(f)	Contribution retained by Physician Partners (d-e)	$69,377	$60,633	$57,419

	IntegraMed Financials
(g)	IntegraMed gross revenue (b+c+e)	$170,300	$154,835	$146,479
(h)	Amortization of business service rights	(1,295)	(1,295)	(1,295)
(i)	Other revenue	125	99	125
(j)	IntegraMed fertility services revenue (g+h+i)	$169,130	$153,639	$145,309

 (i) Other revenue includes administrative fees we receive from ARTIC, the captive insurance company as well as other miscellaneous fees.

The Company’s revenue generated from the business services provided to the physician Partner clinics (line “g”) is comprised of the three fee components, the cost of service fee (line “b”), the base service fee (line “c”) and the additional service fee (line “e”).

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

Our Cost of Service and Sales are comprised of all costs necessary to operate Partner fertility and vein care clinics as well as payments to contracted physicians for medical services associated with our Attain IVF programs. A tabular break-down of these costs are presented below (in thousands):

	Attain Fertility	Vein Clinics	Total Cost of Services
For the year ended December 31, 2011
Employee Salaries & Benefits	$81,204	$31,079	$112,283
Professional Service Fees	29,652	—	29,652
Clinical Supplies & Donor Fee	16,708	7,603	24,311
Office Expenses	6,101	3,018	9,119
Occupancy Costs	13,914	3,612	17,526
Depreciation Expense	4,312	1,675	5,987
Marketing and Promotion	4,803	7,935	12,738
Outside Services	3,020	—	3,020
Insurance/Taxes	4,939	—	4,939
Bad Debt	1,890	1,047	2,937
Other	7,261	7,778	15,039
Subtotal	$173,804	$63,747	$237,551
Division Overhead	8,212	6,728	14,940
Total Cost of services and sales	$182,016	$70,475	$252,491

	Attain Fertility	Vein Clinics	Total Cost of Services

For the year ended December 31, 2010
Employee Salaries & Benefits	$72,127	$24,484	$96,611
Professional Service Fees	26,898	—	26,898
Clinical Supplies & Donor Fee	14,816	5,898	20,714
Office Expenses	3,695	2,717	6,412
Occupancy Costs	12,697	2,432	15,129
Depreciation/Lease Expense	5,841	583	6,424
Marketing and Promotion	3,529	8,184	11,713
Outside Services	3,716	—	3,716
Insurance/Taxes	4,593	—	4,593
Bad Debt	2,021	1,933	3,954
Other	8,122	5,040	13,162
Subtotal	$158,055	$51,271	$209,326
Division Overhead	6,663	5,964	12,627
Total Cost of services and sales	$164,718	$57,235	$221,953

For the year ended December 31, 2009
Employee Salaries & Benefits	$68,087	21,465	$89,552
Professional Service Fees	21,073	—	21,073
Clinical Supplies & Donor Fee	13,116	4,807	17,923
Office Expenses	6,170	1,726	7,896
Occupancy Costs	12,275	1,897	14,172
Depreciation/Lease Expense	4,114	750	4,864
Marketing and Promotion	3,768	5,626	9,394
Outside Services	3,530	—	3,530
Insurance/Taxes	4,315	—	4,315
Bad Debt	3,151	1,655	4,806
Other	4,425	3,004	7,429
Subtotal	$144,024	$40,930	$184,954
Division Overhead	5,321	5,595	10,916
Total Cost of services and sales	$149,345	$46,525	$195,870

The following summarized quarterly data for the years ended December 31, 2011, 2010 and 2009 is presented for additional analysis and demonstration of the slight seasonality of our Attain Fertility Centers Division. New patients visits are an indicator of initial patient interest in fertility treatment and IVF cases completed are an indicator of billable charges. Contributing to the lower number of IVF cases completed are temporary voluntary laboratory closures at year end as several of our labs in order to undergo normal maintenance.

(in thousands, except new patient visits and IVF cases completed).

	Period Ended December 31, 2011
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$48,599	$49,653	$50,816	$50,895	$199,963
Contribution	$4,435	$4,172	$4,656	$4,684	$17,947

Partner Center Statistics:
New Patient Visits	7,639	7,458	7,412	7,057	29,566
IVF Cases Completed	3,808	3,886	3,821	3,831	15,346
IUI Cycles	6,017	6,410	6,244	6,487	25,158
Attain IVF Statistics:
Applications	761	719	730	606	2,816
Enrollments	439	457	418	349	1,663
Pregnancies	267	269	285	243	1,064

	Period Ended December 31, 2010
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$44,044	$45,580	$45,899	$46,920	$182,443
Contribution	$4,445	$4,389	$4,636	$4,255	$17,725

Partner Center Statistics:
New Patient Visits	7,041	7,161	6,933	6,787	27,922
IVF Cases Completed	3,413	3,558	3,578	3,082	13,631
IUI Cycles	5,723	6,259	6,103	5,621	23,706
Attain IVF Statistics:
Applications	725	799	713	693	2,930
Enrollments	361	433	448	391	1,633
Pregnancies	216	262	289	305	1,072

	Period Ended December 31, 2009
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$41,509	$42,294	$40,977	$41,355	$166,135
Contribution	$4,153	$4,218	$4,047	$4,371	$16,790

Partner Center Statistics:
New Patient Visits	6,980	7,086	7,069	6,433	27,568
IVF Cases Completed	3,624	3,560	3,488	3,255	13,927
IUI Cycles	5,848	5,908	6,065	6,215	24,036
Attain IVF Statistics:
Applications	549	519	552	593	2,213
Enrollments	253	239	288	283	1,063
Pregnancies	211	199	175	195	780

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

Patients enrolled in our Attain IVF Multi-Cycle Program pay us a single fee, which is slightly less than the average cost of two fresh IVF cycles, in return for up to four treatment cycles (consisting of two fresh IVF cycles and two frozen embryo transfers). With respect to our Attain IVF Multi-Cycle Program, we recognize a pro rata share of the contract amount as revenue as each treatment cycle is completed. The remaining portion of the program contract amount is recognized as revenue when the patient becomes pregnant. Under such revenue recognition methodology, we never recognize more revenue than the potential refundable amount under the program. At the time of pregnancy, we establish a reserve for future medical costs should the patient miscarry and require additional contracted treatment cycles. The main factors that impacts Attain IVF Multi-Cycle Program financial performance is the number of patients enrolled and receiving treatment as well as clinical outcomes.

Revenues from our Attain IVF programs increased by $2.1 million, or 7.1%, for the year ended December 31, 2011, versus the same period in the prior year. This growth was driven primarily by the continued increased enrollment in our Multi-Cycle program which was introduced during fiscal 2010,  for which there is no refund component.  Enrollments into our Attain IVF programs grew 1.8% in 2011 versus the prior year reflecting increased competition in this area from other providers.

Revenues from our Attain IVF programs increased by $8.2 million, or 41.8%, for the year ended December 31, 2010, versus the same period in the prior year. This growth was fueled primarily by the expansion of our Multi-Cycle product offering during fiscal 2010 which helped drive enrollments and pregnancies in our Attain IVF programs to increases of 53.6% and  37.4% , respectively, during 2010 versus the prior year

Contribution:

Contribution from our Attain Fertility Centers Division for the year ended December 31, 2011 rose $0.2 million or 1.3% to $17.9 million versus $17.7 million in the year earlier period. This increase is comprised of additional contribution of $1.5 million from our Partner fertility centers resulting from higher management fees associated with the underlying growth of those clinics; an additional $0.1 million of contribution from our Attain IVF and Affiliate programs less additional division specific overhead costs of $1.4 million primarily related to marketing programs,   management infrastructure and occupancy costs.

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

 Revenues for the year ended December 31, 2011 were $73.6 million, up 21.2%, or $12.9 million from 2010.  During 2011, we opened five new vein clinic locations in Brentwood, TN; Deerfield, IL; Exton, PA; Canton, CT and Wilton, CT. These additional clinics brought our total number of vein clinics to 45 as of December 31, 2011. These new vein clinics accounted for $4.4 million of the increase in net revenue. The remaining $8.5 million increase was generated from existing same-store clinics and/or clinics opened during 2010 which were not in operation for the full calendar year. During 2011 we also closed one under-performing clinic in Madison, WI, and folded one under-performing clinic into a more established clinic in the South Florida market.

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

Contribution:

Contribution for the year ended December 31, 2011 was $3.1 million, a decline of $0.4 million from the prior year. Vein clinic contribution continues to be impacted by start-up losses at new clinics which totaled approximately $0.2 million and $2.5 million for the three and twelve months ended December 31, 2011, a level consistent with our expectations.   Contribution from our mature clinics, those opened prior to January 1, 2010, grew by $0.5 million, or 4.3% for the year ended December 31, 2011 versus the prior year.

Contribution for the year ended December 31, 2010 was $3.5 million, a decline of $0.6 million from the prior year and is attributable to the start-up costs associated with our new clinic expansion program.

Our strategy is to continue to expand our clinic footprint by opening additional new vein clinics in locations across the United States during 2012 and in future years. As a result of this expansion program, we anticipate additional new clinic start-up losses of $0.6 to $0.9 million in the first quarter of 2012 and approximately $3.5 million for all of fiscal 2012.  The pace of these openings is dependent upon our ability to identify and develop appropriate site locations for clinics which comprise both adequate reimbursement rates and patient demographics, and to recruit qualified physicians to staff those sites.

First Leg Starts, which are a billable procedure, and a measure of our ability to attract and convert new patients, rose 17.6% and 15.2% in the twelve months ended December 31, 2011 versus 2010, and 2010 versus 2009, respectively.

Vein Clinics Division quarterly data for the years ended December 31, 2011, 2010 and 2009 appear below (in thousands, except patient metrics).

	Period Ended December 31, 2011
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$15,660	$19,398	$18,581	$19,980	$73,619
Contribution	$248	$1,192	$543	$1,161	$3,144
Inquiries	5,733	8,912	6,402	3,313	24,360
New Consultations	3,723	5,604	4,977	3,019	17,323
First Leg Starts	2,125	2,759	2,575	2,304	9,763

	Period Ended December 31, 2010
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$12,980	$16,188	$14,658	$16,900	$60,726
Contribution	$867	$1,956	$112	$556	$3,491
Inquiries	5,244	7,347	5,231	3,024	20,846
New Consultations	3,420	4,541	3,781	2,811	14,553
First Leg Starts	1,882	2,307	2,097	2,017	8,303

	Period Ended December 31, 2009
	Q1	Q2	Q3	Q4	Total
Revenues, Net	$10,846	$13,821	$12,621	$13,337	$50,625
Contribution	$754	$1,282	$995	$1,069	$4,100
Inquiries	4,783	6,894	5,328	3,407	20,412
New Consultations	3,121	4,585	3,894	2,564	14,164
First Leg Starts	1,574	2,085	1,959	1,590	7,208

General and Administrative Expenses

General and administrative expenses are comprised of salaries and benefits, administrative, regulatory compliance and operational support costs defined as our Shared Services group, which are not specifically related to individual center or clinic operations or other product offerings.

General and administrative expenses totaled $11.5 million for the year ended December 31, 2011, a decrease from the $12.7 million recognized in the prior year. The decrease in general and administrative expenses in 2011 is partially attributable to on-going cost controls as well as a realignment of specific cost elements between General and Administrative and Cost of Service items. We measure our performance in part by relating general and administrative expenses to operating contribution. For the year ended December 31, 2011, general and administrative expenses were 54.8% of contribution compared to 59.7% of contribution for the year ended December 31, 2010, indicating enhanced leverage within our Shared Service cost structure.

For the year ended December 31, 2009, general and administrative expenses totaled $12.2 million and 58.2% of operating contribution.

We continue to actively manage general and administrative expenses in an effort to leverage our Shared Services group and extract economies of scale as those opportunities arise.

Interest

Net interest expense was $0.3 million, $0.7 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The reduction in net interest expense for the years presented is the result of scheduled debt repayments which reduced our outstanding loan balances.

Subject to interest rate fluctuations and changes to our credit arrangements, we anticipate interest expense to decrease gradually in the coming quarters as scheduled debt repayments reduce our outstanding principal balances.

Income Tax Provision

Our provision for income tax was approximately $3.0 million, $3.1 million and $3.3 million for the three years ended December 31, 2011, 2010 and 2009, respectively, or 39.1%, 39.8% and 42.6% of pre-tax income, respectively. Our effective tax rates for all years reflect provisions for both federal and state income taxes.

Effective January 1, 2007, we adopted ASC 740-10-50, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation has not had a material impact on our consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2009 through 2011 tax years remain open for examination by the tax authorities.  Federal income tax returns through 2008 have been examined by the Internal Revenue Service, and an examination of the 2009 federal income tax returns is in process.  For state tax purposes, our 2005 through 2011 tax years remain open for examination by the tax authorities mainly because we are currently under examination by the State of Florida.  We do not anticipate any material impact to our consolidated financial statements due to these examinations.

Off-Balance Sheet Arrangements

Current accounting guidance addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance is effective for reporting periods after January 1, 2010 requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE. An enterprise is required to consolidate if it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and is the primary beneficiary or obligor of the VIE. As of December 31, 2011, through our ownership of Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary and obligor of their financial results (our contract provides for us to receive any excess or deficit profits from the vein clinics). As such we have consolidated these vein clinic operations in our consolidated financial statements.  Since we do not have any financial interest in the individual fertility centers and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit profits), we do not consolidate the results of the fertility centers in our accounts. Also, since we do not have a controlling interest in the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.

Liquidity and Capital Resources

As of December 31, 2011, we had approximately $57.9 million in cash and cash equivalents on hand as compared to $50.2 million at December 31, 2010. We had a working capital of approximately $19.6 million, at December 31, 2011.

Attain IVF deferred revenue and other patient deposits, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues. These deposits totaled approximately $16.3 million and $15.9 million as of December 31, 2011 and 2010, respectively. The change in deposit balances are a direct result of patient enrollment, and through-put, in our treatment programs. These deposits are a significant source of cash flow and represent interest-free financing for us.  These funds are not restricted and the cash balances are included in our cash and cash equivalents.

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, TD Bank and Webster Bank and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of December 31, 2011, approximately $12.4 million of the $35 million line of credit was available) and a $25 million three-year term loan (of which approximately $16 million was outstanding at the date of closing). Both the term loan and the revolving credit facility mature in May 2013. Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. Commitment fees on unused portions of the revolving credit facility are also payable based on a tiered pricing structure tied to the same defined leverage ratio.

We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

During the third quarter of 2010 we also entered into an interest rate swap agreement to help manage interest rate risk. This swap will mature in the third quarter of 2013, at which time we will re-evaluate our options for managing interest rate risk.

As of December 31, 2010, we were not in compliance with one of the required financial covenants in our credit facility, for which we have received a waiver from our lenders.  On March 2, 2011, we amended our credit facility to modify (i) the definition of “Unfunded Capital Expenditures” and (ii) the covenant related to “Minimum Consolidated EBITDA,” for the fiscal quarter ended December 31, 2010 and each fiscal quarter through March 31, 2012 to $16 million on a trailing four quarters basis and for each quarter ending June 30, 2012 and thereafter to $18 million.  At December 31, 2011, we were in compliance with all of our financial covenants under our credit facility.

On February 18, 2010, we completed a public offering of 2,800,000 shares of common stock at a price to the public of $7.50 per share, which raised approximately $19.1 million of net proceeds, after deducting underwriting discounts, commissions and offering expenses. The stated use of proceeds for this new capital was to assist with the addition of new partner fertility centers, accelerate the pace of new vein clinic openings and for general working capital and other corporate purposes.

As of December 31, 2011, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements.  However, we do anticipate upcoming capital expenditures during the normal course of business which we will be able to finance from our operating cash flows. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements.

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

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
			Less Than					After
	Total		1 Year	1 — 3 Years		4 — 5 Years		5 Years
	(in thousands)

Notes payable		$10,970	$3,783		$7,187		$—	$—
Capital lease obligations		33	33		—		—	—
Interest on debt		387	311		76		—	—
Operating leases		66,700	11,8718		29,377		6,948	18,504

Total contractual cash obligations	$		$	$		$		$
Total contractual cash obligations		78,090	15,998		36,640		6,948	18,504

	Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1 — 3 Years	4 — 5 Years	5 Years
	(in thousands)

Unused lines of credit	$35,000	$—	$35,000	$—	$—

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

RECENTLY ISSUED ACCOUNTING GUIDANCE:

Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU No. 2011-05)

In June 2011, the FASB issued a new accounting standard on presenting comprehensive income with the intention of increasing its prominence in financial statements by eliminating the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. The standard requires comprehensive income to be reported in either a single statement that presents the components of net income, the components of other comprehensive income, and total comprehensive income, or in two consecutive statements. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for public companies. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU No. 2011-08)

The FASB’s recently issued accounting standard simplifies the goodwill impairment assessment for some circumstances because it permits a company to make a qualitative assessment of whether goodwill impairment exists before applying the two-step goodwill impairment test.  If the conclusion from the qualitative assessment is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. The new standard is effective for public and nonpublic companies for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011.  We have adopted early the relevant provisions of ASU 2011-08 in the fourth quarter of 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue (ASU No. 2011-07)

In July 2011, the FASB issued a new accounting standard on the presentation of patient service revenue and related provisions for doubtful accounts. Under the term of this pronouncement certain health care entities are required to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). This pronouncement is applicable to only those entities that recognize significant amounts of patient service revenue at the time services are rendered even though the entities do not assess a patient’s ability to pay. All other entities would continue to present the provision for bad debts (including bad debts associated with patient service revenue) as an operating expense. The new standard is effective for public companies effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  As the patient service revenue included in our financials includes an assessment of a patient’s ability to pay, and is presented net of related contractual allowances, it is our opinion that this standard in not applicable to our statement of operations, and therefore we will continue to present the provision for bad debts as an operating expense.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. We are currently subject to interest rate risk associated with our credit facilities as well as our short term investments and certain advances to our Partner Fertility Centers, some of which are tied to either short term interest rates, LIBOR or the prime rate. As of  December 31, 2011, we do not believe that a one percent change in market level interest rates would have a material impact our pre-tax income.

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

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the framework set forth in the report entitled, “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The Company’s independent registered public accounting firm, EisnerAmper LLP, has audited our internal control over financial reporting as of December 31, 2011 as stated in their report which appears on page F-2 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The other information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2012 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the captions “Election of Directors for a Term of One Year”, “Section 16 (a) Beneficial Ownership Reporting Compliance” and “Committees of the Board”.

ITEM 11.                      Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2012 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the captions “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2012 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption “Security Ownership”.

ITEM 13.                      Certain Relationships, Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2012 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption “Certain Relationships and Related Transactions”.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2012 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end, including the information set forth under the caption “Independent Public Registered Accounting Firm”.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedule

(a)	(1)	Financial Statements
	(2)	The exhibits that are listed on the Index to Exhibits herein which are filed as 10.67; 10.68; 21.1; 23.1; 31.1; 31.2; 32.1 and 32.2

(b)		Exhibits. The list of exhibits required to be filed with Annual Report on Form 10-K is set forth in the Index to Exhibits herein.

FINANCIAL STATEMENTS

Item 8 and 15 (a)(1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of IntegraMed America, Inc.

We have audited the accompanying consolidated balance sheets of IntegraMed America, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of years in the two-year period ended December 31, 2011.  We also have audited IntegraMed America, Inc.‘s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  IntegraMed America, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal controls over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntegraMed America, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, IntegraMed America, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/EisnerAmper LLP
New York, New York
March 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of IntegraMed America, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of IntegraMed America, Inc. for the year ended December 31, 2009.  IntegraMed America, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of IntegraMed America, Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/Amper, Politziner & Mattia, LLP
Edison, New Jersey
March 10, 2010

PART I — FINANCIAL INFORMATION
Item 1.                     Consolidated Financial Statements
INTEGRAMED AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(all dollars in thousands, except share amounts)

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$57,909	$50,183
Patient and other receivables, net	6,372	7,350
Deferred income taxes	2,222	2,510
Prepaids and other current assets	8,602	9,611
Total current assets	75,105	69,654

Fixed assets, net	21,288	19,264
Business service rights, net	24,114	22,915
Goodwill	30,334	30,334
Trademarks	4,442	4,442
Other assets	2,221	2,046
Total assets	$157,504	$148,655

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,037	$3,626
Accrued liabilities	17,074	17,265
Current portion of long-term notes payable and other obligations	3,816	3,784
Due to Fertility Medical Practices	14,229	11,246
Attain IVF deferred revenue and other patient deposits	16,342	15,852
Total current liabilities	55,498	51,773

Long-term notes payable and other obligations	7,187	10,908
Deferred income and other tax liabilities	5,277	2,454
Total Liabilities	67,962	65,135

Commitments and Contingencies

Shareholders' equity:
Common Stock, $.01 par value – 20,000,000 shares authorized at December 31, 2011 and 2010 respectively, 11,894,302 and 11,735,339 shares issued at December 31, 2011 and 2010, respectively and 11,857,094 and 11,728,491 shares outstanding at December 31, 2011 and 2010, respectively	119	117
Capital in excess of par	78,156	76,483
Accumulated other comprehensive loss	(42)	(55)
Treasury stock, at cost – 37,208 and 6,848 shares in 2011 and 2010, respectively	(330)	(64)
Retained earnings	11,639	7,039
Total shareholders' equity	89,542	83,520
Total liabilities and shareholders' equity	$157,504	$148,655

See accompanying notes to the consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share amounts)

	For the years ended
	2011	2010	2009

Revenues, net
Fertility Centers	$199,963	$182,443	$166,135
Vein Clinics	73,619	60,726	50,625
Total revenues	273,582	243,169	216,760

Costs of services and sales:
Fertility Centers	182,016	164,718	149,345
Vein Clinics	70,475	57,235	46,525
Total costs of services and sales	252,491	221,953	195,870

Contribution
Fertility Centers	17,947	17,725	16,790
Vein Clinics	3,144	3,491	4,100
Total contribution	21,091	21,216	20,890

General and administrative expenses	11,551	12,668	12,155
Other Expense	1,650	—	—
Interest income	(181)	(202)	(250)
Interest expense	516	897	1,160
Total other expenses, net	13,536	13,363	13,065

Income before income taxes	7,555	7,853	7,825
Income tax provision	2,955	3,128	3,331
Net income	$4,600	$4,725	$4,494

Basic and diluted net earnings per share:
Basic earnings per share	$0.39	$0.42	$0.51
Diluted earnings per share	$0.39	$0.41	$0.51

Weighted average shares - basic	11,838	11,380	8,773
Weighted average shares - diluted	11,869	11,429	8,834

See accompanying notes to the consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(all amounts in thousands)

				Accumulated			Retained Earnings
	Common Stock		Capital in	Comprehensive	Treasury Stock		(Accumulated	Total
	Shares	Amount	Excess of Par	Income (Loss)	Shares	Amount	Deficit)	Equity

BALANCE AT DECEMBER 31, 2008	8,668	$87	$54,943	$(375)	23	$(211)	$(2,180)	$52,264
Stock grants issued, net	142	1	(1)	—	23	(164)	—	(164)
Stock based compensation expense	—	—	1,337	—	—	—	—	1,337
Exercise of common stock options and related tax benefits	22	—	75	—	—	—	—	75
Unrealized gain on hedging transaction	—	—	—	187	—	—	—	187
Net income for the year ended 12/31/09	—	—	—	—	—	—	4,494	4,494

BALANCE AT DECEMBER 31, 2009	8,832	$88	$56,354	$(188)	46	$(375)	$2,314	$58,193
Stock awards grants, net	168	2	(1)	—	45	(346)	—	(345)
Stock based compensation expense	—	—	1,591	—	—	—	—	1,591
Stock options exercised and related tax benefits	19	—	162	(15)	—	—	—	147
Unrealized gain on hedging transaction, net	—	—	—	148	—	—	—	148
Secondary Offering	2,800	28	19,034					19,062
Retire Treasury Stock	(84)	(1)	(657)	—	(84)	657	—	(1)
Net income for the year ended 12/31/10	—	—	—	—	—	—	4,725	4,725

BALANCE AT DECEMBER 31, 2010	11,735	117	76,483	(55)	7	(64)	7,039	83,520
Stock awards grants, net	122	1	(1)	—	30	(266)	—	(266)
Stock based compensation expense	—	—	1,478	—	—	—	—	1,478
Stock options exercised and related tax benefits	37	1	196	—	—	—	—	197
Unrealized gain on hedging transaction, net	—	—	—	13	—	—	—	13
Net income for the year ended 12/31/11	—	—	—	—	—	—	4,600	4,600
BALANCE AT DECEMBER 31, 2011	11,894	$119	$78,156	$(42)	37	$(330)	$11,639	$89,542

See accompanying notes to the consolidated financial statements

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all amounts in thousands)

	For the year ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$4,600	$4,725	$4,494
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	8,494	6,846	7,119
Deferred income tax provision	5,036	663	3,433
Deferred or stock-based compensation	1,478	1,591	1,337

Changes in assets and liabilities —

Patient and other accounts receivables	978	(386)	(283)
Prepaids and other current assets	(821)	(1,958)	(1,187)
Other assets	(175)	207	(472)

Accounts payable	411	744	(7)
Accrued liabilities	(456)	1,837	(2,865)
Due to medical practices	2,983	4,822	70
Attain IVF deferred revenue and other patient deposits	490	2,490	2,125
Net cash provided by operating activities	23,018	21,581	13,764

Cash flows from investing activities:
Purchase of business service rights	(2,494)	—	(3,550)
Purchase of fixed assets and leasehold improvements, net	(9,223)	(8,110)	(5,909)
Net cash used in investing activities	(11,717)	(8,110)	(9,459)

Cash flows from financing activities:
Debt repayments	(3,667)	(11,255)	(3,750)
Common Stock transactions, net	—	19,062	8
Proceeds from stock option exercises	92	40	29
Net cash provided by (used in) financing activities	(3,575)	7,847	(3,713)

Net increase in cash and cash equivalents	7,726	21,318	590
Cash and cash equivalents at beginning of year	50,183	28,865	28,275
Cash and cash equivalents at end of year	$57,909	$50,183	$28,865

Supplemental Information:
Interest paid	$534	$912	$1,067
Income taxes paid	$435	$2,616	$3,896

See accompanying notes to the consolidated financial statements.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY:

IntegraMed America, Inc. (the “Company”) is a specialty healthcare services company offering products and services to patients and providers in the fertility, through our Attain Fertility Centers Division, and vein care, through our Vein Clinics Division, segments of the healthcare industry.

Our Attain Fertility Centers Division provides a number of services to fertility centers across the United States.  These services include business and management services to a network of 15 contracted fertility centers in our Partner Program, and our Attain IVF products to both our 14 contracted fertility centers and an additional 24 affiliate fertility centers.  Our Partner and Affiliate fertility centers offer a range of diagnostic and fertility treatment options to patients. The fertility centers’ physicians perform diagnostic tests on both women and men to determine the cause of infertility and each fertility center has an endocrine and andrology laboratory on site in order to perform and expedite infertility analyses. Once the cause of infertility is identified, several treatment options are offered to patients, including IVF treatment, frozen embryo transfer, intrauterine insemination and minimally invasive surgery to correct anatomical reproductive problems.

Our Vein Clinic Division, which began operations in August, 2007,  is currently comprised of 45 (41 as of December 31, 2010) vein clinics in major markets, which primarily provide advanced treatment for vein diseases. We offer a comprehensive array of defined business services to these clinics which are designed to support their operations and growth.

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

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition —

Attain Fertility Centers - Partner service fees

Generally under our current fertility Partner agreements, we receive as compensation for our services a three-part fee comprised of: (i) a tiered percentage of the fertility center’s net revenues, (ii) reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center) and (iii) either a fixed percentage ranging from 10% to 20%, or a fixed dollar amount  of the fertility center’s earnings after service fees, which may be subject to further limits. However, under one of our current Partner agreements, we do not receive a three-part fee. Rather, effective as of November 1, 2009, we receive a fee that is generally equal to the operating expenses associated with managing that centers medical practice plus a fixed percentage of those expenses.

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

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the balances of each of these liabilities as of the respective dates (000’s):

	December 31,
	2011	2010

Deposits or refundable fees	$13,918	$13,691
Refund reserve for pregnant patients	238	386
Medical cost reserve	393	431

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

Patients enrolled in our Attain IVF Multi-Cycle Program pay us a single fee, which is slightly less than the average cost of two fresh IVF cycles, in return for up to four treatment cycles (consisting of two fresh IVF cycles and two frozen embryo transfers). With respect to our Attain IVF Multi-Cycle Program, we recognize a pro rata share of the contract amount as revenue as each treatment cycle is completed based on the relative fair value of each treatment cycle completed relative to the total value of the treatment package. The refundable portion of the program contract amount is recognized as revenue when the patient becomes pregnant (as determined by a fetal heartbeat). Under such revenue recognition methodology, we never recognize more revenue than the potential refundable amount under the program. At the time of pregnancy, we establish a reserve for future medical costs should the patient miscarry and require additional contracted treatment cycles.

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

Vein Clinics – Patient Revenues and Accounts Receivable and Allowance for Uncollectible Accounts

Our relationship with the individual medical practices comprising our Vein Clinics Division meets the test for consolidation under ASC 810. Among these tests is the fact that we hold a controlling financial interest in the medical practices, we are the primary beneficiary of the results of the practices and we are obligated to absorb any losses of the practices. As a result of these relationships, we consolidate the medical practice’s patient revenues in

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our consolidated financial statements. These revenues are derived from the treatment of individual patients and revenue is recognized when the services are performed, net of allowance for contractual discounts.

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

Approximately 16% and 15% respectively, of gross patient revenues of the Vein Clinics Division for the years ended December 31, 2011 and 2010, respectively, related to services rendered to patients covered by the Medicare program.

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

Vein Clinics – Deferred Compensation Arrangements

The professional corporations providing medical services at the clinics have entered into employment agreements with physicians at clinic sites providing for multi-year bonus compensation to be accumulated over a physician’s first five years of employment.  Accumulated balances are paid out during the years following this period, or after specific performance targets have been met.  These obligations are funded in physician designated investment accounts on a quarterly basis.  At December 31, 2011 and 2010, these balances totaled approximately $1,137,000 and $1,413,000, respectively, and are recorded in accrued liabilities.

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

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We evaluate our intangible and long-lived assets for impairment on a regular basis in accordance with ASC 350. If we were to incur an impairment loss, it may have a material adverse effect on our results of operations for the year in which the impairment is recorded. As of December 31, 2011 and 2010, none of our long lived assets were deemed to be impaired.

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

Due to Fertility Medical Practices —

Due to Medical Practices represents the net amounts owed by us to contracted medical practices in our Fertility Partner Program. This balance is comprised of amounts due to us by the medical practices for funds which we advanced for use in financing their accounts receivable and other selected transactions, less balances owed to the medical practices by us for undistributed physician earnings and patient deposits we hold on behalf of the medical practices.

Cash and cash equivalents —

Cash and cash equivalents primarily include unrestricted cash balances and certificates of deposits with original maturities of one year or less, recorded at cost, which approximates market.

Prepaid Marketing—

Prepaid marketing consists of two items, those expenses which relate to the following period which were paid prior to the end of the current period, and direct response advertising costs, which we capitalize and then expense over the life of the expected benefit from the advertising costs in accordance with ASC 720.

Concentrations of credit risk —

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of trade receivables from patients and third-party payers which totaled approximately $7.0 million and $9.7 million as of December 31, 2011 and 2010, respectively. Our related reserves for uncollectible accounts totaled $0.7 million and $2.5 million as of December 31, 2011 and 2010, respectively (see Note 6).

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

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2011 and 2010, the carrying amount of our long-term liabilities approximates the fair value of such instruments based upon our best estimate of interest rates that would be available to us for similar debt obligations with similar maturities.

New accounting pronouncements —

Recently Issued Accounting Pronouncements

Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU No. 2011-05)

In June 2011 the FASB issued a new accounting standard on presenting comprehensive income with the intention of increasing its prominence in financial statements by eliminating the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. The standard requires comprehensive income to be reported in either a single statement that presents the components of net income, the components of other comprehensive income, and total comprehensive income, or in two consecutive statements. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for public companies. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU No. 2011-08)

The FASB’s recently issued accounting standard simplifies the goodwill impairment assessment for some circumstances because it permits a company to make a qualitative assessment of whether goodwill impairment exists before applying the two-step goodwill impairment test.  If the conclusion from the qualitative assessment is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. The new standard is effective for public and nonpublic companies for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011.  We have adopted early the relevant provisions of ASU 2011-08 in the fourth quarter of 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue (ASU No. 2011-07)

In July 2011, the FASB issued a new accounting standard on the presentation of patient service revenue and related provisions for doubtful accounts. Under the term of this pronouncement certain health care entities are required to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). This pronouncement is applicable to only those entities that recognize significant amounts of patient service revenue at the time services are rendered even though the entities do not assess a patient’s ability to pay. All other entities would continue to present the provision for bad debts (including bad debts associated with patient service revenue) as an operating expense. The new standard is effective for public companies effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  As the patient service revenue included in our financials includes an assessment of a patient’s ability to pay, and is presented net of related contractual allowances, it is our opinion that this standard in not applicable to our statement of operations, and therefore we will continue to present the provision for bad debts as an operating expense.

NOTE 3 — SIGNIFICANT SERVICE CONTRACTS:

For the years ended December 31, 2011, 2010 and 2009, the following three contracted fertility centers each individually provided greater than 10% of our revenues, net and/or contribution as follows:

	Percent of Company Revenues, net			Percent of Contribution
	2011	2010	2009	2011	2010	2009

Shady Grove Fertility Center	17.1	16.9	17.6	17.2	15.8	15.4
Fertility Centers of Illinois	10.2	11.3	13.1	9.5	9.3	10.3
Seattle Reproductive Medicine	6.7	5.6	6.0	12.0	8.8	8.6

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

Our revenues from our fertility Partner agreement with Seattle Reproductive Medicine are comprised of a three-part fee consisting of :  a percentage of the fertility center’s net revenues; reimbursed costs of services (costs incurred in servicing a fertility center and any costs paid on behalf of the fertility center); and a fixed percentage of the fertility center’s earnings after services fees which may be subject to further qualifications.

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

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance by segment, for the three years ended December 31, 2011, 2010 and 2009 are presented below (000’s omitted):

	Attain Fertility Centers	Vein Clinics	Corp. G&A	Consolidated

For the Year ended December 31, 2011
Revenues	$199,963	$73,619	$—	$273,582
Cost of Services	182,015	70,476	—	252,491
Contribution	17,948	3,143	—	21,091
Operating Margin	9.0%	4.3%	—	7.7%

General and administrative	—	—	11,551	11,551
Other Expense	—	—	1,650	1,650
Interest (income) expense, net	—	—	335	335
Income (loss) before income taxes	17,948	3,143	(13,536)	7,555
Depreciation expense included above	$4,312	$2,120	$767	$7,199
Capital expenditures, net	$3,704	$4,658	$860	$9,222
Total assets	$55,029	$57,507	$44,968	$157,504

For the Year ended December 31, 2010
Revenues	$182,443	$60,726	$—	$243,169
Cost of Services	164,718	57,235	—	221,953
Contribution	17,725	3,491	—	21,216
Operating Margin	9.7%	5.7%	—	8.7%

General and administrative	—	—	12,668	12,668
Interest (income) expense, net	(202)	—	897	695
Income (loss) before income taxes	$17,927	$3,491	$(13,565)	$7,853
Depreciation expense included above	$3,773	$1,133	$645	$5,551
Capital expenditures, net	$3,413	$3,995	$702	$8,110
Total assets	$41,692	$52,999	$53,964	$148,655

For the Year ended December 31, 2009
Revenues	$166,135	$50,625	$—	$216,760
Cost of Services	149,345	46,525	—	195,870
Contribution	16,790	4,100	—	20,890
Operating Margin	10.1%	8.1%	—	9.6%

General and administrative	—	—	12,155	12,155
Interest (income) expense, net	(149)	—	1,059	910
Income (loss) before income taxes	$16,939	$4,100	$(13,214)	$7,825
Depreciation expense included above	$4,076	$873	$873	$5,822
Capital expenditures, net	$4,173	$947	$790	$5,910
Total assets	$39,190	$49,845	$35,274	$124,309

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – CASH AND CASH EQUIVALENTS:

To the extent that cash balances exceed short term operating needs, excess cash is invested in certificates of deposits.  The composition of our cash and certificates of deposits is as follows (000’s omitted):

	December 31,
	2011	2010

Cash	$49,744	$32,057
Cash equivalents	8,165	18,126
Total cash and cash equivalents	$57,909	$50,183

NOTE 6 – PATIENT AND OTHER RECEIVABLES, NET:

Patient and other receivables are principally comprised of patient and insurance receivables from our Vein Clinics segment which represent outstanding balances due for patient treatments less estimated allowances for insurance contractual agreements and uncollectible balances.  For the periods ended December 31, 2011 and 2010, we believe that our receivable reserves were adequate to provide for any  collection issues.

The composition of our patient and other receivables is as follows (000’s omitted):

	December 31,
	2011	2010

Vein Clinic patient and insurance receivables	$7,045	$9,745

Reserve for uncollectible accounts	(769)	(2,492)
Subtotal Vein Clinic receivables, net	6,276	7,253
Other receivables	96	97
Total patient and other receivables, net	$6,372	$7,350

Our Vein Clinics Division depends upon third-party payors, including governmental and private insurance programs, to pay for most treatments provided to patients. For the twelve months ended December 31, 2011 and 2010, approximately 81% and 83% of payments received by our Vein Clinics Division were from private insurance programs, respectively, 16% and 15% were from Medicare, respectively, with any remaining payments received directly from patients.

 Receivables due from third-party payers and from patients are recorded based on the original charge for the service provided, less an estimate for an allowance for uncollectible amounts. Uncollectible reserve amounts are determined based on historical collection performance data, specific identification of individual accounts and events and are reviewed and adjusted monthly as necessary.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — PREPAIDS AND OTHER CURRENT ASSETS:

Prepaids and Other Current Assets contain prepaid insurance premiums, medical supplies, tax payments, direct response advertising costs and various other assets whose useful life is less than one year.

Direct Response Advertising Costs of $1.3 million and $1.3 million as of December 31, 2011 and 2010, respectively, consist of capitalized advertising costs which have met the criteria outlined in ASU 340, including; probable future benefit, the ability to uniquely track individual responses to specific advertisements, and from which no material selling or marketing expenses are expected to occur after the advertisement.  These capitalized Direct Response Advertising costs are amortized and recognized as an expense over the expected benefit period.  These amounts (which relate primarily to specific broadcast and internet based advertisements) are capitalized and begin to amortize at the time of use, based on the broadcast date or month of usage and are amortized over the expected period that revenue will be generated over as a result of these costs (which was six or seven months in 2011, deopending on the line of business).

NOTE 8 — FIXED ASSETS, NET:

Fixed assets, net of depreciation at December 31, 2011 and 2010 consisted of the following (000’s omitted):

	2011	2010

Furniture, office and computer equipment	$28,473	$24,379
Medical equipment	11,306	10,315
Leasehold improvements	30,151	26,001
Construction in progress	8	20
Assets under capital leases	427	427
Total	70,365	61,142
Less — Accumulated depreciation and amortization	(49,077)	(41,878)
	$21,288	$19,264

Our fixed assets are depreciated on a straight line basis. We generally assign useful lives of five years to assets classified as furniture, fixtures, office and medical equipment. Assets classified as computer hardware and software are generally assigned a three year useful life and leasehold improvements are depreciated over the lesser of their useful life, or the term of the lease.

Depreciation expense on fixed assets for the years ended December 31, 2011, 2010 and 2009 was $7,199,000, $5,551,000, and  $5,822,000, respectively.  Assets under capital lease are comprised of various medical equipment.  Accumulated amortization related specifically to capital leases at December 31, 2011 and 2010 was $393,000 and $298,000, respectively.

NOTE 9 — BUSINESS SERVICE RIGHTS, NET:

Business Service Rights, net at December 31, 2011 and 2010 consisted of the following (000’s omitted):

	2011	2010

Business Service rights, net	$40,249	$37,755
Less accumulated amortization	(16,135)	(14,840)
Total	$24,114	$22,915

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Service Rights are negotiated one-time payments we generally make to physician practices joining our fertility Partner program. These payments are made to secure the right to provide business services to the practices for contracted terms generally ranging from ten to twenty five years. Depending upon the negotiated terms, these payments may be refundable at the termination of the contract or non-refundable. We amortize our non-refundable Business Service Rights over the life of the applicable contract. Refundable Business Service Rights, which totaled approximately $12.2 million as of December 31, 2011, are not amortized because these amounts will be repaid to us upon termination of the contract.

For the twelve months ended December 31, 2011, 2010 and 2009, amortization expense related to our Business Service Rights totaled approximately $1.3 million, respectively.

Amortization expense of our Business Service Rights in future years are as follows (000’s omitted):

2012	1,295
2013	1,295
2014	1,295
2015	1,295
2016	1,295
Thereafter	5,472
Total payments	$11,947

We test our Business Service Rights for impairment on a regular basis in accordance with ASC 360. To date, no impairment charges have been recognized.

NOTE 10 – INTANGIBLE ASSETS:

As of December 31, 2011, our consolidated financial statements include intangible assets with a carrying value totaling approximately $59 million as per the table below (000’s):

	2011		2010
Goodwill		$30,344		$30,334
Trademarks		4,442		$4,442
Business Service Rights - Refundable	12,167		9,673
Business Service Rights - Non-Refundable	11,947	24,114	13,242	$22,915

		$57,691		$58,890

In evaluating the recoverability of our intangible assets, we follows the guidance contained in FASB ASU 2011-08 Intangibles – Goodwill and Other (Topic 350), which provides for a qualitative assessment of intangible asset valuation, followed by a quantitative two-step process to determine impairment if necessary.

Based on a review of relevant events, circumstances and expected trends as contained in FASB ASU 2011-08 section 350-20-35-3C, as well as other qualifiers, we concluded that as of December 31, 2011, it is more likely than not that the carrying value of our intangible assets, in whole and individually, is not less than their fair value.

If the fair value is less than the carrying amount, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the intangible assets over their fair values. To date we have not recorded any impairment losses.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — OTHER ASSETS:

As of December 31, 2011 and 2010, other assets consisted of the following (000’s omitted):

	2011	2010

Physician investment accounts – supporting VCA deferred compensation arrangements	$1,137	$966
Security deposits	1,034	1,021
Deferred offering costs
Other	50	59
Total	$2,221	$2,046

NOTE 12 — ACCRUED LIABILITIES:

Accrued liabilities at December 31, 2011 and 2010 consisted of the following (000’s omitted):

	2011	2010

Accrued payroll	$1,588	$2,937
Accrued employee incentives and benefits	2,371	3,229
Accrued physician incentives (VCA)	3,978	3,404
Accrued costs on behalf of medical practices	4,849	3,695
Accrued rent	2,071	1,028
Accrued professional fees	539	819
Reserves for estimated Attain IVF patient refunds	238	386
Reserve for Attain IVF post-pregnancy medical costs	393	431
Other (1)	1,047	1,336
Total accrued liabilities	$17,074	$17,265

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

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We base the estimates for both reserves upon reliable, actual Company specific data with regards to a large homogenous population which we have served for more than nine years.

NOTE 13 – DUE TO FERTILITY MEDICAL PRACTICES:

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

As of December 31, 2011 and 2010, Due to Medical Practices was comprised of the following balances (000’s omitted):

	2011	2010

Advances to Partner medical practices	$(17,552)	$(14,906)
Undistributed physician earnings	5,508	2,841
Partner practice patient deposits	26,273	23,311
Due to Medical Practices, net	$14,229	$11,246

NOTE 14 — NOTES PAYABLE AND OTHER OBLIGATIONS:

Notes payable and other obligations at December 31, 2011 and 2010 consisted of the following (000’s omitted):

	2011	2010

Notes payable	$10,904	$14,476
Derivative fair valuation adjustment	66	87
Obligations under capital lease	33	129

Total notes payable and other obligations	$11,003	$14,692
Less — Current portion	(3,816)	(3,784)

Long-term notes payable and other obligations	$7,187	$10,908

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note payable to Bank —

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, TD Bank and Webster Bank and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of December 31, 2011, approximately $12.4 million of the $35 million line of credit was available) and a $25 million three-year term loan (of which approximately $16 million was outstanding at the time of closing). Both the term loan and the revolving credit facility mature in May 2013. Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. As of December 31, 2011, interest on the term loan was payable at a rate of approximately 3.5%. As of December 31, 2011 there was no outstanding balance on the revolving credit facility and the unused balance bore a commitment fee of 0.25%.

During the third quarter of 2010 we also entered into an interest rate swap agreement to help manage interest rate risk. This swap will mature in the third quarter of 2013, at which time we will re-evaluate our options for managing interest rate risk (See Note 15).

Our credit facility is collateralized by substantially all of our assets. As of December 31, 2011, we were in full compliance with all applicable debt covenants. We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

Debt Maturities —

At December 31, 2011, aggregate note payments, including capital lease obligation payments, in future years were as follows (000’s omitted):

2012	$3,816
2013	$7,187
Total payments	$11,003

Leases —

Our capital lease obligation relates to medical equipment acquired for certain vein clinics.

We maintain operating leases for our corporate headquarters and for medical office space for our Partner and our vein clinic centers.  We also have operating leases covering certain medical equipment.  Aggregate rental expense under operating leases was approximately $17.7 million, $14.0 million, and $12.6 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, the minimum lease payments for assets under capital and non-cancelable operating leases in future years were as follows (000’s omitted):

	Capital	Operating

2012	$34	$11,871
2013	—	11,680
2014	—	9,521
2015	—	8,176
2016	—	6,948
Thereafter	—	18,504
Total minimum lease payments	$34	$66,700
Less — Amount representing interest	1
Present value of minimum lease payments	$33

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – OTHER COMPREHENSIVE LOSS:

IntegraMed is exposed to the risk that its earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments. As such, as part of its credit agreement with lending institutions, IntegraMed entered into an interest rate swap agreement associated with its term loan in order to help mitigate the associated interest rate risk.

As a result of this swap agreements, our net income for the twelve months ended December 31, 2011, 2010 and 2009  included additional financing costs of approximately $83,000, $280,000 and $390,000,  respectively. In addition to the costs included in our reported net income, the interest rate swap is accounted for as a hedge and has also generated a non-recognized after-tax loss of approximately $43,000 and $55,000 as of December 31, 2011 and 2010, respectively, which is reported as part of our comprehensive income.

This fair value of this cash flow hedge was calculated in accordance with ASC 820, utilizing Level 2 inputs of quoted prices for similar liabilities in active markets.

We deem this hedge to be highly effective as it shares the same amortization schedule as the underlying debt subject to the hedge and any change in fair value inversely mimics the appropriate portion of the hedged item. As of December 31, 2011, we had no other hedge or derivative transactions.

The following table summarizes total comprehensive income (loss) for the applicable periods (000's omitted):

	For the years ended December 31,
	2011	2010	2009

Net income as reported	$4,600	$4,725	$4,494
Net non-recognized gain on derivative transactions	13	133	187

Total comprehensive income	$4,613	$4,858	$4,681

NOTE 16 — INCOME TAXES:

The provision for income taxes consisted of the following (000's omitted):

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,
	2011	2010	2009

Current taxes:
Federal	$(538)	$2,029	$665
State	502	422	396
Total current tax expense (benefit)	$(36)	$2,451	$1,061

Deferred taxes:
Federal	$3,001	$550	$1,868
State	(10)	127	402
Total deferred tax expense	$2,991	$677	$2,270

Total tax provision	$2,955	$3,128	$3,331

The consolidated financial statement income tax provision differed from income taxes determined by applying the statutory federal income tax rate to the consolidated financial statement income before income taxes for the years ended December 31, 2011, 2010 and 2009 primarily as a result of the following (000's omitted):

	For the years ended December 31,
	2011	2010	2009

Provision at U.S. federal statutory rate	$2,569	$2,670	$2,661
State income taxes, net of federal tax effect	284	362	366
Non-deductible expenses	84	118	118
Change in liability for uncertain tax positions	18	(22)	186
Income tax expense	$2,955	$3,128	$3,331

Significant components of the deferred tax assets (liabilities) at December 31, 2011 and 2010 were as follows (000's omitted):

	December 31,
	2011	2010

Deferred tax assets
Temporary book to tax differences	$2,800	$2,912
Total deferred tax assets	2,800	2,912

Deferred tax liabilities
Depreciation and amortization	(5,235)	(2,375)
Other	(338)	(311)
Total deferred tax liabilities	(5,573)	(2,686)

Net total deferred tax asset (liability)	$(2,773)	$226

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2011 and 2010, $2.2 million and $2.5 million, respectively, of the Company’s net deferred tax asset (liability) were included on the Consolidated Balance Sheets in Deferred income taxes, and $5.0 million and $2.3 million, respectively, were included in Deferred income and other tax liabilities.

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
We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our 2009 through 2011 tax years remain open for examination by the tax authorities.  Federal income tax returns through 2008 have been examined by the Internal Revenue Service, and we are now under  examination for  2009.  For state tax purposes, our 2005 through 2011 tax years remain open for examination by the tax authorities mainly because we are currently under examination by the State of Florida.  We do not anticipate any material impact to our consolidated financial statements due to these examinations.

The change in liability for uncertain income tax positions for the years ended December 31, 2011 and 2010 follows:

	Unrecognized Tax Benefits (000s)
	2011	2010

Balance as of January 1,	$170	$454
Additions for current year tax positions	20	20
Additions for prior year tax positions	90	208
Reductions for prior year tax positions	—	(157)
Settlements	—	(374)
Reductions related to expirations of statute of limitations	(24)	—
Additional interest	26	19
Balance as of December 31,	$282	$170

In accordance with our accounting policy, interest expense and penalties related to income taxes are included in the income tax expense line of our consolidated statement of operations.  For the years ended December 31, 2011 and 2010, we recognized $26,000 and $19,000, respectively, for interest expense related to uncertain tax positions.  As of December 31, 2011 and 2010, we had recorded liabilities for interest expense related to uncertain tax positions in the amounts of $60,000 and $34,000, respectively.  We made no accrual for penalties related to uncertain income tax positions.

NOTE 17 - EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2011, 2010 and 2009 as is a follows (000's omitted, except for per share amounts):

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,
	2011	2010	2009

Numerator
Net Income	$4,600	$4,725	$4,494
Denominator
Weighted average shares outstanding	11,838	11,380	8,773
Effect of dilutive options	31	49	61
Weighted average shares and dilutive potential Common shares	11,869	11,429	8,834
Basic earnings per common share	$0.39	$0.42	$0.51
Diluted earnings per common share	$0.39	$0.41	$0.51

For the years ended December 31, 2011, 2010 and 2009, options to purchase approximately 55,000,  91,000 and 61,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the exercise price of the options was above the average market price of the shares of common stock.

NOTE 18 — SHAREHOLDERS’ EQUITY:

During 2011, 2010 and 2009, we issued approximately 122,000, 168,000, and 142,000 shares, respectively, of restricted common stock as deferred compensation to several of our officers and directors with an aggregate value of $1,060,000, $1,341,000 and $978,000 respectively. These shares were valued at their fair value on the date of grant, and are amortized to expense over their vesting period, which approximates the service period.

During 2010 we issued approximately 81,000 incentive stock options to certain members of our management team. These options have a ten year life, vest over four years and had a fair value at date of grant of approximately $311,000.

During 2010, we amended our Certificate of Incorporation, increasing the number of authorized common shares from 15,000,000 to 20,000,000, as approved by shareholder vote.

Our Board of Directors has authorized the retirement of common stock held as Treasury Shares on a periodic basis. As such we retired approximately 84,000 shares of Treasury Stock during the year ended December 31, 2010.  As of December 31, 2011 there were 37,208 shares of common stock held as Treasury shares.

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

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In considering the fair value of the underlying stock when we grant options or issue restricted stock, we consider several factors including the fair values established by market transactions. Stock-option based compensation includes significant estimates and judgments of when stock options might be exercised, forfeiture rates and stock price volatility. The timing of option exercises is out of our control and depends upon a number of factors including our market value and the financial objectives of the option holders. These estimates can have a material impact on our stock compensation expense but will have no impact on our cash flows.

We currently have three stock-based plans which have been previously approved by the stockholders under which a total of 2,650,000 shares, subject to adjustment, of common stock were reserved for issuance of incentive and non-incentive stock options and stock grants.  Under these plans, stock awards may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a ten-year period following the date of award, with stock grants generally vesting in three to five years. The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions.  Under all of our plans, options expire three months from the date of the holder’s termination of employment or twelve months in the event of disability or death.  As of December 31, 2011, there were 851,443 shares available for granting under these plans. We recognize compensation cost for stock awards over the vesting period based on the fair value of the award as of the date of the grant.

The following table sets forth information about the weighted-average fair value of options granted during the periods below, and the assumptions used for each grant:

	For the years ending December 31,
	2011	2010	2009

Fair Value of Options	N/A	$5.11	N/A
Dividend yield	N/A	0.0%	N/A
Expected volatility	N/A	57.4%	N/A
Risk free interest rate	N/A	3.9%	N/A
Expected term in years	N/A	5.0	N/A

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

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation activity under these plans is summarized below:

	Number of shares of Common Stock underlying options	Weighted Average exercise price

Options outstanding at December 31, 2008	227,016	$5.78
Granted	—	—
Exercised	(21,331)	$1.72
Options outstanding at December 31, 2009	205,685	$5.78
Granted	81,117	$8.28
Exercised	(19,595)	$2.03
Cancelled	(19,221)	$8.14
Options outstanding at December 31, 2010	247,986	$6.96
Granted	122,366	$8.66
Exercised	(36,597)	$2.52
Cancelled	(169,212)	$7.55
Options outstanding at December 31, 2011	164,543

Options exercisable at:

December 31, 2009	119,771	$4.64
December 31, 2010	132,137	$5.95
December 31, 2011	119,948	$7.37

As of December 31, 2011, stock options outstanding and exercisable by price range were as follows:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding As of 12/31/2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable As of 12/31/2011	Weighted Average Exercise Price

$0.00 - $2.50	—	—	$—	—	$—
$2.56 - $5.00	21,648	0.2	$2.94	21,648	$2.94
$5.01 - $20.00	142,895	5.1	$8.25	98,300	$8.34
	164,543	4.5	$7.55	119,948	$7.37

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $240,000, $127,000 and $125,000 respectively.The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2011, 2010 and 2009 was approximately $205,000, $338,000, and $354,000, respectively.

During the years ended December 31, 2011, 2010 and 2009, we issued restricted stock grants to selected officers and members of the Board of Directors. These stock grants vest over a three or five year period for officers, with grants to directors vesting immediately. These grants are valued at the closing market price on the date granted with the associated compensation expense is recognized ratably over the applicable period.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation expense recognized in connection with stock options for the years ended December 31, 2011, 2010 and 2009 was $201,000, $288,000, and $189,000 respectively. Compensation expense recognized in connection with stock grants for the years ended December 31, 2011, 2010 and 2009 was $1,277,000, $1,303,000, and $1,147,000 respectively.  As of December 31, 2011, remaining unamortized stock compensation expense for both stock options and restricted stock grants was approximately $ 1.2 million  and will be recognized as follows (000’s):

	Stock Options	Restricted Stock Grants

2012	128	469
2013	85	342
2014	5	105
2015	—	56
2016	—	—
Thereafter	—	—
Unamortized stock compensation costs at December 31, 2011	$218	$972

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data 2011, 2010, and 2009 appear below (in thousands, except per share data):

	Revenues Net			Contribution			Net Income			Diluted Net Income Per Share (1)
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009

First quarter	$64,259	$57,024	$52,355	$4,683	$5,312	$4,907	$958	$1,121	$920	$0.08	$0.11	$0.10
Second quarter	69,051	61,768	56,115	5,364	6,345	5,500	348	$1,616	1,114	0.03	0.14	0.13
Third quarter	69,397	60,557	53,598	5,199	4,748	5,043	1,441	1,099	1,228	0.12	0.09	0.14
Fourth quarter	70,875	63,820	54,692	5,845	4,811	5,440	1,853	890	1,232	0.16	0.08	0.14
Total year	$273,582	$243,169	$216,760	$21,091	$21,216	$20,890	$4,600	$4,725	$4,494	$0.39	$0.41	$0.51

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

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employment Agreements

We have an employment agreement with our President and Chief Executive Officer. Pursuant to that agreement, we may terminate the President and Chief Executive Officer’s employment without cause on thirty days notice, in which event severance pay equal to twelve months’ base salary  plus an annual bonus, calculated without regard to the condition precedents established under the bonus plan, will be payable in a lump sum. Under the employment agreement, if we had terminated Mr. Higham effective December 31, 2011, based on his 2011 compensation, he would have been paid an aggregate of $420,000 of which represents his 2011 base salary and $315,000 of which represents his 2011 bonus.

The employment agreement further provides that in the event that within one year after a “Change of Control” (as defined therein) of the Company occurs, and  the President and Chief Executive Officer’s employment is terminated, the President and Chief Executive Officer will be paid a lump sum amount equal to their base salary for a 24-month period following termination, plus twice the full amount of their annual bonus based on their then current salary, without regard to the condition precedents established for the bonus payment. Based on this change of control provision, if there had been a change of control of the Company in 2011 and the President and Chief Executive Officer’s employment had terminated effective December 31, 2011, either for “Good Reason” or without cause, then the President and Chief Executive Officer would be entitled to termination pay equal to $840,000 representing his then annualized base salary for 24-months, plus $630,000 representing twice the amount to which he was eligible under our Executive Incentive Compensation Plan for 2011.

We have also entered into indemnification and change in control severance agreements with certain of our Corporate officers, which include, among other terms, noncompetitive provisions and salary and benefits continuation.  Our minimum aggregate commitment under these agreements at December 31, 2011 was approximately $3.2 million.

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

Legal Settlement -

On January 15, 2009, a patient of our Partner fertility center, Fertility Centers of Illinois, S.C.(“FCI”), filed suit (Heather Kornick vs. Lawrence A. Jacobs, M.D. and Fertility Centers of Illinois, S.C.), in the Circuit Court of Cook County, Illinois (the “Kornick Lawsuit”),  alleging, among other things, a failure to diagnose plaintiff's adrenal cortical carcinoma. In June 2009, plaintiff amended their complaint to add the Company and, more recently, two of the Company's nurse employees, as defendants.  The parties participated in a mediation on July 5, 2011 and have received a release from the plaintiff dated July 28, 2011, in consideration of $4.5 million, $1.65 million of which the Company is obligated to pay.  The balance of the settlement amount is the responsibility of the Company’s insurance carrier and FCI.  The Company’s obligation of $1.65 million is reflected on the financial statements for the year ending December 31, 2011 as “Other Expense”.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available.  As of December 31, 2011, the Company has not recorded any expense related to any outstanding litigation because it has not yet been determined if a liability has incurred related to outstanding litigation. Although, we are vigorously defending the allegations, we cannot assure you that we will ultimately prevail and if so, if the liability can be reasonably estimated.  Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.

We maintain medical malpractice insurance with limits of $3 million per claim, regardless of the number of the covered defendants, and $10 million per year in the aggregate, with respect to our Partner fertility centers, and with limits generally equal to $1 million per physician and $10 million per year in the aggregate, with respect to our vein clinics. Our Partner fertility centers, vein clinics and their physicians are additional named insured’s under our policies. All of our insurance policies are subject to deductibles or a self-insured retention. A portion of the insurance for certain of our fertility centers is provided by ARTIC.

Insurance —

As of December 31, 2011 and 2010, we and our affiliated fertility and vein care centers were insured with respect to medical malpractice risks on a claims made basis.  We believe, either through this captive insurance company, or on the open market, we will be able to obtain continued coverage for both our fertility and vein care physicians in the future. We are not aware of any claims against us or our affiliated medical practices, which would expose us, or our affiliated medical practices to liabilities in excess of insured amounts.

As of December 31, 2011 and 2010, we also carried policies to insure against liability, theft, property loss, business interruption and a variety of other business risks. We also maintain an appropriate insurance reserve to cover estimated deductible amounts should a claim be filed under our policies.  Premiums paid to the captive insurance company, which we manage for the benefit of our Fertility Partners were $2,141,000, $2,124,000, and $2,140,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 22 — RELATED PARTY TRANSACTIONS:

For the years 2004 through 2009, Dr. Michael J. Levy, an employed shareholder physician of the Shady Grove Fertility P.C., served as a non-voting advisory director to our Board of Directors. For the year ended December 31, 2009, the Shady Grove medical practice paid us service fees of $3,225,172.

For the years 2004 through 2009, Dr. Aaron Lifchez, an employed shareholder physician of the Fertility Centers of Illinois S.C., served as a non-voting advisory director to our Board of Directors. For the year ended December 31, 2009, the FCI medical practice paid us service fees of $2,147,445.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

Equity transactions related to common stock, principally arising from stock grants, option exercises and related  tax benefits disclosed on our Consolidated Statements of Cash Flows are comprised of the following (000’s omitted):

	For the Year ended December 31,
	2011	2010	2009

Common stock offering	$—	$19,062	$—
Common stock options and grants	92	278	$37
Tax benefit related to stock transactions	—	108	39
Treasury Stock, net and other	—	(346)	(39)
	$92	$19,102	$37

SCHEDULE I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
of IntegraMed America, Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 6, 2012 appearing in the 2011 Annual Report to Shareholders of IntegraMed America, Inc. also included an audit of the financial statement schedule listed in Item 8 and 15 (a) (1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/EisnerAmper LLP
New York, New York
March 6, 2012

SCHEDULE I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
of IntegraMed America, Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 10, 2010 appearing in the 2011 Annual Report to Shareholders of IntegraMed America, Inc. also included an audit of the financial statement schedule listed in Item 8 and 15 (a) (1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/Amper, Politziner & Mattia, LLP
Edison, New Jersey
March 10, 2010

SCHEDULE II

INTEGRAMED AMERICA, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010, 2009

	Balance at Beginning of Year	Additions	Deductions	End of Year

Year Ended December 31, 2011
Allowance for doubtful accounts receivable	$2,492	$1,111	$2,834	$769
Reserve for Attain IVF refunds	386	260	408	238
Reserve for attain IVF medical costs	431	465	503	393

Year Ended December 31, 2010
Allowance for doubtful accounts receivable	$2,913	$4,189	$4,610	$2,492
Reserve for Attain IVF refunds	300	422	336	386
Reserve for Attain IVF medical costs	344	454	367	431

Year Ended December 31, 2009
Allowance for doubtful accounts receivable	$2,648	$4,820	$4,555	$2,913
Reserve for Attain IVF refunds	397	206	303	300
Reserve for Attain IVF medical costs	331	72	59	344

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAMED AMERICA, INC.

March 6, 2012	By:	/s/Timothy P. Sheehan
Timothy P. Sheehan Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jay Higham
Jay Higham	President and Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2012
/s/Timothy P. Sheehan
Timothy P. Sheehan	Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2012
/s/Gerardo Canet
Gerardo Canet	Director	March 6, 2012

/s/Michael C. Howe
Michael C. Howe	Director	March 6, 2012

/s/Wayne R. Moon
Wayne R. Moon	Director	March 6, 2012

/s/Lawrence J. Stuesser
Lawrence J. Stuesser	Director	March 6, 2012

/s/Elizabeth E. Tallett
Elizabeth E. Tallett	Director	March 6, 2012

/s/Yvonne S. Thornton, M.D.
Yvonne S. Thornton, M.D.	Director	March 6, 2012

EXHIBIT INDEX

Exhibit
Number		Description

3.1
Restated Certificate of Incorporation of IntegraMed filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference thereto

3.2		By-laws of IntegraMed filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference thereto
4.1		Specimen certificate for shares of common stock
10	.1 *
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

10.65
First Amendment to Third Amended and Restated Loan Agreement Agreement dated March 2, 2011 by and among IntegraMed America, Inc., Bank of America, T.D. Bank, N.A and Webster Bank, N.A. filed as Exhibit No. 10.68 on IntegraMed America’s Form 8-K dated March 2, 2011

10.66
Second Amendment to Third Amended and Restated Loan Agreement dated as of August 2, 2011 by and among IntegraMed, Bank of America, as administrative agent, Swing Line Lender and L/C Issuer and the lenders named therein filed as an Exhibit to IntegraMed’s Report on Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference thereto.

10.67			IntegraMed America, Inc. Long-Term Incentive Cash Award Plan effective as of January 1, 2012 and filed as an Exhibit to IntegraMed’s Annual Report on Form 10-K for the year ended 2011
10.68			Management Agreement between IntegraMed America, Inc. and UNC Fertility LLC dated February 1, 2011 and filed as an Exhibit to IntegraMed America’s Annual Report on Form 10-K for the year ended 2011.
21.1			List of subsidiaries of IntegraMed America, Inc.
23.1			Consent of EisnerAmper, LLP Independent Registered Public Accounting Firm
23.2			Consent of Amper, Politziner & Mattia, LLP, Independent Registered Public Accounting Firm
31.1			CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 dated March 6, 2012.
31.2			CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 dated March 6, 2012.
32.1			CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 dated March 6, 2012.
32.2			CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 dated March 6, 2012.

101	.INS		XBRL Instance Document
101	.SCH	.	XBRL Taxonomy Extension Schema Document
101	.CAL		XBRL Taxonomy Extension Calculation Document
101	.DEF		XBRL Taxonomy Extension Definition Document
101	.LAB		XBRL Taxonomy Extension Label Document
101	.PRE		XBRL Taxonomy Extension Presentation Document

*	Management Contract or Compensatory Plan or Arrangement