Form 10-Q
period 2012-03-31
INTEGRAMED AMERICA INC
filed 2012-05-09
CIK 885988

====================================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 5, 2012 was approximately 11,986,713.

====================================================================================================================================================================

INTEGRAMED AMERICA, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Operations for the three-month period ended March 31, 2012 and 2011 (unaudited)	4

	Consolidated Statement of Other Comprehensive Income for the three-month period ending March 31, 2012 and 2011	5
	Consolidated Statements of Shareholders’ Equity for the three-month period ended March 31, 2012 (unaudited)	6

	Consolidated Statements of Cash Flows for the three-month period ended March 31, 2012 and 2011 (unaudited)	7

	Notes to Consolidated Financial Statements	8-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25
Item 6.	Exhibits	25

SIGNATURES

CERTIFICATIONS PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

CERTIFICATIONS PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

INTEGRAMED AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except per share and share amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57,488	57,909
Patient and other receivables, net	7,089	6,372
Other current assets	11,437	8,602
Deferred income taxes	2,226	2,222
Total current assets	78,240	75,105

Fixed assets, net	22,316	21,288
Business service rights, net	25,056	24,114
Goodwill	30,334	30,334
Trademarks	4,442	4,442
Other assets	2,390	2,221
Total assets	$162,778	$157,504
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,432	4,037
Accrued liabilities	19,037	17,074
Current portion of long-term notes payable and other obligations	3,703	3,816
Due to Fertility Medical Practices	17,176	14,229
Attain IVF deferred revenue and other patient deposits	17,900	16,342
Total current liabilities	60,248	55,498

Long-term notes payable and other obligations	6,283	7,187
Deferred and other tax liabilities	5,048	5,277
Total liabilities	71,579	67,962

Commitments and Contingencies	─	─

Shareholders’ equity:
Common Stock, $.01 par value – 20,000,000 shares authorized at March 31, 2012 and at December 31, 2011, 12,023,921 and 11,894,302 issued at March 31, 2012 and December 31, 2011, 11,986,713 and 11,857,094 outstanding at March 31, 2012 and December 31, 2011, respectively	120	119
Capital in excess of par	78,499	78,156
Accumulated other comprehensive (loss)	(38)	(42)
Treasury stock, at cost – 37,208 shares at March 31, 2012 and December 31, 2011, respectively	(330)	(330)
Retained earnings	12,948	11,639
Total shareholders’ equity	91,199	89,542
Total liabilities and shareholders’ equity	$162,778	157,504
See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share amounts)
(unaudited)

	For the Three-month period ended March 31,
	2012	2011
Revenues, net
Attain Fertility Centers	$51,257	$48,599
Vein Clinics	19,570	15,660
Total revenues	70,827	64,259

Costs of services and sales
Attain Fertility Centers	46,988	44,164
Vein Clinics	18,718	15,412
Total costs of services and sales	65,706	59,576

Contribution
Attain Fertility Centers	4,269	4,435
Vein Clinics	852	248
Total contribution	5,121	4,683

General and administrative expenses	2,884	3,041
Interest income	(42)	(48)
Interest expense	105	142
Total other expenses, net	2,947	3,135

Income before income taxes	2,174	1,548
Income tax provision	865	590
Net income	$1,309	$958

Basic and diluted net earnings per share of Common Stock
Basic earnings per share	$0.11	$0.08
Diluted earnings per share	$0.11	$0.08

Weighted average shares – basic	11,975	11,813
Weighted average shares - diluted	12,005	11,867

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(amounts in thousand)
(unaudited)

	For the Three-month period ended March 31,
	2012	2011

Net income as reported	$1,309	$958
Unrealized gain on hedging transaction	$5	20
Related Tax Benefit	(1)	(7)
Total comprehensive income	$1,313	$971

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(all amounts in thousands)
(unaudited)

	Common Stock				Treasury Shares
	Shares	Amount	Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Shares	Amount	Retained Earnings	Total Equity
Balance at December 31, 2011	11,894	$119	$78,156	$(42)	(37)	$(330)	$11,639	$89,542
Stock awards granted, net	112	1	(1)	—	—	—	—	—
Restricted stock award and stock option expense amortization	—	—	292	—	—	—	—	292
Stock options exercised	18	—	52	—	—	—	—	52
Unrealized gain on hedging transaction, net	—	—	—	5	—	—	—	5
Tax effect of equity transactions	—	—	—	(1)	—	—	—	(1)
Net income for the three months ended March 31, 2012	—	—	—	—	—	—	1,309	1,309
Balance at March 31, 2012	12,024	$120	$78,499	$(38)	(37)	$(330)	$12,948	$91,199

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all amounts in thousands)
(unaudited)

	For the Three-month period ended March 31,
	2012	2011

Cash flows from operating activities
Net income	$1,309	$958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,086	1,910
Deferred income tax provision	(234)	126
Stock-based compensation	292	353
Changes in assets and liabilities —
Decrease (increase) in assets
Patient and other accounts receivable	(717)	(822)
Other current assets	(2,835)	(1,437)
Other assets	(169)	(96)
(Decrease) increase in liabilities
Accounts payable	(1,605)	(1,181)
Accrued liabilities	1,963	1,499
Due to fertility medical practices	2,947	106
Attain IVF Deferred revenue and other patient deposits	1,558	1,280
Net cash provided by operating activities	4,595	2,696

Cash flows from investing activities:
Purchase of business service rights	(1,266)	(2,377)
Purchase of fixed assets, net	(2,790)	(4,150)
Net cash used in investing activities	(4,056)	(6,527)

Cash flows from financing activities:
Debt repayments	(1,012)	(917)
Proceeds from stock option exercises	52	39
Net cash used in financing activities	(960)	(878)

Net decrease in cash and cash equivalents	(421)	(4,709)
Cash and cash equivalents at beginning of period	57,909	50,183
Cash and cash equivalents at end of period	$57,488	$45,474

Supplemental Information:
Interest paid	98	148
Income taxes paid	527	81

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — INTERIM RESULTS:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of the Securities and Exchange Commission  (SEC) rules related to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position at March 31, 2012, and the consolidated results of operations and cash flows for the interim periods presented.  Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2012.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IntegraMed America, Inc.’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.

NOTE 2 — EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2012 and 2011 is as follows (000's omitted, except for per share amounts):

	For the three-month period ended March 31,
	2012	2011
Numerator
Net Income	$1,309	$958

Denominator
Weighted average shares outstanding (basic)	11,975	11,813
Effect of dilutive options and warrants	30	54
Weighted average shares and dilutive potential Common shares (diluted)	12,005	11,867

Basic earnings per share	$0.11	$0.08
Diluted earnings per share	$0.11	$0.08

For the three months ended March 31, 2012 and 2011, options to purchase approximately 10,000 and 36,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the exercise price of the options was above the average market price of the shares of common stock.

As of March 31, 2012, there were 12,023,921 shares of common stock issued, 11,986,713 shares of common stock outstanding and 37,208 held as treasury shares.  As of December 31, 2011, there were 11,894,302 shares of common stock issued, 11,857,094 shares of common stock outstanding and 37,208 held as treasury shares.

NOTE 3 — SEGMENT INFORMATION:

We currently report two major operating segments and a corporate office that provides shared services. These  operating segments reflect our organizational structure, lines of responsibility and management’s perspective of the organization. Each segment includes an element of overhead costs specifically associated with its operations with the corporate shared services group responsible for support functions generic to both segments.

Performance by segment, for the three month periods ended  March 31, 2012 and 2011 are presented below (000’s omitted):

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Attain Fertility Centers	Vein Clinics	Corp G&A	Consolidated

For the three months ended March 31, 2012
Total Revenues, net	$51,257	$19,570	$—	$70,827
Cost of Services and Sales	46,988	18,718	—	65,706
Contribution	4,269	852	—	5,121
Operating margin	8.3%	4.4%	0.0%	7.2%

General and Administrative	—	—	2,884	2,884
Interest (income) expense	—	—	63	63
Income before income taxes	$4,269	$852	$(2,947)	$2,174

Depreciation expense included above	$998	$609	$155	$1,762
Capital Expenditures	$1,427	$923	$440	$2,790
Total Assets	$51,709	$58,696	$52,373	$162,778

For the three months ended March 31, 2011
Total Revenues, net	$48,599	$15,660	$—	$64,259
Cost of Services and Sales	44,164	15,412	—	59,576
Contribution	4,435	248	—	4,683
Operating margin	9.1%	1.6%	0.0%	7.3%

General and Administrative	—	—	3,041	3,041
Interest (income) expense	(32)	—	126	94
Income before income taxes	$4,467	$248	$(3,167)	$1,548

Depreciation expense included above	$974	$443	$169	$1,586
Capital Expenditures	$1,430	$2,535	$185	$4,150
Total Assets	$44,730	$56,917	$49,241	$150,888

NOTE 4 – CASH AND CASH EQUIVALENTS:

To the extent that cash balances exceed short term operating needs, excess cash is invested in short term interest bearing instruments. It is our policy to restrict our investments to high-quality securities with fixed principal amounts and maturity dates of one year or less. As of March 31, 2012 and December 31, 2011 our entire cash balances were held in accounts with depository institutions or were invested in certificate of deposits and are considered cash or cash equivalents.

NOTE 5 – PATIENT AND OTHER RECEIVABLES, NET:

Patient and other receivables are principally comprised of patient and insurance receivables from our Vein Clinics segment which represent outstanding balances due for patient treatments less estimated allowances for uncollectible balances.  Reserves for uncollectable accounts are based on both historical trends and specific identification of specific accounts.  For the periods ended March 31, 2012 and December 31, 2011, we believe that our receivable reserves were adequate to provide for any collection issues.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The composition of our patient and other receivables is as follows (000’s omitted):

	March 31,	December 31,
	2012	2011
	(unaudited)
Vein Clinic patient and insurance receivables	$7,746	$7,045
Reserve for uncollectible accounts	(940)	(769)
Subtotal Vein Clinic receivables, net	$6,806	$6,276
Other receivables	283	96
Total Patient and other receivables, net	$7,089	$6,372

NOTE 6 – DIRECT RESPONSE ADVERTISING:

Direct Response Advertising Costs are included in other current assets in the accompanying consolidated balance sheet and were $1.9 million and $1.3 million as of March 31, 2012 and December 31, 2011, respectively.  These costs consist of capitalized advertising costs which have met the criteria outlined in ASU 340, including probable future benefit, the ability to uniquely track individual responses to specific advertisements, and from which no material selling or marketing expenses are expected to occur after advertisement..  These capitalized Direct Response Advertising costs are amortized and recognized as an  expense over a seven or six month useful life (depending on the segment that the advertising relates to).  These amounts (which relate primarily to specific broadcast and internet based advertisements) are capitalized and begin to amortize at the time of use, based on the broadcast date or month of usage and are amortized over the expected period that revenue will be generated as a result of these costs.

NOTE 7 – INTANGIBLE ASSETS:

As of March 31, 2012 and December 31, 2011, our financial statements contained intangible assets totaling approximately $60 million and $59 million, respectively, as per the table below (000’s):

	March 31, 2012		December 31, 2011
Goodwill		$ 30,334		$ 30,334
Trademarks		4,442		4,442
Business Service Rights - Refundable	11,663		12,167
Business Service Rights - Non-Refundable, net	13,393	$ 25,056	11,947	$ 24,114

		$ 59,832		$ 58,890

In evaluating the recoverability of our intangible assets, we follow the guidance contained in FASB ASU 2011-08 Intangibles – Goodwill and Other (Topic 350), which provides for a qualitative assessment of intangible asset valuation, followed by a quantitative two-step process to determine impairment if necessary.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Based on a review of relevant events, circumstances and expected trends as contained in FASB ASU 2011-08 section 350-20-35-3C, as well as other qualifiers, we concluded that as of March 31, 2012, it is more likely than not that the carrying value of our goodwill and intangible assets, in whole and individually, is less than their fair value, and no impairment has occurred.

If the fair value is less than the carrying amount, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the intangible assets over their fair values. To date we have not recorded any impairment losses.

NOTE 8 – DUE TO FERTILITY MEDICAL PRACTICES:

Due to Fertility Medical Practices is comprised of the net amounts owed by us to fertility practices contracted for full service practice management services. We do not consolidate the results of the Fertility Medical Practices into our accounts (as discussed in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011). This balance is comprised of amounts due to us by the medical practices for funds which we advanced for use in financing their accounts receivable and selected other transactions, less balances owed to the fertility practices by us for undistributed physician earnings and patient deposits which we hold on behalf of the fertility practices.

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

As of March 31, 2012 and December 31, 2011, Due to Fertility Medical Practices was comprised of the following balances (000’s omitted):

	March 31,	December 31,
	2012	2011
	(unaudited)
Advances to Partner fertility practices	$(19,572)	$(17,552)
Undistributed Physician Earnings	7,860	5,508
Physician Practice Patient Deposits	28,888	26,273
Due to Fertility Medical Practices, net	$17,176	$14,229

NOTE 9 – NOTES PAYABLE AND OTHER OBLIGATIONS:

Notes payable and other obligations as of March 31, 2012 and December 31, 2011 consisted of the following (000’s omitted):

	March 31,	December 31,
	2012	2011
	(unaudited)
Note payable to bank	$9,917	$10,904
Derivative fair valuation adjustment	61	66
Obligations under capital leases	8	33

Total notes payable and other obligations	$9,986	$11,003
Less — current portion	(3,703)	(3,816)
Long-term notes payable and other obligations	$6,283	$7,187

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
Note payable to Bank —

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, N.A., TD Bank, N.A., and Webster Bank, N.A. and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of March 31, 2012,  approximately $15.0 million of the $35 million line of credit was available) and a $25 million three-year term loan. Both the term loan and the revolving credit facility mature in May 2013.  Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. As of March 31, 2012 interest on the term loan was payable at a rate of approximately 3.5%. As of March 31, 2012 there was no outstanding balance on the revolving credit facility and the unused balance bore a commitment fee of 0.25%.

Our credit facility is collateralized by substantially all of our assets.  As of March 31, 2012, we were in full compliance with all of our applicable debt covenants.

NOTE 10 – STOCK-BASED EMPLOYEE COMPENSATION:

We currently have stock option plans which have been previously approved by the stockholders, the details of which are described more fully in Note 19 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Under these plans, stock options and stock grants may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a five or ten-year period following the date of grant.  The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions.  Under all of our plans, options expire three months from the date of the holder’s termination of employment or twelve months in the event of disability or death.  As of March 31, 2012, there were 690,064 shares available for granting under these Plans.

The following table sets forth information about the weighted-average fair value of options granted in periods below. No options were granted in of the three months ended March 31, 2011.

	For the three-month period ended March 31,
	2012	2011
Fair value of options granted	$6.06	$—
Dividend yield	0%	0%
Expected volatility	47%	0%
Risk free interest rate	2%	0%
Expected term in years	10	—

We recognize compensation cost for stock option plans over the vesting period which approximates the service period, based on the fair value of the option as of the date of the grant.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
Stock award activity for the first three months of 2012 under these plans is summarized below:

	Number of shares of Common Stock underlying options	Weighted Average Exercise Price
Options outstanding at December 31, 2011	164,543	$7.55
Granted – stock options	51,569	8.10
Granted – stock awards	112,034	8.10
Exercised – stock options	(17,585)	2.94
Exercised – stock awards	(112,034)	8.10
Canceled	(6,287)	4.79

Options outstanding at March 31, 2012	192,240	$8.21

Options exercisable at:
December 31, 2011	119,948	$7.37
March 31, 2012	104,871	$8.34

The aggregate intrinsic value (difference between exercise price and current value of our common stock) of options outstanding and exercisable as of March 31, 2012 and December 31, 2011 was approximately $179,000 and $205,000, respectively.

We recorded a charge to earnings to recognize compensation expense related to outstanding stock options of $73,000 and $51,000 for the three-month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we had approximately $458,000 of unrecognized compensation costs related to stock options which will be recognized over their remaining vesting period, which approximates the service period of 4 years.

We also issue stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers is restricted and generally vests over a period of three to five years.  We recorded a charge to earnings to recognize compensation expense related to stock grants of $219,000 and $303,000 for the three-month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we had approximately $1.7 million of unrecognized compensation costs related to stock grants which will be recognized over their remaining vesting period, which approximates the service period.

NOTE 11 – OTHER COMPREHENSIVE LOSS:

IntegraMed is exposed to the risk that its earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments. After the expiration of an existing interest rate swap agreement in the third quarter of 2010, we entered into another interest rate swap agreement, with a nominal value of $10 million and maturity of May 2013, which is designed to help manage the interest rate risk associated with our long term debt. As a result of the swap agreement entered into during the third quarter of 2010, our net income for the three months ended March 31, 2012 includes additional financing costs of approximately $6,000. In addition to the costs included in our reported net income, the interest rate swap is accounted for as a cash flow hedge and has also generated a non-recognized after-tax loss of approximately $38,000 as of March 31, 2012 which is reported as part of our comprehensive income.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

This fair value of this hedge was calculated in accordance with ASC 820, utilizing Level 2 inputs of quoted prices for similar liabilities in active markets.

We deem this hedge to be highly effective as it shares the same amortization schedule as the underlying debt subject to the hedge and any change in fair value inversely mimics the appropriate portion of the hedged item.  As of March 31, 2012, we had no other hedge or derivative transactions.

NOTE 12 – LITIGATION AND COMPLIANCE WITH HEALTHCARE REGULATIONS:

From time to time, we and our Partner fertility centers and vein clinics and their physicians are parties to legal proceedings in the ordinary course of business. We are exposed to claims of professional negligence based on services performed by our employees, including physician assistants and nurse practitioners, as well as based on our relationships with physicians providing treatments at our Partner fertility centers and vein clinics. We maintain, for our medical practices and certain of our employees, medical malpractice insurance with limits of $3 million per claim, regardless of the number of the covered defendants, and $10 million per year in the aggregate, with respect to our Partner fertility centers, and with limits generally equal to $1 million per physician and $10 million per year in the aggregate, with respect to our vein clinics. Our Partner fertility centers, vein clinics and their physicians are additional named insured under our policies. All of our insurance policies are subject to deductibles or a self-insured retention. A portion of the insurance for certain of our fertility centers is provided by ARTIC (a captive insurance company, which provides coverage for a number of our partner centers).

On April 13, 2012, we gave notice to Southeastern Fertility Centers, PA., our fertility partner practice located outside of Charleston, South Carolina ("SEFC"), that SEFC was in default of our joint Business Service agreement (BSA). A recent binding order of arbitration mandates dissolution of SEFC, which automatically constitutes a default under the BSA. Pursuant to the terms of the BSA, SEFC is obligated to pay us (i) the right to manage fee originally paid by us to SEFC, which was $950,000, (ii) the net book value of all our fixed assets at SEFC's facility, which net book value at March 31, 2012 was $230,680 and (iii) other obligations owed to the Company, which amount at March 31, 2012 was $110,739. Additionally, SEFC is obligated to re-purchase all uncollected accounts receivable which amount at March 31, 2012 was $402,772.

On April 18, 2012, we entered into a non-binding letter of intent ("LOI") with one of the disputing shareholders of SEFC pursuant to which we will, among other things, enter into a new Business Services Agreement with such shareholder and a non-shareholder SEFC physician, who are forming a new professional association to practice medicine in the Charleston area. If we are successful in entering into this new arrangement, we do not expect the termination of the Agreement to have a material adverse effect on our business, financial condition, results of operations and cash flows, but we have no assurances that negotiating a definitive agreement will be successful.

Subsequent to the conclusion of the arbitration between our Attain Fertility Centers Division practice in Charlotte, North Carolina, Reproductive Endocrine Associates of Charlotte, P.C. (“REACH”)  and their patients , Sally and Christopher Ware, in which $2,026,381 was awarded to Plaintiffs for wrongful conception and emotional distress because their daughter was born with cystic fibrosis, we received a letter dated April 19, 2011 from Medical Mutual Insurance Company of North Carolina (“MMIC”) demanding, as Subrogee of REACH, indemnification from IntegraMed based on the indemnification provision in the management agreement between REACH and IntegraMed dated September 1, 2003 (the “MSA”). IntegraMed rejected the demand. On September 30, 2011, we were served with a complaint filed in the General Court of Justice, Superior Court Division, Guildford County, South Carolina in which  MMIC is claiming, among other things, a willful refusal of IntegraMed to indemnify MMIC under the MSA as a result of payments made by MMIC to Sally and Christopher Ware as a result of the arbitral award.  We have retained North Carolina counsel and are vigorously defending the claims based on meritorious defenses. The parties are currently engaged in the process of selecting arbitrators to arbitrate the dispute. Although we will vigorously defend the allegations, we cannot assure you that we will ultimately prevail.

INTEGRAMED AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 13 – RECENT ISSUED ACCOUNTING GUIDANCE:

Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU No. 2011-05)

In June 2011, the FASB issued a new accounting standard on presenting comprehensive income with the intention of increasing its prominence in financial statements by eliminating the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. The standard requires comprehensive income to be reported in either a single statement that presents the components of net income, the components of other comprehensive income, and total comprehensive income, or in two consecutive statements. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for public companies. We have adopted the relevant provisions of ASU 2011-05 in the first quarter of 2012. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and with IntegraMed America, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of events could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed under the caption “Risk Factors” appearing under Item 1-A included in our Form 10-K for the year ended December 31, 2011.

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

Our Vein Clinics Division began operations on August 8, 2007, with the purchase of Vein Clinics of America, Inc. (“VCA”), a company that had been in business since 1981. The Vein Clinics Division currently manages a network of 46 clinics located in 14 states, which specialize in the treatment of vein disease and other vein disorders.

The primary elements of our business strategy for both divisions include:

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

Major Events Impacting Financial Condition and Results of Operations

2012

On March 5, 2012, we announced that our Attain Fertility Centers Division had acquired Palmetto Fertility Center in Miami Lakes, Florida, for a purchase price of approximately $0.5 million.  Palmetto Fertility Center was an established fertility practice serving the greater Miami area and was integrated into our existing South Florida based Partner fertility center.

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

Subsequent Events

On April 13, 2012, we gave notice to Southeastern Fertility Centers, PA., our fertility partner practice located outside of Charleston, South Carolina ("SEFC"), that SEFC was in default of our joint Business Service agreement (BSA). A recent binding order of arbitration mandates dissolution of SEFC, which automatically constitutes a default under the BSA. Pursuant to the terms of the BSA, SEFC is obligated to pay us (i) the right to manage fee originally paid by us to SEFC, which was $950,000, (ii) the net book value of all our fixed assets at SEFC's facility, which net book value at March 31, 2012 was $230,680 and (iii) other obligations owed to the Company, which amount at March 31, 2012 was $110,739. Additionally, SEFC is obligated to re-purchase all uncollected accounts receivable which amount at March 31, 2012 was $402,772.

On April 18, 2012, we entered into a non-binding letter of intent ("LOI") with one of the disputing shareholders of SEFC pursuant to which we will, among other things, enter into a new Business Services Agreement with such shareholder and a non-shareholder SEFC physician, who are forming a new professional association to practice medicine in the Charleston area. If we are successful in entering into this new arrangement, we do not expect the termination of the Agreement to have a material adverse effect on our business, financial condition, results of operations and cash flows, but we have no assurances that negotiating a definitive agreement will be successful.

Results of Operations

The following table shows the percentage of net revenues represented by various expenses and other income items reflected in our consolidated statements of operations for the three month periods ended March 31, 2012 and 2011:

	For the three-month period ended March 31,
	2012	2011
	(unaudited)
Revenues, Net
Attain Fertility Centers	72.4%	75.6%
Vein Clinics	27.6%	24.4%
Total revenues	100.0%	100.0%

Cost of services and sales
Attain Fertility Centers	66.3%	68.7%
Vein Clinics	26.4%	24.0%
	92.8%	92.7%

Contribution
Attain Fertility Centers	6.0%	6.9%
Vein Clinics	1.2%	0.4%
	7.2%	7.3%

General and administrative expenses	4.1%	4.7%
Interest income	(0.1)%	(0.1)%
Interest expense	0.1%	0.2%
Total other expenses	4.2%	4.9%

Income before income taxes	3.1%	2.4%
Income tax provision	1.2%	0.9%
Net income	1.8%	1.5%

For the three months ended March 31, 2012, total revenues were $70.8 million, an increase of approximately $6.6 million, or 10.2%, from the same period in 2011. Revenue at our Attain Fertility Centers Division showed growth of
$2.6 million, or 5.4%, above the same period in 2011, based on growth from our Partner fertility centers.  Revenue at our Vein Clinics Division was up approximately $3.9 million, or 25.0%.

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

The components of our revenues from most of our Partner fertility centers are:

•
A base service fee calculated as a percentage of patient revenues as reported by the Partner fertility center (this percentage generally varies depending on the agreement and the level of patient revenues);

•
Cost of services equal to reimbursement for the expenses which we advanced to the Partner fertility center during the month (representing substantially all of the expenses incurred by the center, except physician compensation); and

•	Our additional fees which represent our share of the net income of the Partner fertility center (which also varies depending on the underlying center, subject to limits in some circumstances).

Our revenues from one Partner clinic are not based on this three-part structure. Rather, our revenues for this clinic is generally equal to the operating expenses associated with managing the medical practice plus 9.5% of such expenses.

In addition to these revenues generated from our fertility centers, we often receive miscellaneous other revenues related to providing non-medical services to medical practices. From the total of our revenues, we subtract the annual amortization of our business service rights under most agreements, which are the rights to provide business services to each of the centers.

During the first quarter 2012, revenue from our partner practices in our Attain Fertility Centers Division, increased by $2.6 million, or 5.4%, relative to the same period in the prior year. This increase was the result of a rise in same-center revenues compared to the same period in 2011. The increased revenue from same-centers was due in part to an increase in the number of fertility procedures performed.

The table below illustrates the components of the Attain Fertility Centers revenues in relation to the Partner fertility center practice financials for the three months ended March 31, 2012 and 2011 (000’s omitted):

	For the three-month period ended March 31,
	2012	2011
	(unaudited)
	Providers	Providers
Partner Fertility Center Financials
(a) Patient revenue	$62.410	$57,727
(b) Cost of services	39.636	37,220
(c) Base service fee	3,100	2,898
(d) Practice contribution (a-b-c)	19,674	17,609
(e) Physician compensation	18,011	16,042
(f) IntegraMed additional fee	1,663	1,567

IntegraMed Financials
(g) IntegraMed gross revenue (b+c+f)	44,399	41,685
(h) Amortization of business service rights	(324)	(324)
(i) Other revenue	31	31
(j) IntegraMed fertility services revenue (g+h+i)	$44,106	$41,392
(k) Cost of Services	39,636	37,250
Division Overhead	2,103	2,228
(l) Contribution of IntegraMed Centers (j-k)	$2,367	$1,914

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

The following summarized quarterly data for the three months ended March 31, 2012 and 2011 is presented for additional analysis and demonstration of the slight seasonality of our Attain Fertility Centers Division. New patients visits are an indicator of initial patient interest in fertility treatment and IVF cases completed are an indicator of billable charges (000’s omitted, except IVF statistics).

	For the three-month period Ending March 31,
	2012	2011	Change	% Change
Revenues, Net	$51,257	$48,599	$2,658	5%
Contribution	$4,269	$4,435	$(166)	(4)%

Partner Center Statistics:
New Patient Visits	8,603	7,639	964	13%
IVF Cases Completed	4,454	3,808	646	17%
IUI Cycles	7,016	6,017	999	17%
Attain IVF Statistics:
Applications	689	761	(72)	(9)%
Enrollments	470	439	31	7%
Pregnancies	262	267	(5)	(2)%

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

Revenues from our Attain IVF programs were $6.9 million for the first three months of 2012, approximately even with the same period in the prior year. Program enrollments in the first quarter of 2012 were up 7% from the prior year period, with pregnancies of 262 in the first quarter of 2012 versus 267 in the same period of the prior year.

Contribution from our Attain Fertility Centers Division for the period ended March 31, 2012 decreased by $166 thousand or 3.7% to $4.3 million versus $4.4 million compared to the prior year. This decrease is primarily the result of an unfavorable product mix within our Attain IVF offering due to higher patient demand for our lower margin multi-cycle program .

Vein Clinics Segment:

Revenues within our Vein Clinics segment are generated from direct billings to patients or their insurer for vein disease treatment services and these revenues are consolidated directly into our financials.

Revenues for the three months ended March 31, 2012 were $19.6 million, up 25.0%, or $3.9 million from 2011.  Existing clinics accounted for approximately $2.0 million of this increase with new clinics generating $1.6 million of revenue.

During first quarter of 2012, we opened two new vein clinics in Geneva, IL and Wayne, PA and consolidated our Ft Lauderdale, FL patient flow into our existing Boca Raton , FL clinic. These changes activity brought our total number of vein clinics to 46 as of March 31, 2012.

Contribution for the three months ending March 31, 2012 was $0.9 million, an increase of $0.6 million, or $243.3%, compared to a contribution of $0.2 million for the same period in 2011.  Existing clinics accounted for approximately $0.4 million of this increase with new clinics generating $0.2 million of contribution.

Our strategy is to continue to expand our clinic footprint by opening additional new vein clinics in locations across the United States during 2012 and in future years. We plan to open eight new clinics through the remainder of 2012. As a result of this expansion program, we incurred new clinic start-up losses of $0.9 million in the first quarter of 2012 and we estimate approximately $3.5 million for all of fiscal 2012.  The pace of these openings is dependent upon our ability to identify and develop appropriate site locations for clinics which comprise both adequate reimbursement rates and patient demographics, and to recruit qualified physicians to staff those sites.

Vein Clinics Division quarterly data for the quarter ended March 31, 2012 and 2011 appear below (000’s omitted, except VCA statistics).

	For the three-month period ending March 31,
	2012	2011	Change	% Change
Revenues, Net	$19,570	$15,660	$3,910	25%
Contribution	$852	$248	$604	244%
Inquiries	6,553	5,733	820	14%
New Consultations	4,186	3,723	463	12%
First Leg Starts	2,457	2,125	332	16%

General and Administrative Expenses

General and administrative expenses are comprised of salaries and benefits, administrative, regulatory compliance and operational support costs defined as our Shared Services group, which are not specifically related to individual center or clinic operations or other product offerings.  These costs totaled $2.9 million for the three months ended March 31, 2012, versus $3.0 million recognized in the same period in the prior year. We measure our performance in part by relating general and administrative expenses to operating contribution. For the three months ended March 31, 2012, general and administrative expenses were 56.3% of contribution compared to a ratio of 64.9% for the three months ended March 31, 2011.

We continue to actively manage general and administrative expenses in an effort to leverage our Shared Services group and extract economies of scale as those opportunities arise.

Interest

Net interest expense for the three months ended March 31, 2012 was $63 thousand versus $94 thousand in the prior year period. This reduction is due primarily to  a lower principal on our term loan as a result of scheduled debt payments.

Income Tax Provision

Our provision for income tax was approximately $0.9 million for the three months ended March 31, 2012, or 39.8% of pre-tax income.  This is compared to approximately $0.6 million, or 38.1% of pre-tax income during the same period last year.  Our effective tax rates for 2012 and 2011 reflect provisions for both current and deferred federal and state income taxes.  Our effective income tax rate for the three months ended March 31, 2012 and 2011 includes additional interest for uncertain tax position items.

Off-Balance Sheet Arrangements

Current accounting guidance addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance is effective for reporting periods after January 1, 2010 requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE. An enterprise is required to consolidate if it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and is the primary beneficiary or obligor of the VIE. As of March 31, 2012, through our ownership of Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary and obligor of their financial results (our contract provides for us to receive any excess or deficit profits from the vein clinics). As such we have consolidated these vein clinic operations in our consolidated financial statements.  Since we do not have any financial interest in the individual fertility centers and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit profits), we do not consolidate the results of the fertility centers in our accounts. Also, since we do not have a controlling interest in the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.

Liquidity and Capital Resources

As of March 31, 2012, we had approximately $57.5 million in cash and cash equivalents on hand as compared to $57.9 million at December 31, 2011. We had a working capital of approximately $18.0 million and $19.6 million as of March 31, 2012 and December 31, 2011, respectively.

Deferred revenue and other patient deposits from our Attain IVF programs, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues. These deposits totaled approximately $17.9 million and $16.3 million as of March 31, 2012 and December 31, 2011, respectively. The change in deposit balances are a direct result of patient enrollment, and through-put, in our treatment programs. These deposits are a significant source of cash flow and represent interest-free financing for us.  These funds are not restricted and the cash balances are included in our cash and cash equivalents.

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, TD Bank and Webster Bank and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of March 31, 2012, approximately $15.0 million of the $35 million line of credit was available) and a $25 million three-year term loan. Both the term loan and the revolving credit facility mature in May 2013. Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. Commitment fees on unused portions of the revolving credit facility are also payable based on a tiered pricing structure tied to the same defined leverage ratio.  At March 31, 2012, there were no outstanding balances on the revolving credit facility.

As of March 31, 2012, we were in full compliance with all of our applicable debt covenants. We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

During the third quarter of 2010 we also entered into an interest rate swap agreement to help manage interest rate risk. This swap will mature in the third quarter of 2013, at which time we will re-evaluate our options for managing interest rate risk.

As of March 31, 2012, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements.  However, we do anticipate upcoming capital expenditures during the normal course of business which we will be able to finance from our operating cash flows. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements.

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

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at March 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less Than				After
	Total	1 Year	1 — 3 Years	4 — 5 Years		5 Years
	(in thousands)

Notes payable	$9,978	$3,695	$6,283	$	─	$ ─
Capital lease obligations	8	8	─		─	─
Interest on debt	295	277	18		─	─
Operating leases(rents)	76,304	9,311	24,928		19,129	22,936

Total contractual cash obligations	$86,585	$13,291	$21,229		$19,129	$22,936

	Amount of Commitment Expiration Per Period
	Total	Less Than1 Year		1 — 3 Years	4 — 5 Years		After 5 Years
	(in thousands)

Unused lines of credit	$34,910	$	─	$34,910	$	─	$	─

We also have commitments to provide working capital financing to Partner centers in our Attain Fertility Centers division that are not included in the above table. A significant portion of these commitments relate to our transactions with the medical practices themselves. Our responsibilities to the these medical practices are to provide financing for their accounts receivable and to hold patient deposits on their behalf, as well as undistributed physician earnings. Disbursements to the medical practices generally occur monthly. The medical practice’s repayment hierarchy consists of the following:

•	We provide a cash credit to the practice for billings to patients and insurance companies for collections on billing;

•	We reduce the cash credit for center expenses that we have incurred on behalf of the practice;

•	We reduce the cash credit for the base portion of our service fee which relates to the Partner revenues;

•	We reduce the cash credit for the variable portion of our service fee which relates to the Partner earnings; and

•	We disburse to the medical practice the remaining cash amount which represents the physician’s undistributed earnings.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. We are currently subject to interest rate risk associated with our credit facilities as well as our short term investments and certain advances to our Partner Fertility Centers, some of which are tied to either- short term interest rates, LIBOR or the prime rate. As of March 31, 2012, we do not believe that a one percent change in market level interest rates would have a material impact our pre-tax income.

Item 4.            Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of March 31, 2012 (the "Evaluation Date"). Based upon that evaluation, the   Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b) Changes in internal controls

There were no changes made in our internal control over financial reporting during the quarter ended March 31, 2012 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II                                OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are party to legal proceedings in the ordinary course of business. Please refer to Note 12 of these financial statements for additional disclosures.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Date	May 9, 2012	By:	INTEGRAMED AMERICA, INC. (Registrant) /s/ Timothy P. Sheehan
Timothy P. Sheehan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.69
Fifth Amendment to Service Agreement between IntegraMed America, Inc. and Northwest Center for Infertility and Reproductive Endocrinology dated as of March 1, 2012 and filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

10.70
Sixth Amendment to Service Agreement between IntegraMed America, Inc. and Northwest Center for Infertility and Reproductive Endocrinology and filed as an Exhibit to IntegraMed’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

31.1	CEO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2012

31.2	CFO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2012

32.1	CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2012

32.2	CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2012

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Document
101. LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Extension Presentation Document