Form 10-Q
period 2012-06-30
INTEGRAMED AMERICA INC
filed 2012-08-07
CIK 885988

======================================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on July 25, 2012 was approximately 11.986,713.

====================================================================================================================================================================

INTEGRAMED AMERICA, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Operations for the three and six-month periods ended June 30, 2012 and 2011 (unaudited)	4

	Consolidated Statement of Other Comprehensive Income for the three and six-month periods ending June 30, 2012 and 2011 (unaudited)	5

	Consolidated Statements of Shareholders’ Equity for the six-month periods ended June 30, 2012 (unaudited)	6

	Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and 2011 (unaudited)	7

	Notes to Consolidated Financial Statements	8-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26
Item 6.	Exhibits	26

SIGNATURES		27

CERTIFICATIONS PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

CERTIFICATIONS PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		EXHIBITS

INTEGRAMED AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except per share and share amounts)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$56,669	$57,909
Patient and other receivables, net	7,233	6,372
Other current assets	10,277	8,602
Deferred taxes	2,523	2,222
Total current assets	76,702	75,105

Fixed assets, net	24,482	21,288
Business service rights, net	24,845	24,114
Goodwill	30,334	30,334
Trademarks	4,442	4,442
Other assets	2,375	2,221
Total assets	$163,180	$157,504
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,573	$4,037
Accrued liabilities	18,530	17,074
Current portion of long-term notes payable and other obligations	9,070	3,816
Due to fertility medical practices	19,483	14,229
Attain IVF deferred revenue and other patient deposits	16,960	16,342
Total current liabilities	66,616	55,498

Long-term notes payable and other obligations	─	7,187
Deferred and other tax liabilities	4,587	5,277
Total liabilities	71,203	67,962

Commitments and Contingencies	─	─

Shareholders’ equity:
Common Stock, $.01 par value – 20,000,000 shares authorized at June 30, 2012 and December 31, 2011, 12,023,921 and 11,894,302 issued at June 30, 2012 and December 31, 2011, and 11,986,713 and 11,857,094 shares outstanding at June 30, 2012 and December 31, 2011, respectively	120	119
Capital in excess of par	78,794	78,156
Other comprehensive loss	(30)	(42)
Treasury stock, at cost – 37,208 at June 30, 2012 and December 31, 2011 respectively	(330)	(330)
Retained earnings	13,423	11,639
Total shareholders’ equity	91,977	89,542
Total liabilities and shareholders’ equity	$163,180	$157,504

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share amounts)
(unaudited)

	For the Three-month period Ended June 30,		For the Six-month period Ended June 30,
	2012	2011	2012	2011
Revenues, net
Attain Fertility Centers	$53,131	$49,653	$104,388	$98,251
Vein Clinics	23,060	19,398	42,629	35,059
Total revenues	76,191	69,051	147,017	133,310

Costs of services and sales
Attain Fertility Centers	48,537	45,481	95,525	89,645
Vein Clinics	21,992	18,206	40,710	33,618
Total costs of services and sales	70,529	63,687	136,235	123,263

Contribution
Attain Fertility Centers	4,594	4,172	8,863	8,606
Vein Clinics	1,068	1,192	1,919	1,441
Total contribution	5,662	5,364	10,782	10,047

General and administrative expenses	4,537	3,001	7,421	6,042
Legal settlement	-	1,650	-	1,650
Interest income	(36)	(48)	(78)	(96)
Interest expense	96	131	201	273
Total other expenses, net	4,597	4,734	7,544	7,869

Income before income taxes	1,065	630	3,238	2,178
Income tax provision	589	282	1,454	872
Net income	$476	$348	$1,784	$1,306

Basic and diluted net earnings per share of Common Stock
Basic earnings per share	$0.04	$0.03	$0.15	$0.11
Diluted earnings per share	$0.04	$0.03	$0.15	$0.11

Weighted average shares – basic	11,987	11,836	11,981	11,825
Weighted average shares - diluted	12,053	11,878	12,037	11,873

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(all amounts in thousands)
(unaudited)

	For the three-month period Ended June 30,		For the six-month period Ended June 30,
	2012	2011	2012	2011

Net Income as reported	$476	$348	$1,784	$1,306
Unrealized gain (loss) on hedging transaction	14	(25)	19	(5)
Related tax (provision) / benefit	(5)	9	(7)	2
Total comprehensive income	$485	$332	$1,796	$1,303

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(all amounts in thousands)
(unaudited)

	Common Stock				Treasury Shares
	Shares	Amount	Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Shares	Amount	Retained Earnings	Total Equity

Balance at December 31, 2011	11,894	$119	$78,156	$(42)	(37)	$(330)	$11,639	$89,542
Stock awards granted, net	112	1	(1)	—	—	—	—	—
Restricted stock award and stock option expense amortization	—	—	587	—	—	—	—	587
Stock options exercised	18	—	52	—	—	—	—	52
Unrealized gain on hedging transaction	—	—	—	19	—	—	—	19
Tax effect of equity transactions	—	—	—	(7)	—	—	—	(7)
Net income for the six months ended June 30, 2012	—	—	—	—	—	—	1,784	1,784
Balance at June 30, 2012	12,024	$120	$78,794	$(30)	(37)	$(330)	$13,423	$91,977

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all amounts in thousands)
(unaudited)

	For the Six-month period ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,784	$1,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,313	3,935
Deferred income tax provision	(998)	223
Stock-based compensation	587	780
Changes in assets and liabilities —
Decrease (increase) in assets
Patient and other accounts receivable	(861)	(927)
Other current assets	(1,675)	(763)
Other assets	(154)	(174)
(Decrease) increase in liabilities
Accounts payable	(1,464)	(1,327)
Accrued liabilities	1,456	5,752
Due to fertility medical practices	5,254	2,911
Attain IVF Deferred revenue and other patient deposits	618	2,325
Net cash provided by operating activities	8,860	14,041

Cash flows from investing activities:
Purchase of business service rights	(1,380)	(2,395)
Purchase of fixed assets, net	(6,858)	(6,212)
Net cash used in investing activities	(8,238)	(8,607)

Cash flows from financing activities:
Debt repayments	(1,914)	(1,834)
Proceeds from stock option exercises	52	92
Net cash used in financing activities	(1,862)	(1,742)

Net (decrease) increase in cash and cash equivalents	(1,240)	3,692
Cash and cash equivalents at beginning of period	57,909	50,183
Cash and cash equivalents at end of period	$56,669	$53,875

Supplemental Information:
Interest paid	188	285
Income taxes paid	1,584	211

See accompanying notes to consolidated financial statements.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — GENERAL:

Acquisition by Sagard Capital

On June 10, 2012, the Company entered into a definitive agreement to be acquired by affiliates formed by Sagard Capital Partners, L.P. (“Sagard Capital”), an investment fund and IntegraMed shareholder. The acquisition consideration is $14.05 per share, net to the the Company’s shareholders in cash, without interest thereon and subject to applicable withholding taxes or a total equity purchase price of approximately $169.5 million. The agreement is subject to shareholder approval as well as other regulatory and customary closing conditions. If approved by the Company’s shareholders and if the other conditions to closing are satisfied, the transaction is expected to be completed as promptly as practicable, but no later than  mid-November 2012.  The merger is subject to certain closing conditions and there can be no assurance that the merger will be consummated.

The accompanying unaudited financial statements do not include the effects of the merger, nor do they include any adjustments associated with the purchase price allocation of the merger.

     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (SEC) rules related to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position at June 30, 2012, and the consolidated results of operations and cash flows for the interim periods presented.  Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 2012 or any other period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IntegraMed America, Inc.’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.

NOTE 2 — EARNINGS PER SHARE:

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2012 and 2011 is as follows (000's omitted, except for per share amounts):

	For the three-month period ended June 30,		For the six-month period ended June 30,
	2012	2011	2012	2011
Numerator
Net Income	$476	$348	$1,784	$1,306

Denominator
Weighted average shares outstanding (basic)	11,987	11,836	11,981	11,825
Effect of dilutive options and warrants	66	42	56	48
Weighted average shares and dilutive potential Common shares (diluted)	12,053	11,878	12,037	11,873

Basic earnings per share	$0.04	$0.03	$0.15	$0.11
Diluted earnings per share	$0.04	$0.03	$0.15	$0.11

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three and six months ended June 30, 2012, there were no options to purchase shares of common stock which were excluded from the computation of diluted earnings per share as the exercise price of  all options was at or below the average market price of the shares of common stock.

For the three and six months ended June 30, 2011, options to purchase approximately 12,000 and 18,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the exercise price of the options was above the average market price of the shares of common stock.

As of June 30, 2012, there were 12,023,921 shares of common stock issued of which 11,986,713 were outstanding and 37,208 held as treasury shares. As of December 31, 2011, there were 11,894,302 shares of common stock issued of which 11,857,094 were outstanding and 37,208 held as treasury shares.

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

Performance by segment, for the three and six month periods ended June 30, 2012 and 2011 are presented below (000’s omitted):

	Attain Fertility Centers	Vein Clinics	Corp G&A	Consolidated

For the three months ended June 30, 2012
Total Revenues, net	$53,131	$23,060	─	$76,191
Cost of Services and Sales	48,537	21,992	─	70,529
Contribution	4,594	1,068	─	5,662
Operating margin	8.61%	4.6%	0.0%	7.4%

General and Administrative	-	-	4,537	4,537
Interest, net	-	-	60	60
Income before income taxes	$4,594	$1,068	$(4,597)	$1,065

Depreciation expense included above	$1,060	$658	$184	$1,902
Capital Expenditures	$1,247	$2,640	$181	$4,068
Total Assets	$40,247	$59,761	$63,172	$163,180

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Attain Fertility Centers	Vein Clinics	Corp G&A	Consolidated
For the six months ended June 30, 2012
Total Revenues, net	$104,388	$42,629	─	$147,017
Cost of Services and Sales	95,525	40,710	─	136,235
Contribution	8,863	1,919	─	10,782
Operating margin	8.5%	4.5%	0.0%	7.3%

General and Administrative	─	─	7,421	7,421
Interest, net	─	─	123	123
Income before income taxes	$8,863	$1,919	$(7,544)	$3,238

Depreciation expense included above	$2,058	$1,267	$339	$3,664
Capital Expenditures	$2,673	$3,564	$621	$6,858
Total Assets	$40,247	$59,761	$63,172	$163,180

For the three months ended June 30, 2011
Total Revenues, net	$49,653	$19,398	─	$69,051
Cost of Services and Sales	45,481	18,206	─	63,687
Contribution	4,172	1,192	─	5,364
Operating margin	8.4%	6.1%	0.0%	7.8%

General and Administrative	─	─	3,001	3,001
Legal settlement	─	─	1,650	1,650
Interest, net	(37)	─	120	83
Income before income taxes	$4,209	$1,192	$(4,771)	$630

Depreciation expense included above	$1,008	$526	$165	$1,699
Capital Expenditures	$1,104	$849	$109	$2,062
Total Assets	$44,060	$57,199	$57,624	$158,883

For the six months ended June 30, 2011
Total Revenues, net	$98,251	$35,059	─	$133,310
Cost of Services and Sales	89,645	33,618	─	123,263
Contribution	8,606	1,441	─	10,047
Operating margin	8.8%	4.1%	0.0%	7.5%

General and Administrative	-	─	6,042	6,042
Legal settlement	─	─	1,650	1,650
Interest, net	(70)	─	247	177
Income before income taxes	$8,676	$1,441	$(7,939)	$2,178

Depreciation expense included above	$1,983	$970	$334	$3,287
Capital Expenditures	$2,534	$3,384	$294	$6,212
Total Assets	$44,060	$57,199	$57,624	$158,883

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – CASH AND CASH EQUIVALENTS:

To the extent that cash balances exceed short term operating needs, excess cash is invested in short term interest bearing instruments. It is our policy to restrict our investments to high-quality securities with fixed principal amounts and maturity dates of one year or less. As of June 30, 2012 and December 31, 2011, our entire cash balances were held in accounts with depository institutions or were invested in certificate of deposits and are considered cash or cash equivalents.

NOTE 5 – PATIENT AND OTHER RECEIVABLES, NET:

Patient and other receivables are principally comprised of patient and insurance receivables from our Vein Clinics division which represent outstanding balances due for patient treatments less estimated allowances for uncollectible balances.  Reserves for uncollectable accounts are based on both historical trends and specific identification of specific accounts.  As of June 30, 2012 and December 31, 2011, we believe that our receivable reserves were adequate to provide for any collection issues.

The composition of our patient and other receivables is as follows (000’s omitted):

	June 30,	December 31,
	2012	2011
	(unaudited)

Vein Clinic patient and insurance receivables	$7,503	$7,045
Reserve for uncollectible accounts	(487)	(769)
Subtotal Vein Clinic receivables, net	$7,016	$6,276
Other receivables	217	96
Total Patient and other receivables, net	$7,233	$6,372

NOTE 6 – DIRECT RESPONSE ADVERTISING:

Direct Response Advertising Costs are included in other current assets in the accompanying consolidated balance sheet and were $3.8 million and $1.3 million as of June 30, 2012 and December 31, 2011, respectively.  These costs consist of capitalized advertising costs which have met the criteria outlined in Accounting Standards Codification (ASC) 340, including; probable future benefit, the ability to uniquely track individual responses to specific advertisements, and the absence of material selling or marketing expenses expected to occur after the advertisement.  These capitalized direct response advertising costs are amortized and recognized as an expense over a seven or six month useful life (depending on the segment that the advertising relates to).  These amounts (which relate primarily to specific broadcast and internet based advertisements) are capitalized and begin to amortize at the time of use, based on the broadcast date or month of usage and are amortized over the expected period that revenue will be generated as a result of these costs.

NOTE 7 – INTANGIBLE ASSETS:

As of June 30, 2012 and December 31, 2011, our financial statements contained intangible assets totaling approximately $60 million and $59 million, respectively, as per the table below (000’s):

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2012		December 31, 2011

Goodwill		$30,334		$30,334
Trademarks		4,442		4,442
Business Service Rights - Refundable	13,437		12,167
Business Service Rights - Non-Refundable, net	11,408	24,845	11,947	24,114

		$59,621		$58,890

In evaluating the recoverability of our intangible assets, we follow the guidance contained in FASB ASU 2011-08 Intangibles – Goodwill and Other (Topic 350), which provides for a qualitative assessment of intangible asset valuation, followed by a quantitative two-step process to determine impairment if necessary.

Based on a review of relevant events, circumstances and expected trends as contained in FASB ASU 2011-08 section 350-20-35-3C, as well as other qualifiers, we concluded that as of June 30, 2012, it is more likely than not that the carrying value of our goodwill and intangible assets, in whole and individually, is less than their fair value, and no impairment has occurred.

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

As of June 30, 2012 and December 31, 2011, Due to Fertility Medical Practices was comprised of the following balances (000’s omitted):

	June 30,	December 31,
	2012	2011
	(unaudited)

Advances to Partner fertility practices	$(18,363)	$(17,552)
Undistributed Physician Earnings	7,594	5,508
Physician Practice Patient Deposits	30,252	26,273
Due to Fertility Medical Practices, net	$19,483	$14,229

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – NOTES PAYABLE AND OTHER OBLIGATIONS:

Notes payable and other obligations as of June 30, 2012 and December 31, 2011 consisted of the following (000’s omitted):
	June 30,	December 31,
	2012	2011
	(unaudited)

Note payable to bank	$9,024	$10,904
Derivative fair valuation adjustment	46	66
Obligations under capital leases	-	33

Total notes payable and other obligations	$9,070	$11,003
Less — current portion	(9,070)	(3,816)

Long-term notes payable and other obligations	$-	$7,187

Note payable to Bank —

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, N.A., TD Bank, N.A., and Webster Bank, N.A. and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of June 30, 2012, approximately $14.5 million of the $35 million line of credit was available) and a $25 million three-year term loan. Both the term loan and the revolving credit facility mature in May 2013.  Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. As of June 30, 2012 interest on the term loan was payable at a rate of approximately 3.5%. As of June 30, 2012, the company had a $90 thousand letter of credit against the revolving credit facility and the unused balance bore a commitment fee of 0.25%.

Our credit facility is collateralized by substantially all of our assets.  As of June 30, 2012, we were in full compliance with all of our applicable debt covenants.

NOTE 10 – STOCK-BASED EMPLOYEE COMPENSATION:

We currently have stock option plans which have been previously approved by the stockholders, the details of which are described more fully in Note 19 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Under these plans, stock options and stock grants may be granted to employees, directors and such other persons as the Board of Directors determines will contribute to our success. Vesting periods are set by the Board of Directors and stock options are generally exercisable during a five or ten-year period following the date of grant.  The Board of Directors has the authority to accelerate the maturity of any stock option or grant at its discretion, and all stock options and grants have anti-dilution provisions.  Under all of our plans, options expire three months from the date of the holder’s termination of employment or twelve months in the event of disability or death.  As of June 30, 2012, there were 690,064 shares available for granting under these Plans.

The following table sets forth information about the weighted-average fair value of options granted in periods below. No options were granted in  the three months ended June 30, 2012.

	For the three-month period Ended June 30,				For the six-month period Ended June 30,
	2012		2011		2012	2011

Fair value of options granted	─		─		$6.06	─
Dividend yield	─	%	─	%	─ %	─	%
Expected volatility	─	%	─	%	47%	─	%
Risk free interest rate	─	%	─	%	2%	─	%
Expected term in years	─		─		10	─

We recognize compensation cost for stock option plans over the vesting period which approximates the service period, based on the fair value of the option as of the date of the grant.

Stock award activity for the first six months of 2012 under these plans is summarized below:

	Number of shares of Common Stock underlying options	Weighted Average Exercise Price

Options outstanding at December 31, 2011	164,543	$7.55
Granted – stock options	51,569	$8.10
Granted – stock awards	112,034	$8.10
Exercised – stock options	(17,585)	$2.94
Exercised – stock awards	(112,034)	$8.10
Canceled	(6,287)	$4.79

Options outstanding at June 30, 2012	192,240	$8.21

Options exercisable at:
December 31, 2011	119,948	$7.37
June 30, 2012	113,020	$8.32

The aggregate intrinsic value (difference between exercise price and current value of our common stock) of options outstanding and exercisable as of June 30, 2012 and December 31, 2011 was approximately $348,454 and $205,000, respectively.

We recorded a charge to earnings to recognize compensation expense related to outstanding stock options of $59,000 and $71,000 for the three-month periods ended June 30, 2012 and 2011, respectively and $132,000 and $122,000 for the six-month periods ended June 30, 2012 and 2011.  As of June 30, 2012, we had approximately $398,000 of unrecognized compensation costs related to stock options which will be recognized over their remaining vesting period, which approximates the service period of 4 years.

We also issue stock grants to officers and members of the Board of Directors. Stock granted to Board members vests immediately and stock granted to officers is restricted and generally vests over a period of three to five years.  We recorded a charge to earnings to recognize compensation expense related to stock grants of $236,000 and $356,000 for the three-month periods ended June 30, 2012 and 2011, respectively.  For six-month periods ended June 30, 2012 and 2011, we recorded $455,000 and $658,000, respectively.  As of June 30, 2012, we had approximately $1,425,000 of unrecognized compensation costs related to stock grants which will be recognized over their remaining vesting period, which approximates the service period.

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 11 – OTHER COMPREHENSIVE LOSS:

IntegraMed is exposed to the risk that its earnings and cash flows could be adversely impacted by market driven fluctuations in the level of interest rates. It is our policy to manage these risks by using a mix of fixed and floating rate debt and derivative instruments. After the expiration of an existing interest rate swap agreement in the third quarter of 2010, we entered into another interest rate swap agreement, with a nominal value of $10 million and maturity of May 2013, which is designed to help manage the interest rate risk associated with our long term debt. As a result of the swap agreement entered into during the third quarter of 2010, our net income for the three and six months ended June 30, 2012 includes additional financing costs of approximately $16,000 and $32,000, respectively. In addition to the costs included in our reported net income, the interest rate swap is accounted for as a cash flow hedge and has also generated a non-recognized after-tax loss of approximately $30,000 as of June 30, 2012 which is reported as part of our comprehensive income.

This fair value of this hedge was calculated in accordance with ASC 820, utilizing Level 2 inputs of quoted prices for similar liabilities in active markets.

We deem this hedge to be highly effective as it shares the same amortization schedule as the underlying debt subject to the hedge and any change in fair value inversely mimics the appropriate portion of the hedged item.  As of June 30, 2012, we had no other hedge or derivative transactions.

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

INTEGRAMED AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Subsequent to the conclusion of the arbitration between our Attain Fertility Centers Division practice in Charlotte, North Carolina, Reproductive Endocrine Associates of Charlotte, P.C. (“REACH”)  and their patients , Sally and Christopher Ware, in which $2,026,381 was awarded to Plaintiffs for wrongful conception and emotional distress because their daughter was born with cystic fibrosis, we received a letter dated April 19, 2011 from Medical Mutual Insurance Company of North Carolina (“MMIC”) demanding, as Subrogee of REACH, indemnification from IntegraMed based on the indemnification provision in the management agreement between REACH and IntegraMed dated September 1, 2003 (the “MSA”). IntegraMed rejected the demand. On September 30, 2011, we were served with a complaint filed in the General Court of Justice, Superior Court Division, Guildford County, South Carolina in which  MMIC is claiming, among other things, a willful refusal of IntegraMed to indemnify MMIC under the MSA as a result of payments made by MMIC to Sally and Christopher Ware as a result of the arbitral award.  We have retained North Carolina counsel and are vigorously defending the claims based on meritorious defenses. The parties have agreed to the arbitrators who will arbitrate the matter in Q4. Although we will vigorously defend the allegations, we cannot assure you that we will ultimately prevail.

In June 2012, subsequent to the Company’s June 11, 2012 announcement of an Agreement and Plan of Merger with SCP-325 Holding Corp and SCP-325 Merger Sub, Inc.,  affiliates of Sagard Capital Partners, LP, two lawsuits (Shane Ruth Vs. IntegraMed, et. al. , New York Supreme Court, Westchester County and Charles Francis vs. IntegraMed et. al., Chancery Court, State of Delaware) were filed against the Company, its Board of Directors and Sagard. The plaintiff in the New York action seeks injunctive and other equitable relief, including enjoining the merger, and damages, as well as recovery of costs, including reasonable attorneys’ fees.  In July 2012, the plantiffs in both lawsuits began coordinating their claims and the plaintiff in the Delaware case requested that the action in Delaware be stayed pending resolution of the New York case, which the Delaware Chancery Court granted.  Although the Company believes that the claims in these lawsuits are without merit, the Company can offer no assurances that it will be successful in defending the claims.

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

Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue (ASU No. 2011-07)

In July 2011, the FASB issued a new accounting standard on the presentation of patient service revenue and related provisions for doubtful accounts. Under the term of this pronouncement certain health care entities are required to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). This pronouncement is applicable to only those entities that recognize significant amounts of patient service revenue at the time services are rendered even though the entities do not assess a patient’s ability to pay. All other entities would continue to present the provision for bad debts (including bad debts associated with patient service revenue) as an operating expense. The new standard is effective for public companies effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  As the patient service revenue included in our financials includes an assessment of a patient’s ability to pay, and is presented net of related contractual allowances, it is our opinion that this standard is not applicable to our statement of operations, and therefore we will continue to present the provision for bad debts as an operating expense.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 11, 2012, we entered into a merger agreement, as further described in Note 1 above to our condensed consolidated financial statements.

In connection with the transactions contemplated by the merger agreement, we paid advisory fees of $1.0 million and legal and other professional fees totaling approximately $471,000 during the second quarter 2012. In addition, approximately $1.0 million in additional advisory fees will be payable upon the consummation of the merger.

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

 The Attain Fertility Centers Division is comprised of 35 contracted fertility centers, located in major markets across the United States. Each contracted center is composed of a multi-physician practice with most offering multiple clinical locations in their service area.   This Division provides an array of services to contracted fertility centers ranging from consumer marketing services to complete practice management services.  The strategy of the Attain Fertility Centers Division is to support the long term growth of contracted centers by attracting and retaining new patients, expanding market share, and for our partner practices (those that we provide the full range of management service), we enable superior clinical and patient care, and increase the operational efficiency of the fertility center.  The Attain Fertility Centers Division drives growth at our contracted fertility centers through a number of business development and marketing initiatives, these include our suite of Attain™ IVF programs.  The Attain™ IVF programs consist of product offerings which allow a patient to pay one fee for multiple treatment cycles and under certain programs, patients are eligible for a refund if they do not take home a baby.

Our Vein Clinics Division began operations on August 8, 2007, with the purchase of Vein Clinics of America, Inc. (“VCA”), a company that had been in business since 1981. The Vein Clinics Division currently manages a network of 50 clinics located in 15 states, which specialize in the treatment of vein disease and other vein disorders.

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

Major Events Impacting Financial Condition and Results of Operations

2012

On June 11, 2012, the Company entered into a definitive agreement to be acquired by affiliates formed by Sagard Capital Partners, L.P. (“Sagard Capital”), an investment fund and IntegraMed shareholder. The Merger Agreement was filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2012.

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

On February 10, 2012, we announced that our Attain Fertility Centers Division had entered into an agreement with UNC Health Care System’s to provide full complement of support services, including operational and financial management, revenue cycle management, patient marketing and sales, information systems support to their fertility practice. Under the terms of this 20-year agreement, our service fees are comprised of a fixed percentage of revenues, reimbursed costs of services, and an additional fixed percentage of the center’s earnings. We also committed up to $0.5 million to fund any necessary capital needs of the practice

2011

On August 2, 2011, we amended our credit facility with Bank of America, N.A., TD Bank, N.A., and Webster Bank, N. A..  This amendment revised our consolidated EBITDA covenant.

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

Results of Operations

The following table shows the percentage of net revenues represented by various expenses and other income items reflected in our consolidated statements of operations for the three and six month periods ended June 30, 2012 and 2011:

	For the three-month period Ended June 30, (unaudited)		For the six-month period Ended June 30, (unaudited)
	2012	2011	2012	2011
Revenues, Net
Attain Fertility Centers	69.7%	71.9%	71.0%	73.7%
Vein Clinics	30.3%	28.1%	29.0%	26.3%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of services and sales
Attain Fertility Centers	63.7%	65.9%	65.0%	67.2%
Vein Clinics	28.9%	26.4%	27.7%	25.2%
Total cost of services and sales	92.6%	92.3%	92.7%	92.4

Contribution
Attain Fertility Centers	6.0%	6.0%	6.0%	6.5%
Vein Clinics	1.4%	1.7%	1.3%	1.1%
Total contributions	7.4%	7.7%	7.3%	7.6%

General and administrative expenses	6.0%	4.3%	5.0%	4.5%
Legal settlement	0.0%	2.4%	0.0%	1.2%
Interest income	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Interest expense	0.1%	0.2%	0.1%	0.2%
Total other expenses, net	6.0%	6.8%	5.1% %	5.8%

Income before income taxes	1.4%	0.9%	2.2%	1.8%
Income tax provision	0.8%	0.4%	1.0%	0.7%
Net income	0.6%	0.5%	1.2%	1.1%

For the three months ended June 30, 2012, total revenues were $76.2 million, an increase of approximately $7.1 million, or 10.3%, from the same period in 2011. Revenue at our Attain Fertility Centers Division grew $3.5 million, or 7.0%, above the same period in 2011, based on growth in both our Partner fertility centers and Attain IVF programs.  Revenue at our Vein Clinics Division was up approximately $3.7 million, or 18.9%.

For the six months ended June 30, 2012, total revenues were $147.0 million, an increase of approximately $13.7 million, or 10.3%, from the same period in 2011. Revenue growth at our Attain Fertility Centers Division of $6.1 million was 6.2% above the same period in 2011 based on growth in both our Partner fertility centers and Attain IVF programs.  Revenue at our Vein Clinics Division was up approximately $7.6 million, or 21.6%.

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
Our revenues from one Partner clinic are not based on this three-part structure. Rather, our revenues for this clinic are based on a cost-plus formula and are generally equal to the operating expenses associated with managing the medical practice plus 9.5% of such expenses.

In addition to these revenues generated from our fertility centers, we often receive miscellaneous other revenues related to providing non-medical services to medical practices. From the total of our revenues, we subtract the  amortization of our business service rights under several agreements, which are the rights to provide business services to each of the centers.

During the three and six months ended June 30, 2012, revenue from our partner practices in our Attain Fertility Centers Division, increased by $2.7 million, or 6.4%, and $5.4 million, or 6.5%, respectively, relative to the same period in the prior year. This increase was the result of a rise in same-center revenues and profitability compared to the same period in 2011. The increased revenue from same-centers was due in part to the increased number of physicians practicing at these locations as well as facility fees earned from affiliated physicians who utilized our clinical facilities.

The table below illustrates the components of the Attain Fertility Centers revenues in relation to the Partner fertility center practice financials for the three and six month periods ended June 30, 2012 and 2011 (000’s omitted):

	For the three-month period Ended June 30,		For the six-month period Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Physician Financials
(a) Patient revenue	$62,807	$60,714	$125,216	$118,441
(b) Cost of services	40,606	37,739	80,241	74,960
(c) Base service fee	3,095	2,974	6,196	5,872
(d) Practice contribution (a-b-c)	19,106	20,001	38,779	37,609
(e) Physician compensation	17,715	18,335	35,725	34,377
(f) IntegraMed additional fee	1,391	1,666	3,054	3,232

IntegraMed Financials
(g) IntegraMed gross revenue (b+c+f)	45,092	42,379	89,491	84,064
(h) Amortization of business service rights	(325)	(324)	(649)	(648)
(i) Other revenue	31	31	62	62
(j) IntegraMed fertility services revenue (g+h+i)	44,798	42,086	88,904	83,478
(k) Costs of services	40,606	37,771	80,241	75,021
(l) Division overhead	2,276	2,010	4,379	4,239
(m) Contribution of Integramed Centers (j-k-l)	$1,916	$2,305	$4,284	$4,218

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

The following summarized quarterly data for the three months and six months ended June 30, 2012 and 2011 is presented for additional analysis and demonstration of the slight seasonality of our Attain Fertility Centers Division. New patients visits are an indicator of initial patient interest in fertility treatment and IVF cases completed are an indicator of billable charges (000’s omitted, except IVF statistics).

	Q2 2012	Q2 2011	Change	% Change	YTD 2012	YTD 2011	Change	% Change

Revenue, Net	$53,131	$49,653	$3,478	7.0%	$104,388	$98,251	$6,137	6.2%
Contribution	$4,594	$4,172	422	10.1%	$8,863	$8,606	257	3.0%

Partner Centers Statistics
New Patient Visits	7,340	7,458	(118)	(1.6)%	15,943	15,101	842	5.6%
IVF Cycles	4,013	3,886	127	3.3%	8,398	7,695	703	9.1%
IUI Cycles	6,445	6,410	35	0.6%	13,461	12,427	1,034	8.3%

Attain Statistics
Applications	603	719	(116)	(16.1)%	1,300	1,480	(180)	(12.2)%
Enrollments	404	457	(53)	(11.6)%	874	896	(22)	(2.5)%
Pregnancies	311	269	42	15.6%	572	534	38	7.1%

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

For the three and six months ended June 30, 2012, revenues from our Attain IVF programs increased by $0.8 million, or 11.2%, and $0.8 million, or 5.6%, respectively,  versus the same periods in the prior year. This growth was fueled primarily by the expansion of our Multi-Cycle product offering launched during fiscal 2011 which helped drive enrollments and pregnancies in our Attain IVF programs.

Contribution from our Attain Fertility Centers Division for the three and six month periods ended June 30, 2012 increased by $422 thousand or 10.1%, and $257 thousand or 3.0%, respectively, versus the same periods in the prior year. This increase is primarily the result of increased patient revenues at the clinic level coupled with increased favorable outcomes within our Attain IVF product offerings.

Vein Clinics Segment:

Revenues within our Vein Clinics segment are generated from direct billings to patients or their insurer for vein disease treatment services and these revenues are consolidated directly into our financials.

Revenues for the three and six months ended June 30, 2012 increased by $3.7 million or 18.9%, and $7.6 million or 21.6%, respectively, from the comparable periods in 2011.  During the first six months of 2012, we opened 6 new vein clinic locations in Wayne, PA, Geneva IL, Annapolis, MD, Plano and Allen, TX, and Mid-Town (Atlanta) , GA, These additional clinics brought our total number of vein clinics to 50 as of June 30, 2012.

Contribution for the three and six months ending June 30, 2012 was $1.1 million and $1.9 million, respectively, versus $1.2 million and $1.4 million, respectively, for the same periods in the prior year. The reduction in contribution for the three month period ended June 30, 2012 is due to additional new clinic start-up losses incurred in the quarter versus the same period in the prior year.

Our strategy is to continue to expand our clinic footprint by opening additional new vein clinics in locations across the United States during 2012 and in future years. We plan to open three clinics through the remainder of 2012. As a result of this expansion program, we incurred new clinic start-up losses on clinics opened in 2012 totaling $1.1 million during the first two quarters of 2012, and we estimate incurring start-up losses of approximately $2.0 million for all of fiscal 2012.  The pace of these openings is dependent upon our ability to identify and develop appropriate site locations for clinics which comprise both adequate reimbursement rates and patient demographics, and to recruit qualified physicians to staff those sites.

Vein Clinics Division data for the three and six month periods ended June 30, 2012 and 2011 appear below (in thousands, except first leg starts).

	Q2 2012	Q2 2011	Change	% Change	YTD 2012	YTD 2011	Change	% Change

Revenues, Net	$23,060	$19,398	$3,662	18.9%	$42,629	$35,059	$7,570	21.6%
Contribution	1,068	1,192	(124)	(10.4)%	1,919	1,441	478	33.2%

Inquiries	9,667	8,912	787	8.5%	16,256	14,353	1,903	13.3%
New Consultations	6,382	5,604	778	13.9%	10,650	9,156	1,494	16.3%
First Leg Starts	3,100	2,759	340	12.3%	5,600	4,787	813	16.9%

General and Administrative Expenses

General and administrative expenses are comprised of salaries and benefits, administrative, regulatory compliance and operational support costs defined as our Shared Services group, which are not specifically related to individual center or clinic operations or other product offerings.  These costs totaled $4.5 million for the three months ended June 30, 2012, versus $3.0 million recognized in the same period in the prior year, and $7.4 million for the six months ended June 30, 2012, versus $6.0 million for the prior year period.

As previously noted, the three and six month periods in 2012 included approximately $1.5 million of costs related to our proposed merger with affiliates of Sagard Capital. Excluding these costs, General and Administrative expenses would have been approximately even with prior year levels for both the three and six month periods ending June 30, 2012.

We continue to actively manage general and administrative expenses in an effort to leverage our Shared Services group and extract economies of scale as those opportunities arise.

Interest

Interest expense for the three and six months ended June 30, 2012 was $96 thousand and $201 thousand, respectively, down $36 thousand and $72 thousand from their respective prior year periods. These reductions are due primarily to lower interest costs resulting from scheduled debt payments on our outstanding term loan.

Income Tax Provision

Our provision for income tax was approximately $0.6 million and $1.5 million for the three and six months ended June 30, 2012, respectively, or 55.3% and 44.9%, respectively, of pre-tax income.  This is compared to approximately $0.3 million and $0.9 million, or 44.8% and 40.0%, respectively, of pre-tax income during the same period last year.  Our effective tax rates for 2012 and 2011 reflect provisions for both current and deferred federal and state income taxes.  Our effective income tax rate for the three and six months ended June 30, 2012 and 2011 includes additional interest for uncertain tax position items.  Our effective income tax rate for the three and six months ended June 30, 2012 also includes the tax effect of non-deductible merger costs that caused our effective income tax rate to increase.

Off-Balance Sheet Arrangements

Current accounting guidance addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance is effective for reporting periods after January 1, 2010 requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE. An enterprise is required to consolidate if it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and is the primary beneficiary or obligor of the VIE. As of June 30, 2012, through our ownership of Vein Clinics of America, Inc, we have interests in the individual vein clinics, where we are the primary beneficiary and obligor of their financial results (our contract provides for us to receive any excess or deficit profits from the vein clinics). As such we have consolidated these vein clinic operations in our consolidated financial statements.  Since we do not have any financial interest in the individual fertility centers and we are not the primary beneficiary or obligor of their financial results (our contracts provide for the physician owners of the clinics to receive any excess or deficit profits), we do not consolidate the results of the fertility centers in our accounts. Also, since we do not have a controlling interest in the captive insurance provider and we are not the primary beneficiary, we do not consolidate the results of the captive insurance company in our accounts.

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $56.7 million in cash and cash equivalents on hand as compared to $57.9 million at December 31, 2011. We had a working capital of approximately $10.1 million and $19.6 million as of June 30, 2012 and December 31, 2011, respectively.

Deferred revenue and other patient deposits from our Attain IVF programs, which are reflected as a current liability, represent funds received from patients in advance of treatment cycles and are an indication of future revenues. These deposits totaled approximately $14.4 million and $13.9 million as of June 30, 2012 and December 31, 2011, respectively. The change in deposit balances are a direct result of patient enrollment, and through-put, in our treatment programs. These deposits are a significant source of cash flow and represent interest-free financing for us.  These funds are not restricted and the cash balances are included in our cash and cash equivalents.

In May, 2010, we entered into a syndicated amended and restated financing arrangement with Bank of America, TD Bank and Webster Bank and secured a $35 million three-year revolving credit facility (amounts available to be borrowed are based on eligible patient receivables and as of June 30, 2012, approximately all of the $35 million line of credit was available) and a $25 million three-year term loan. Both the term loan and the revolving credit facility mature in May 2013. Interest on the term loan and revolving loans are payable based on a tiered pricing structure related to a defined leverage ratio. Commitment fees on unused portions of the revolving credit facility are also payable based on a tiered pricing structure tied to the same defined leverage ratio.  At June 30, 2012, there were no outstanding balances on the revolving credit facility.

As of June 30, 2012, we were in full compliance with all of our applicable debt covenants. We continuously review our credit agreements and may renew, revise or enter into new agreements from time to time as deemed necessary.

During the third quarter of 2010 we also entered into an interest rate swap agreement to help manage interest rate risk. This swap agreement will mature in the third quarter of 2013, at which time we will re-evaluate our options for managing interest rate risk.

As of June 30, 2012, we did not have any significant contractual commitments for the acquisition of fixed assets or construction of leasehold improvements.  However, we do anticipate upcoming capital expenditures during the normal course of business which we will be able to finance from our operating cash flows. These expenditures are primarily related to medical equipment, information system infrastructure and leasehold improvements.

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

Significant Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and other commercial commitments at June 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (000’s omitted)
	Total	Less than 1 Year		1-3 Years		4-5 Years		After 5 Years

Notes payable	$9,070	$9,070	$	─	$	─	$	─
Interest on debt	214	214		─		─		─
Operating leases (rents)	76,933	5,720		25,206		19,529		26,478
Total contractual cash obligations	$86,217	$15,004		$25,206		$19,529		$26,478

	Amount of Commitment Expiration per Period (000’s omitted)
	Total	Less than 1 Year		1-3 Years		4-5 Years		After 5 Years

Unused lines of credit	$35,000	$35,000	$	─	$	─	$	─

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our interest income and expense items are sensitive to changes in the general level of interest rates. We are currently subject to interest rate risk associated with our credit facilities as well as our short term investments and certain advances to our Partner Fertility Centers, some of which are tied to either short term interest rates, LIBOR or the prime rate. As of June 30, 2012, we do not believe that a one percent change in market level interest rates would have a material impact our pre-tax income.

Item 4.                      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of June 30, 2012 (the "Evaluation Date"). Based upon that evaluation, the   Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b) Changes in internal controls

There were no changes made in our internal control over financial reporting during the quarter ended June 30, 2012 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II                                OTHER INFORMATION

Item 1	Legal Proceedings

From time to time, we are party to legal proceedings in the ordinary course of business. Please refer to Note 12 of these financial statements for additional disclosures.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index to Exhibits on Page 28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	August 7, 2012	By:	INTEGRAMED AMERICA, INC. (Registrant) /s/Timothy P. Sheehan
Timothy P. Sheehan Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	CEO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2012

31.2	CFO Certification Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2012

32.1	CEO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2012

32.2	CFO Certification Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2012
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Document
101. LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Extension Presentation Document